Form 10-Q
period 1997-06-30
INTERNATIONAL ISOTOPES INC
filed 1997-09-29
CIK 1038277

FORM 10-Q


                         SECURITIES EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  June 30, 1997


                             Commission file number:
                                 333-26269 SB-2

                           INTERNATIONAL ISOTOPES INC.
             (Exact name of registrant as specified in its charter)

           Texas                                         74-2763837
(State of incorporation)                    (IRS Employer Identification Number)

2600 Longhorn Boulevard, Suite 105                         78758
         Austin, Texas                                  (Zip Code)
(Address of principal executive offices)

                                  512-834-1822
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X*

As of August 19, 1997 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq small cap market, was $55,043,550. As of August 19, 1997 the number of shares of common stock, $.01 par value, outstanding was 6,115,950.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 14, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                       Page No.

PART I - FINANCIAL INFORMATION:

         Item 1 -  Financial Statements:

                   Consolidated Balance Sheets at June 30, 1997 and December 31, 1996 (unaudited)

                   Consolidated Statements of Operations for the Six Months Ended June 30, 1997 and for the Period November 1, 1995 (inception) through June 30, 1997 (unaudited).

                   Consolidated Statements of Cash Flows for the six Months Ended June 30, 1997 and 1996 and for the period from November 1, 1995 (inception) through June 30, 1997 (unaudited).




         Notes to Consolidated Financial Statements (unaudited).



         Item 2  - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

PART II  -  OTHER INFORMATION:

         Item 6  -  Exhibits and Reports on Form 8-K


SIGNATURE

PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                           Consolidated Balance Sheet
                       June 30, 1997 and December 31, 1996



                                                                                   06/30/97       12/31/96
                                                                                   --------       --------
Assets

Current assets:
         Cash and cash equivalents .............................................      265,145       331,397
         Restricted certificate of deposit .....................................      100,000       300,000
         Assets held for sale ..................................................      544,760       546,613
         Inventory .............................................................      702,691       757,498
         Prepaids ..............................................................      342,198
         Other .................................................................       14,747        10,855
                                                                                   ----------    ----------
                     Total current assets ......................................    1,969,541       1946363

Property and equipment, net:
         Land ..................................................................       87,894        87,894
         Buildings .............................................................      149,834
         Furniture and equipment ...............................................    1,092,000       972,922
                                                                                   ----------    ----------
                       Total property and equipment, net .......................    1,329,728     1,060,816
                                                                                   ----------    ----------
                      Total assets ..............................................   3,299,179     3,007,179
                                                                                   ==========    ==========

Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable ......................................................      213,593       241,341
         Accrued liabilities ...................................................      692,325        16,475
         Notes payable to bank .................................................    1,370,171     1,850,000
         Notes payable to chairman .............................................       20,000        20,000
         Payable to lending institution ........................................                    569,454
         Long Term liability - notes payable to banks ..........................    1,645,985
                                                                                    ----------    ----------
                     Total Liabilities .........................................    3,942,074     2,697,270


Stockholders' equity:
         Preferred  stock,  $1.00 par value;  5,000,000 shares  authorized,  no shares issued and outstanding at June 30, 1997 and no shares issued and outstanding at December 31, 1996 Common stock, $.01 par value;
             10,000,000 shares authorized; 3,915,950 shares issued and
             outstanding at June 30, 1997, .....................................       39,159        37,667
             3,766, 663 issued and outstanding at December 31, 1996
             Additional paid-in capital ........................................    2,933,047     1,266,688
             Deficit accumulated during the development stage ..................   (3,143,101)     (834,446)
             Receivable from stock sales .......................................     (160,000)
                                                                                   ----------    ----------
                     Total stockholders' equity ................................     (642,895)      309,909
                                                                                   ----------    ----------
                      Total liabilities and stockholders' equity ................   3,299,179     3,007,179
                                                                                   ==========    ==========

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                                                         Period from
                                                        Six Months ended         Three Months ended    November 1, 1995
                                                            June 30,                  June 30,        (inception) through
                                                       1997        1996          1997          1996       June 30, 199
                                                  ----------    ----------    ----------    ----------    ---------
Sale of accelerator components                       135,187            --         7,115            --      910,289
Cost of sales                                         68,438            --         2,782            --      331,878
                                                  ----------    ----------    ----------    ----------    ---------
         Gross Profit .........................       66,749            --         4,333            --      578,411


General and administrative ....................      212,602       319,481       129,464       319,481      259,964
Sales and Marketing ...........................          116                         116            --          116
Commissions and fees ..........................           --            --        95,315                     95,315
Consulting fees ...............................        5,183       173,282         1,724       173,282      372,932
Legal and professional fees ...................        8,425           370         7,198           370       68,110
Salaries and contract labor ...................    1,928,036         8,181     1,250,244         2,429    2,087,923
Rent and security .............................       78,996         2,369        32,256         2,369      180,470
Other .........................................                                    8,700            --      105,213
                                                   -----------------------    ----------    -----------------------
         Total operating expenses .............    2,233,359       512,383     1,421,002       497,931    3,116,990
                                                  ------------------------    ----------    -----------------------
         Loss from development stage operations   (2,166,610)     (512,383)   (1,416,669)     (497,931)   2,538,585



Gain on sale of assets held for sale ..........           --            --            --            --      336,364
Interest income ...............................        7,258           807         6,385           807       12,167
Interest expense ..............................     (149,303)         (616)                    (65,987)    (433,044)
Loan financing fees ...........................           --          (616)                                (750,000)
                                                  ------------------------    ----------    -----------------------
         Loss before extraordinary item .......   (2,308,655)     (512,192)   (1,475,821)     (497,740)  13,393,301
                                                  ----------    ----------    ----------    -----------------------
Extraordinary gain on debt extinguishment .....                                                      0      250,000
                                                                                            -----------------------
                                                  (2,308,655)     (512,192)   (1,475,821)     (497,740)     250,000
                                                  ==========    ==========    ==========    ==========    =========
                                                                                                          4,143,101


See accompanying notes to unaudited consolidated financial statements

                                    Sheet 1




                  INTERNATIONAL, ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                             Period from
                                                                                       Six Months          November 15, 1995
                                                                                       Ended June 30,     inception) through
                                                                                  1997           1996         June 30, 1997
Cash flows from operating activities:
Net loss ....................................................................   ($2,308,655)     ($512,193)   ($3,393,216)
Adjustments to reconcile net loss to net cash used
   in operating activitiies                                                                                            --
  Depreciation and amortization .............................................         4,836                         6,496
  Gain on sale of assets ....................................................                                    (336,364)
  Services compensated by stock issuance ....................................     1,171,383                     1,432,269
  Changes in operating assets and liabilities:
         Other assets .......................................................         3,892       (101,100)        (6,963)
         Inventory ..........................................................        54,807                      (702,691)
         Accounts payable ...................................................      (342,198)                     (342,198)
         Accrued liabilities ................................................       (27,748)       120,772        213,593
         Net cash used in operating activities ..............................       675,850        289,857        692,325
                                                                                -----------    -----------    -----------
                                                                                   (767,833)      (202,664)    (2,186,634)
Cash flows from investing activities:
              Proceeds from redemption of certificate of deposit ............       200,000                       200,000
 Purchase of certificate of deposit .........................................                                    (300,000)
Building Construction costs .................................................      (149,834)                     (149,834)

Purchase of assets for resale and furniture and equipment held for operations      (123,914)    (2,595,000)    (2,012,587)
 Proceeds from sale of assets held for sale, net of related expenses ........                                     691,051
                                                                                -----------    -----------    -----------
         Net cash used in investing activities ..............................       (73,748)    (2,595,000)    (1,571,370)

Cash flows from financing activities:
 Proceeds from issuance of notes payable to chairman ........................                                     120,123
 Proceeds from sale of common stock .........................................       260,475          8,466      1,063,841
 Proceeds from issuance of debt .............................................     3,558,154      3,100,000      8,308,154
 Principal payments on notes payable                                             (3,043,204)                   (5,373,750)
 Payments on notes payable from chairman ....................................                      (21,960)       (95,000)
                                                                                -----------    -----------    -----------
         Net cash provided by financing activities ..........................       775,425      3,086,506      4,023,245
                                                                                -----------    -----------    -----------
Net increase in cash and cash equivalents ...................................       (66,156)       288,842        265,241
                                                                                -----------    -----------    -----------
Cash and cash equivalents at beginning of period ............................       265,241        288,842        265,241
                                                                                ===========    ===========    ===========
Cash and cash equivalents at end of period ..................................       331,397             --             --


Supplemental disclosure of cash flow activities:
       Cash paid for interest ...............................................       112,410                       407,836
       Cash paid for financing fees .........................................        15,261                       515,261

Supplemental disclosure of noncash transactions:
       Conversion of notes payable to common stock ..........................                                       5,000
       Acquisition of subsidiary through issuance of common stock ...........                                      73,003
       Acquisition of patent through issuance of common stock ...............                          110            110


Item 1 - NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS
                (Unaudited)

INTERNATIONAL ISOTOPES INC.AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)


(1) THE COMPANY AND BASIS OF PRESENTATION

International Isotopes Inc. (the "Company") was incorporated on November 15, 1995 and is a development stage enterprise. The Company's primary activities have been to obtain assets to be used in the production of radioisotopes and to obtain funding to complete the reconfiguration and reassembly of the linear accelerator.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Gazelle Realty, all significant intercompany accounts and transactions have been eliminated in consolidation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial statements included herein have been prepared by the Company without audit and in accordance with generally accepted accounting principles. These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Company's audited consolidated financial statements for the year ending December 31, 1996 included in the Prospectus contained in Amendment No. 2 to the Registration Statement on form SB-2 filed with the SEC and became effective on August 19, 1997.

Certain information in footnote disclosures, normally included in the financial statements were prepared in accordance with generally accepted accounting principles, and have been condensed or omitted pursuant to the rules and regulations. The financial data disclosed in the notes to the consolidated statements are unaudited for these periods.


(2) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss per share attributable to common stockholders is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidulitive, except that, pursuant to the SEC Staff Accounting Bulletin No. 83, common stock issued for consideration below the IPO price and warrants exercised, warrants granted and stock options granted with exercise prices below the IPO price during the 12 month period preceding the date of the initial filing of the registration statement, even when antidilutive, have been included in the calculation of common equivalent shares, using the treasury stock method based on the assumed IPO price as if they were outstanding for all periods presented.

(3) NOTES PAYABLE TO BANKS

Notes payable to bank consisted of the following:

                                                                   June 30, 1997
                                                                   (unaudited)

8.5% Note payable to a bank, secured by substantially all of the assets of the Company, including a restricted certificate of deposit and collateral and personal guarantees of certain officers and stockholders. Principal reductions of $3,240 were made in July 1997. Interest payable monthly through November 1997, and principal and interest payments are due monthly beginning December 19, 1997. The outstanding principal and interest was paid in August and September 1997. (See note 6)
$1,652,193

8.5% Interim Construction Note payable to a bank, secured by land and improvements, due February 19, 2018. Principal and interest payments are due monthly beginning March 19, 1998. Additional amounts of $67,344 were drawn
during August 1997.      56,819

Prime rate revolving loan with a line of credit with a bank $619,000. Interest is payable monthly, with maturity at November 19, 1997. The outstanding principal and interest was paid in full in August and September 1997. (See Note
6)                      607,144

10% , $1,500,000 revolving line of credit from a company related to a director. Principal and interest is due in full on June 1, 1999. An additional $250,000 was drawn in July, 1997. The outstanding principal and interest paid in August,
1997. (See Note 6)      500,000

7% Note payable to bank, secured by collateral owned by a stockholder, due September 17, 1997. The remaining balance was paid in August, 1997. (See Note 6)
                        100,000

7.05% Note payable to bank, secured by collateral owned by a stockholder, due September 17, 1997. The remaining balance was paid in full in August, 1997.(See
Note 6)                 100,000
                                                TOTAL                $3,016,156




(4) COMMON STOCK

During the six months ended June 1997, the Company agreed to issue a total of 320,000 shares of common stock at a purchase price of $1.60 as incentives to four recently hired key employees. Of these shares, 170,000 were issued in June 1997. The remaining 150,000 shares are first purchasable at December 31, 1997. The Company recognized $ 1,643,750 of compensation expense related to these incentive grants during the first six months of 1997.

In January 1997, the Company agreed to issue 62,500 shares of stock to each of two directors as compensation for loan guarantees at a purchase price of $1.60 per share. These shares were issued in June 1997.

The stock issued in June 1997 for incentive stock and compensation, as noted above, resulted in notes receivable by the Company from the issuees of $472,000.




(5) STOCK OPTION PLAN

On May 17, 1997, the Shareholders approved the terms of the Company's 1997 Long Term Incentive Plan, whereby up to 600,000 shares of the Company's common stock may be awarded to employees, directors and consultants as designated by the Company. Under the terms of the Plan the Board may designate the participants to whom stock options are to be awarded and the vesting terms of the awards. As of June 30, 1997, options to purchase 290,000 shares of Common Stock had been granted by the Board of Directors at an exercise price of 85% of the IPO price.

(6) SUBSEQUENT EVENTS


Initial Public Offering

On August 19, 1997, the Company completed an offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,283 after deducting underwriters' discounts and commissions. Additional expenses associated with the offering due to legal, audit, printing and other expenses are approximately $1,000,000, resulting in estimate net proceeds of $ 16,805,823 (assuming no exercise of the underwriters' over-allotment option).

The Company has received notification of the underwriter's intent to exercise its over-allotment option to purchase an additional 100,000 share of the Company's Common Stock and 100,000 shares from selling shareholders at $9.00 per share


Debt Restructuring

In August 1997 and September 1997, the Company applied approximately $3,235,000 of the proceeds of the offering to eliminate all outstanding bank loans, except for their construction loan. In August 1997, outstanding debts to two directors were also paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the "Risk Factors" section included in the Prospectus contained in Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Securities Exchange Commission (SEC) on May 1, 1997 (the Prospectus) which was approved and became effective on August 14, 1997. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.


OVERVIEW

International Isotopes Inc. (the "Company") is a development stage company which intends to be the first domestic producer of a full range of pharmaceutical grade radioactive isotopes ("radioisotopes") and radiopharmaceuticals (on a contract or joint venture basis) for commercial sale to the nuclear medicine industry. Radioisotopes, which are indispensable components of nuclear medicine, are radiation emitting atoms that are used for both medical diagnostics and in-the-body ("in vivo") therapeutics.

Presently, the most commonly used radioisotopes in the United States, such as molybdenum-99 ("Mo-99"), thallium-201, gallium-67, indium-111 and palladium-103, which the Company intends to commercially produce, are produced by four domestic radiopharmaceutical companies, primarily for their own use, and by two foreign manufacturers, and are used either independently or in various combinations or "cocktails" to assist in the diagnosis of a myriad of medical conditions, including coronary heart disease, pulmonary embolism, thyroid carcinoma, bone cancer, brain disorders, acute cholecystitis (inflammation of the gall bladder), gastrointestinal bleeding, renal artery stenosis and other diseases.

The Company also intends, under an exclusive worldwide license, to complete development of and to manufacture and market for use in diagnostic nuclear medicine a high resolution medical imaging camera, key components of which are patented. Based on spatial resolutions achieved in industrial applications of the licensed patented inventions, the Company believes its medical imaging camera will have resolution at least four times greater than any medical imaging camera currently on the market.

The Company's activities since inception have been primarily devoted to acquisition of the SSC Linac assets with a currently appraised market value of $8,084,000, and the expenditure of funds to increase the capital assets through the assembly and upgrade of the Linac for efficient production of radioisotopes and radiopharmaceuticals. In addition, the Company has engaged in construction of administration, manufacturing and services facilities with an appraised value of $1,068,000. The Company has employed additional key-personnel in the area of Linac manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance.

The Company has a limited history of operations and has experienced operating losses and significant expenses in the acquisition of key-personnel, land and facilities. As of June 30, 1997, the Company had an accumulated deficit of $3,143,101. The Company expects operating losses to continue as it initiates radioisotope and radiopharmaceutical production, validation, customer approval, marketing and product development.


RESULTS OF OPERATION

Three months ended June 30, 1997 and 1996

Revenues from sales of accelerator components and equipment and the corresponding costs of sales for the three months ended June 30, 1997 were $7.115 and $2,782, respectively, compared to $0 for the same period in 1996, resulting in gross profit of $4,333. During the same period in 1996, the Company had no paid personnel, no leased office facilities and only limited equipment and assets .

Operating costs increased by $922,956 to $1,420,887 for the three months ended June 30, 1997 compared to $497,931 in the comparable period in 1996. The costs are primarily related to attracting highly experienced professionals as well as to incentive compensation expense related to the issuance of common stock to key employees. Salaries and contract labor expenses increased by $1,247,700, general and administrative expenses decreased by $190,017, consulting fees decreased by $171,558, legal and professional fees increased by $6,828, rent and security expenses increased by $29,987, and interest expense by $65,987, for the three months ended June 30, 1997, compared to the period ended June 30, 1996.


Six Months Ended June 30, 1997 and 1996

Revenues from sales of accelerator components and equipment and the related costs of sales for the six months ended June 30, 1997 were $135,187 and $68,438, respectively, compared to $0 for the same period in 1996. A gross profit of $66,749 for the six months ended June 30, 1997 was realized.

Operating costs increased to $2,233,359 for the six months ended June 30, 1997 from $512,383 the comparable period in 1996. The increase was principally due to additional personnel salaries, facilities costs and the incentive stock payments to key personnel. Consulting expense decreased from $173,282 for the six month period ending June 30, 1996 compared to the same period in 1997, due to the fact that the Company initiated capital asset projects devoted to constructing the linear accelerator for production. The Company expects its future activities to be centered on capital asset construction related to the linear accelerator assets and production facilities.



Interest expense primarily relating to loans and bank financing increased from $616 in 1996 to $149,303 for the six-month period ending June 30, 1997. The Company anticipates interest expense will decrease dramatically as a result to payment of all debt from the equity funds of the public offering.

Liquidity and Capital Resources

From November 1, 1995 (inception) through July, 1997, the Company obtained funds primarily through principal shareholder guaranteed bank loans, sales of accelerator components and excess equipment, sales of Common Stock in a private placement to investors and from loans from stockholders and directors.

In December 1996, the Company borrowed $1,750,000 from an Austin, Texas bank to pay off the original acquisition financing for the purchase of the LINAC assets. In May of 1997, favorable refinancing from a Denton, Texas bank located in the Company's local community, allowed the Company to decrease interest costs and to commence construction of its administrative services their first building. In June of 1997, a company related to a director granted the Company a $1,500,000 line of credit for the purpose of increasing operations and for funding a portion of the costs related to the public offering.

Funds from the public offering were utilized to extinguish all Company debt with the exception of the construction loan for the administrative and services building.

Management anticipates, based on its currently proposed plans and assumptions relating to its operations, that the current cash resources will be sufficient to sustain operations for the next 18 months.



PART II.   OTHER INFORMATION

Item 2. Changes in Securities

In May and through June 30, 1997 the Company issued to several key employees and two directors 247,496 shares of common stock previously contributed to the Company by company founders plus an additional 47,504 shares from the Company. The stock was held as treasury stock at March 31, 1997.


Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 1997, the Shareholders approved the terms of the Company's 1997 Long Term Incentive Plan, whereby up to 600,000 shares of the Company's common stock may be awarded to employees, directors and consultants as designated by the Company. Under the terms of the Plan the Board may designate the participants to whom stock options are to be awarded and the vesting terms of the awards. As of June 30, 1997, options to purchase 290,000 shares of Common Stock had been granted by the Board of Directors at an exercise price of 85% of the IPO price.

Item 5. Other Information

On August 14, 1997 the Company completed an offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,283 after deducting underwriters' discounts and commissions. Additional expenses associated with the offering due to legal, audit, printing and other expenses are approximately $1,000,000, resulting in estimated net proceeds of $ 16,805,823 (assuming no exercise of the underwriters' over-allotment option).

The Company has received notification of the underwriter intent to exercise its over-allotment option to purchase an additional 220,000 shares of the Company's Common Stock at $9.00.

The Company continues construction of the administration, manufacturing and services building, however construction has been delayed due to materials and contractor scheduling as well as foundation redesign due to ground water.

The Company has retained the firm of Feinstein Kean Partners of Boston, MA, to assist in public and investor relations, news releases, marketing and general corporate image.

The Company has received a commendation from the State of Texas Legislature through a unanimous vote on HRS 310. The unanimous resolution expressed the State's support of the Company's business plans and utilization of the Superconducting Super Collider Linac assets to establish a medical radioisotope and radiopharmaceutical industry in the State of Texas. The State further recommends funding and the support to establish an academic school of Radiopharmacy.

The Company, on July 24, 1997, entered into a contract with the University of North Texas to install and operate a CP-42 cyclotron for research, development of new isotopes and production of research isotopes. The contract is subject to the University of North Texas obtaining the CP-42 cyclotron from M.D. Anderson Health Science Center, Houston, TX.

The Company continues to implement the strategic marketing plan through attendance at the annual meetings of the American Society of Nuclear Medicine (June 1997), the European Society of Nuclear Medicine (August 1997), the International Isotope Conference of Nuclear Medicine (October 1997) and the Oppenheimer Annual Health Care Conference (October 1997).

The Company has registered the Linac Accelerator with the Texas Department of Public Health, Bureau of Radiation Control and is preparing the application for its license to operate the accelerator prior to isotope production.



Item 6. Exhibits and Reports on Form 8 - K

a. Exhibits: (None)

b. Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this report on Form 10-QSB is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be wsigned on its behalf by the undersigned, thereunto duly authorized.


                           INTERNATIONAL ISOTOPES INC.
                           (Registrant)



                           Ira Lon Morgan
                           Chairman and Treasurer




                           Joan H. Gillett
                           Chief Financial Officer




Date:  September 26, 1997