Form 10QSB/A
period 1997-06-30
INTERNATIONAL ISOTOPES INC
filed 1997-10-03
CIK 1038277

FORM 10-QSB/A


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

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS                                                       Page No.

PART I - FINANCIAL INFORMATION:


  Item 1 -  Financial Statements:

          Consolidated Balance Sheets at June 30, 1997 and December 31,
          1996 (unaudited)                                                    4

          Consolidated Statements of Operations for the Six Months
          Ended June 30, 1997 and for the Period November 1, 1995
          (inception) through June 30, 1997 (unaudited).                      5

          Consolidated Statements of Cash Flows for the six Months
          Ended June 30, 1997 and 1996 and for the period from November
          1, 1995 (inception) through June 30, 1997 (unaudited).              6




  Notes to Consolidated Financial Statements (unaudited).                     7



  Item 2  - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     10

PART II  -  OTHER INFORMATION:

  Item 2  -  Changes in Securites                                            12

  Item 4  -  Submission of Matters to a Vote of Security Holders             12

  Item 5  -  Other Information                                               12

  Item 6  -  Exhibits and Reports on Form 8-K                                13


SIGNATURE

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                           Consolidated Balance Sheet
                       June 30, 1997 and December 31, 1996



                                                                                   06/30/97       12/31/96
                                                                                   --------       --------
                                                                                         (unaudited)
Assets

Current assets:
         Cash and cash equivalents .............................................      265,145       331,397
         Restricted certificate of deposit .....................................      100,000       300,000
         Assets held for sale ..................................................      544,760       546,613
         Inventory .............................................................      702,691       757,498
         Prepaids ..............................................................      342,198
         Other .................................................................       14,747        10,855
                                                                                   ----------    ----------
                     Total current assets ......................................    1,969,451     1,946,363

Property and equipment, net:
         Land ..................................................................       87,894        87,894
         Buildings .............................................................      149,834
         Furniture and equipment ...............................................    1,092,000       972,922
                                                                                   ----------    ----------
                     Total property and equipment, net .........................    1,329,728     1,060,816
                                                                                   ----------    ----------
                     Total assets ..............................................    3,299,179     3,007,179
                                                                                   ==========    ==========

Liabilities and Stockholders' Equity

Current liabilities:
         Accounts Payable ......................................................      213,593       241,341
         Accrued Liabilities ...................................................      692,325        16,475
         Notes Payable to Banks.................................................    1,423,040     1,850,000
         Notes Payable to Rltd Party ...........................................       20,000        20,000
         Payable to lending institution ........................................                    569,454
                                                                                    ----------    ----------
                     Total Current Liabilities .................................    2,348,958     2,697,270
         Long Term liability - notes payable to banks ..........................    1,593,116            --
                                                                                    ----------    ----------
                     Total Liabilities .........................................    3,942,074     2,697,270


Stockholders' equity:
         Preferred  stock,  $1.00 par value;  5,000,000 shares  authorized,  no shares issued and outstanding at June 30, 1997 and no shares issued and outstanding at December 31, 1996 Common stock, $.01 par value;
             10,000,000 shares authorized; 3,915,950 shares issued and
             outstanding at June 30, 1997, .....................................       39,159        37,667
             3,766, 663 issued and outstanding at December 31, 1996
             Additional paid-in capital ........................................    2,933,047     1,266,688
             Deficit accumulated during the development stage ..................   (3,143,101)     (834,446)
             Receivable from stock sales .......................................     (472,000)     (160,000)
                                                                                   ----------    ----------
                     Total stockholders' equity ................................     (642,895)      309,909
                                                                                   ----------    ----------
                     Total liabilities and stockholders' equity ................    3,299,179     3,007,179
                                                                                   ==========    ==========

             See accompanying notes to unaudited consolidated financial statements

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                                                         Period from
                                                        Six Months ended         Three Months ended    November 1, 1995
                                                            June 30,                  June 30,        (inception) through
                                                       1997        1996          1997          1996       June 30, 1997
                                                  ----------    ----------    ----------    ----------    ---------
Sale of accelerator components                       135,187            --         7,115            --      910,289
Cost of sales                                         68,438            --         2,782            --      331,878
                                                  ----------    ----------    ----------    -----------------------
         Gross Profit .........................       66,749            --         4,333            --      578,411


General and administrative ....................      212,602       319,481       129,349       319,481      279,797
Sales and Marketing ...........................          116                         116            --          116
Commissions and fees ..........................           --            --            --                     95,315
Consulting fees ...............................        5,183       173,283         1,724       173,282      372,932
Legal and professional fees ...................        8,425           370         7,198           370       68,110
Salaries and contract labor ...................    1,928,036         8,181     1,250,129         2,429    2,037,923
Rent and security .............................       78,996         2,369        32,256         2,369      177,423
Other .........................................                      8,700             0            --       85,381
                                                   -----------------------    ----------    -----------------------
         Total operating expenses .............    2,233,359       512,384     1,420,772       497,931    3,116,996
                                                  ------------------------    ----------    -----------------------
         Loss from development stage operations   (2,166,610)     (512,384)   (1,416,439)     (497,931)  (2,538,585)



Gain on sale of assets held for sale ..........           --            --            --            --      336,364
Interest income ...............................        7,258           807         6,835           807       12,164
Interest expense ..............................     (149,303)                    (65,987)                  (453,044)
Loan financing fees ...........................           --          (616)                       (616)    (750,000)
                                                  ------------------------    ----------    -----------------------
         Loss before extraordinary item .......   (2,308,655)     (512,193)   (1,475,591)     (497,740)  (3,393,101)

Extraordinary gain on debt extinguishment .....                                                     --      250,000
                                                  -----------   ----------    ----------    -----------------------

         Net Loss .............................   (2,308,655)     (512,193)   (1,475,591)     (497,740)  (3,143,101)
                                                  ==========    ==========    ==========    =======================
         Net Loss per common share ............        (0.54)        (0.14)        (0.34)        (0.13)
                                                  ==========    ==========    ==========    ==========
         Weighted average shares used to
           compute net loss per share              4,282,473     3,588,077     4,293,066     3,788,220
                                                  ==========    ==========    ==========    ==========


See accompanying notes to unaudited consolidated financial statements

                                    Sheet 1




                  INTERNATIONAL, ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                             Period from
                                                                                       Six Months          November 15, 1995
                                                                                       Ended June 30,     inception) through
                                                                                  1997           1996         June 30, 1997
                                                                                  ----           ----         -------------
Cash flows from operating activities:
Net loss ....................................................................   ($2,308,655)     ($512,193)   ($3,143,101)
Adjustments to reconcile net loss to net cash used
 in operating activitiies                                                                                            --
Depreciation and amortization ...............................................         4,836                         6,496
Gain on sale of assets ......................................................                                    (336,364)
Services compensated by stock issuance ......................................     1,171,383                     1,432,269
Changes in operating assets and liabilities:
         Other assets .......................................................        (3,892)      (101,100)       (14,747)
         Inventory ..........................................................        54,807                      (702,691)
         Accounts payable ...................................................      (342,198)                     (342,198)
         Accrued liabilities ................................................       (27,748)       120,772        213,593
           Net cash used in operating activities ............................       675,850        289,857        692,325
                                                                                -----------    -----------    -----------
                                                                                   (775,617)      (202,664)    (2,194,418)
Cash flows from investing activities:
         Proceeds from redemption of certificate of deposit .................       200,000                       200,000
         Purchase of certificate of deposit .................................                                    (300,000)
         Building Construction costs ........................................      (149,834)                     (149,834)

         Purchase of assets for resale and furniture and equipment
           held for operations                                                     (123,914)    (2,595,000)    (2,012,587)
         Proceeds from sale of assets held for sale,
           net of related expenses ..........................................                                     691,051
                                                                                -----------    -----------    -----------
           Net cash used in investing activities ............................       (73,748)    (2,595,000)    (1,571,370)

Cash flows from financing activities:
         Proceeds from issuance of notes payable to chairman ................                                     120,000
         Proceeds from sale of common stock .................................       260,000          8,466      1,063,366
         Proceeds from issuance of debt .....................................     3,566,317      3,100,000      8,316,317
         Principal payments on notes payable                                     (3,043,204)                   (5,373,750)
         Payments on notes payable from chairman ............................                      (21,960)       (95,000)
                                                                                -----------    -----------    -----------
           Net cash provided by financing activities ........................       783,113      3,086,506      4,030,933
                                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ........................       (66,252)       288,842        265,145
Cash and cash equivalents at beginning of period ............................       331,397              0              0
                                                                                -----------    -----------    -----------
Cash and cash equivalents at end of period ..................................       265,145        288,842        265,145
                                                                                ===========    ===========    ===========

Supplemental disclosure of cash flow activities:
         Cash paid for interest .............................................       112,410                       407,835
                                                                                ===========                   ===========
         Cash paid for financing fees .......................................        15,261                       515,261
                                                                                ===========                   ===========

Supplemental disclosure of noncash transactions:
         Conversion of notes payable to common stock ........................                                       5,000
                                                                                                              ===========
         Acquisition of subsidiary through issuance of common stock .........                                      73,003
                                                                                                              ===========
         Acquisition of patent through issuance of common stock .............                          100            100
                                                                                               ===========    ===========


See accompanying notes to unaudited consolidated financial statements

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

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Gazelle Realty. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein have been prepared by the Company without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Company's audited consolidated financial statements for the period from November 1, 1995 (inception) through December 31, 1996 included in the Prospectus contained in Amendment No. 2 to the Registration Statement on form SB-2 filed with the SEC and which became effective on August 14, 1997.

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


(2) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss per share attributable to common stockholders is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletin No. 83, common stock issued for consideration below the IPO price and warrants exercised, warrants granted and stock options granted with exercise prices below the Company's IPO price of $9.00 during the 12 month period preceding the date of the initial filing of the registration statement, even when antidilutive, have been included in the calculation of common equivalent shares, using the treasury stock method based on the IPO price as if they were outstanding for all periods presented.

(3) NOTES PAYABLE TO BANKS

Notes payable to bank consisted of the following:

                                                                   June 30, 1997
                                                                   (unaudited)

8.5% Note payable to a bank, secured by substantially all
of the assets of the Company, including a restricted
certificate of deposit and collateral and personal
guarantees of certain officers and stockholders. Principal
reductions of $3,240 were made in July 1997. Interest
payable monthly through November 1997, and principal and
interest payments are due monthly beginning December 19,
1997. The outstanding principal and interest was paid in
full in August and September 1997. (See note 6)                       $1,652,193

8.5% Interim construction note payable to a bank, secured
by land and improvements, due February 19, 2018. Principal
and interest payments are due monthly beginning March 19,
1998. Additional amounts of $159,821 were drawn during
August and September, 1997.                                               56,819

Prime rate revolving loan with a line of credit with a
bank $619,000. Interest is payable monthly, with maturity
at November 19, 1997. The outstanding principal and
interest was paid in full in August and September 1997.
(See Note 6). The note is unsecured.                                     607,144

10% , $1,500,000 revolving line of credit from a company
related to a director. Principal and interest is due in
full on June 1, 1999. An additional $250,000 was drawn in
July, 1997. The outstanding principal and interest was paid
in full in August, 1997. (See Note 6)                                    500,000

7% Note payable to bank, secured by collateral owned by a
stockholder, due September 17, 1997. The outstanding
principal and interest was paid in full in August, 1997.
(See Note 6)                                                             100,000

7.05% Note payable to bank, secured by collateral owned by
a stockholder, due September 17, 1997. The outstanding
principal and interest was paid in full in August, 1997.
(See Note 6)                                                             100,000
          -                                                           ----------
                                                            TOTAL     $3,016,156
                                                                      ==========
                                Less current portion                   1,423,040
                                Long term debt                         1,593,116
                                                                      ==========


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




(5) STOCK OPTION PLAN

In May 1997, the Shareholders approved the terms of the Company's 1997 Long
Term Incentive Plan, whereby up to 600,000 shares of the Company's common stock may be awarded to employees, directors and consultants as designated by the Company. Under the terms of the Plan the Board may designate the participants to whom stock options are to be awarded and the vesting terms of the awards. As of June 30, 1997, options to purchase 290,000 shares of Common Stock had been granted by the Board of Directors at an exercise price of 85% of the IPO price.

(6) SUBSEQUENT EVENTS


Initial Public Offering

On August 19, 1997, the Company completed an offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,283 after deducting underwriters' discounts and commissions. Additional expenses associated with the offering due to legal, audit, printing and other expenses are approximately $1,000,000, resulting in estimate net proceeds of $ 16,805,823 (before exercise of the underwriters' over-allotment option).

On September 30, 1997 the Company's underwriter exercised its over-allotment option to purchase 100,000 additional shares of the Company's Common Stock and 100,000 shares from selling stockholders at $9.00 per share.



Debt Restructuring

In August 1997 and September 1997, the Company applied approximately $3,235,000 of the proceeds of the initial public offering to eliminate all outstanding bank loans, except for the interim construction loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the "Risk Factors" section included in the Prospectus contained in Amendment No. 2 to the Registration Statement on Form SB-2 initially filed with the Securities Exchange Commission (SEC) on May 1, 1997 (the Prospectus) which was approved and became effective on August 14, 1997. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.


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

Operating costs increased to $2,233,359 for the six months ended June 30, 1997 from $512,383 for the comparable period in 1996. The increase was principally due to additional personnel salaries, facilities costs and the incentive stock payments to key personnel. Consulting expense decreased from $173,282 for the six month period ending June 30, 1996 compared to the same period in 1997, due to the fact that the Company hired employees to assist with the completion of capital asset projects devoted to constructing the linear accelerator for production. The Company expects its future activities to be centered on capital asset construction related to the linear accelerator assets and production facilities.



Interest expense primarily relating to loans and bank financing increased from $616 in 1996 to $149,303 for the six-month period ending June 30, 1997. The Company anticipates interest expense will decrease dramatically as a result of initial payment of all debt except that used to finance new facilities from the equity funds of the public offering.

Liquidity and Capital Resources

From November 1, 1995 (inception) through July, 1997, the Company obtained funds primarily through principal shareholder guaranteed bank loans, sales of accelerator components and excess equipment, sales of Common Stock in a private placement to investors and from loans from stockholders and directors.

In December 1996, the Company borrowed $1,750,000 from an Austin, Texas bank to pay off the original acquisition financing for the purchase of the LINAC assets. In May of 1997, favorable refinancing from a Denton, Texas bank located in the Company's local community, allowed the Company to decrease interest costs and to commence construction of its administration, manufacturing, research and development facility. In June of 1997, a company related to a director granted the Company a $1,500,000 line of credit for the purpose of increasing operations and for funding a portion of the costs related to the public offering.

Funds from the public offering were utilized to extinguish all Company debt with the exception of the construction loan for the administration, manufacturing, research and development facility.

Management anticipates, based on its currently proposed plans and assumptions relating to its operations, that the current cash resources will be sufficient to sustain operations for the next 18 months.



PART II.   OTHER INFORMATION

Item 2. Changes in Securities

In June 1997 the Company issued to several key employees and two directors 247,496 shares of common stock previously contributed to the Company by company founders plus an additional 47,504 shares from the Company. The stock was held as treasury stock at March 31, 1997.


Item 4. Submission of Matters to a Vote of Security Holders

In May 1997, the Shareholders approved the terms of the Company's 1997 Long
Term Incentive Plan, whereby up to 600,000 shares of the Company's common stock may be awarded to employees, directors and consultants as designated by the Company. Under the terms of the Plan the Board may designate the participants to whom stock options are to be awarded and the vesting terms of the awards. As of June 30, 1997, options to purchase 275,000 shares of Common Stock had been granted by the Board of Directors at an exercise price of 85% of the IPO price.

Item 5. Other Information

On August 14, 1997 the Company completed an offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,283 after deducting underwriters' discounts and commissions. Additional expenses associated with the offering due to legal, audit, printing and other expenses are approximately $1,000,000, resulting in estimated net proceeds of $ 16,805,823 (before exercise of the underwriters' over-allotment option).

On September 30, 1997 the Company's underwriter exercised its over-allotment option to purchase 100,000 additional shares of the Company's Common Stock and 100,000 shares from selling stockholders at $9.00 per share.

The Company continues construction of the administration, manufacturing and research and development facility, however construction has been delayed due to materials and contractor scheduling as well as foundation redesign due to ground water. The building is scheduled for occupancy early in December 1997.

The Company has retained the firm of Feinstein Kean Partners of Boston, MA, to assist in public and investor relations, news releases, marketing and general corporate image.

The Company has received a commendation from the State of Texas Legislature through a unanimous vote on HRS 310. The unanimous resolution expressed the State's support of the Company's business plans and utilization of the Superconducting Super Collider Linac assets to establish a medical radioisotope and radiopharmaceutical industry in the State of Texas. The State further recommends funding and the support to establish an academic school of radiopharmacy by the State.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INTERNATIONAL ISOTOPES INC.
                           (Registrant)



                           Ira Lon Morgan
                           Chairman and Treasurer




                           Joan H. Gillett
                           Chief Financial Officer




Date:  September 26, 1997