Form 10QSB
period 1997-09-30
INTERNATIONAL ISOTOPES INC
filed 1997-11-14
CIK 1038277

FORM 10-QSB


                         SECURITIES EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                               September 30, 1997



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X* NO

As of November 11, 1997 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $ 59,051,525 As of November 11, 1997 the number of shares of common stock, $.01 par value, outstanding was 6,215,950.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 12, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION:


         Item 1 - Financial Statements:

                  Consolidated Balance Sheets at September 30, 1997
                  and December 31, 1996 (unaudited)                            3

                  Consolidated Statements of Operations for the Nine
                  Months and the Three Months Ended September 30,
                  1997, and 1996 and for the period November 1, 1995
                  (inception) through September 30, 1997 (unaudited)           4

                  Consolidated Statements of Cash Flows for the
                  Nine Months and the Three Months Ended
                  September 30, 1997 and 1996 and for the period
                  from November 1, 1995 (inception) through
                  September 30, 1997 (unaudited)                               5


         - Notes to Consolidated Financial Statements (unaudited).             6


         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

PART II - OTHER INFORMATION:

         Item 2. Changes in Securities and Use of Proceeds                    11

         Item 5. Other Information                                            12

         Item 6. Exhibits and Reports on Form 8-K                             12

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                           Consolidated Balance Sheet
                                   (unaudited)

                      Assets

                                                                         9/30/97           12/31/96
                                                                         -------           --------
Current assets:
  Cash and cash equivalents                                           $   808,295      $   331,397
  Short term investments                                               13,810,721               --
  Restricted certificate of deposit                                            --          300,000
  Accounts receivable                                                      16,250               --
  Assets held for sale                                                    538,423          546,613
  Inventory                                                               702,691          757,498
  Prepaids                                                                 72,913               --
  Other                                                                    14,499           10,855
                                                                      -----------      -----------
      Total current assets                                             15,963,792        1,946,363

Property and Equipment (net):
  Land                                                                     87,894           87,894
  Buildings                                                               340,634               --
  Furniture and equipment                                               1,304,883          972,922
                                                                      -----------      -----------
      Total property and equipment                                      1,733,411        1,060,816

      Total assets                                                     17,697,203        3,007,179
                                                                      ===========      ===========

                    Liabilities
Current liabilities
  Accounts payable                                                        343,470          241,341
  Accrued liabilities                                                   1,071,083           16,475
  Note payable-current portion                                             10,583        1,850,000
  Notes payable to related party                                               --           20,000
  Payable to lending institution                                               --          594,454
                                                                      -----------      -----------
      Total current liabilities                                         1,425,136        2,697,270
  Long Term liability-note payable to banks (net of current portion)      206,058               --
                                                                      -----------      -----------
      Total liabilities                                                 1,631,194        2,697,270

Stockholders' equity
  Preferred stock, $1.00 par value: 5,000,000 shares authorized;
  no shares issued and outstanding at September 30, 1997 and
  no shares issued and outstanding at December 31, 1966.                       --               --

  Common stock, $.01 par value: 20,000,000 shares authorized:
  6,215,950 shares issued and outstanding at September 30, 1997,
  3,766,663 shares issued and outstanding at December 31, 1996.            62,159           37,667
  Additional paid-in capital                                           20,632,777        1,266,688
  Accumulated deficit                                                  (4,156,927)        (834,446)
  Receivable from stock sales                                            (472,000)        (160,000)
                                                                      -----------      -----------
      Total stockholders' equity                                       16,066,009          309,909
                                                                      -----------      -----------
      Total liabilities and stockholders' equity                       17,697,203        3,007,179
                                                                      ===========      ===========

     See accompanying notes to unaudited consolidated financial statements

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                               Nine Months ended          Three Months ended     Period from
                                                                   Sept 30,                    Sept 30,          November 1, 1995
                                                                                                                 (inception) through
                                                               1997         1996          1997          1996     September 30, 1997
 Sale of accelerator components                               152,015     1,571,124        16,828     1,571,123         927,117
 Cost of sales                                                 79,287       697,448        10,849       697,448         342,727
                                                           ----------    ----------    ----------    ----------      ----------
          Gross Profit                                         72,728       873,676         5,979       873,675         584,390


    General and administrative                                467,113       469,599       254,190       141,422         533,987
    Sales and Marketing                                         7,880             0         7,764                         7,880
    Commissions and fees                                            0             0                                      95,315
    Consulting fees                                            34,479       272,962        29,296        99,681         402,228
    Legal and professional fees                                11,234        16,377         2,809        16,007          70,919
    Salaries and contract labor                             2,657,724        32,969       729,690        24,786       2,767,613
    Rent and security                                         117,508        29,804        38,513        27,436         215,936
    Other                                                                         0                                      85,381
                                                           ----------    ----------    ----------    ----------      ----------
          Total operating expenses                          3,295,938       821,711     1,062,262       309,332       4,179,258
                                                           ----------    ----------    ----------    ----------      ----------
          Income (loss) from development stage operations  (3,223,210)       51,965    (1,056,283)      564,343      (3,594,868)


    Gain on sale of assets held for sale                       14,974             0        14,974            --          14,974
    Interest income                                            71,780         2,090        64,522         1,283          64,522
    Other income                                                  317             0                                          --
    Interest expense                                         (186,342)       (3,877)      (37,039)       (3,260)        (37,039)
    Loan financing fees                                                                                                      --
                                                           ----------    ----------    ----------    ----------      ----------
          Income (Loss) before extraordinary item          (3,322,481)       50,178    (1,013,826)      562,366      (3,552,412)

    Extraordinary gain on debt extinguishment                                                                           250,000
                                                           ----------    ----------    ----------    ----------      ----------

    Net income (loss)                                      (3,322,481)       50,178    (1,013,826)      562,366      (3,302,412)
                                                           ==========    ==========    ==========    ==========      ==========

    Net income (loss) per common share                          (0.71)         0.01         (0.19)         0.15
                                                           ==========    ==========    ==========    ==========

    Weighted average shares used to compute net
      loss per share                                        4,669,575     3,660,836     5,433,279     3,806,353
                                                           ==========    ==========    ==========    ==========

See accompanying notes to unaudited consolidated financial statements

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                 Nine months               Three months         Period from
                                                              ended September 30,       ended September 30,     November 1, 1995
                                                              1997         1996         1997         1996       (inception) through
                                                                                                                September 30,1997
    Cash Flows from operating activities
    Net income (loss)                                       (3,322,481)     50,177    (1,013,826)     562,370      (4,156,927)
    Adjustments to reconcile net loss to net cash used in                                                                  --
       operating activities:                                                                                               --
    Depreciation and amortization                                7,153          --         2,317                        8,813
    Gain of Sale of Assets                                     (14,974)         --       (14,974)                    (351,338)
    Services compensated by stock issuances                  1,557,920          --       386,537                    1,818,806
    Changes in operating assets and liabilties:                     --          --                                         --
       Accounts Receivable                                     (16,250)    (94,046)      (16,250)     (94,946)        (16,250)
       Other assets                                             (3,644)   (108,370)          248       (4,100)        (14,499)
       Inventory                                                54,807          --            --                     (702,691)
       Prepaids                                                (72,913)         --       269,285                      (72,913)
       Accounts payable                                        102,129     179,944       129,877       59,172         343,470
       Accrued Liabilities                                   1,054,608     304,053       378,758       11,471       1,071,083
                                                            ----------   ---------    ----------   ----------      ----------
           Net cash used in operating activities              (653,645)    331,758       121,972      533,967      (2,072,446)

    Cash flows from investing activities:
       Proceeds from redemption of certificate of deposit      300,000          --       100,000                      300,000
       Purchase of certificate of deposit                     (100,000)         --      (100,000)                    (400,000)
       Building Construction costs                            (340,634)         --      (190,800)                    (340,634)
       Purchase of assets for resale and furniture and              --          --                                         --
         equipment held for operations                        (282,616) (2,596,877)     (158,702)      (1,252)     (2,171,289)
       Proceeds from sale of assets held for sale, net                                                                     --
         of related expenses                                        --     582,033                    581,863         691,051
                                                            ----------   ---------    ----------   ----------      ----------
          Net cash used in investing activities               (423,250) (2,014,844)     (349,502)     580,611      (1,920,872)

    Cash Flows from financing activities:
       Proceeds from issuance of notes payable to chairman                 100,000                    100,000         120,000
       Proceeds from sale of Common Stock                   17,982,730       8,466    17,722,730                   18,786,096
       Proceeds from issuance of debt                        3,666,317   3,100,000            --                    8,416,317
       Principal payments on notes payable                  (6,264,533) (1,269,505)   (3,221,329)  (1,269,505)     (8,595,079)
       Payments on notes payable from chairman                 (20,000)    (21,960)      (20,000)                    (115,000)
                                                            ----------   ---------    ----------   ----------      ----------
          Net cash from financing activities                15,364,514   1,917,001    14,481,401   (1,169,505)     18,612,334
                                                            ------------------------------------   ----------      ----------

    Net increase (decrease) in cash and cash equivalents    14,287,619     233,915    14,253,871      (54,927)     14,619,016
    Cash and cash equivalents at beginning of period           331,397          --       365,145      288,842              --
                                                            ------------------------------------   ----------      ----------
    Cash and cash equivalents at end of period              14,619,016     233,915    14,619,016      233,915      14,619,016
                                                            ====================================   ==========      ==========

    Supplemental disclosure of cash flow activities

       Cash paid for interest                                  195,011                    82,601                      407,838
                                                            ==========                ==========                   ==========

       Cash paid for financing fees                             15,261                                                515,261
                                                            ==========                                             ==========

    Supplemental disclosure of noncash transactions
       Conversion of notes payable to common stock                                                                      5,000
                                                                                                                   ==========
       Acquisition of subsidiary through issuance
       of common stock                                                                                                 75,003
                                                                                                                   ==========
       Acquisition of patent through common stock                                                         110             110
                                                                                                   ==========      ==========

      See accompanying notes to unaudited consolidated financial statements

Item 1 - NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)


(1) THE COMPANY AND BASIS OF PRESENTATION

 International Isotopes Inc. (the "Company") was incorporated on November 15, 1995 and is a development stage enterprise. The Company's primary activities have been to acquire assets to be used in the production of radioisotopes and to obtain funding to complete the reconfiguration and reassembly of its linear accelerator, to construct or purchase facilities, to actively seek strategic alliances in the marketing of its planned product lines and to develop associations with major universities.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Gazelle Realty. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1997 and December 31, 1996, and the results of its operations for the nine and three months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the Company's audited consolidated financial statements for the period from November 1, 1995 (inception) through December 31, 1996 included in the Prospectus contained in Amendment No. 2 to the Registration Statement on form SB-2 filed with the SEC and which became effective on August 12, 1997 and Form 10QSB filed on September 29, 1997 for the quarter ending June 30, 1997.

Certain information in footnote disclosures, normally included in the financial statements, was prepared in accordance with generally accepted accounting principles, and has been condensed or omitted pursuant to the rules and regulations. The financial data disclosed in the notes to the consolidated statements is unaudited for these periods.


(2) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss per share attributable to common stockholders is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the SEC Staff Accounting Bulletin No. 83, common stock issued for consideration below the IPO price and warrants exercised, warrants granted and stock options granted with exercise prices below the Company's IPO price of $9.00 during the 12 month period preceding the date of the initial filing of the registration statement, even when anti-dilutive, have been included in the calculation of common equivalent shares, using the treasury stock method based on the IPO price as if they were outstanding for all periods presented.

(3) COMMON STOCK

On August 19, 1997, the Company completed an offering (the "Offering"), of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,823 after deducting underwriters' discounts and commissions. Additional expenses associated with the offering due to legal, audit, printing and other expenses were approximately $1,000,000, resulting in net proceeds of $16,805,823. The Company had 6,115,950 shares of common stock outstanding immediately following the Offering.

On September 30, 1997 the Company completed the sale of an additional 100,000 shares of its common stock at $9.00 per share as a result of the exercise of the overallotment option by the underwriters of the Company's IPO. The Company received proceeds of $810,000 after subtraction of underwriters' discounts and commissions. The Company had 6,215,950 shares of common stock outstanding after this transaction. Additionally, the Company's underwriters completed a purchase and resale of 100,000 shares of common stock owned by certain selling stockholders of the Company as a result of the exercise of the underwriter's overallotment option.

During the six months ended June 1997, the Company agreed to issue a total of 320,000 shares of common stock at a purchase price of $1.60 as incentives to four recently hired key employees. Of these shares, 170,000 were issued in June 1997. The remaining 150,000 shares are first purchasable at December 31, 1997. The Company recognized $2,020,625 of compensation expense related to these incentive grants during the first nine months of 1997.


(4) NOTES PAYABLE TO BANKS

In August 1997 and September 1997, the Company applied approximately $3,250,000 of the proceeds of the Offering to eliminate all guaranteed outstanding bank loans and other indebtedness, with the exception of the Company's construction loan for its administration, manufacturing, research and development facility.

As of September 30, 1997, notes payable consisted of an 8.5% Interim construction note payable to a bank, in the amount of $216,641, secured by land and improvements, due February 19, 2018. Principal and interest payments with respect to such note are payable monthly beginning March 19, 1998. Additional amounts totaling $246,625 were drawn during October 1997.

(5) STOCK OPTIONS

On August 19, 1997 the Board of Directors granted options to purchase 10,000 shares of Common Stock to a member of the Board of Directors and 10,000 shares of Common Stock to the Chairman of the Science and Technology Advisory Board, both with an exercise price of 85% of the IPO price. The Company's Common stock options outstanding at September 30, 1997 totaled 310,000. The Company recognized $9,662 of consulting expense in the quarter ending September 30, 1997 related to these options. The Company has elected to apply APB 25 for determination of expense related to employee based compensation.

(6) SALARIES AND CONTRACT LABOR

Salaries and contract labor is summarized as follows at September 30, 1997:

Cash paid for salaries and contract labor .....................   $637,099
Non-cash incentive stock compensation                            2,020,625
                                                                 ---------
   Total salaries and contact labor                              2,657,724
                                                                 =========



(7) BUILDING PURCHASE

In September 1997, the Company entered into negotiations for the purchase of an 80,000 square foot office/manufacturing facility and a 12,000 square foot warehouse facility located on 12 acres in Denton, Texas. The transaction is expected to close in November 1997. These facilities will provide space to allow the Company to supply finished (cGMP) radiopharmaceutical products as well as manufacturing, processing of therapeutic radioisotope devices, and joint R&D projects with the University of North Texas and M.D. Anderson Cancer Center. In addition, inventory and Linac assets currently housed in Fort Worth, Texas in a 32,000 square foot leased warehouse will be consolidated in Denton, Texas to provide greater efficiency of operation. (See Item 5. - Other information).

(8) SUBSEQUENT EVENTS

On October 15, 1997, the Company completed financing arrangements for a one year revolving line of credit in the amount of $250,000 and a one year term loan in the amount of $500,000, both secured by twenty (20) acres of land owned by the Company. Interest, payable monthly on both loans, is at Chase Manhattan's "prime" lending rate and adjusts daily. Maturity dates for both loans are October 15, 1998. No amounts have been drawn on the line of credit. The $500,000 term loan was fully funded on October 15, 1997.

In October 1997, the Company executed a contract to purchase four high-level radioisotopes processing cells for its radiochemistry operations in the amount of $990,000 and paid $396,000 as a deposit. Delivery and set up of the equipment is anticipated by May 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the "Risk Factors" section included in the Prospectus contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Securities Exchange Commission (SEC) on August 8, 1997 (the Prospectus) which was approved and became effective on August 12, 1997. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.

OVERVIEW

International Isotopes Inc. (the "Company") is a development stage company which intends to be the first domestic producer of a full range of pharmaceutical grade radioactive isotopes ("radioisotopes") and radiopharmaceuticals (on a contract or joint venture basis) for commercial sale to the nuclear medicine industry. Radioisotopes, which are indispensable components of nuclear medicine, are radiation-emitting atoms that are used for both medical diagnostics and in-the-body ("in vivo") therapeutics. A radiopharmaceutical is produced when a radioisotope is combined with or tagged to a pharmaceutical component (e.g. antibody or peptide) that has a natural affinity for a specific internal organ, tissue or cell in the body. Recent advances in the understanding of molecular and cellular biology have led to the discovery of new uses for radioisotopes, generating an increased demand for existing, as well as novel, potential pharmaceutical radioisotopes for diagnostic and therapeutic uses.



Presently, the most commonly used radioisotopes in the United States are accelerator produced Thallium-201, Gallium-67, Indium-111, Fluorine-18, Cobalt-57, Iodine-123 and reactor produced Molybdenum -99. Four domestic major radiopharmaceutical companies and two foreign manufacturers produce these isotopes primarily for their own use. Radioisotopes are produced and used either independently or in various combinations or "cocktails" to assist in the diagnosis of a myriad of medical conditions, including coronary heart disease, pulmonary embolism, thyroid carcinoma, bone cancer, brain disorders, acute cholecystitis (inflammation of the gall bladder), gastrointestinal bleeding, renal artery stenosis and other diseases. In addition, The Company intends to commercially produce Palladium-103 and Iodine-125 seeds for therapy and Iodine-131 and Yttrium-90 labeled radiopharmaceuticals. These are produced as labeled seeds for implantation in the treatment of prostate, breast, colon and other cancers.

The Company also intends, under exclusive worldwide licenses, to complete development, manufacture and marketing of products in 1999 for diagnostic and therapeutic nuclear medicine. Based on results achieved in industrial applications of the licensed patented inventions, the Company believes its medical imaging camera and therapy products will have acceptance in the market.

The Company's activities since inception have been primarily devoted to acquisition of the Linac assets previously utilized by the State of Texas for the Super Conducting Supercollider, with a currently appraised market value of $8,084,000. The Company plans to utilize funds obtained from the offering to increase its capital assets primarily through the assembly and upgrade of the Linac for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment. The Company is actively pursuing strategic alliances with pharmaceutical companies and universities. In addition, the Company has engaged in construction of administration, manufacturing and services facilities. The Company has employed additional key-personnel in the area of Linac manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance.

The Company has a limited history of operations and has experienced operating losses and significant expenses in the acquisition of key-personnel, land and facilities. The Company expects operating losses to continue as it initiates radioisotope and radiopharmaceutical production, obtains validation and customer approval, and increases marketing and product development.

RESULTS OF OPERATION

Three months ended September 30, 1997 and 1996
----------------------------------------------

The Company reported a net loss of $1,013,826 or ($0.19) per share for the quarter ending September 30, 1997 as compared to a profit of $562,366 or $.015 per share for the comparable period in 1996 primarily due to increases in personnel costs as the Company adds the technical staff required to prepare for operations.

Revenues from sales of accelerator components and equipment and the corresponding costs of sales for the three months ended September 30, 1997 were $16,828 and $10,849, respectively, resulting in gross profits of $5,979. Several large sales and auctions during the same period in 1996 had produced sales of $1,571,123 and expenses of $697,448, resulting in gross profits of $873,675.

Operating costs and expenses, net of $376,875 in non-cash expenses related to incentive compensation expense, increased to $685,387 for the three months ended September 30, 1997 as compared to $309,332 in the comparable period in 1996. Personnel costs made up 70% of the total operating costs. General and administrative expenses were $141,422 for the third quarter in 1996 as compared to $254,190 in the third quarter of 1997.


Nine Months Ended September 30, 1997 and 1996

The Company reported a net loss of $3,322,481 or ($0.71) per share for the nine months ending September 30, 1997 as compared to a profit of 50,178 or $$0.01 per share for the comparable period in 1996.

Revenues from sales of accelerator components and equipment and the related costs of sales for the nine months ended September 30, 1997 were $152,015 and $79,287, respectively, compared to $1,571,124 and $697,448 for the same period in 1996. A gross profit of $72,728 for the nine months ended September 30, 1997 was realized as compared to $873,675 in 1996.

Operating costs and expenses, net of $2,020,625 in non-cash expenses related to employee incentive compensation expense, increased to $1,275,313 for the nine months ended September 30, 1997 as compared to $821,711 for the comparable period in 1996. The increase was principally due to additional personnel salaries and facilities costs. Consulting expense decreased from $272,962 for the nine-month period ending September 30, 1996 to $34,479 for the same period in 1997, as the Company hired personnel to assume duties internally. The Company expects activities for the next twelve months to be centered on capital asset acquisition related to its linear accelerator assets and construction of facilities.

Interest expense, primarily relating to loans and bank financing, increased from $3,877 in 1996 to $186,342 for the nine-month period ending September 30, 1997. However, interest expense during the third quarter of 1997 decreased by $28,948 from $65,987 in the second quarter as the Company applied proceeds from the Offering to reduce debt. As of September 30, 1997, the Company had an accumulated deficit of $4,156,928.

Liquidity and Capital Resources

From November 1, 1995 (inception) through May 1997, the Company obtained funds primarily through principal shareholder guaranteed bank loans, sales of accelerator components and excess equipment, sales of Common Stock in a private placement to investors and from loans from stockholders and directors. In May of 1997, the Company obtained favorable refinancing which allowed the Company to decrease interest costs and to commence construction of its administration, manufacturing, research and development facility. In June of 1997, a company related to a director granted the Company a $750,000 line of credit for the purpose of supporting operations and for funding a portion of the costs related to the Company's public offering.

During the third quarter, the Company completed an underwritten public offering of 2,200,000 shares of common stock, generating approximately $16,806,000 in net proceeds to the Company after commissions and expenses. Approximately $3,250,000 of funds from the public offering were utilized to extinguish all Company debt outstanding at the time of the offering, with the exception of the construction loan for the administration, manufacturing, research and development facility. All company assets, that had been pledged as collateral were released, with the exception of 1.6 acres upon which construction was underway. In October 1997, the Company arranged for an additional $750,000 in additional financing for short-term cash management purposes.

As a result of the exercise of the underwriters' option to purchase an additional 100,000 shares of common stock on September 30, 1997, the Company received another $810,000, net of underwriter's discount and expenses. Funds from the Offering were invested in cash, cash equivalents and short-term investments totaling approximately $14,600,000 at the end of the third quarter. The majority of the funds are invested in short-term instruments with maturity dates of six months or less.

Management anticipates, based on its currently proposed plans and assumptions relating to its operations, that the current cash resources will be sufficient to sustain operations for the next 18 months.

PART II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Company completed the filing requirements of the Securities Exchange Act of 1934 related to its Registration Statements on Form SB-2 and Form 8-A and was declared effective by the Commission on August 12, 1997. The managing underwriter for the offering was Keane Securities Co., Inc. On August 19, 1997, the Company completed the offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,823 after deducting underwriters' discounts and commissions. Additional expenses associated with the offering due to legal, audit, printing and other expenses were approximately $1,000,000, resulting in net proceeds of $16,805,823. The Company had 6,115,950 shares of common stock outstanding immediately after the offering.

On September 30, the Company completed the sale of 100,000 additional shares of its common stock, as a result of the exercise of the underwriters' over allotment option. The Company had 6,215,950 shares of common stock outstanding after that transaction.



Prior to the end of the third quarter, Company debts totaling approximately $3,250,000 were repaid, including a payment of $750,000 which was disbursed to a company owned by a director in repayment of a loan. The Company invested $ 14,500,000 in short term, liquid, investment grade instruments, certificates of deposit or money market accounts at financial institutions and direct, guaranteed or insured obligations of the United States or its agencies. Disbursements of approximately $100,000 were expended for the purposes of engineering, design, and the purchase and installation of machinery and equipment. Cash payments related to the Initial Public Offering were $461,128 during the third quarter. Funds in the amount of $274,386 were utilized for working capital purposes, including personnel, facilities, insurance and other operating expenses.


Item 5. Other Information

The Company expects completion and occupancy of its 27,000 square foot facility for administration, manufacturing, research and development operations in December 1997. In September 1997, the Company entered into negotiations for the purchase of an 80,000 square foot office/manufacturing facility and 12,000 square foot warehouse facility located on 12 acres of land Denton, Texas. These facilities will provide additional space required to meet the demand for finished (cGMP) radiopharmaceutical manufactured products, and to provide for processing of therapeutic radioisotope devices, and joint R&D facilities with the University of North Texas and M.D. Anderson Cancer Center. In addition, inventory and Linac assets currently housed in Fort Worth, Texas in a 32,000 square foot leased warehouse will be consolidated in Denton, Texas to provide greater efficiency of operation. This will allow the Company to reduce facility costs by reducing the size of the planned facility for radioisotope production and radiochemistry from 53,000 square feet to 28,500 square feet. As a result of this revision, construction of this facility has been rescheduled to begin in December 1997, with occupancy planned in April 1998.

The Company continues to make arrangements for the moving and re-installation of the CP-42 accelerator for research, development of new isotopes and production of research isotopes. M.D. Anderson Health Science Center in Houston, TX donated the accelerator, which will be located at the Company's facility in Denton, to the University of North Texas. The Company has a five-year lease agreement with UNT to operate the accelerator for isotope production and research.

The Company has increased marketing efforts and has had exhibits at meetings of the International Isotope Conference in Sydney, Australia (October 1997) and the Oppenheimer Annual Health Care Conference (October 1997), and plans to attend the American Nuclear Society meeting in Albuquerque, New Mexico, and the Radiological Society of North America in Chicago, Illinois.



Item 6.  Exhibits and Reports on Form 8 - K

Exhibits:   (None)

Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this report on Form 10-QSB is filed.