Form 10KSB
period 1997-12-31
INTERNATIONAL ISOTOPES INC
filed 1998-03-31
CIK 1038277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 1997

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ______________


                             Commission file number
                                    333-26269

                           INTERNATIONAL ISOTOPES INC.
             (Exact name of registrant as specified in its charter)

        Texas                                            74-2763837
(State of incorporation)                    (IRS Employer Identification Number)

3100 Jim Christal Rd.
Denton, Texas                                               76207
(Address of principal executive offices)                  (zip code)

                                  940-484-9492
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                          COMMON STOCK, $.01 PAR VALUE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

As of February 28, 1998 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $104,703,272.

As of February 28, 1998 the number of shares of common stock, $.01 par value, outstanding was 6,370,950 shares.

Documents Incorporated by Reference:
------------------------------------

The information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

INTERNATIONAL ISOTOPES INC.

FORM 10-KSB

TABLE OF CONTENTS

                                                                        Page No.
Part I.

Item 1.   Business .....................................................    3
Item 2.   Properties ...................................................   24
Item 3.   Legal Proceedings ............................................   25
Item 4.   Submission of Matters to a Vote of Securities-Holders ........   25

Part II.

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters ..................................   25
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Plan of Operations .............................   27
Item 7.   Financial Statements .........................................   30
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   53

Part III.

Item 9.   Directors and Executive Officers of Registrant ...............   53
Item 10.  Executive Compensation .......................................   53
Item 11.  Security Ownership of Certain Beneficial Owners
          And Management ...............................................   53
Item 12.  Certain Relationships and Related Transactions ...............   53

Part IV.

Item 13.  Exhibits and Reports
          On Form 8-K ..................................................   53

Power of Attorney ......................................................   56
Signatures .............................................................   57

                                     PART I

Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed herein, including, without limitation, the risks discussed in this Item 1, "Business" and in Item 6, "Management's Discussion and Analysis of Financial Condition and Plan of Operations." The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

Item 1.  Business

General

International Isotopes Inc., a Texas corporation (the "Company" or "I3"), is a development stage company that is executing plans to be the first commercial domestic producer of a full range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals (on a contract or joint venture basis) for commercial sale to the nuclear medicine industry for the diagnosis and treatment of cancer and other diseases. The Company is also developing instrumentation for radiation therapy and medical imaging.

Radioisotopes, indispensable components of nuclear medicine, are radiation emitting atoms that are used for both medical diagnostics and in-the-body ("in vivo") therapeutics. When a specifically selected radioisotope is attached or "tagged" to one of a variety of pharmaceuticals, the resulting product is known as a radiopharmaceutical. The pharmaceutical component acts as a carrier to seek out targeted internal organs, tumor sites and/or cells for which it has a predetermined natural affinity. In diagnostics, the radioisotope component provides a signal as to the location of the attached pharmaceutical as it targets the specific organ or site. This process, in turn, is captured by external imaging equipment such as positron emission tomography ("PET") and single photon emission computed tomography ("SPECT") cameras. In therapeutics, the radioisotope component provides in vivo treatment of the targeted organ, cancerous tumor and/or cancerous cell site through the emission of either photons or beta radiation. In addition to radiopharmaceutical applications, radioisotopes may also be injected into the body at the site of a tumor as part of a medical device. This process is known as brachytherapy. Radioisotopes are produced commercially either by an accelerator (a cyclotron or a linear accelerator) or a nuclear reactor. Accelerators are machines, which accelerate charged particles, generally protons, to bombard a stable (non-radioactive) isotope target, causing a reaction such that the target is transformed into a radioactive isotope. A nuclear reactor produces radioisotopes by bombarding a stable isotope target with neutrons.

Since its incorporation in November 1995, the Company's operations have been concentrated in acquiring its proton linear accelerator ("LINAC") and related assets, redesigning and reconfiguring the LINAC for production of radioisotopes, acquiring land, designing and constructing facilities for the production and distribution of radioisotopes, radiopharmaceuticals and brachytherapy products, raising capital, selling certain accelerator components and excess equipment and entering into strategic alliances with medical and pharmaceutical companies, universities and other institutions.

In May 1996 for approximately $2.9 million the Company acquired, through competitive bid, from the State of Texas the equipment, proprietary designs and certain intellectual property rights comprising the LINAC. This was part of the U.S. government's 53 mile Superconducting Super Collider ("SSC") project. The State of Texas had acquired all of the SSC project's land, facilities, equipment and intellectual property from the U.S. government as part of a settlement among the State of Texas, the U.S. government and the U.S. Department of Energy (the "DOE") following Congress's termination of the SSC project in 1994. The LINAC has been redesigned and is being reconfigured by the Company to produce an energy level and beam intensity that the Company calculates will produce radioisotopes at substantially lower unit cost and five times the volume of the commercial proton cyclotron accelerators that are currently in use in the United States.

The Company completed its initial public offering of $20,700,000 of common stock in August 1997. Net proceeds from this Offering totalled $16,907,706. Prior to that time, the Company had funded its operations through a combination of loans, private equity financing and the sale to third parties of excess equipment and tools acquired in connection with the LINAC assets.


Industry Overview and Target Markets

Cancer is the leading cause of death in the United States after heart disease according to the American Heart Association. In the United States, five million persons have been diagnosed as having cancer within the past five years and, according to the American Cancer Society, an estimated one million persons are expected to be diagnosed with the disease in 1997. Worldwide, there are more than 200 drug products currently under development for both cancer diagnostics and treatment according to a 1997 study by Frost and Sullivan (the "F&S 1997 Report"). Many of these are radiopharmaceuticals which require specific radioisotopes and the Company expects that the LINAC will be able to produce such specific radioisotopes.

According to a 1995 report by the Committee on Biomedical Isotopes of the Institute of Medicine-National Academy of Sciences entitled "Isotopes for Medicine and Life Sciences (the "IOM Report"), nuclear medicine is estimated to be a $7 to $10 billion industry in the United States. According to the F & S 1997 Report, the U.S. diagnostic radiopharmaceutical segment, in which the Company plans to participate, was estimated at $531 million in 1996, increasing at a 12% compound annual rate, which would result in an approximately $870 million U.S. market for diagnostic radiopharmaceuticals by the year 2001. The IOM Report also states that one out of every three hospital patients in the United States undergoes a procedure involving the use of radioisotopes for diagnosis or therapy and more than 13 million diagnostic medical procedures employing radioisotopes are performed annually. Based on the 13 million diagnostic medical procedures and the projected 12% compound annual growth rate thereof, the Company estimates that there will be approximately 21 million diagnostic medical procedures employing radioisotopes performed in the United States by the year 2001.

 Market reports indicate that the in vivo therapeutics radiopharmacutical segment of nuclear medicine, in which the Company also plans to participate, will grow at a substantially higher rate based on anticipated FDA approvals of a number of monoclonal antibodies, peptides and other pharmaceutical carriers, currently in clinical trials, for in vivo therapeutic treatment of various forms of cancer, including primary and secondary tumors, metastasized sites and organ disorders, including cardiovascular disease. In vivo therapeutic doses of radioisotopes (measured in millicuries) administered to a patient are generally ten to 100 times greater than diagnostic doses, as illustrated by various new drug applications filed with the FDA. Accordingly, they will generate proportionally greater revenues. The 1997 F&S Report supports the Company's belief. It predicts that the therapeutic radiopharmaceutical market will grow from $48 million in 1996 to $440 million in 2001. In addition, according to the 1996 Radiation Oncology Census Summary Report Analysis (the "TMG Report") by Technology Marketing Group ("TMG"), approximately 490,000 therapeutic medical procedures employing radioisotopes were performed in the United States in 1995 with each such procedure requiring multiple therapeutic treatments, resulting in more than one million therapeutic treatments employing radioisotopes.

The F&S 1997 Report projects that the oncology (i.e. therapeutic) world radiopharmaceutical market will grow at a compound annual rate of 69.7%, which should result in over ten million therapeutic medical procedures employing radioisotopes being performed in the United States by the year 2001.

The radiation therapy industry is estimated by the TMG Report to be a $19 billion market with 90% of the procedures accomplished with external photon radiation sources. The use of permanent implant brachytherapy devices and remote loaded brachytherapy treatment is a rapidly expanding modality for localized radiation therapy. Specifically, radioisotopes with half-lives of 3 to 60 days are being employed for permanent implant and outpatient treatment of certain cancers.

The Company strategy is to rapidly establish a position in the market as the first U.S. based independent commercial manufacturer of a broad range of pharmaceutical-grade radioisotopes for the nuclear medicine industry. There are no significant U.S. suppliers of commercial radioisotopes or pharmaceutical-grade radioisotopes and, primarily due to commitments of existing government-owned facilities, there is no consistent domestic commercial supplier of advanced radioisotopes for use in research, clinical trials and nuclear medicine. Further, many of the new promising radioisotopes have short half-lives, less than 24 hours, necessitating expeditious manufacture and distribution to hospitals, clinics and research institutions. The Company calculates that, due to its central location near major airports and its expected operating efficiencies, it will be able to serve this market.

The Company expects its 35,000 square foot Radioisotope Production Facility to be completed by August 1998. The Radioisotope Production Facility is being constructed on 21.16 acres of land the Company has acquired in a 500-acre high technology biomedical research industrial park located in Denton, Texas, known as the "North Texas Research Center." The Research Center is strategically located adjacent to a principal highway and is approximately 24 miles from the Dallas/Fort Worth International Airport and approximately 14 miles from Alliance Industrial Airport. Radioisotopes and radiopharmaceuticals manufactured by the Company will be packaged for immediate transport by same day overnight carriers which have distribution hubs at these airports. Most radioisotopes used in nuclear medicine have limited half-lives and the proximity of the Company's facilities to these airports will enable the Company to deliver its radioisotopes and radiopharmaceuticals to most locations in the United States within 12 hours to 24 hours of production.

Upon full operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration, the Company intends to produce currently used radioisotopes and the upcoming and potentially superior diagnostic and therapeutic pharmaceutical grade radioisotopes which can only be accelerator-produced with the high energy (70 MeV) and the 1.0mA beam intensity of the LINAC.


Products and Services

Radioisotopes

Upon initial operation of the LINAC, the Company intends to produce the following radioisotopes, which can be produced at relatively low energy levels (30 MeV) and currently represent a majority of the accelerator-produced radioisotopes used in nuclear medicine diagnostic procedures:

Radioisotope           Half-life

Thallium-201  ......     3 days
Indium-111 .........   2.8 days
Iodine-123 .........    13 hours
Fluorine-18.........     2 hours

Gallium-67 .........  3.26 days
Paladium-103          16.9 days

These radioisotopes are used either independently or in various combinations or "cocktails" and assist in the diagnosis of a myriad of medical conditions including coronary heart disease, pulmonary embolism, thyroid carcinoma, bone cancer, brain disorders, acute cholecystitis (inflammation of gall bladder), gastrointestinal bleeding, renal artery stenosis and other diseases.

Finished Radiopharmaceuticals

According to the F & S 1997 Report, the world market for finished radiopharmaceuticals is $1.3 billion annually. The Company has received interest from various pharmaceutical companies to produce specific radioisotopes, label their proprietary drug, sterilize, assay, package and distribute their finished radiopharmaceutical products. In response to market demand, the Company has purchased an 80,000 square foot facility in Denton, Texas in which it is constructing a $2 million radiopharmaceutical manufacturing facility. The Company is negotiating contracts or joint ventures to manufacture and distribute radiopharmaceutical products. The Company anticipates major production contracts to provide finished radiopharmaceutical products labeled with Tl-201, In-111, Ga-67, I-123, I-131 and short lived isotopes such as F-18. The Company will manufacture these products pursuant to FDA approved new drug applications ("NDA's") of its customers or strategic partners.

Brachytherapy Devices

The radiation therapy market is approximately $19 billion according to the TMG Report. During 1996, nineteen million radiation therapy treatments were performed in which 90% of the radiation therapy was supplied by external radiation sources. Remote loading brachytherapy, permanent implant brachytherapy and therapeutic radiopharmaceuticals accounted for 10% of the market using Ir-192, Pd-103, I-125, I-131, Sr-89, P-32 isotopes. The Company has entered into a development and manufacturing contract with Imagyn Medical Technologies Inc. to provide I-125 brachytherapy seeds. The Company has also signed a Letter of Agreement with EndoTech and Dr. Roger R. Good, M.D. for an exclusive U. S. license under certain patents to manufacture, market and distribute I-125 sputter coated seeds. Permanent implant brachytherapy is a relatively new technique currently used for the treatment of prostate cancer. The procedure involves the placement of tiny pellets containing radioactive material into the prostate under ultrasound guidance. Because the radiation is delivered locally to the tumor, brachytherapy delivers therapeutic doses of radiation while sparing normal tissues. Physicians generally perform the 60-90 minute procedure in an outpatient setting and patients are able to return home the same day with few side effects.

Turnkey Radioisotope Facilities

The Company's market analysis indicates that six turnkey facilities will be required worldwide by the year 2007 in order to meet the market demand. This assumes that the market for diagnostic radioisotopes continues to grow at 15% per year. As part of the Company's business strategy, it intends to leverage its expertise gained in the design and reconfiguration of the LINAC and its construction of the Radioisotope Production Facility by attempting to form joint ventures in foreign countries to construct and /or operate linear accelerator facilities to produce radioisotopes and finished radiopharmaceuticals.

The LINAC

The LINAC design is based on the linear accelerators at the Brookhaven National Laboratory in Long Island, New York and the Los Alamos National Laboratory in Los Alamos, New Mexico, which currently are used primarily for physics research, with only limited accessibility for production of radioisotopes. The configuration of the LINAC differs from these two linear accelerators, as it is configured to operate at a significantly lower energy level (70 MeV as compared to 200 MeV and 800 MeV, respectively), to produce a higher beam intensity (1.0mA as compared to 0.10mA and 0.15mA, respectively) and utilize six extracted beams of protons at three different levels of energy, 30, 50, and 70 MeV, to produce multiple radioisotopes simultaneously rather than one. The Company believes that the reconfiguration will permit the LINAC to produce radioisotopes in greater volume and with greater efficiency than other linacs or cyclotrons that are owned by four domestic radioisotopes producing radiopharmaceutical companies. Unlike the other accelerators which produce a quantity of only one type of radioisotope at a time, the LINAC is designed to produce quantities of multiple radioisotopes simultaneously during a 24-hour period by directing the unitary beam of protons through switching magnets to create three separate energy beams directed at six different stable isotope targets. The Company anticipates that the LINAC will be able to produce up to 100 curies of twelve different radioisotopes during a 24-hour period.

Proposed Medical Imaging Camera

As part of its long-term strategy, upon completion of its facilities, the Company intends to complete the development of a high-resolution medical imaging camera, key components of which are patented. The Company has obtained the exclusive worldwide rights in the medical field under the relevant patents from Hospital Financial Corporation, which cover certain inventions by Dr. Ira Lon Morgan, the Company's Chairman. These inventions refine the resolution of penetrating radiation to the count of single photons. Based on spatial resolutions achieved in industrial applications of the licensed patented inventions, the Company believes its medical imaging camera will have resolution at least four times greater than any medical imaging camera currently on the market.

In 1995, according to the TMG Report, the number of installed medical imaging cameras worldwide was 10,110 located at 4,780 sites. According to the TMG 1995 Nuclear Medicine Report, the predominant imaging cameras were SPECT, which numbered 6,890 units in 1995 up from 5,940 units in 1993. According to the F&S 1995 Report, it was estimated that more than 1,000 medical imaging cameras for diagnostic nuclear medicine would be purchased during 1997 representing an annual U.S. market of approximately $380 million.

The Company is employing an imaging camera designed and manufactured for industrial applications utilizing the patented inventions licensed to the Company by Hospital Financial Corporation. The milestones required for commercialization of the medical imaging camera include the Company successfully building a prototype of the medical imaging camera, testing the prototype for reliability and performance, including calibrating the device under FDA standards, submitting the device to the FDA pursuant to a 510(k) pre-market notification filing and obtaining clearance thereof, and manufacturing, packaging, marketing and servicing commercial versions of the product. See "Risk Factors--No Assurance of Development of Medical Imaging Camera or Pulsed Plasma Device" and "--Government Regulation."

Proposed Pulsed Plasma Device

The Company is negotiating with Avogadro to license and purchase a pulsed plasma device to generate neutrons for sale to hospitals and clinics for the production of short-lived radioisotopes used in PET scan imaging or pulsed beams of neutrons essential for a certain type of cancer therapy. The device will be purchased or leased under an exclusive license with respect to two U.S. patents and related proprietary technical know-how.


Marketing

The Company intends to market radioisotopes and pharmaceutical grade radioisotopes for use in nuclear medicine to (i) pharmaceutical companies, including the radioisotope producing companies engaged in creating radiopharmaceuticals by coupling radioisotopes with carrier drugs, (ii) radiopharmacies (radiopharmacies both produce radiopharmaceuticals, generally under licenses from pharmaceutical companies, and distribute radioisotopes)
(iii) hospitals, clinics, physicians and licensed technicians that produce radiopharmaceuticals with "cold kits" supplied by pharmaceutical companies and
(iv) university
medical research centers. The Company plans to provide a full spectrum of products for the radiopharmaceutical industry by providing the radioisotopes, the pharmaceutical grade radiochemicals and the finished radiopharmaceuticals for its clients. Other services, such as customer service, packaging and distribution can be provided if desired. The Company's approach to doing business is one of partnering with clients and sharing in the risk of product introduction and in the profit of the products when fully introduced to the market. Arrangements may be structured as joint ventures, long-term agreements; alliances with one or more companies or straight contract manufacturing in order to reliably provide quality products and services.

The Company will employ a small sales and marketing staff to locate and work with potential clients. In addition, the Company intends to use the Internet to inform customers of the availability, quantity and delivery of radioisotopes produced by the Company. A customer service and distribution organization is being developed to respond to clients needs and will be electronically networked to provide clients with all the necessary communication and support. The Company intends to compile and maintain a computerized data base of 5,000 potential customers engaged in nuclear medicine to assist in its marketing of radioisotopes.

The Company plans to market its brachytherapy radioisotopes to manufacturers of brachytherapy seeds. Currently the Company is marketing through Imagyn Medical Technologies Inc. proprietary brachytherapy seeds developed for Imagyn under a contract manufacturing agreement for the production of finished brachytherapy seeds. In January 1998, the Company entered into a development agreement and contract with Imagyn Medical Technologies to develop and manufacture I-125 Brachytherapy implant seeds for the treatment of prostate and other diseases. Imagyn will pay the Company up to $1,000,000 for the development of proprietary I-125 and Pd-103 seeds and the related manufacturing processes, and will also enter into a minimum three year supply contract with the Company, valued by the Company at several million dollars. The contract grants Imagyn an exclusive, worldwide license to market certain proprietary radioactive seeds provided minimum sales levels are attained.

Product markets include the nuclear medicine and radiation oncology medical disciplines as well as the various research and industrial applications that use radioactive materials. The Company is prepared to be the wholesale supplier of radioisotopes in various forms, delivered promptly to clients or the customers of our clients. Products will be priced at the going market price or at a premium to the market.

The Company will also provide turnkey accelerator facilities for the production and processing of radiochemicals and radiopharmaceuticals. This product includes the LINAC, radiochemistry and a finished radiopharmaceutical facility as a turnkey complex to provide radioisotopes, pharmaceutical grade radiochemicals and radio labeled pharmaceuticals for marketing in strategic world regions. These regions include Europe, the Pacific Rim, Asia and other locations. Marketing will be accomplished through joint ventures with local pharmaceutical companies and governmental entities.

The Company also intends, under an exclusive worldwide license, to complete development of and to manufacture and market for use in diagnostic nuclear medicine a high resolution medical imaging camera, key components of which are patented. Marketing of the medical cameras is anticipated on a joint venture basis with medical instrumentation companies currently marketing products for diagnostic medicine. The Company further intends to develop, manufacture and market a pulsed plasma device to produce (i) short-lived positron radioisotopes for use in PET imaging cameras and (ii) thermal neutrons essential to a certain localized cancer therapy treatment. The Company plans to market this product directly to hospitals and cancer radiation therapy centers who are engaged in external radiation beam therapy.

The Company intends to continue to enter into formal relationships with universities and medical institutions in the southwestern United States and elsewhere to assist in research and development of radioisotopes and radiopharmaceuticals in exchange for exclusive commercial rights to the developed technology. The Company intends to employ these developments in its own product lines or license the technology to other pharmaceutical or medical companies which possess greater market penetration.

Supply of Raw Materials

Enriched stable isotopes, which are used as targets (i.e. bombarded with protons to produce radioisotopes), constitute the principal raw materials required for the manufacture of accelerator-produced radioisotopes. The principal United States source for enriched stable isotopes is the DOE Oak Ridge National Laboratory in Oak Ridge, Tennessee, which relies on Congressional funding for continuing production. Although the DOE has a substantial supply of enriched stable isotopes, the production facility does not have funding for continuing operations. Currently suitable enriched isotopes are available from Russia, Israel and The Netherlands and other foreign sources. The Company is negotiating to ensure that there will continue to be an adequate supply of enriched stable isotopes, so as to not materially adversely impact the Company's ability to manufacture radioisotopes. Although the energy and current of the LINAC are sufficient to produce most radioisotopes from non-enriched stable isotopes, which are in abundant supply, the production process will require various proprietary chemical separation techniques that will produce additional cost, although offset in part by reduced cost of raw materials. The Company anticipates that it will be able to purchase enriched stable isotopes from the DOE. The Company also intends to enter into supply agreements for enriched stable isotopes from foreign sources, such as Russia, Israel and The Netherlands and to pursue formal arrangements with these foreign sources or their agents.


Manufacturing

The Company is currently constructing the 35,000 square foot Radioisotopes Production Facility which is expected to be operational in August, 1998. This facility will house the Linac for production of radioisotopes and pharmaceutical grade radiochemicals. It is anticipated that the LINAC will operate 24 hours per day, six days per week on an annual basis and its reliability will be critical. The production schedules are generally for eight hour periods with processing completed within two hours. The production of radioisotopes cannot be commenced until regulatory approval has been obtained for the Radioisotope Production Facility, which includes a review of the intended manufacturing process and inspection for compliance with cGMP regulations. The Company intends to use production strategies that yield high quantities of desired radioisotopes with minimal impurities. Techniques to reduce impurities include selecting appropriate target materials, setting particular target thickness and utilizing specific energy levels of protons to bombard the target.

The Company is currently installing a CP-42 accelerator in a 12,000 square foot facility for the production of short lived isotopes. The facility houses the accelerator, radiochemistry processing and operations which are anticipated to operate 6 days a week, 24 hours a day with production schedules as short as two hours.

The Company is currently completing the facilities for finished radiopharmaceutical contract manufacturing which will operate on a 24 hour a day basis, six days a week in order to coincide with the production of the radioisotopes and radiochemicals.

Quality assurance and quality control will be performed according to cGMP regulations. The Company intends to maintain a quality control ("QC") unit that is responsible for the quality of all components, containers, in-process materials, labeling and final radiochemical or radiopharmaceutical products. The Company also intends to maintain a Quality Assurance unit responsible for reviewing and controlling basic and training records and for the Company's compliance with cGMP regulations. In-process materials will be tested for identity, strength, quality and purity as appropriate and approved or rejected by the QC unit before, during and after the production process. Materials stored for long periods of time also will be subject to QC unit review.

Competition

Within the United States, there currently is no producer of a full range of radioisotopes, pharmaceutical grade radiochemicals, finished radiopharmaceuticals and brachytherapy devices for commercial sale to the nuclear medicine industry. Currently, radioisotopes produced by a cyclotron accelerator are manufactured in the United States principally by pharmaceutical companies primarily for their own radiopharmaceutical products. The Company believes that hospitals, medical institutions and universities also produce certain short-lived radioisotopes utilizing small cyclotron accelerators, principally for their own needs.

Presently, the most commonly used radioisotopes in the United States, most of which the Company intends to commercially produce, are produced by Dupont Merck Pharmaceutical Co., Mallinckrodt Medical, Inc., Nycorned Amersham and Theragenics, Inc., primarily for their own use, and by two foreign manufacturers. These radioisotopes include:

Radioisotope              Symbol       Half-life     Primary Source
-----------               ------       ---------     --------------
Thallium--201             Tl-201          3 days        Domestic
Gallium--67               Ga-67        3.26 days        Domestic
Indium--111               In-111        2.8 days        Domestic
Iodine--123                I-123         13 hours       Domestic
Palladium--103            Pd-103         17 days        Domestic
Molybdenum--99            Mo-99         2.7 days        Foreign
Technetium--99m*          Tc-99m          6 hours       Foreign
Xenon--133                Xe-133        5.3 days        Foreign
Iodine--131                I-131          8 days        Foreign

*Technetium-99m is the "daughter" of Molybdenum-99.

Based on volume, 70% of all radioisotopes currently used in diagnostic nuclear medicine in the United States are from foreign sources, with substantially all commercially available reactor-produced radioisotopes being manufactured in Canada. This is of continuing concern to the medical community, researchers and the DOE.

There is substantial competition in the medical imaging camera market. The Company faces competition in the United States imaging market from a large number of U.S. and foreign firms, including ADAC Laboratories Inc., Elscint Ltd., GE Medical Systems, Picker International Inc., Hitachi, Ltd., Siemens Medical Systems, Inc., SMV Corporation, Toshiba Corp. and Trionix Research Laboratory, Inc., all of which have significantly greater financial and technical resources and production and marketing capabilities than the Company.

There is no known commercial competition for the production of pulsed plasma neutron devices for external beam radiation cancer therapy. Small private research or development companies are developing low energy linac accelerators, however the Company owns proprietary rights of the engineering designs, drawings, technology and know-how concerning the high energy, high current Linac owned by the Company.


Patents and Proprietary Rights

There were several patents originally covering various components of the LINAC. These patents were developed at various U.S. government national laboratories or by government contractors and, accordingly, were either owned or licensed by the U.S. government. The U.S. government recently permitted certain of these patents to lapse; however, at least one of such patents licensed to the U.S. government remains in effect. In conjunction with acquiring the LINAC from the State of Texas, the Company acquired the intellectual property rights in the LINAC assets as granted to Texas under a settlement agreement among the DOE, the U.S. government and the TNRLC. The intellectual property counsel of the DOE has advised the Company that it believes the Company's intellectual property rights so acquired are non-exclusive. The Company is currently negotiating with the DOE for exclusive right to certain patents on components of the Linac. In any event, the U.S. government retains the right to use intellectual property owned by it for non-commercial government purposes.

In addition to acquiring the equipment comprising the LINAC, the Company acquired proprietary engineering and assembly designs and drawings that were transferred to the State of Texas by the DOE. The Company was informed that the U.S. government and State of Texas did not retain a copy of such designs and drawings and considers them proprietary.

The Company, through its employees and consultants, has developed and owns the proprietary rights to significant modifications and improvements to the LINAC for the production of radioisotopes on a commercial scale. The Company intends to file patent applications for some of these modifications and improvements and to protect others as trade secrets. There can be no assurance, however, that patents on such modifications and improvements will be issued, or if issued, that such patents, or modifications and improvements protected as trade secrets will be successfully defended.

The Company has acquired an exclusive worldwide license from Hospital Financial Corporation to develop, market and sell medical imaging cameras in the medical field under two U.S. patented inventions developed by Dr. Ira Lon Morgan, the Company's Chairman. The two patents relate to high-speed single photon counting cameras and camera configurations, which minimize the "noise" associated with the scattering of low energy photons. One of the two underlying patents expires in August 1998 and the second expires in March 2001. Accordingly, there can be no assurance that such licensed patents will provide the Company with meaningful, if any, protection. The Company's proposed medical imaging camera also will use data acquisition technology acquired from the SSC project for use in conjunction with the high-speed photon counting techniques covered by the licensed patented inventions.

The Company is negotiating, the success of which cannot be assured, for an exclusive worldwide license from Avogadro to manufacture, use and sell equipment in the areas of neutron and ion beam radioisotope production and gadolinium neutron capture therapy under two U.S. patents and related technical know-how. The two patents relate to a pulsed plasma apparatus for the production of plasma-generated neutrons.

Third parties may have filed applications for or been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company. The Company may not be aware of all patents potentially adverse to its interests that may have been issued to others and there can be no assurance that such patents do not exist, have not been filed, or may not be filed or issued. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses thereto or to develop or obtain alternate technology. There can be no assurance that such licenses, if required, would be available on commercially acceptable terms, if at all, or that the Company would be able to develop or obtain alternate technology, which would have a material adverse effect on the Company.

There can be no assurance that the validity of any of the patents licensed to, or that may in the future be owned by, the Company would be upheld if challenged by others in litigation or that the Company's products or technologies, even if covered by Company patents, would not infringe patents owned by others. The Company could incur substantial costs in defending suits brought against it or any of its licensors for infringement, in suits by it against others for infringement or in suits contesting the validity of a patent. Any such proceedings may be protracted. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patents by clear and convincing evidence. If the outcome of any such litigation were adverse to the Company's interests, the Company's business would be materially adversely affected.

In certain instances, the Company may choose not to seek patent protection and may rely on trade secrets and other confidential know-how to protect its innovations. There can be no assurance that protectable trade secrets or know-how will be established or, if established, that they will remain protected or that others will not independently and lawfully develop similar or superior innovations. The Company requires all employees to sign intellectual property assignment and non-disclosure agreements with the Company. In certain instances, the Company will enter into agreements with its employees pursuant to which the employee will be entitled to a small royalty with respect to products developed by the Company based upon the employee's inventions. In addition, all directors, consultants and other parties to whom confidential information of the Company has been or will be disclosed have or will execute agreements containing confidentiality provisions. There can be no assurance, however, that any such intellectual property assignment agreements and confidentiality agreements will be compiled with or will be enforceable. See "Risk Factors-No Assurance as To Validity of Intellectual Property Rights."


Government Regulation

Regulation of Radioisotope Production and Radioactive Waste

The manufacture of radioisotopes and radiopharmaceuticals is subject to extensive federal and state regulation. Prior to commencing operations, approval of the Radioisotope Production Facility and the Radiopharmaceutical Facility must be obtained from the Texas Department of Health (acting in its designated role as the Texas Radiation Control Agency) and, prior to transporting medical use radioisotopes across state lines, from the FDA. In addition, the DOT regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. The Radioisotope Production Facility and the Radiopharmaceutical Facility will be subject to continual inspection for compliance with cGMP regulations, which require that the Company manufacture radioisotopes and maintain manufacturing, testing and quality control records in a prescribed manner. Since the Radioisotope Facility and the Radiopharmaceutical Facility will not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, will not be designated as a "fixed nuclear facility," the Company believes it will not be subject to regulation by the United States Nuclear Regulatory Commission (the "NRC") or the DOE. Texas Department of Health and FDA regulations provide that a radioisotope production facility may not be used for any purpose other than the production of radioisotopes and radiopharmaceuticals.

The Company has obtained a permit from the Texas Department of Health to operate certain components of the LINAC in accordance with Texas regulations governing the control of radiation and is preparing an amendment to this permit to permit operation of the LINAC at an energy level of up to 30 MeV. The Company anticipates that it will be permitted to operate the LINAC at a 70 MeV level by the Texas Department of Health by the end of 1998.

The Company has retained MSS Ltd, a consulting and construction firm, to build the Radiopharmaceutical Production Facility in accordance with FDA standards. MSS LTD has designed and constructed similar facilities for other pharmaceutical companies, including DuPont Merck Pharmaceutical Co. and Mallinckrodt Medical, Inc. Concurrently with receiving approval of the LINAC from the Texas Department of Health for the production of radioisotopes, the Company will file an application to the FDA for manufacturing and selling medical use radioisotopes and radiopharmaceuticals in August 1998.

The Company will be required to file a Drug Master File ("DMF") with the FDA for each radioisotope proposed to be produced and used in radiopharmaceutical products. Radioisotopes delivered to pharmaceutical companies for coupling with drug carriers to create their own proprietary radiopharmaceuticals generally will be covered by NDAs filed by the respective pharmaceutical company, which will make reference to the Company's applicable DMF. The DMF is a compilation of information relating to the proposed product, required by the FDA, to determine the identity, purity, strength and manufacturing documentation used for the product and also contains analytical methods documentation and compliance with established specifications. The DMF does not contain any clinical information, but becomes a part of the customer's NDA. In some cases, it may be necessary for the customer to generate clinical data for the radiopharmaceutical incorporating the radioisotope. The Company is currently negotiating with various pharmaceutical companies to manufacture radioisotopes under their existing NDA's, the success of which cannot be assured.

Pursuant to the Low Level Radioactive Waste Policy Act of 1980, states are required to assure the safe disposal of mildly radioactive materials. The disposal of radioactive waste is regulated in Texas by the Texas Natural Resources Conservation Commission ("TNRCC"), which enforces federal regulations promulgated by the NRC and the EPA and its own regulations. Regulatory issues arising from the handling, retention and disposal of solid and liquid radioactive waste are governed by the Texas Regulations for the Control of Radiation. Radioactive waste produced by the Company will fall into the category of low-level radioactive waste as the production and processing of radioisotopes generate a certain amount of low-level, solid radioactive waste. Most of this waste will be in the form of used laboratory expendables, such as latex gloves and absorbent paper used to protect laboratory counter tops from direct exposure to spilled materials, which will be compacted and disposed of through the usual commercial channels used by universities, medical institutions and industrial users of radioactive materials. Between scheduled waste pick-ups, compacted materials containing longer-lived radioisotopes temporarily will be retained on-site in a specially designed, low-level waste reduction facility, which will greatly reduce the amount of radioactive waste to be removed to a permanent radioactive waste disposal facility. Texas Regulations permit a limited amount of specified radioisotopes, generally those with half-lives of less than 300 days and which have decayed through ten half-lives, to be disposed of by transport to a commercial municipal waste facility. The Company believes this regulation gives it a distinct advantage over locations in many other states where landfill burial of radioactive waste is not allowed.

The production of radioisotopes at the Radioisotope Production Facility will include the chemical separation of radioisotopes. This may lead to the production of some mixed hazardous waste, i.e., a mixture of low-level radioactive materials, water, organic solvents and inorganic salts. As is common practice, the Company will hold such materials on-site for a period of time until the radioisotopes decay to stable isotopes, at which time the materials can be moved off-site for disposal by commercial waste handlers. Liquid radioactive waste resulting from the processing of accelerator-produced products or from the washing down of hot cells or other decontamination procedures will be contained in storage tanks outside the Radioisotope Production Facility. The purpose of such holding tanks is to provide for on-site decay and dilution of the effluent stream to levels of activity where it is permissible to dispose of the waste through discharge into the sewerage system. It is calculated that the capacity of the storage tanks will be sufficient to permit the holding of radioactive wastes until the products decay to negligible levels. The tanks will be housed in a containment facility to prevent release into the environment.

In compliance with applicable state laws, the Company maintains a Radiation Safety Committee, currently comprised of Dr. Ira Lon Morgan, Carl Seidel, President & CEO, Wesley Dunn, Director of Environmental Health and Radiation Safety, Gaylord King, Vice President of Radiochemistry and T.L. Thompson, Executive Vice President and COO. This committee will oversee the Company's radiation safety procedures and conduct annual radiation audits to comply with applicable regulatory requirements.


Regulation of Proposed Medical Imaging Camera and Proposed Pulsed Plasma Device

The Company's proposed medical imaging camera and proposed pulsed plasma device are subject to extensive federal and state regulation. The proposed products will be regulated as medical devices and require pre-market clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a Class I, Class II or Class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to the cGMP regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are generally devices which support or sustain human life or present a potential risk for illness or injury. FDA regulations include "emission computed tomography systems" as Class II devices, which are defined as devices intended to detect the location and distribution of gamma-ray and positron-emitting radioisotopes in the body and produce cross-sectional images through computer reconstruction of the data. Accordingly, the Company believes that its proposed medical imagining camera will be classified as a Class II device. The Company also believes its pulsed plasma device will be classified as a Class II device.

The Company will also be required to register as a medical device manufacturer for Brachytherapy devices with the FDA. As such, the Company may be inspected from time to time by the FDA for compliance with cGMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company will be required to comply with various FDA requirements for labeling, reporting, malfunction and misuse associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications.


Other Regulations

In the event the Company enters into agreements with suppliers to acquire Mo-99, neutron-produced research and therapeutic radioisotopes or accelerator-produced radioisotopes for distribution by the Company, the Company will be subject to regulations of the Texas Department of Health regarding the handling of radioactive materials, but believes it will not be subject to regulation by the NRC or any other agency for the production of the radioisotopes, including attendant radioactive waste in connection with such production, which will be the responsibility of the contracting supplier.

Any radiopharmaceuticals developed under arrangements between the Company and medical institutions and universities will require, prior to sale, approval of the FDA, which has established mandatory procedures and standards for the clinical testing, manufacture and marketing of therapeutic and diagnostic products. This process is protracted and costly, and involves preclinical animal studies, the filing of an investigational new drug application, human clinical trials and the approval of a new drug application which will be the responsibility of the pharmaceutical company licensed under the development.

The Company also will be subject to regulation by the EPA, the TNRCC and OSHA with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. The Company intends to comply with all such laws and regulations and construct its facilities and maintain operations to prevent effluents in order not to pose any unusual hazards to nearby residents, employees or visitors.


Product Liability and Insurance

The use of its radioisotopes in radiopharmaceuticals and in clinical trials and the use of its proposed medical imaging camera or proposed pulsed plasma device may expose the Company to potential product liability which is inherent in the testing, manufacture, marketing and sale of human diagnostic and therapeutic products. In addition, the failure to effect timely delivery of radioisotopes may cause a delay in a scheduled test or procedure or result in the functional loss of radioactivity of the radioisotope, thereby exposing the Company to potential liability. The Company currently has no product liability insurance. The Company intends to obtain product liability insurance prior to commencing production of any radioisotopes and prior to the manufacture and sale of medical imaging cameras or the proposed pulsed plasma device, but there can be no assurance it will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage. Claims or losses in excess of any liability insurance coverage ultimately obtained by the Company could have a material adverse effect on the Company.

Impact of Year 2000

Historically certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 problem". The Company is currently evaluating the Year 2000 problem, including an evaluation of its lab and production equipment, to assure that the transition to the Year 2000 will not disrupt the Company's research and development or production capabilities. The Company also intends to evaluate the systems of its vendors. Presently, the Company does not believe the Year 2000 problem will have a material adverse effect on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

Risk Factors

Development Stage Company; No Operating History; History of Losses

The Company is in the development stage and is subject to all of the business risks associated with a new enterprise, including uncertainties regarding operation of the LINAC, constraints on the Company's financial and personnel resources, government regulation and competition. The Company was incorporated in November 1995 and has a limited operating history. Its operations to date have been limited to acquiring the LINAC and related assets, redesigning and reconfiguring the LINAC for production of radioisotopes, designing and constructing facilities for its operations, acquiring land, acquiring license rights for its proposed medical imaging camera and proposed pulsed plasma device, raising capital, selling accelerator components and disposing of excess equipment through private sales and auctions. The Company has generated only limited operating revenues. The LINAC is not operational and has not been tested and there can be no assurance as to when or whether the Company will become profitable.

Untested LINAC

The LINAC design is based on the linear accelerators at the Brookhaven National Laboratory and the Los Alamos National Laboratory, but the LINAC's configuration differs from such linear accelerators in that the LINAC is configured to operate at a significantly lower energy level (70MeV as compared to 200MeV and 800 MeV, respectively), produces a higher beam intensity (1.0mA as compared to 0.1mA to 0.15mA, respectively) and utilize three extracted beams of protons at different energy levels to produce multiple radioisotopes rather than one. In its intended configuration, the LINAC has not been tested to produce radioisotopes and will not be able to be tested until the Company's radioisotope production facility has been completed. There can be no assurance that the tests will be successful and that the LINAC will operate as designed. Delays in the operation of the LINAC or its inability to operate as designed would materially adversely affect the Company.

Possible Need for Additional Financing

The Company is currently negotiating potential financing options including mortgage financing for its Radioisotope Production Facility, equipment loans and leasing arrangements. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations and funding, that the net proceeds of its initial public offering will be sufficient to finance its activities for at least the next 12 months. There can, however, be no assurance that the Company will not require additional financing or, if required, that such additional financing will be available to the Company on acceptable terms or at all. Factors that may lead to a need for additional financing include delays in construction of the Company's Radioisotope Production Facility or its Radiopharmaceutical Production Facility; delays in commencing operation of the LINAC; delays in the regulatory approval process for the Radioisotope Production Facility, and the LINAC; the necessity of having to protect and enforce, intellectual property rights; and technological and market developments. Debt financing, if available, will likely contain restrictive covenants, including covenants restricting the Company's ability to incur additional indebtedness and pay dividends, and provide for security interests in the Company's assets. The unavailability of additional financing, when needed, could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

Limited Sources for Raw Materials

Enriched stable isotopes, which are used as targets (i.e. they are bombarded with protons in the accelerators to produce radioisotopes), constitute the principal raw materials required for the manufacture of accelerator-produced radioisotopes. The principal United States source for enriched stable isotopes is the Oak Ridge National Laboratory in Oak Ridge, Tennessee that relies on government funding for continuing production. Although currently also available from Russia, Israel, China and other foreign sources, there can be no assurance that there will continue to be an adequate supply of enriched stable isotopes, which could materially adversely impact the Company's ability to manufacture radioisotopes which, in turn, would have a material adverse effect on the Company. Although the energy and current of the LINAC are sufficient to produce most radioisotopes from non-enriched stable isotopes, which are abundant in supply, the production process will require various proprietary chemical separation techniques which, although developed by the Company, have not been tested to date and as to the success of which there can be no assurance. See "Supply of Raw Materials."

No Assurance as to Validity of Intellectual Property Rights

Concurrent with acquiring the LINAC assets from the State of Texas, the Company acquired the intellectual property rights in the LINAC assets granted to Texas under a settlement agreement among the DOE, the U.S. government and the Texas National Research Laboratory Commission, an agency of the State of Texas (the "TNRLC"). Although originally there were several patents which covered various components of the LINAC, the U.S. government recently permitted certain of these patents to lapse; however, at least one of such patents licensed to the U.S. government remains in effect. The intellectual property counsel of the DOE has advised the Company that it believes the Company's intellectual property rights so acquired are non-exclusive. Accordingly, there can be no assurance that he DOE will not license others to use the same technology. The Company, through its employees and consultants, has developed and owns the proprietary rights to significant modifications and improvements to the LINAC for the production of radioisotopes on a commercial scale. The Company intends to file patent applications for some of these modifications and improvements and to protect others as trade secrets. There can be no assurance, however, that patents on such modifications and improvements will be issued or if issued, that such patents or modifications and improvements protected as trade secrets will provide meaningful protection.

The Company has an exclusive license for the worldwide rights in the medical field to two patents for its proposed medical imaging camera. The two patents related to high-speed single photon counting cameras and camera configurations which minimize the "noise" associated with the scattering of low energy photons. Pursuant to the license, the Company issued 25,000 shares of Common Stock to the Hospital Financial Corporation (the licensor) and agreed to pay royalties equal to 1% of the net revenues received by the Company from the sale or use of products covered by the licensed patents. One of the licensed patents expires in August 1998 and the second in march 2001. Accordingly, there can be no assurance that such patents will provide the Company with adequate, if any, protection. The Company is negotiating for an exclusive license for its proposed pulsed plasma device in certain fields of use, the success of which cannot be assured.

Third parties may have filed applications for or been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of the Company. The Company may not be aware of all patents potentially adverse to its interests that may have been issued to others and there can be no assurance that such patents do not exist or have not been filed or may not be filed or issued. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses thereto or to develop or obtain alternate technology. There can be no assurance that such licenses, if required, would be available on commercially acceptable terms, if at all, or that the Company would be able to develop or obtain alternate technology, which would have a material adverse effect on the Company.

There can be no assurance that the validity of any of the patents licensed to, or that my in the future be owned by, the Company would be upheld if challenged by others in litigation or that the Company's products or technologies, even if covered by Company patents, would not infringe patents owned by others. The Company could incur substantial costs in defending suits brought against it or any of its licensors for infringements, in suits by it against others for infringement or in suits contesting the validity of a patent. Any such proceedings may be protracted. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patents by clear and convincing evidence. If the outcome of any such litigation is adverse to the Company's interests, the Company's business would be materially adversely affected.

In certain instances, the Company may choose not to seek patent protection and may rely on trade secrets and other confidential know-how to protect its innovations. There can be no assurance that protectable trade secrets or know-how will be established or, if established, that they will remain protected or that others will not independently and lawfully develop similar or superior innovations. The Company requires all employees to sign intellectual property assignments and non-disclosure agreements with the Company. In certain instances, the Company will enter into agreements with its employees pursuant to which the employee will be entitled to a small royalty with respect to products developed by the Company based upon the employee's inventions. In addition, all directors, consultants and other parties to whom confidential information of the Company has been or will be disclosed have or will execute agreements containing confidentiality provisions. There can be no assurance, however, that any such intellectual property assignment agreements and confidentiality agreements will be compiled with or will be enforceable.

Government Regulation

The manufacture of radioisotopes is subject to extensive federal and state regulation. Prior to commencing operations, approval of the Company's radioisotope production facility must be obtained from the Texas Department of Health and, prior to transporting radioisotopes across state lines, from the United States Food and Drug Administration (the "FDA"), as to which there can be no assurance. In addition, the U.S. Department of Transportation (the "DOT") regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. The Radioisotope Production Facility will be subject to continual inspection for compliance with the federal current good manufacturing practice ("cGMP") regulations, which require that the Company manufacture radioisotopes and maintain manufacturing, testing and quality control records in a prescribed manner. The Company also will be subject to regulation by the United States Environmental Protection Agency ("EPA"), the Texas Natural Resources Conservation Commission, and the United States Occupational Safety and Health Administration ("OSHA") with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. The failure to obtain any such approvals or delays thereof or the failure to comply with any such regulations would have a material adverse effect on the Company.

The Company's production of radioisotopes will involve the controlled use of hazardous materials, chemicals and various radioactive substances. Although the Company's compliance with safety procedures for handling, storing and disposing of such materials prescribed by state and federal regulations is a prerequisite to the Company commencing the manufacture and sale of radioisotopes, the accidental contamination or injury from these materials will be a continuing risk.

The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices the United States, which includes the Company's proposed medical imaging camera and its proposed pulsed plasma device. The Company believes its proposed medical imagining camera and proposed pulsed plasma device will be classified by the FDA as Class II devices and will not require the filing of pre-market approval applications but will be eligible for pre-market clearance through the 510(k) notification procedure based upon their substantial equivalent to previously marketed devices. However, there can be no assurance that the Company's proposed products will be so classified or obtain 510(k) pre-market clearance or, if obtained, that such approvals will not involve a long and costly process or be granted subject to conditions on the marketing or manufacturing of the proposed products that may impede the Company's ability to market and/or manufacture them. If the Company's proposed medical imaging camera and proposed pulsed plasma device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device), the FDA must approve a pre-market approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and its preparation is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and include requests for additional data and there can be no assurance that the application will be approved. Further, hospitals or clinics which purchase the pulsed plasma device for purposes of gadolinium neutron capture therapy (a type of external beam radiation therapy) will be required to file a product license application ("PLA") with the FDA, a protracted and costly process involving an extensive human clinical trial program, the success of which cannot be assured.

Any radiopharmaceuticals developed under arrangements between the Company and medical institutions and universities will also require the prior approval of the FDA, which has established mandatory procedures and standards for the clinical testing, manufacture and marketing of therapeutic and diagnostic products, a protracted and costly process. See "Government Regulation."

Dependence on Key Management and Other Personnel

The Company is dependent on the efforts of its senior management and scientific staff, including Ira Lon Morgan, Ph.D., Chairman of the Board of Directors and Treasurer, Carl W. Seidel, President and Chief Executive Officer, Tommy L. Thompson, Executive Vice President and Chief Operating Officer, Gaylord King, Vice President of Radiochemistry and Radiopharmaceuticals, Homer B. Hupf, Ph.D., Vice President of Radiopharmaceuticals, Joe Beaver, M.A., Vice President of Radioisotope Production, Jerry W. Watson, Ph.D., Vice President of Manufacturing and Systems Engineering and Joan Gillett, Chief Financial Officer. The loss of any of these individuals could have a material adverse effect on the Company. The Company is a 51% beneficiary of a $1,000,000 key man life insurance policy on the life of Dr. Morgan and the 100% beneficiary of a $500,000 policy on the life of each of Dr. Hupf, Mr. Beaver, Mr. Seidel, Mr. Thompson and Dr. Watson. The coverage under these policies may be inadequate to compensate the Company for the loss of any of such individuals. The Company's future success will depend in large part upon its ability to attract and retain skilled scientific, management, operational and marketing personnel, as to which there can be no assurance.

Competition and Risk of Technological Obsolescence

Within the United States, the Company believes there currently is no producer of a full range of radioisotopes for commercial sale to the nuclear medicine industry. Currently, radioisotopes produced by cyclotron accelerators are manufactured in the United States principally by DuPont Merck Pharmaceutical Co., Mallinckrodt Medical, Inc. and Amersham Medi-Physics, and Theragenics, Inc. (the "Radioisotope Producing Companies") primarily, the Company believes, for their own radiopharmaceutical products. The Company believes that hospitals, medical institutions and universities also produce certain short-lived radioisotopes utilizing small cyclotron accelerators, principally for their own needs. The Radioisotope Producing Companies have substantially greater capital and other resources than the Company and there can be no assurance they will not elect to produce radioisotopes for commercial sale. The U.S. Government also produces radioisotopes, primarily for research purposes, in two national laboratories, Brookhaven National Laboratory and Los Alamos National Laboratory, and has announced that it plans to modify the nuclear reactor at Sandia National Laboratory in Albuquerque, New Mexico to produce certain radioisotopes and there can be no assurance that a third party will not contract with the U.S. government to acquire radioisotopes for commercial sale. Outside the United States, Nordion, Inc. a Canadian firm, and Mallinckrodt, N.V. at Petten, a Netherlands firm, which have substantially greater capital and other resources than the Company, are major producers of cyclotron-produced and reactor-produced radioisotopes. Nordion, Inc. currently supplies a significant portion of the radioisotopes used in the diagnostic nuclear medicine industry in the United States, and there can be no assurance that the

Company will be able to compete successfully with such firm. Further, there can be no assurance that new improved accelerators will not be designed or new technologies developed which would render the LINAC obsolete and the Company's radioisotopes non-competitive.

There is substantial competition in the medical imaging camera market. The Company faces competition in the United States imaging market from a large number of U.S. and foreign firms, including ADAC Laboratories Inc., Elscint Ltd., GE Medical Systems, Park Medical Systems, Picker International Inc., Hitachi, Ltd., Siemens Medical Systems, Inc. SMV Corporation, Toshiba Corp. and Trionix Research Laboratory, Inc. all of which have significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, other established medical concerns, any one of which would likely have greater resources than the Company, may enter the market. The Company also faces competition from other imaging technologies which are more firmly established and have a greater market acceptance, including PET and SPECT cameras, magnetic resonance imaging ("MRI") systems, CAT scanners and X-rays. There can be no assurance that the Company will be able to compete successfully against any competitor or potential competitor. In addition, the medical imaging camera market is subject to rapid and significant technological change, and there can be no assurance that the Company's proposed medical imaging camera can be upgraded to meet future innovations in the medical imaging camera market or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's proposed medical imaging camera obsolete or non-competitive. The Company is subject to similar substantial competition with respect to the development of its proposed pulsed plasma device, although the Company is not aware of any current commercial producer of such device.

Control By Directors and Officers

The directors and officers of the Company beneficially own approximately 41% of the outstanding shares of Common Stock and, accordingly, have the ability to elect a majority of the Company's directors and otherwise control the Company.

Dependence on Power Supply

The operation of the LINAC will be dependent upon receiving 800 kilowatts of electric power 24 hours per day six days per week and any power interruption could materially affect the Company's operations. The Company has elected to receive power from the Denton Electric Power Plant (a member of a tri-grid interconnected power system) which is located adjacent to the site of the proposed radioisotope production facility, although there are other power sources readily available through the tri-grid system.

Uncertain Availability of Health Care Reimbursement; Health Care Reform

The Company anticipates that its proposed medical imaging camera and pulsed plasma device will be purchased or leased primarily by medical institutions which provide health care services to their patients. Such institutions and patients typically bill or seek reimbursement from various third-party payers such as Medicare, Medicaid, other government programs and private insurance carriers for the charges associated with the health care services provided. The Company believes that its ability to sell medical imaging cameras or pulsed plasma devices at levels sufficient to be profitable will be directly related to the coverage and reimbursement policies of third party payers. If adequate coverage and reimbursement levels are not provided by government and third party payers, the market acceptance of the Company's proposed medical imaging camera or pulsed plasma device would be materially adversely affected.

Health care reform proposals have been introduced in Congress and in various state legislatures. It is currently uncertain whether any health care reform legislation will be enacted at the federal level, or what action government and private payers may take in response to the suggested reforms. Such reforms, if enacted, may affect the availability of third-party reimbursement for medical imaging cameras or pulsed plasma devices as well as the price levels at which the Company will be able to sell such products. The Company cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on the Company's business. Any implemented reforms are likely, however, to have an adverse effect on the Company.

Product Liability Exposure and Insurance

The use of its radioisotopes in radiopharmaceuticals and in clinical trials and the use of its proposed medical imaging camera or pulsed plasma device may expose the Company to potential product liability risks which are inherent in the testing, manufacture, marketing and sale of human diagnostic and therapeutic products. In addition, the failure to effect timely delivery of radioisotopes may cause a delay in a scheduled test or procedure or result in the functional loss of radioactivity of the radioisotope, thereby exposing the Company to potential liability. The Company currently has no product liability insurance. The Company intends to obtain product liability insurance prior to commencing production of any radioisotopes and prior to the manufacture and sale of medical imaging cameras or pulsed plasma devices but there can be no assurance it will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage. Claims or losses in excess of any liability insurance coverage ultimately obtained by the Company could have a material adverse effect on the Company.

Absence of Dividends

The Company has never paid cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future.

Possible Issuance of Preferred Stock

The Company's Restated Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. Accordingly, the Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, and voting or other rights, which could materially adversely affect the voting power or, other rights of the holders of the Common Stock. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Price Volatility

The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in the Company's testing and development schedules, technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Stock. In addition, the occurrence of any of the risks described in these "Risk Factors" could have a significant and adverse impact on such market prices.

Employees

As of February 28, 1998, the Company had 41 full-time employees, consisting of eight executive officers, 28 additional scientific and professional personnel and five administrative personnel. Staffing plans for 1998 include hiring approximately fifteen to twenty more personnel, which will include radioisotope and radiopharmaceutical production, health and safety, development of international projects, product distribution and customer service, and radiopharmaceutical marketing. The Company believes its relationship with its employees to be good. None of the employees are represented by a union and there have been no work stoppages to date. .

Science and Technology Board

NAME                                      POSITION

Fred Bonte, M.D.                          Associate Chairman
Rudy Damm, B.S.                           Member
Michael Devous, Ph.D.                     Member
Earnest Gloyna, Ph.D.                     Member
Norman Hackerman, Ph.D                    Chairman
Robert Jameson, Ph.D.                     Member
Edward Knapp, Ph.D.                       Associate Chairman
Henry Kramer, Ph.D.                       Member
Francis Masse, B.S.                       Member
Paul Murphy, Ph.D.                        Member
Richard Reba, M.D.                        Member
Tom Tombrello, Ph.D.                      Member
Jerry Watson, Ph.D.                       Member

Fred Bonte, M.D., has been a member since March, 1997 and serves as Associate Chairman. Dr. Bonte has served as Director of the Nuclear Medicine Center of The University of Texas Southwestern Medical School in Dallas, Texas since 1980 and as the Dr. Jack Krohmer Professor of Radiation Physics since 1994. From 1990 to 1994, he served as the Effie and Wofford Cain Distinguished Chair in Diagnostic Imaging at University of Texas Southwestern Medical Center and as Dean of Southwestern Medical School from 1973 to 1980. Dr. Bonte has served as Chairman of the Medical Committee of the Texas Radiation Advisory Board since 1986, as a member of the Commission on Radiologic Units, Standards and Protection of the American College of Radiology since 1991 and as a member of the Radiation Advisory Committee and Environmental Hazards Committee of the American Medical Association since 1986 and 1988. Dr. Bonte received a B.S.degree in 1942 and an M.D. degree in 1945 from Western Reserve University School of Medicine. Dr. Bonte is also a member of the Company's Board of Directors.

Rudy Damm, B.S., has been a member since January, 1998. Mr. Damm is an Associate Director at Argonne National Laboratory, Chicago, Illinois, and is responsible for the construction and mechanical systems for the Advanced Photon Source. Mr. Damm was involved in the design of accelerators for radioisotope production at New England Nuclear, Chelmsford, MA.

Michael Devous, Ph.D., has been a member since December, 1997. Dr. Devous has been a Professor of Radiology, The University of Texas Southwestern Medical Center, Dallas, Texas from 1981 to present. He is currently Associate Director, Nuclear Medicine Center, The University of Texas Southwestern Medical Center at Dallas and affiliated with Dallas Veterans Administration Medical Center and the Callier Center for Communication Disorders. Dr. Devous is past president of the Society of Nuclear Medicine, 1996-1997, current member or past officer of Academic Council, Computer Council, Cardiovascular Council, Brain Imaging Council and has served on committees for Health Care Policy, Regulatory Affairs, Commercial Affairs, Finance, Strategic Planning and Southwestern Chapter Board of Trustees. Dr. Devous is a member of the Food and Drug Administration Medical Imaging Drugs Advisory Committee, American College of Nuclear Physicians, American Heart Association, American Physiological Society, Society for Magnetic Resonance Imaging, Institute of Electrical and Electronics Engineers and American Federation for Clinical Research. Dr. Devous received his B.A. from Washington University in St. Louis in 1970 and his Ph.D. from Texas A&M University in 1976.

Earnest Gloyna, Ph.D., has been a member since November 1997. Dr. Gloyna is a retired dean of the

College of Engineering at The University of Texas at Austin. He is presently the
B. Smith Chair in Environmental Health Engineering at the university. He is also a private consultant in environmental engineering and is president of Gloyna Properties, Inc. Since 1978, he has been a member of the Board of Directors, Parker Drilling Company. Also, he serves as a member of the board of trustees of Southwest Research Institute. Dr. Gloyna is a member of the U.S. National Academy of Engineers.

Norman Hackerman, Ph.D., has been a member since March, 1997 and serves as Chairman. Dr. Hackerman serves as President Emeritus at the Rice University in Houston, Texas since 1985 to present. From 1985 to Present, he served as Distinguished Professor Emeritus of Chemistry. From 1970 to 1985, he served as President of Rice University. From 1970 to 1985, he served as a Professor of Chemistry. From 1985 to Present, he served as a Professor Emeritus of Chemistry at the University of Texas at Austin, Texas. From 1967 to 1970, he served as a President at the University of Texas at Austin, Texas. From 1963 to 1967, he served as a Vice Chancellor for Academic Affairs at the University of Texas at Austin, Texas. From 1961 to 1963, he served as a Vice President and Provost at the University of Texas at Austin, Texas. From 1960 to 1961, he served as a Dean of Research and Sponsored Programs at the University of Texas at Austin, Texas. From 1948 to 1961, he served as a Director of the Corrosion Research Laboratory at the University of Texas at Austin, Texas. From 1952 to 1961, he served as the Chairman of the Chemistry Department at the University of Texas at Austin, Texas. From 1950 to 1970, he served as a Professor of Chemistry at the University of Texas at Austin, Texas. From 1946 to 1950, he served as an Associate Professor of Chemistry at the University of Texas, at Austin, Texas. From 1945 to 1946, he served as an Assistant Professor of Chemistry at the University of Texas, at Austin, Texas. From 1944 to 1945, he served as a Research Chemist at Kellex Corporation. From 1941 to 1943, he served as an Assistant Professor of Chemistry at Polytechnic Inst. in Virginia. From 1939 to 1941, he served as an Assistant Chemist at the United States Coast Guard. From 1936 to 1940, he served as a Research Chemist at Collid Corporation. From 1935 to 1939, he served as an Assistant Professor of Chemistry at Loyola College. Dr. Hackerman is the author and coauthor of 225 publications.

Robert Jameson, Ph.D., has been a member since January, 1998. Dr. Jameson serves as a Staff Member at Los Alamos National Laboratory since 1988. From 1994 to 1997, he served as an Alexander von Humboldt Senior Researcher Award, Institut fur Angewandte Physik Johann Wolfgang Goethe Universitatm Frankfurt-am-Main in Germany. From 1989 to 1992 and 1997 to 1998, he served as an Invited Foreign Researcher, Sepatments of Fuels and Materials Research, Reactor Engineering and Physics at the Japan Atomic Energy Research Institute. From 1988 to 1989, he served as a Visiting Professor, National Laboratory of High Energy Physics, Tsukuba, Japan at the Ministry of Education in Japan. From 1982 to 1987, he served as a Division Leader, Accelerator Technology (AT) Division at Los Alamos National Laboratory. From 1978 to 1982, he served as an Alternate Division Leader, Accelerator Technology Division at Los Alamos National Laboratory. From 1972 to 1982, he served as a Group Leader, Los Alamos Meson Physics (MP) Division at the Los Alamos National Laboratory. From 1971 to 1972, he served as a Coordinator for LAMPF Accelerator Installation and Commissioning, MP-Div at Los Alamos National Laboratory. From 1968 to 1971, he served as an Associate Group Leader, MP-Div. RF Group at Los Alamos National Laboratory. From 1966 to 1968, he served as an Assistant Group Leader, MP Div. RF Group. From 1963 to 1966, he served as a Staff Member, MP- Div at Los Alamos National Laboratory. From 1958 to 1961, he served as a R& D Project Officer at the United States Air Force. Dr. Jameson received a Ph.D. from University of Colorado in 1962.

Edward Knapp, Ph.D., has been a member since September, 1997 and serves as Associate Chairman. Dr. Knapp from 1991 to 1995, served as a President at the Santa Fe Institute. From 1989 to 1991, he served as a Director at the Los Alamos Meson Physics Facility. From 1986-1989, he served as a President of the University Research Association. From 1984-1985, he served as a Research Advisor at the Los Alamos National Laboratory. From 1982 to 1984, he served as a Director at the National Science Foundation. In 1982, he served as an Assistant Director for Physics and Mathematics at the National Science Foundation. From 1978 to 1982, he served as a Division Leader at the Accelerator Technology in Los Alamos National Laboratory. From 1976-1978, he served as an Alternate Division Leader for Physics at Los Alamos National Laboratory. From 1971 to 1982, he served as an Associate Division Leader for Medium Energy

Physics at the Los Alamos National Laboratory. From 1968 to 1971, he served as an Assistant Division Leader for Medium Energy Physics at the Los Alamos National Laboratory. From 1965 to 1976, he served as a Group Leader for Applications, Medium Energy Physics Division at the Los Alamos National Laboratory. From 1958 to 1965, he served as a Staff Member at the Los Alamos National Laboratory. From 1956 to 1958, he served as a Research Assistant at the University of California in Berkeley. From 1954 to 1956, he served as a Teaching Assistant at the University of California in Berkeley.

Henry Kramer, Ph.D., has been a member since January, 1998. Dr. Kramer served as a consultant in the field of Nuclear Medicine to several non-domestic and domestic corporations that have an international presence in radiopharmaceuticals from 1990 to the present. From 1993 to the present, he has served as an Executive Director to Council on Radionuclides and Radiopharmaceuticals Inc. From 1982 to present, he has served as a Chairperson to the Committee on Radionuclides and Radiopharmaceutical, U.S. Council of Energy Awareness. From 1986 to present, he has been a member of the Brookhaven National Laboratory- BLIP Users' Committee, Uptown, New York. From 1978 to 1989, he served as a Corporate Officer, Vice President Research and Development at Medi Physics, Inc. at Emeryville, CA. From 1960 to 1978 and 1976 to 1978, he served as a Manager of Nuclear Products Technology. From 1973 to 1976, he served as a Senior Group Leader at the Corporate Research Department at Tarrytown, NY. From 1967 to 1973, he served as Project Manager of Nucleonics Research at the Corporate Research Department at Tuxedo, NY. From 1965 to 1967, he served as a Group Leader at the Corporate Research Development at the Tuxedo, NY. From 1960 to 1965, he served as a Research Scientist at the Corporate Research Development at Tuxedo, NY.

Francis Masse, has been a member since January, 1998. Mr. Masse has served as an Institute Radiation Protection Officer and Director of Radiation Protection Programs at Massachusetts Institute of Technology since 1981. From 1971 to 1981, he served as a Radiation Protection Officer at MIT Bates Linear Accelerator Center. From 1987 to present he served as a Senior Lecturer at MIT Nuclear Engineering Department. From 1959 to 1971, he served as an Associate Radiation Protection Officer at MIT. From 1956 to 1959, he served as a Radiation Safety Officer, Tufts at New England Medical Center. Mr. Masse received a B.S. from Northwestern University, Boston Mass in 1956 and is a certified Health Physicist and certified Medical Physicist.

Paul Murphy, Ph.D., has been a member since November 1997. Mr. Murphy serves as a Professor, Nuclear Medicine Section, Department of Radiology at Baylor College of Medicine in Houston, Texas. From 1979 to 1993, he served as an Associate Professor, Nuclear Medicine Section, Department of Radiology at Baylor College of Medicine in Houston, Texas. From 1971 to 1979, he served as an Assistant Professor, Nuclear Medicine Section, Department of Radiology at Baylor College of Medicine in Houston, Texas. From 1979 to 1989, he served as an Adjunct Associate Professor, Bioengineering Program, Department of Electrical Engineering at Rice University. Dr. Murphy received a Ph.D. from the University of Kansas in 1968.

Richard Reba, M.D., has been a member since November, 1997. Dr. Reba serves as a Professor of Radiology and Chief, Nuclear Medicine Section at the University of Chicago. From 1970 to 1991 Dr. Reba served as Professor of Radiology and Medicine, Director of the Division of Nuclear Medicine, Chairman of the Department of Nuclear Medicine, George Washington University School of Medicine, Washington, D.C. Dr. Reba is a Fellow of the American College of Nuclear Physicians and the American College of Physicians and is a past president of the Society of Nuclear Medicine and past president of the American College of Nuclear Physicians. He is a member of the Society of Nuclear Medicine, American College of Nuclear Physicians, American College of Physicians, Johns Hopkins Medical and Surgical Society, American Association Advanced Science, American Medical Association, Chicago City and Illinois State Medical Societies, National Coalition of Physicians Against Family Violence and has authored 300 full papers, invited reviews and book chapters. He has been an editor of four books. Dr. Reba received an M.D. degree in 1957 from the University of Maryland College of Physicians and Surgeons.

Tom Tombrello, Jr., Ph.D., has been a member since January, 1998. Dr. Tombrello is the William Kenan, Jr. Professor in the division of Physics, Mathematics and Astronomy at the California Institute of Technology in Pasadena, California. He has also served as the Technology Assessment Officer since 1996. From 1987 to 1989 he was Vice President and Director of Research at the Schlumberger-Doll Research Laboratory of Schlumberger, Ltd. During this period he also served on the Boards of Directors of the Schlumberger Technology Corporation and the Schlumberger Foundation. In 1992 he was on the President's Space Policy Advisory Board. Honors include: Distinguished Alumnus of Rice University (1998); D.H.C. of Uppsala University (1997); Alexander Von Humboldt Awardee (1984-1985); Distinguished Visiting Professor at University of California, Davis (1984); and
A. P. Sloan Fellow (1971). He is chairman of the Advisory Committees in Chemistry and Materials Science at Lawrence Livermore National Laboratory and a member of their Director's Advisory Committee He is chairman of the Physics Department Visiting Committee at Colorado School of mines. Dr. Tombrello obtained his BA (1958), MA (1960) and Ph. D. (1961) at Rice University.

Jerry Watson, Ph.D., joined International Isotopes on March 1, 1997 and currently serves as Vice-President of Radiochemistry and Radiopharmacology. He has 30 years of experience in the development and application of particle accelerators at the major national laboratories. Dr. Watson managed large accelerator projects in high energy physics, nuclear physics, free-electron lasers, heavy-ion fusion, and other accelerator development projects critical to national programs. He was Deputy Director of the Accelerator Operations and Technology Division at the Los Alamos National Laboratory from 1994 to 1997. From 1989 to 1994, he was the Deputy Head of the Accelerator Division at the SuperCollider where he led the design of the SSC Linear Accelerator (the first section of which will be utilized by International Isotopes). Dr. Watson is an internationally recognized technical authority in the design and operation of particle accelerators with more than 90 publications and serves on the program committees for the Particle Accelerator and Linac Conferences, as well as, numerous project review boards. Dr. Watson received a Ph.D. from the University of Chicago in 1971.


Item  2.  PROPERTIES

In November 1997, the Company purchased an 80,000 square foot office/manufacturing facility (sometimes referred to herein as the "Radiopharmaceutical Production Facility") and a 12,000 square foot warehouse facility located on 12 acres at 3100 Jim Christal Road, Denton, Texas at a cost of $ 2,100,000. The Company has incurred $375,000 in costs related to improvements for offices, furnishings, HVAC and general refurbishing. The 80,000 square foot facility houses the Company's administrative offices but is devoted primarily to finished radiopharmaceutical and brachytherapy production through the addition of $2,000,000 in production clean rooms and equipment. The 12,000 square foot facility houses an accelerator donated by MD Anderson to the University of North Texas and to be operated by the Company.

The Company owns 20 acres of land in an Industrial Research Park in Denton, Texas appraised at $1,750,000. The Company commenced construction of its Radioisotope Production Facility devoted to the LINAC on this land in December 1997 and completion is anticipated in mid-summer of 1998. Occupancy for installation of the Linac is anticipated on June 15,1998, barring delays due to weather and contractors performance. The current estimated cost of the facility is $6,250,000. Mortgage financing is expected to be obtained for 75% of the cost of the facility.

In March 1998, the Company purchased 115 acres of land in Waxahachie, Texas from the State of Texas at a cost of $400,000. This site includes a building with 35,979 square feet that can be used as a secondary accelerator production and testing site.

The Company completed construction of a 27,000 square foot facility, for administration, manufacturing and services located on 1.6 acres in Denton, Texas at a cost of $ 1,020,000 and awaits the certificate of occupancy from the City subject to road improvements by the developer. The Company is considering use of the building for instrumentation manufacturing and other services, but may sell this building as a result of its purchase of the Radiopharmecutical Production Facility.

The Company also leases space in Austin, Texas related to a three-year lease that terminates in June, 1999. The Company subleases approximately 90% of this space to an unrelated third party.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB.


                                    PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Prior to the completion of the Company's Initial Public Offering on August 19, 1997, there was no established public trading market for the Company's Common Stock. The Company's Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol of "INIS". The Company is also listed on the Boston Stock Exchange under the symbol "ITL". High and low sales prices reported by Nasdaq during the periods indicated are shown below:

      Fiscal Year                 Quarter      High         Low
        1997                        3rd      $ 10.125     $ 9.00
        1997                        4th      $ 10.50      $ 8.00


On February 28, 1998, there were 153 holders of record of the Common Stock (although the Company believes that the number of beneficial owners of its Common Stock is substantially greater), and the closing price was $19.25. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the near future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

Recent Sales of Unregistered Securities

In December 1996 and January 1997, Registrant completed a $1,060,000 private placement of 662,501 shares of Common Stock 62,500 of such shares having been issued in January 1997 to 29 Texas investors at a purchase price of $1.60 per share, of which 17,188 shares were purchased by the spouse of James Eichelberger, a director of the Company. These transactions were exempt from registration under the Securities Act pursuant to Section 3(a)(11) thereunder.

In January 1997, Registrant issued 39,283 shares of Common Stock to Mr. Eichelberger at a value of $1.60 per share in consideration for his assistance in obtaining Registrant's $2,900,000 LINAC loan. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

In June 1997, as part of the Company's incentive stock compensation program, 170,000 shares of the 247,496 shares of Common Stock contributed to the Company by its founders in April 1997 were issued to the following key employees at a purchase price of $1.60 per share pursuant to agreements entered into on January 14, 1997, January 22, 1997, March 21, 1997 and April 23, 1997, respectively, as described above: Tommy L. Thompson, Executive Vice President and COO: 50,000 shares; Jerry M. Watson, Ph.D., Vice President of Manufacturing and Systems
Engineering: 25,000 shares; Carl W. Seidel, President and Chief Executive
Officer: 75,000 shares; and Gaylord King, Vice-President of Radiochemistry and
Radiopharmacy: 20,000 shares. Also, in June 1997, pursuant to an agreement entered into on January 22, 1997 as described above, the Company sold 62,500 shares of Common Stock to each of Messrs. McCormack and Nicholson, both of whom are directors of the Company, at a purchase price of $1.60 per share (comprised of the 77,496 share balance of the 247,496 shares contributed by the Company's founders in April 1997, and an additional 47,504 newly issued shares of Common Stock).

At December 31, 1997, the balance of the stock approved under the Company's incentive stock compensation program plan was issued to the following key employees at a purchase price of $1.60 per share pursuant to agreements entered into between March and May 1997: Tommy Thompson, Executive Vice-President and
COO: 50,000 shares, Jerry Watson, Ph.D., Vice-President of Manufacturing and Systems Engineering: 25,000; Carl Seidel, President and Chief Executive Officer:75,000 shares and Gaylord King, Vice President of Radiochemistry and
Radiopharmacy: 5,000 shares. The employees paid for their respective shares with recourse notes (aggregating $248,000 among the four employees) maturing on December 31, 1998 with interest payable annually at the rate of 6.14% compounding semi-annually. The Company also agreed to pay such employees an aggregate of $479,500 as compensation for their respective tax liabilities arising from the issuance of such shares.

Subsequent to the transactions referenced above, the number of shares of Common Stock outstanding was 6,370,950 shares.

Since the completion of its Initial Public Offering on August 14, 1997 through December 31, 1997, the Company has granted options to certain officers, consultants and employees to purchase an aggregate of 346,900 shares of Common Stock. Options issued through August, 1997, had an exercise price of $7.65. One third of those shares vest in 1998, one-third in 1999 and one-third in 2000. An additional group of options were granted on December 5, 1997 at an exercise price of $8.00. One third of these options vest on December 6, 1998, one-third on December 7, 1999 and one-third on December 8, 2000. The issuance of all of these options are claimed to be exempt from registration pursuant to Section 4
(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

During the third quarter, the Company completed the filing requirements of the Securities and Exchange Act of 1934 related to its Registration Statements on Form SB-2 (File No. 333-26269) and Form 8-A and was declared effective by the Commission on August 12, 1997. The managing underwriter for the offering was Keane Securities Co., Inc. On August 19,1997 the Company completed the offering of 2,200,000 shares of common stock at $9.00 per share. The Company received proceeds of $17,805,823 after deducting underwriters' discount and commissions. Additional costs associated with the offering due to legal, audit, printing and other expenses were approximately $1,000,000, resulting in net proceeds of $16,907,706. As a result of the exercise of the underwriters' option to purchase an additional 100,000 shares of common stock on September 30, 1997, the Company received another $801,133, net of underwriter's discount and costs. Funds totaling approximately $3,250,000 were utilized to extinguish all Company debt outstanding at the time of the offering, with the exception of the construction phase of the mortgage loan for the administration, manufacturing, research, and development facility. In addition, disbursements of approximately $ 663,755 were expended for the purposes of engineering, design, and the purchase and installation of machinery, equipment and capital assets. Funds in the amount of $418,351 were utilized for working capital purposes, including personnel, facilities, insurance and other operating expenses. These transactions resulted in cash, cash equivalents and short term securities held for sale at December 31,1997 equaling $13,284,194.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Overview

This overview contains forward-looking statements that include, but are not limited to, the Company's expectations regarding its future financial condition and operating results, product development, business and growth strategy, market conditions and competitive environment. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors disclosed in this document.

The Company's plan of operation for 1998 includes the following:

o Complete the Radioisotope Production Facility which will house the LINAC and radioisotope processing, and commence full operation of the LINAC for the production of radioisotopes.

o Complete facilities devoted to radiochemical and radiopharmaceutical operations.

o Continue to develop relationships with major and specialized radiopharmaceutical companies to produce, package and distribute radiopharmaceuticals on a contract or joint venture basis.

o  Develop or acquire the ability to manufacture reactor produced radioisotopes.

o Develop ability to provide the stable isotope target materials that are required to manufacture accelerator and reactor produced radioisotopes.

o Form joint ventures in foreign countries to construct and/or operate linear accelerator facilities to produce radioisotopes and radiopharmacuticals and to license the related technology.

o Begin development of its proposed medical imaging device and proposed pulsed plasma device.

o Continue to build upon current relationships with medical institutions and universities in the southwestern United States and elsewhere.

The Company is a development stage company that is experiencing initial operating activity. The Company is operating under development contracts and receiving income related to those contracts, as well as negotiating and finalizing manufacturing agreements, and completing asset construction projects.

The Company has contracted with J.P. Accelerator Works, whose members were the initial inventors of the LINAC, to complete the construction and upgrade of the LINAC to 70 MeV . Subcontracting for major components and upgrades proceeds on schedule and the Company expects timely completion with initial production by mid-summer. In accordance with the Company's business plan, the Company will expend $5,500,000 related to the completion of the LINAC. Negotiations for the purchase of $1,500,000 in radioisotope processing equipment have been underway since late 1997 and equipment deliveries are scheduled for the second quarter of 1998.

Construction of the Radioisotope Production Facility commenced in December 1997. Initial occupancy of the LINAC tunnel is expected in June 1998, with total occupancy in August 1998 and production shortly thereafter.

As part of its long-term strategy, the Company intends, under an exclusive worldwide license, to complete the development of and commence to manufacture and market a high resolution medical imaging camera for use in diagnostic nuclear medicine, key components of which are patented. Based on spatial resolutions achieved in industrial applications of the licensed patented inventions, the Company calculates its medical imaging camera will have resolution at least four times greater than any medical imaging camera currently on the market. In addition, the Company intends, under an exclusive worldwide license, to license, purchase, manufacture and market a pulsed plasma device to produce (i) short-lived positron radioisotopes for use in PET imaging cameras and (ii) thermal neutrons essential to a certain localized cancer therapy treatment. The prototype medical imaging equipment has been assembled and reconfiguration efforts are underway. Negotiations continue for the license and purchase of the pulsed plasma device.

Subsequent to the completion of the its Initial Public Offering in August 1997 and the overallotment in September of 1997, the Company has repaid all previously existing debt with the exception of mortgage financing and invested its excess capital in short term corporate bonds and commercial paper with a weighted average yield of 6.05%. ( See Liquidity and Capital Resources ). The Company has established active money management accounts with Oppenheimer Corp. and Texas Bank. Comprehensive and extensive budgets and cash flow projections based on detailed business plans, strategies and time lines have been completed and submitted to the Board of Directors for review and approval.

Currently the Company is forming strategic alliances with companies, major laboratories and institutions to procure radioisotopes for diagnostic and therapeutic procedures used in nuclear medicine. Funds in the amount of $700,000 have been committed for the acquisition of radioisotopes, radiopharmaceuticals and brachytherapy isotopes. The Company has established formal relationships with medical institutions and universities, including the University of North Texas (UNT), the University of Texas Southwest Medical Center in Dallas, Texas; the M.D.Anderson Cancer Institute in Houston, Texas, Texas A&M University, The University of California at Berkeley, and the Arlington Cancer Center in Arlington, Texas and intends to establish associations with the School of Pharmacy and Radiopharmacy at the University of New Mexico in Albuquerque, New Mexico, the School of Pharmacy and Radiopharmacy at the University of Oklahoma, and the University of Missouri. The Company will assist such institutions, as well as other institutions, in their research and development of radiopharmaceuticals in exchange for rights in the radiopharmaceuticals developed. As an example of a successful alliance, the Company has completed the transfer and installation of the Cp-42 Accelerator from the University of Texas M.D. Anderson Cancer Institute to the University of North Texas in Denton. The Company has entered into a long-term lease for the operation of the accelerator, which is housed in the Company's 12,000 square foot warehouse facility, and anticipates production of short-lived isotopes and research isotopes in May, 1998.

The Company also is assisting UNT and the North Texas Research Institute to develop a regional biomedical tracer facility. Under the proposed program, UNT and the North Texas Research Institute would operate the facility for research, education, training and the production of research radioisotopes. The Company would provide UNT and the North Texas Research Institute with access to the LINAC to produce research radioisotopes and would assist on a cooperative basis in the marketing and distribution thereof.


Results of Operations

Revenues

Sales of accelerator components and cost of sales for 1997 were $135,765 and $79,287, respectively, compared to $775,102 and $263,440 for the same period in 1996, resulting in gross profit of $56,478 for 1997 and $511,662 for fiscal 1996.

Operating Expenses

Operating costs less the expense related to incentive stock grants increased in fiscal 1997 to $2,118,334 compared to $883,637 in 1996 principally due to the fact that for much of 1996 the Company had only a few personnel, no leased office facilities and only limited equipment and assets. Other expenses charged to operations in 1997 due to incentive stock compensation were $2,397,500, while salaries and contract labor expenses increased by $814,841, general and administrative expenses increased by $823,404, consulting fees decreased by $299,895, legal and professional fees decreased by $23,922, and rent and security expenses increased by $83,779, and other operating expenses by $163,510 for the twelve months ended December 31, 1997, compared to the period from November 1, 1995 (inception) through December 31, 1996..

Non-cash Employee Incentive Stock Compensation Expense

Approximately 55% of the Company's net loss for the year was related to non-cash expenditures incurred as a result of agreements by the Company to issue shares of Common Stock to certain key employees entered into by the Company between March 1997 and May l, 1997. The Company recorded $2,397,500 of compensation expense for the year ended December 31, 1997 related to these transactions.

Interest Income (Expense)

Interest income increased to $297,835 for the year ended December 31, 1997 as compared to $4,906 for 1996 due to the investment of funds from the Company's Initial Public Offering. Interest expense was $224,413 and $303,741 in 1997 and 1996, respectively. This decrease was due to the favorable refinancing and loan restructuring activities in 1997.


Liquidity and Capital Resources

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, sales of shares of Common stock in private placements to investors, its Initial Public Offering and loans from stockholders and directors.

In November and December 1996, the Company sold 550,001 shares of Common Stock in a private placement to 15 investors at a purchase price of $1.60 per share, for an aggregate of $880,000.

In December 1996, the Company sold 50,000 shares of Common Stock in a private placement to a shareholder, at a purchase price of $1.60 per share, for an aggregate of $80,000.

In January 1997, the Company sold 62,500 shares of Common Stock in a private placement to 15 investors at a purchase price of $1.60 per share for an aggregate of $100,000. The proceeds from this private placement were added to working capital and used for general corporate purposes.

In January 1997, the Company obtained a $500,000 line of credit from Southwest Bank of Texas, N.A. with interest at the bank's prime rate plus 1% payable monthly commencing February 15, 1997, personally guaranteed by John M. McCormack and William W. Nicholson, Directors of the Company.

In May 1997, the Company obtained a loan, mortgage financing and a line of credit from Texas Bank. The funds were utilized to reduce the Hartland Bank financing and repay the Southwest Bank debt. In June of 1997, a company related to a Director granted the Company a $750,000 line of credit for the purpose of supporting operations and for funding a portion of the costs related to the Company's Initial Public Offering.

During the third quarter, the Company completed the filing requirements of the Securities and Exchange Act of 1934 related to its Registration Statements on From SB-2 and Form 8-A and was declared effective by the Commission on August 12, 1997. The managing underwriter for the offering was Keane Securities Co., Inc. On August 19,1997 the Company completed the offering of 2,200,000 shares of Common Stock at $9.00 per share. The Company received proceeds of $17,805,823 after deducting underwriters' discount and commissions. Additional costs associated with the offering due to legal, audit, printing and other expenses were approximately $1,000,000, resulting in net proceeds of $16,907,706. As a result of the exercise of the underwriters' option to purchase an additional 100,000 shares of Common Stock on September 30, 1997, the Company received another $801,133, net of underwriter's discount and costs.

Prior to December 31, 1997, funds from the offering totaling approximately $3,250,000 were utilized to extinguish all Company debt outstanding at the time of the offering, with the exception of the construction phase of the mortgage loan for the administration, manufacturing, research, and development facility. All Company assets that had been pledged as collateral were released, with the exception of the 1.6 acres upon which construction was underway. In addition, disbursements of approximately $663,755 were expended for the purposes of engineering, design, and the purchase and installation of machinery, equipment and capital assets. Funds in the amount of $418,351 were utilized for working capital purposes, including personnel, facilities, insurance and other operating expenses. Excess funds were invested in money market accounts, equity funds, investment grade corporate bonds and short-term repurchase agreements. Cash, cash equivalents and short term securities available for sale at December 31,1997 equaled $13,284,194.

In October 1997, the Company arranged for additional $750,000 in one year borrowings from Texas Bank. Approximately $582,000 on these loans was outstanding at December 31, 1997. In November 1997, the Company borrowed $2,475,000 in mortgage financing related to the purchase of the 92,000 square foot administrative office and radiopharmaceutical production facility in Denton, Texas. The amortizing loan, provided by Texas Bank, has a term of twenty years, a prime rate of interest, and adjusts every three years.

The Company is currently negotiating potential financing options including mortgage financing for its Radioisotope Production Facility, equipment loans and leasing arrangements. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations and funding, that the net proceeds of its initial public offering will be sufficient to finance its activities for at least the next 12 months.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including the costs and timing of constructing the Company's Radioisotope Production Facility and commencing production of radioisotopes; possible delays in the regulatory approval process for the Radioisotope Production Facility, the Radiopharmaceutical Production Facility, the LINAC, the proposed medical imaging camera or the proposed pulsed plasma device; expenses in developing the proposed medical imaging camera or pulsed plasma device; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; technological and market developments; and the ability of the Company to maintain collaborative academic and commercial research, development and marketing relationships.

The Company is negotiating to obtain additional financing from financial institutions and commercial lenders for the construction of facilities and continued upgrade, modification, installation and commissioning of the Linac. Management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow them to obtain additional debt financing on acceptable terms. In addition, Management has developed contingency plans utilizing existing facilities and existing funds to meet operating needs through at least 1998. Management is also negotiating with various investment bankers regarding equity and debt financing for expansion of future operations. Also, if necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained.

Item 7. FINANCIAL STATEMENTS

The following financial statements are included herewith:

Independent Auditors' Report

Consolidated Balance Sheets of the Company as of December 31, 1997 and 1996

Consolidated Statements Of Operations for the year ended December 31, 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from November 1, 1995 (inception) through December 31, 1997

Consolidated Statements of Stockholders' Equity for the year ended December 31, 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from November 1, 1995 (inception) through December 31, 1997.

Consolidated Statements of Cash Flows for the year ended December 31, 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from November 1, 1995 (inception) through December 31, 1997.

Notes to Consolidated Financial Statements

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
International Isotopes Inc.:

We have audited the accompanying consolidated balance sheets of International Isotopes Inc. and subsidiary (development stage enterprises) (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from November 1, 1995 (inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc. and subsidiary (development stage enterprises) as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from November 1, 1995 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

Dallas, Texas                                              KPMG Peat Marwick LLP


February 19, 1998, except for note 12
   which is as of March 16, 1998

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                              Assets                                    1997         1996
                              ------                                    ----         ----
Current assets:
   Cash and cash equivalents                                        $ 8,201,417      331,397
   Securities available for sale, at market value (note 2)            5,082,777            -
   Restricted certificate of deposit (note 5)                                 -      300,000
   Interest receivable                                                  152,358            -
   Assets held for sale (note 1(e))                                     564,932      546,613
   Inventory (note 1(f))                                                741,853      757,498
   Other                                                                 97,941       10,855
                                                                    ------------- -----------
               Total current assets                                  14,841,278    1,946,363

Property, plant and equipment, net (note 4):
   Property consisting of land                                          563,674       87,894
   Plant and improvements                                             2,871,266            -
   Furniture and equipment                                            2,845,820      972,922
                                                                    -----------   ----------
               Total property, plant and equipment, net               6,280,760    1,060,816
                                                                    -----------    ---------
               Total assets                                         $21,122,038    3,007,179
                                                                    ===========    =========

               Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                                 $   906,062      241,341
   Accrued liabilities:
     Employee taxes                                                     479,500            -
     Other                                                              122,564       16,475
   Current installments of mortgage and notes payable to banks
     (note 5)                                                           634,454    1,850,000
   Notes payable to chairman (note 7)                                         -       20,000
   Payable to lending institution (note 6)                                    -      569,454
                                                                    -----------    ---------
                Total current liabilities                             2,142,580    2,697,270

Mortgage and notes payable to banks, excluding current
   installments (note 5)                                              3,053,818            -
                                                                    -----------    ---------
                Total liabilities                                     5,196,398    2,697,270

Commitments and contingencies (notes 5, 10 and 12)

Stockholders' equity:

   Preferred stock, $1.00 par value; 5,000,000 shares authorized,
      no shares issued and outstanding (note 8)                               -            -
   Common stock, $.01 par value; 20,000,000 shares authorized;
      issued and outstanding 6,370,950 shares at December 31, 1997
      and 3,766,663 shares at December 31, 1996 (notes 3 and 8)          63,709       37,667
    Additional paid-in capital                                       21,787,337    1,266,688
    Deficit accumulated during the development stage                 (5,205,406)    (834,446)
    Receivable from stock sales (note 8)                               (720,000)    (160,000)
                                                                    -----------  ----------
                Total stockholders' equity                           15,925,640      309,909
                                                                    -----------   ----------
                Total liabilities and stockholders' equity          $21,122,038    3,007,179
                                                                    ===========   ==========

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                      Consolidated Statements of Operations

                                                                       Period from    Period from
                                                                       November 1,    November 1,
                                                                           1995           1995
                                                                       (inception)    (inception)
                                                         Year ended      through        through
                                                        December 31,   December 31,   December 31,
                                                            1997           1996           1997
                                                            ----           ----           ----
Sale of accelerator components                           $   135,765        775,102        910,867
Cost of sales                                                 79,287        263,440        342,727
                                                         -----------     ----------      ---------
             Gross profit                                     56,478        511,662        568,140

Operating costs and expenses:
   Salaries and contract labor                               924,728        109,887      1,034,615
   Employee incentive compensation                         2,397,500              -      2,397,500
   General and administrative                                890,597         67,193        957,790
   Consulting fees                                            67,854        367,749        435,603
   Legal and professional fees                                35,763         59,685         95,448
   Rent and security                                         182,206         98,427        280,633
   Commissions and fees                                            -         95,315         95,315
   Other                                                      17,186         85,381        102,567
                                                         -----------     ----------      ---------
             Total operating expenses                      4,515,834        883,637      5,399,471
                                                         -----------     ----------      ---------
             Loss from development stage operations       (4,459,356)      (371,975)    (4,831,331)

Other income (expense):
   Gain on sale of assets held for sale (note 1(e))           14,974        336,364        351,338
   Interest income                                           297,835          4,906        302,741
   Interest expense (note 5)                                (224,413)      (303,741)      (528,154)
   Loan financing fees (note 6)                                    -       (750,000)      (750,000)
                                                         -----------     ----------      ---------
             Loss before extraordinary item               (4,370,960)    (1,084,446)    (5,455,406)

Extraordinary gain on debt extinguishment (note 6)                 -        250,000        250,000
                                                          ----------     ----------      ---------

Net loss                                                 $(4,370,960)      (834,446)    (5,205,406)
                                                         ===========     ==========      =========

Net loss per common share - basic and diluted                 $(0.91)         (0.22)         (1.28)
                                                                ====           ====           ====

Weighted average common shares outstanding -
   basic and diluted                                       4,798,427      3,766,663      4,056,907
                                                         ===========     ==========      =========

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                 Consolidated Statements of Stockholders' Equity

            Year ended December 31, 1997, the period from November 1,
               1995 (inception) through December 31, 1996 and the
                period from November 1, 1995 (inception) through
                                December 31, 1997


                                                                                                         Deficit
                                                                                                       accumulated
                                                                              Additional     Stock     during the      Total
                                                          Common stock         paid-in     proceeds    development  stockholders'
                                                      Shares       Amount      capital    receivable      stage        equity
                                                      ------       ------      -------    ----------      -----        ------
Shares purchased by founders at par                    624,997  $   2,500              -            -           -        2,500
Shares  purchased  by founders at prices other than
  par                                                  187,923        752            114            -           -          866
Shares issued to chairman as payment on notes
  payable                                            1,250,000      5,000              -            -           -        5,000
Shares issued for service fees to stockholders who
   collateralized debt                                  65,100        260             26            -           -          286
Shares issued for patents                               25,000        100              -            -           -          100
Shares issued to stockholders for services
   rendered                                            186,142        745        259,855            -           -      260,600
Shares issued for purchase of subsidiary               827,500      3,310         71,693            -           -       75,003
Shares issued through private placement                600,001      2,400        957,600     (160,000)          -      800,000
Net loss                                                     -          -              -            -    (834,446)    (834,446)
Effect of 2.5 for 1 stock split                              -     22,600        (22,600)           -           -            -
                                                     ---------     ------     ----------      -------   ---------   ----------
Balance, December 31, 1996                           3,766,663     37,667      1,266,688     (160,000)   (834,446)     309,909
Collection of stock sale receivable                          -          -              -      160,000           -      160,000
Shares returned by owners                                    -          -        395,994            -           -      395,994
Shares issued to director                               39,283        392         62,460            -           -       62,852
Shares issued through private placement                 62,500        625         99,375            -           -      100,000
Shares issued to employees and directors, including
   shares contributed by founders                       47,504        475      1,108,531     (472,000)          -      637,006
Shares issued in initial public offering, net        2,200,000     22,000     16,885,706            -           -   16,907,706
Shares issued under overallotment, net                 100,000      1,000        800,133            -           -      801,133
Shares issued to employees                             155,000      1,550      1,168,450     (248,000)          -      922,000
Net loss                                                     -          -              -            -  (4,370,960)  (4,370,960)
                                                     ---------     ------     ----------      -------   ---------   ----------
Balance, December 31, 1997                           6,370,950   $ 63,709     21,787,337     (720,000) (5,205,406)  15,925,640
                                                     =========     ======     ==========      =======   =========   ==========

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                      Consolidated Statements of Cash Flows

                                                                         Period from     Period from
                                                                         November 1,     November 1,
                                                                            1995            1995
                                                                         (inception)     (inception)
                                                         Year ended        through         through
                                                        December 31,    December 31,    December 31,
                                                            1997            1996            1997
                                                            ----            ----            ----
Cash flows from operating activities:
   Net loss                                              $(4,370,960)       (834,446)     (5,205,406)
   Adjustments  to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                          17,354           1,660          19,014
       Gain on sale of assets                                (14,974)       (336,364)       (351,338)
       Services compensated by stock issuance              1,918,000         260,886       2,178,886
       Changes in operating assets and liabilities:
        Interest receivable                                 (152,358)              -        (152,358)
        Other current assets                                 (87,086)        (10,855)        (97,941)
        Inventory                                             15,645        (757,498)       (741,853)
        Accounts payable                                      91,990         241,341         333,331
        Accrued liabilities                                  585,589          16,475         602,064
                                                          ----------      ----------     -----------
             Net cash used in operating activities        (1,996,800)     (1,418,801)     (3,415,601)

Cash flows from investing activities:
   Proceeds from sale of certificate of deposit              400,000               -         400,000
   Purchase of certificate of deposit                       (100,000)       (300,000)       (400,000)
   Purchase of assets for sale and operations             (4,694,947)     (1,888,673)     (6,583,620)
   Purchase of securities available for sale              (5,082,777)              -      (5,082,777)
   Proceeds from sale of assets held for sale                126,887         691,051         817,938
                                                          ----------      ----------     -----------
             Net cash used in investing activities        (9,350,837)     (1,497,622)    (10,848,459)

Cash flows from financing activities:
   Collections of stock sale receivable                      160,000               -         160,000
   Proceeds from issuance of notes payable to chairman             -         120,000         120,000
   Proceeds from sale of common stock                     17,808,839         803,366      18,612,205
   Proceeds from issuance of debt                          7,201,607       4,750,000      11,951,607
   Principal payments on notes payable                    (5,932,789)     (2,330,546)     (8,263,335)
   Payments on notes payable to chairman                     (20,000)        (95,000)       (115,000)
                                                          ----------      ----------     -----------
             Net cash provided by financing activities    19,217,657       3,247,820      22,465,477

Net increase in cash and cash equivalents                  7,870,020         331,397       8,201,417
Cash and cash equivalents at beginning of period             331,397               -               -
                                                          ----------      ----------     -----------
Cash and cash equivalents at end of period               $ 8,201,417         331,397       8,201,417
                                                          ==========      ==========     ===========

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                      Consolidated Statements of Cash Flows

                                                                        Period from     Period from
                                                                         November 1,     November 1,
                                                                            1995            1995
                                                                         (inception)     (inception)
                                                         Year ended        through         through
                                                        December 31,    December 31,    December 31,
                                                            1997            1996            1997
                                                            ----            ----            ----
Supplemental disclosure of cash flow activities:
   Cash paid for interest (note 6)                      $    238,011         295,425         533,436
                                                          ==========      ==========     ===========
   Cash paid for financing fees (note 6)                $     10,261         500,000         510,261
                                                         ===========      ==========     ===========

Supplemental disclosure of noncash transactions:
   Common stock issued for stock receivables            $    720,000         160,000         880,000
                                                          ==========      ==========     ===========
   Capital expenditures included in accounts payable    $    509,879               -         509,879
                                                          ==========      ==========     ===========
   Common stock issued for accounts payable to          $     62,852               -          62,852
        director                                          ==========      ==========     ===========
   Conversion of notes payable to common stock (note 7) $          -           5,000           5,000
                                                          ==========      ==========     ===========
   Acquisition of subsidiary through issuance of
   common stock (note 3)                                $          -          75,003          75,003
                                                          ==========      ==========     ===========
   Acquisition of patent through issuance of common
     stock                                              $          -             100             100
                                                          ==========      ==========     ===========

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

(1)   Organization and Summary of Significant Accounting Policies

      (a)  Description of Business and Liquidity

           International Isotopes Inc. (the Company) was incorporated in Texas in November 1995 as Applied Isotope Products Corporation. The Company changed its name to International Isotopes Inc. in January 1997. The Company is a development stage enterprise which has acquired the technology, proprietary designs and intellectual property for the design and assembly of a proton linear accelerator (LINAC) to produce radioisotopes used in nuclear medicine for the detection and treatment of various forms of cancer and other diseases. In addition, the Company intends to manufacture and develop accelerators, diagnostic scanners, and proton/neutron therapy equipment. The majority of these assets were purchased in May 1996 from the State of Texas through a competitive bidding process arising from the termination of the government funded Superconducting Super Collider
           (SSC) project. The Company also owns 100% of the outstanding common shares of Gazelle Realty, Inc. which owns 20 acres of land on which the facility for the LINAC will be constructed and 1.6 acres of land on which the administration, manufacturing, and research and development building is being constructed. During 1997 all the property owned by Gazelle Realty, Inc. was transferred to the Company.

           The Company has devoted substantially all of its efforts since inception to the acquisition of the LINAC and related assets and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas. Additionally, the Company has derived operating capital from the sales of assets held for sale. The Company has recently financed its operations through a private placement of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997 (note 8). The Company plans to utilize funds obtained from the Offering to increase its capital assets primarily through the assembly and upgrade of the LINAC for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment. The Company is actively pursuing strategic alliances with pharmaceutical companies and universities. The Company has employed additional key personnel in the area of LINAC manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance. The Company will continue to sell the remaining assets held for sale and utilize the inventory of accelerator components in the manufacturing of products for sale to generate operating capital.

           To date, the Company's product sales has consisted of accelerator components acquired from the State of Texas. The Company has not manufactured any linear accelerator or radioisotope products and there can be no assurance that the Company will be able to manufacture or market its products in the future, that future revenues will be significant, that

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

           any sales will be profitable, or that the Company will have sufficient funds available to manufacture or market its products. The Company's proposed radioisotope production facility is also subject to extensive government regulations. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts, market acceptance of its products, and ability to obtain adequate financing until sufficient cash flows can be generated from operations.

           The Company has limited history of operations and has experienced operating losses and significant expenses in the acquisition of key personnel, land and facilities. The Company expects operating losses to continue as it initiates radioisotope and radiopharmaceutical production, obtains validation and customer approval, and increases marketing and product development.

           The Company is negotiating to obtain additional financing from financial institutions and commercial lenders for the construction of facilities and continued upgrade modification, installation and commissioning of the LINAC. Management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised collateral value of Company assets will allow them to obtain additional debt financing on acceptable terms. In addition, management has developed contingency plans utilizing existing facilities and existing funds to meet operating needs through at least 1998. Also, if necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained.

      (b)  Basis of Presentation

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Gazelle Realty, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

           During the period from November 1, 1995 (inception) through December 31, 1995, the activity of the Company was limited to the Chairman's funding expenses totaling $15,240 for the Company. No shares were issued for cash until 1996. Accordingly, consolidated financial statements as of and for the two months ended December 31, 1995 have not been separately presented. All references to the period from November 1, 1995 (inception) through December 31, 1996 are referred to in the footnotes as the year ended 1996.

      (c)  Financial Instruments and Cash Equivalents

           The Company's financial instruments consist of cash equivalents, short-term bonds, daily repurchase account, term repurchase account, money market accounts, accounts payable and accrued liabilities and notes payable. The carrying value of these financial instruments approximates fair value because of their short term nature or because they bear interest at rates which approximate market rates.

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

           Cash equivalents of $8,063,151 and $205,847 at December 31, 1997 and 1996, respectively, represent money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

      (d)  Property, Plant and Equipment

           Property, plant and equipment are stated at cost. All plant assets were appropriately classified as construction in progress for the periods ending December 31, 1997 and November 1, 1995 (inception) through December 31, 1996. Depreciation on plant assets will be deferred until these assets are placed into service. The Company capitalizes interest cost during construction periods, however, amounts were immaterial for the year ended December 31, 1997 and the period from November 1, 1995 through December 31, 1996.

           Furniture and equipment are stated at cost less accumulated depreciation. The majority of these assets owned by the Company, concurrent with its formation, represented assets acquired from the terminated Superconducting Super Collider project. A portion of these assets are being retained for the construction of the LINAC. The remainder of such assets were acquired with the intention of being sold for operating capital and are classified as assets held for sale, as well as inventory held for sale.

           Depreciation on equipment held for operations is computed using the straight line method. Office furniture and equipment in service are being depreciated over 3 to 5 years. LINAC assets will be depreciated over their estimated economic life upon being placed in service.

           The Company has construction purchase commitments totaling $231,297 at December 31, 1997 (note 12).

      (e)  Assets Held for Sale

           Assets held for sale consist primarily of excess accelerator, mechanical and test equipment acquired from the terminated Superconducting Super Collider project and are carried at the lower of cost or fair value less cost to sell. These assets are being disposed of through private sales and auctions. During the period from November 1, 1995 (inception) through December 31, 1996 and the year ended December 31, 1997, the Company sold for cash assets held for sale with a book value of $354,687 and $111,913 resulting in a gain on sale of $336,364 and $14,974, respectively. The remaining assets held for sale are expected to be sold during 1998.

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements


      (f)  Inventory

           Inventory consists of accelerator components held for sale stated at lower of cost or market. Cost is determined using the first-in first-out method.

      (g)  Income Taxes

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (h)  Use of Estimates

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (i)  Impairment of Long-Lived Assets and Long-Lived Assets to Be
           Disposed Of

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.
                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements



      (j)  Revenue Recognition

           Revenue is recognized when accelerator components are shipped. No warranty coverage or right of return provisions are given to customers.

      (k)  Research, Development and Advertising Costs

           Research, development and advertising costs are expensed when incurred. Such amounts were immaterial during 1997 and 1996.

      (l)  Stock Option Plan

           The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. This SFAS superseded certain provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

           Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 for its granted employee stock options.

      (m)  Net Loss Per Common Share - Basic and Diluted

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share under APB 15 and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for the years ended December 31, 1997 and 1996, and the period from November 1, 1995 (inception) through December 31, 1997, as all were anti-dilutive securities.
                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

           Pursuant to the SEC staff accounting bulletin and SEC Staff policy, common stock issued during the twelve-month period prior to the Offering for consideration below the Offering price have been included in the calculation of weighted average number of shares as if they were outstanding for all periods presented.

           At December 31, 1997, the Company has 346,900 options and 220,000 common stock warrants outstanding (note 8). These options and warrants would have resulted in additional weighted average securities, under the treasury stock method, totaling 94,921, -0-, and 43,864 for the years ended December 31, 1997 and 1996, and the period from November 1, 1995 (inception) through December 31, 1997, respectively. The potentially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(2)   Securities

      The Company invests only in high quality, short-term investments which are classified as available-for-sale and recorded at market value. The Company records gains and losses on securities using the specific identification method. At December 31, 1997 market value approximated amortized cost and all securities mature within six months.

      Securities as of December 31, 1997, are comprised of the following:

                                                                   Market value
                                                                   and amortized
                                                                       cost
                                                                       ----

          Bank repurchase agreements                               $ 4,080,379
          Corporate debt securities                                  1,002,398
                                                                     ---------
                  Total                                            $ 5,082,777
                                                                     =========

(3)   Acquisition of Gazelle

      On December 13, 1996, the Company acquired all of the outstanding stock of Gazelle in exchange for 827,500 shares of the Company's common stock. Gazelle's sole asset is land and Gazelle has no additional tangible or intangible assets or liabilities and no operating activity.

      Accounting standards under rules and regulations issued by the Securities and Exchange Commission (SEC) require that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering be recorded at the transferor's historical cost basis determined under generally accepted accounting principles. Accordingly, the acquisition of Gazelle by the Company has been accounted for based upon the historical cost of the land purchased by the transferors. The resulting carrying value totaling $87,894 is inclusive of the $12,891 costs incurred by the Company for the acquisition.
                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

      The Company also acquired a three-year option to purchase approximately 60 additional acres of land adjacent to the property held by Gazelle for approximately $3.7 million. No consideration was charged for this option, and the grant of the option was not contingent upon the Company's acquisition of Gazelle.

(4)   Property, Plant and Equipment

      In November 1997, the Company purchased an 80,000 square foot office/manufacturing facility and a 12,000 square foot warehouse facility located on 12 acres in Denton, Texas. The purchase price was $1,664,047 for the building and $475,780 for the land. The Company spent an additional $281,854 for finishout on this facility through December 31, 1997 and has plans to spend approximately $2,300,000 in 1998. The Company also had construction in progress of $728,734 and $196,631 for the administration and production facilities during 1997, respectively. This construction is taking place on land the Company acquired during 1996 for $87,894 (note 3). These facilities will provide space to allow the Company to supply finished (cGMP) radiopharmaceutical products as well as manufacturing, processing of therapeutic radioisotope devices, and joint R&D projects with the University of North Texas and M.D. Anderson Cancer Center.

      Furniture and equipment is summarized as follows at December 31, 1997 and 1996:


                                                                    1997            1996
                                                                    ----            ----
          Furniture and fixtures                                $   466,214          24,890
          Production equipment                                    2,398,333         949,492
                                                                 ----------         -------
                                                                  2,864,547         974,382

          Less accumulated depreciation and amortization            (18,727)         (1,460)
                                                                 ----------         -------
                         Furniture and equipment, net           $ 2,845,820         972,922
                                                                 ==========         =======

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

(5)   Mortgage and Notes Payable to Banks

      Mortgage and notes payable to banks as of December 31, 1997 and 1996, consist of the following:


                                                                                        1997             1996
                                                                                        ----             ----
        Variable rate established by Chase Manhattan Bank (8.5% at December 31,
           1997 and to be adjusted in April 2001) mortgage and note payable to bank secured by building and land located on Jim Christal Road in
           Denton, Texas. Face amount of the note is $2,475,000. Principal and current interest are payable in monthly installments of
           approximately $21,500 with the final payment due                         $ 2,337,778             -
           April 22, 2018
        Variable rate established by Chase Manhattan Bank (8.5% at December 31,
           1997) line of credit payable to bank secured by 20 acres of land.
           Maximum amount of the line of credit is $500,000 with interest payments due monthly
           and the principal balance due on October 15, 1998                            500,000             -
        Variable rate established by Chase Manhattan Bank (8.5% at
           December 31, 1997) note payable to bank (interim construction loan)
           secured by building and located on Spencer Road in Denton, Texas.
           Face amount of the note is $928,000. Principal and current interest are payable in monthly installments of approximately $8,000 with the
           final payment due February 18, 2018                                          769,298             -
        Variable rate established by Chase Manhattan Bank (8.5% at
           December 31, 1997) line of credit payable to bank secured by 20 acres of land. Maximum amount of the line of credit is $250,000 with interest payments due monthly
           and the principal balance due on October 15, 1998                             81,196             -
        15% Note payable to a bank, secured by substantially all of the assets of the Company, including a restricted certificate of deposit and collateral and personal guarantees of certain officers and shareholders. A quarterly principal payment of $95,589 was made on March 16, 1997. Remaining quarterly payments of $250,000 were
           made through September 1997 when the remaining balance                             -     1,750,000
           was paid
        7% Note payable to bank, secured by collateral owned by a
           stockholder, due January 17, 1997.  Subsequently renewed
           until July 17, 1997 when the remaining balance was paid                            -       100,000
                                                                                     ----------    ----------
                Total mortgage and notes payable to banks                             3,688,272     1,850,000
           Less current installments                                                   (634,454)   (1,850,000)
                                                                                     ----------     ---------
        Mortgage and notes payable to banks, excluding current
           installments                                                             $ 3,053,818             -
                                                                                     ==========     =========

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements


      The aggregate maturities of mortgage and notes payable to banks are as follows:

                Years ending December 31:

                   1998                                             $   634,454
                   1999                                                  62,529
                   2000                                                  67,332
                   2001                                                  74,047
                   2002                                                  80,614
                   Years thereafter                                   2,769,296
                                                                    -----------
                                                                    $ 3,688,272
                                                                    ===========

      Proceeds of the $1,750,000 note payable in 1996 were primarily used to pay off the remaining balance of a previous note payable to a lending institution (note 6).

      On October 15, 1997, the Company obtained a mortgage and note payable to Texas Bank for the manufacturing and administration building on Jim Christal Road in Denton, Texas. The note is for a maximum of $2,475,000 payable in monthly installments through April 22, 2018. The Company had drawn $2,337,778 as of December 31, 1997.

      The Company obtained two new lines of credit with maximum lines of $500,000 and $250,000, respectively. The Company had drawn $500,000 and $81,196 on these lines of credit at December 31, 1997.

      On January 14, 1997, the Company obtained a $500,000 revolving line of credit from a bank bearing interest at a variable rate of 1% over prime. The loan was personally guaranteed by two directors and was due and payable March 15, 1998. The Company extinguished the line of credit in May 1997 with a bridge loan.

      In August and September 1997, the Company applied approximately $3,250,000 of the proceeds of the Offering (note 8) to eliminate all guaranteed outstanding bank loans and other indebtedness with the exception of the Company's construction loan for its administration, manufacturing, and research and development facility.

(6)    Payable to Lending Institution

      In May 1996, the Company obtained $2,900,000 from a lending institution to fund the acquisition of assets of the terminated Superconducting Super Collider project from the State of Texas and related acquisition costs. The loan was secured by all of the assets of the Company as well as certain collateral personally owned by certain stockholders. Under the terms of the financing agreement the principal plus fixed interest of $290,000 was due to have been paid from proceeds of sales of assets held for sale by September 3, 1996. An additional minimum profit sharing fee of $750,000 was due to have been paid from additional proceeds of sales of assets held for sale by
                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

      November 3, 1996. During 1996, proceeds from the sale of assets held for sale and inventory totaling $1,428,787, were applied to the loan balance.

      On December 16, 1996, the Company obtained alternate financing from a note payable to a bank (note 5) to pay off the remaining outstanding principal balance of $1,471,213 under the original $2,900,000 note payable to the lending institution plus interest, minimum additional profit sharing and legal fees. A compromise, settlement, and release agreement was obtained from the lending institution effective December 31, 1996.

      The unpaid balance due to the lending institution of $569,454 at December 31, 1996 was paid on January 3, 1997. The funds were obtained from proceeds of a note payable to a bank of $242,000 and cash reserves of the Company of $327,454. The note payable, due April 24, 1997, bore interest at 7.05% and was secured by personal collateral of a stockholder. Also, in January 1997, the Company received $160,000 from the receivable from stock sales which occurred in December 1996 of which $80,000 was applied to the principal of the $242,000 note payable to bank. On April 24, 1997, the due date on the remaining principal of $162,000 and interest on the note was extended for 30 days. The remainder of this note was paid on August 22, 1997.

      In negotiating the settlement, the initial minimum profit sharing fee of $750,000 was reduced by $250,000 to $500,000. This reduction has been recorded as an extraordinary item.

(7)   Notes Payable to Related Parties

      The Company had received various cash advances totaling $120,000 from the Company's Chairman in the form of notes payable bearing interest at 10%. The notes payable had been reduced to $20,000 at December 31, 1996 due to cash payments from the Company of $95,000 and conversion of notes payable to 1,250,000 shares of common stock valued at $0.004 per share and aggregating $5,000. The note was extinguished in August 1997 with proceeds from the Offering (note 8).

      On June 2, 1997, the Company obtained a $1,500,000 revolving line of credit with a company related to a director. Principal and interest at 10% was due in full on June 1, 1999. The Company drew $750,000 on the credit line prior to its extinguishment on August 31, 1997 with proceeds from the Offering (note 8).

(8)   Stockholders' Equity

      Common stock - On August 19, 1997, the Company completed the Offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,823 after deducting underwriters' discounts and commissions of $3,974,177 of which $1,980,000 related to the issuance of common stock warrants. Additional costs associated with the offering due to legal, audit, printing and other expenses were $898,117, resulting in net proceeds of $16,907,706.
                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

      On September 30, 1997 the Company completed the sale of an additional 100,000 shares of its common stock at $9.00 per share as a result of the exercise or the overallotment option by the underwriters of the Offering. The Company received proceeds of $801,133 after deducting underwriters' discounts and commissions.

      Between March and July 1997, in order to establish a pool of shares for issuances to new employees, seven of the Company's founding stockholders contributed 247,496 shares of common stock, valued at $1.60 per share, to the Company. These shares, plus an additional 47,504 shares (total of 295,000 shares) were sold to certain key employees and directors at a purchase price of $1.60 per share, for notes aggregating $472,000. On December 31, 1997, the Company issued 155,000 additional shares of common stock at a purchase price of $1.60 per share to four employees in exchange for stock notes receivable of $248,000. These transactions resulted in the issuance of 450,000 total shares of common stock, of which 125,000 shares were issued as compensation for loan guarantees in January 1997, at a purchase price of the then quoted market value of $1.60 per share. The remaining 325,000 shares were issued at quoted market values ranging from $7.00 to $9.00 per share, resulting in charges to operations for employee incentive compensation totaling $1,918,000 plus related employee taxes of $479,500 (total charge of $2,397,500). All stock notes receivable are recourse notes and are due December 31, 2000 and bear interest at 6.14% compounded semiannually.

      In January 1997, the Company issued 39,283 shares of common stock to settle an outstanding account payable to a director of $62,852 included in accounts payable at December 31, 1996.

      In January 1997, the Company issued 62,500 shares of common stock through private placement for proceeds of $100,000. This transaction completed the private placement which aggregated issuance of 662,501 shares of common stock and proceeds of $1,060,000.

      Stock Option Plan - In January 1997, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan authorizes grants of options to purchase up to 600,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to 85% of the quoted market value of the common stock at the date of grant. The Company's options generally have a three-year vesting period and a maximum term of three years.

      The Company granted 346,900 stock option shares during 1997, primarily at an exercise price of $7.65 per share, resulting in a weighted-average exercise price of $7.66. At December 31, 1997, 1,667 of such stock options were exercisable and had a weighted-average fair value of $9.00 per share. No options had been granted as of December 31, 1996.

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements


      The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                       Options outstanding             Options exercisable
                             -------------------------------------     -------------------
                                             Weighted-
                                Number        average     Weighted       Number      Weighted-
               Range of     outstanding at   remaining    average   exercisable at   average
               exercise      December 31,   contractual   exercise    December 31,    exercise
                prices           1997          life        price         1997         price
                ------           ----          ----        -----         ----         -----
            $7.65 to $8.00     346,900        2.3 years    $ 7.66        1,667         $ 7.66

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997: no expected dividend yield, risk-free interest rate of 5.6%, expected volatility of 24%, and an expected life of three years.

      The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and, accordingly, except for stock and options issued at less than quoted market value at date of issue, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                            Period from
                                                             November 1,       Period from
                                                                 1995           November 1,
                                                             (inception)      1995 (inception)
                                                               through          through
                                                            December 31,       December 31,
                                                 1997            1996             1997
                                                 ----            ----             ----
        Net loss:            As reported     $(4,370,960)       (834,446)      (5,205,406)
                             Pro forma        (5,155,982)       (834,446)      (5,990,428)

        Net loss per  basic  As reported           (0.91)          (0.22)           (1.28)
        and diluted share:   Pro forma             (1.07)          (0.22)           (1.48)


                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements



      Due from Stockholders - During December 1996, the Company issued 100,000 shares of common stock upon receipt of signed subscription agreements relating to a private placement of the Company's common stock at $1.60 per share resulting in amounts due from stockholders of $160,000 at December 31, 1996. Such amounts were received in January, 1997.

      Issuances of common stock involving noncash consideration were based on the fair value of the stock at the time services were rendered or assets acquired.

      Preferred Stock - Under the terms of the original Articles of Incorporation and By-Laws in effect at December 31, 1996, the Company was authorized to issue 5,000,000 shares of Preferred Stock, par value $1.00 per share. No shares of $1.00 par Preferred Stock were issued. Restated Articles of Incorporation and By-Laws, adopted by the Company effective March 20, 1997, changed the par value of Preferred Stock to $.01 and revised certain voting rights. Under the Restated Articles of Incorporation and By-Laws, Preferred Stock may be issued in series from time to time at the discretion of the Board of Directors. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company. No shares of serial preferred stock have been issued.

      Common Stock Warrants - In connection with the aforementioned Offering, on August 19, 1997 the Company issued, to Keane Securities Co., Inc., five year warrants to purchase 220,000 shares of the Company's common stock, at no cost. The warrants are exercisable at any time during a four year period beginning August 19, 1998 and sale at a price equaling 120% of the initial public offering price of the shares ($10.80 per share). As of December 31, 1997, none of the warrants have been exercised.

      Common Stock Split - The Company's Board of Directors declared a 2.5-for-1 stock split of the Company's common stock effective March 15, 1997. All share and per share data, including stock option information, is presented in the accompanying consolidated financial statements to reflect the stock split on a retroactive basis. There was no change to the number of shares authorized.

(9)   Income Taxes

      Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                        1997          1996
                                                                        ----          ----

           Computed "expected" tax benefit                           $(1,486,126)    (283,712)
           Losses for which no tax benefit was realized                1,495,939      283,712
           Other                                                          (9,813)           -
                                                                     -----------     --------
                                                                     $         -            -
                                                                     ===========     ========

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements

      The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of December 31, 1997 and 1996 are presented below:


                                                                        1997          1996
                                                                        ----          ----
           Deferred tax assets:
             Costs expensed for financial reporting purposes
               not deducted for tax                                  $ 1,654,575      125,035
             Net operating loss carryforwards                                  -       18,243
             Property and equipment                                      141,495      140,434
             Other                                                       (16,419)           -
                                                                     -----------     --------
                          Total gross deferred tax asset               1,779,651      283,712

           Less valuation allowance                                   (1,779,651)    (283,712)
                                                                     -----------     --------
                          Net deferred taxes                         $         -            -
                                                                     ===========     ========


      The valuation allowances for fiscal year 1997 and 1996 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The net change in valuation allowance for the year ended December 31, 1997 and the period from inception through 1996 was an increase of $1,495,939 and $283,712, respectively.

 (10) Lease Commitments

      The Company leases office space and certain office equipment under operating leases expiring at various dates through 2002. Rental expense under such leases for the year ended December 31, 1997 and from November 1, 1995 (inception) through December 31, 1996 were $189,000 and $53,800, respectively.

      Future minimum lease commitments as of December 31, 1997 under noncancelable operating leases are as follows:

                      Years ending December 31:
                         1998                                    $ 112,370
                         1999                                       99,251
                         2000                                       74,026
                         2001                                       51,000
                         2002                                       50,000
                                                                 ---------
                              Total minimum lease payments       $ 386,647
                                                                 =========

                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)

                   Notes to Consolidated Financial Statements


(11)  Related Party Transactions

      During 1996, the Company issued 186,143 shares of common stock valued at $260,600 to various stockholders and affiliates for consulting services. In addition, during 1996 the Company issued 21,700 shares each to two board members and a stockholder as compensation for providing collateral on notes payable (see note 5).

(12)  Subsequent Events

      On January 12, 1998, the Company sold the distribution rights for the Iodine 125 seeds to Imagyn for $500,000. The payments will be in five installments with the first $50,000 paid on January 12, 1998. The remaining $450,000 will be paid in four increments according to development phase criteria with the final payment due in August 1998. In addition, Imagyn will pay $500,000 towards costs associated with regulatory approval in 1998. Under the contract, the Company is required to achieve production capacity of approximately 200,000 seeds by August 1, 1998 and for additional capacity of 800,000 seeds for full production.

      On January 22, and January 26, 1998, the Company entered into contracts for the purchase of additional equipment in the amount of $1,650,813 and $990,500, respectively.

      On February 5, 1998, the Company entered into a contract with MSS Clean Technology in the amount of $2,014,793 for the construction of pharmaceutical processing modular rooms.

      On February 11, 1998, the Company entered into a contract with Alphatech for the purchase of beam line components, including fabrication, testing, and delivery in the amount of $697,120.

      On March 4, 1998, the Company purchased the SSC facilities and 115 acres of land in Waxahachie, Texas for $400,000. The Company financed $320,000 with a 15 year prime rate note with Citizens National Bank of Waxahachie. The property will be used as a secondary accelerator production and testing site.

      The Company is negotiating with J.P. Accelerator Works for a final contract for the completion of work on the linear accelerator. As of March 16, 1998, they had completed agreements for task to be finished in February and March in the amount of $884,300.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation and Other Matters" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.


                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed or incorporated by reference as exhibits to this Report:

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

4.1         Specimen of Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

4.2 Form of Warrant Agreement between the Company and Keane Securities Co., Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration statement on Form SB-2 (Registration No. 333-26269)).

7.1 Press release related to building purchase dated November 14, 1997 (incorporated by reference to Exhibit 7.1 of the Company's 8-K filed effective November 26, 1997).

7.2 Sales Contract Dated September 25, 1997 between Union Camp Corporation and the Company(incorporated by reference to Exhibit 7.2 of the Company's 8-K filed effective November 26, 1997).

7.3 Promissory Note between the Company and Texas Bank in the amount of $2,475,000 with an effective date of October 22, 1997(incorporated by reference to Exhibit 7.3 of the Company's 8-K filed effective November 26, 1997).

7.4 Press release related to IMAGYN letter of intent dated November 24, 1997(incorporated by reference to Exhibit 7.4 of the Company's 8-K filed effective November 26, 1997).

10.1 Copy of the Company's 1997 Long Term Incentive Plan, including forms of nonqualified Stock Option Agreement, Incentive Stock Option Agreement and Restrictive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

10.2 Copy of Equipment Lease Agreement dated July 1996 among the Company, the University of North Texas and North Texas Research Institute regarding tomographic equipment (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

10.3 Copy of Agreement dated June 5, 1997 between Registrant and Hospital Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

10.4 Copy of Real Estate Option Agreement effective December 13, 1996 among the Company, Terrano Realty, Inc. and NW Realty, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration statement on Form SB-2 (Registration No. 333-26269)).

10.5 Copy of Employment Agreement effective November 1, 1995 between the Company and Ira Lon Morgan, Ph.D. and addendum to Employment Agreement (incorporated by reference to Exhibit 10.7a and 10.7b to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

10.6 Copy of Employment Agreement effective May 5, 1997 between the Company and Carl W. Seidel (incorporated by reference to Exhibit
            10.8 to the Company's Registration statement on Form SB-2 (Registration No. 333-26269)).

10.7 Copy of Equipment Lease Agreement dated May 29, 1996 between the Company and the University of North Texas regarding analytical instrumentation (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

10.8 Copy of Employment Agreement effective February 17, 1997 between the Company and Tommy L. Thompson.

21. List of subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

23.         Power of Attorney (included as part of signature page).

   Reports on Form 8-K

      The Company filed a Form 8-K on November 26, 1997 with respect to the acquisition of two buildings and twelve acres of land.

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS that each of International Isotopes Inc, a Texas corporation, and the undersigned directors and officer of International Isotopes Inc, hereby constitutes and appoints Ira Lon Morgan, Carl W. Seidel, and Joan Gillett, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             International Isotopes Inc.


                                             By:
                                                 -------------------------------
                                                 Ira Lon Morgan, Ph.D.
                                                 Chairman & Treasurer

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 1998              By:         /s/ Ira Lon Morgan, Ph.D.
                                        ----------------------------
                                        Ira Lon Morgan, Ph.D.
                                        Chairman & Treasurer

March 24, 1998              By:         /s/ Carl W. Seidel
                                        ----------------------------
                                        Carl W. Seidel
                                        President
                                        Chief Executive Officer

March 24, 1998              By:         /s/ Tommy L. Thompson
                                        ----------------------------
                                        Tommy L. Thompson
                                        Executive Vice President
                                        Chief Operating Officer

March 24, 1998              By:         /s/ Virgil L. Simmon
                                        ----------------------------
                                        Virgil L. Simmons
                                        Senior Vice President

March 24, 1998              By:         /s/ Joan Gillett
                                        ----------------------------
                                        Joan Gillett
                                        Chief Financial Officer

March 24, 1998              By:         /s/ John M. McCormack
                                        ----------------------------
                                        John M. McCormack
                                        Director

March 24, 1998              By:         /s/ William W. Nicholson
                                        ----------------------------
                                        William W. Nicholson
                                        Director

March 24, 1998              By:         /s/ James K. Eichelberger
                                        ----------------------------
                                        James K. Eichelberger
                                        Director

March 24, 1998              By:         /s/ Robert J. Gary
                                        ----------------------------
                                        Robert J. Gary
                                        Director

March 24, 1998              By:         /s/ Frederick J. Bonte, M.D.
                                        ----------------------------
                                        Frederick J. Bonte, M.D.
                                        Director