Form 10QSB
period 1998-03-31
INTERNATIONAL ISOTOPES INC
filed 1998-05-15
CIK 1038277

FORM 10-QSB

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES x   NO

As of March 31,1998 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $108,069,719. As of March 31, 1998 the number of shares of common stock, $.01 par value, outstanding was 6,370,950.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 14, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                            Page No.

PART I  -  FINANCIAL INFORMATION:

      Item 1 - Financial Statements:

               Condensed Consolidated Balance Sheets at March 31, 1998          3
               (unaudited) andDecember 31, 1997

               Condensed Consolidated Statements of Operations for the          4
               Three Months Ended March 31, 1998 and 1997 and for the
               period from November 1, 1995 (inception) through
               March 31, 1998.

               Condensed Consolidated Statements of Cash Flows for the Three    5
               Months Ended March 31, 1998 and 1997 and for the
               period from November 1, 1995 (inception) through
               March 31, 1998.


        (1) Notes to Condensed Consolidated Financial Statements (unaudited).   7

        Item 2 - Management's Discussion and Analysis of Financial              9
                 Condition and Results of Operations

PART II - OTHER INFORMATION:

        Item 5. Other Information                                              13

        Item 6. Exhibits and Reports on Form 8-K                               14

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                      Condensed Consolidated Balance Sheets

                              Assets                                        March 31,     December 31,
                              ------                                           1998            1997
                                                                           (unaudited)
                                                                           ------------    ------------
Current assets:
   Cash and cash equivalents                                               $  8,530,554    $  8,201,417
   Securities available for sale, at fair value                                 277,803       5,082,777
   Interest receivable                                                           61,143         152,358
   Accounts receivable                                                           50,000              --
   Assets held for sale                                                         537,577         564,932
   Inventory                                                                    748,853         741,853
   Other                                                                         61,725          97,941
                                                                           ------------    ------------
               Total current assets                                          10,267,655      14,841,278

Property, plant and equipment, net:
   Property consisting of land                                                  663,674         563,674
   Plant and improvements                                                     4,767,018       2,871,266
   Furniture and equipment                                                    5,146,747       2,845,820
                                                                           ------------    ------------
               Total property, plant and equipment, net                      10,577,439       6,280,760
                                                                           ------------    ------------
               Total assets                                                $ 20,845,094    $ 21,122,038
                                                                           ============    ============


               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:

   Accounts payable                                                        $    614,056    $    906,062
   Accrued liabilities                                                          598,061         602,064
   Current installments of mortgage and notes payable to banks                  649,992         634,454
                                                                           ------------    ------------
                Total current liabilities                                     1,862,109       2,142,580
Mortgage and notes payable to banks, excluding current installments           3,645,378       3,053,818
                                                                           ------------    ------------
                Total liabilities                                             5,507,487       5,196,398



Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                           --              --
   Common stock, $.01 par value; 20,000,000 shares authorized;
      issued and outstanding 6,370,950 shares                                    63,709          63,709
    Additional paid-in capital                                               21,787,337      21,787,337
    Deficit accumulated during the development stage                         (5,793,439)     (5,205,406)
       Receivable from stock sales                                             (720,000)       (720,000)
                                                                           ------------    ------------
                Total stockholders' equity                                   15,337,607      15,925,640
                                                                           ------------    ------------
                Total liabilities and stockholders' equity                 $ 20,845,094    $ 21,122,038
                                                                           ============    ============


See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                                     Period from
                                                                                      November 1,
                                                                                         1995
                                                                                     (inception)
                                                         Qtr. Ended     Qtr. Ended      through
                                                         March 31,      March 31,      March 31,
                                                            1998           1997           1998
                                                      -----------    -----------    -----------
 Development contract income                          $   150,000    $        --    $   150,000
 Sale of accelerator components                                --        128,072        910,889
 Cost of development                                      (62,830)            --        (62,830)
 Cost of accelerator components                                --        (65,656)      (342,749)
                                                      -----------    -----------    -----------
            Gross Profit                                   87,170         62,416        655,310

 Operating costs and expenses:
   Salaries and contract labor                            242,321        677,907      1,276,936
   Employee incentive compensation                             --             --      2,397,500
   Sales and Marketing                                    116,488             --        116,488
   General and administrative                             363,648         63,422      1,321,438
   Consulting fees                                         31,527          3,459        467,130
   Legal and professional fees                             40,502          1,227        135,950
   Rent and security                                        4,591         46,740        285,224
   Commissions and fees                                        --             --         95,315
   Taxes                                                   15,000             --         15,000
   Other                                                       --         19,832        102,567
                                                      -----------    -----------    -----------
             Total operating expenses                     814,077        812,587      6,213,548
                                                      -----------    -----------    -----------
             Loss from development stage operations      (726,907)      (750,171)    (5,558,238)

Other income (expense):
   Gain on sale (donation) of assets held for sale        (20,332)            --        331,006
   Interest income                                        159,206            423        461,947
   Interest expense                                            --        (83,316)      (528,154)
   Loan financing fees                                                                 (750,000)
                                                      -----------    -----------    -----------
             Loss before extraordinary item              (588,033)      (833,064)    (6,043,440)

Extraordinary gain on debt extinguishment                      --             --        250,000
                                                      -----------    -----------    -----------

Net loss                                              $  (588,033)   $  (833,064)   $(5,793,439)
                                                      ===========    ===========    ===========
Net loss per common share - basic and diluted         $      (.09)   $     (0.21)   $     (1.37)
                                                      -----------    -----------    -----------
Weighted average common shares outstanding -
   basic and diluted                                    6,407,407      3,944,002      4,204,281
                                                      ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                 Period from
                                                                                                 November 1,
                                                                                                    1995
                                                                                                 (inception)
                                                                  Qtr. Ended      Qtr. Ended       through
                                                                   March 31,       March 31,      March 31,
                                                                     1998            1997           1998
                                                                ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                     $   (588,033)   $   (833,064)   $ (5,793,439)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                  10,622           1,821          29,636
       (Gain) donation on sale of assets                              20,332                        (331,006)
       Services compensated by stock issuance                             --          62,852       2,178,886
       Changes in operating assets and liabilities:
        Interest receivable                                           91,215              --         (61,143)
        Accounts receivable                                          (50,000)             --         (50,000)
        Other current assets                                          36,216        (183,491)        (61,725)
        Inventory                                                     (7,000)         58,019        (748,853)
        Accounts payable                                            (292,006)        (19,398)         41,325
        Accrued liabilities                                           (4,003)        610,961         598,061
                                                                ------------    ------------    ------------
             Net cash used in operating activities                  (782,657)       (302,300)     (4,198,258)

Cash flows from investing activities:
   Proceeds from sale of certificate of deposit                           --              --         400,000
   Purchase of certificate of deposit                                     --              --        (400,000)
   Purchase of assets for sale and operations                     (4,300,278)        (89,591)    (10,883,898)
   Purchase of securities available for sale                              --      (5,082,777)
   Proceeds from sale of securities available for sale             4,804,974              --       4,804,974
   Proceeds from sale of assets held for sale                             --              --         817,938
                                                                ------------    ------------    ------------
             Net cash provided (used) in investing activities        504,696         (89,591)    (10,343,763)

Cash flows from financing activities:
   Collections of stock sale receivable                                   --              --         160,000
   Proceeds from issuance of notes payable to chairman                    --         120,000
   Proceeds from sale of common stock                                     --         260,000      18,612,205
   Proceeds from issuance of debt                                    608,228         642,000      12,559,835
   Principal payments on notes payable                                (1,130)       (745,110)     (8,264,465)
   Payments on notes payable to chairman                                  --              --        (115,000)
                                                                ------------    ------------    ------------
             Net cash provided by financing activities               607,098         156,890      23,072,575
Net increase (decrease) in cash and cash equivalents                 329,137        (235,001)      8,530,554
Cash and cash equivalents at beginning of period                   8,201,417         331,397              --
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period                      $  8,530,554    $     96,396    $  8,530,554



                                                                     (Continued)

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                              Period from
                                                                               November 1,
                                                                                  1995
                                                                              (inception)
                                                     Qtr. Ended    Qtr. Ended   through
                                                      March 31,     March 31,   March 31,
                                                        1998         1997         1998
                                                      -------       ------      -------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                             $79,499       57,515      612,935
                                                      =======       ======      =======
   Cash paid for financing fees                       $ 1,600        5,045      511,861
                                                      =======       ======      =======
Supplemental disclosure of noncash transactions:
   Conversion of notes payable to common stock        $    --           --        5,000
                                                      =======       ======      =======
   Acquisition of subsidiary through issuance of                                 75,003
     common stock                                     $    --           --       75,003
                                                      =======       ======      =======
   Acquisition of patent through issuance of common
     Stock                                            $   --           --           100
                                                      =======       ======      =======


See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
                         (development stage enterprises)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudted)

(1)   The Company and Basis of Presentation

International Isotopes Inc. (the "Company" or "I(3)") was incorporated on November 15, 1995 and is a development stage enterprise. The Company's primary activities have been to obtain assets to be used in the production of radioisotopes and to obtain funding to complete the reconfiguration and reassembly of the linear accelerator.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiary, Gazelle Realty. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 1998 and December 31, 1997, and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. This information should be read in conjunction with the Company's audited consolidated financial statements as of and for the period from November 1, 1995 (inception) through December 31, 1997 as set out in the Company's Form10-KSB filed March 31, 1998.

Certain information in footnote disclosures, normally included in the financial statements were prepared in accordance with generally accepted accounting principles, and have been condensed or omitted pursuant to the rules and regulations. The financial data disclosed in the notes to the consolidated statements are unaudited for these periods.

(2)   Net Loss Per Common Share - Basic and Diluted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share under APB 15 and requires that all prior-period earnings
(loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the period, is the same as basic loss per share, as all were anti-dilutive securities.

Pursuant to the SEC staff accounting bulletin and SEC Staff policy, common stock issued during the twelve-month period prior to the Offering for consideration below the Offering price have been included in the calculation of weighted average number of shares as if they were outstanding for all periods presented.

(3) Mortgage and Notes Payable to Banks

As of March 31, 1998, mortgage and notes payable to banks consisted of five loans: (a) an interim construction loan on a building located at Spencer Road in Denton, Texas the amount of $920,823 secured by building and land, with a current rate of 8.5%, (b) a one year term loan in the amount of $500,000, (c) a revolving line of credit having a maximum amount of $250,000 and a current balance of $81,196, both secured by 20 acres of land in Denton, Texas, upon which the Company is currently constructing the Radioisotope Production Facility, with variable rates currently at 8.5%, (d) an amortizing loan for $2,473,351 that is secured by the land and building at Jim Christal Road in Denton, Texas with final payment due April 22, 2018 and a rate of 8.5%, and (e) an amortizing fifteen year loan in the amount of $320,000 which is secured by the Superconducting Super Collider ("SSC") project land and buildings in Waxahachie, Texas with a variable rate at March 31, 1998 of 8.5%.

(4) Common Stock

On August 19, 1997, the Company completed an offering of 2,200,000 shares of its Common Stock at $9.00 per shares. The Company received proceeds of $17,805,823 after deducting underwriters' discounts and commissions. Additional costs associated with the offering due to legal, audit, printing and other expenses were $898,117 resulting in net proceeds of $16,907,706. On September 30, 1997 the Company completed the sale of an additional 100,000 shares of its Common Stock. In December 1997, the Company issued 155,000 shares of its Common Stock to four key employees. There were no stock transactions during the three months ended March 31, 1998. Common Stock shares outstanding at March 31, 1998 totaled 6,370,950.

(5) Stock Options

During the three month period ended March 31, 1998, the Company granted options to purchase 30,800 shares of Common Stock to fifteen employees under the terms specified in the Company's 1997 Long Term Incentive Plan. The plan authorizes grants of options to purchase up to 600,000 shares to officers, employees and consultants. Common Stock options outstanding at March 31, 1998 totaled 377,700.

(6) Building Purchase

On March 4, 1998 the Company purchased from the State of Texas 115 acres of land and a 30,000 square foot building in Waxahachie, Texas, the former site of the SSC, for $400,000. The Company financed the purchase through a $320,000, 15-year prime rate note with Citizens National Bank of Waxahachie. The property will be used as a secondary accelerator production and testing site.

(7) Development Income

During January 1998, the Company entered into a contract with Imagyn Medical Technologies for development and manufacturing of radioisotope permanent implant seeds for the treatment of cancer and other diseases, a process known as brachytherapy. The contract includes a $1,000,000 development fee to be paid to the Company and provides for an exclusive three year supply contract with expected purchases by Imagyn per year anticipated to generate revenues for I(3) of approximately $9,000,000 over the life of the contract.

(8) Subsequent Events

On April 24, 1998, Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden Colorado and then merged MAC Isotopes into International Isotopes Idaho Inc, a newly formed subsidiary of the Company. The Company exchanged 159,416 shares of its unregistered Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. Upon consummation of the acquisition, the Company loaned $500,000 to MAC Isotopes, Inc. to pay liabilities owed to MACTEC, Inc. International Isotopes Idaho Inc, incorporated in Texas (formerly MAC Isotopes, Inc.), assumed MAC Isotopes' exclusive five year long-term contract, with an option to renew for three additional years, for the utilization of the Department of Energy Advanced Test Reactor facility located near Idaho Falls, Idaho. This purchase will be accounted for under the purchase method of accounting. Activities conducted at this location include the production of high specific activity medical radioisotopes to be used in diagnostics and therapy of cancer and various diseases.

On April 20, 1998, I(3) awarded a contract in the amount of $393,614, to Black and Veatch, LLP of Kansas City, Kansas to perform validation services in accordance with an approved Master Validation Plan for the Company's radiopharmacy. Black & Veatch will be validating utility systems and process equipment as well as the processes to be utilized in the manufacture of I(3) products. The validation services will include the development documentation necessary to produce products and secure the required FDA validation for the Company's radiopharmaceutical facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the "Risk Factors" section included in the Company's Form 10-KSB filed with the Securities Exchange Commission (SEC) on March 31, 1998. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Plan of Operations" included in the Form 10-KSB.

Overview

International Isotopes Inc., a Texas corporation, is a development stage company that is executing plans to be the first commercial domestic producer of a full range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals (on a contract or joint venture basis) for commercial sale to the nuclear medicine industry for the diagnosis and treatment of cancer and other diseases. The Company is also developing instrumentation for radiation therapy and medical imaging.

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

In November 1997, the Company acquired two buildings and twelve acres of land in Denton, Texas, and relocated all personnel and equipment to this location in December 1997. Also in December 1997, the Company installed a CP-42 Cyclotron donated by M.D. Anderson Hospital to the University of North Texas at this site. This machine, which will be operated by the Company under a lease agreement with the university, is being rebuilt for use in the production of short-lived isotopes. On February 5, 1998 the Company entered into a contract with MSS Clean Technology in the amount of $2,014,793 for the construction of pharmaceutical processing modular rooms to be located in this facility.

The Company is currently constructing a 35,000 square foot Radioisotope Production Facility which will house the LINAC and radiochemistry processing. The Radioisotope Production Facility is being constructed on 20.16 acres of land the Company has acquired in a 500-acre high technology biomedical research industrial park located in Denton, Texas, known as the "North Texas Research Center." Due to a shortage of concrete, weather delays and delays in receipt of final construction drawings, initial occupancy of the tunnel is anticipated in July, and occupancy of the radiochemistry portion of the building is expected in to occur in September with production thirty to forty-five days thereafter.

Upon full operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration, the Company intends to produce currently used radioisotopes and the upcoming and potentially superior diagnostic and therapeutic pharmaceutical grade radioisotopes which can be cost effectively be accelerator-produced with the high energy (70 MeV) and the 1.0mA beam intensity of the LINAC.

The Company has received additional authorizations from the Texas Department of Health to perform certain preliminary functions. These include authorization to transfer the permit for an authorized use location to 3100 Jim Christal Road; authorization to handle and clean certain cyclotron components that contain low levels of radioactive contamination; authorization to possess and use small radioactive sealed sources used to calibrate radiation detection instrumentation; and authorization to produce an internal beam in the cyclotron for initial acceptance testing.

The Company has also submitted a license application to the Texas Department of Health to obtain authorization to possess, manufacture and distribute radiochemical and radiopharmaceuticals and has had satisfactory preliminary discussions with the regional and national offices of the FDA concerning the construction and validation of its radiopharmaceutical manufacturing facility.

The Company has entered into a development and manufacturing contract with Imagyn Medical Technologies Inc. to provide I-125 and Pd-103 brachytherapy seeds. The Company has also signed a Letter of Agreement for an exclusive U. S. license under certain patents to manufacture, market and distribute I-125 sputter coated seeds. Permanent implant brachytherapy is a relatively new technique currently used for the treatment of prostate cancer.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 1998 and 1997

The Company's net loss for the quarter ending March 31, 1998 was $588,033 as compared to $833,064 for the quarter ended March 31, 1997. Net loss per basic common share totaled $.09 for the first quarter of 1998 as compared with $.21 for the comparable period in 1997. The decrease in the loss was partially due to the receipt of development income related to the Company's contract with Imagyn for brachytherapy seeds and partially to the capitalization of internal labor costs as the Company concentrates its efforts on the construction of the isotope production accelerators as well as radiochemistry and radiopharmaceutical facilities.

Revenues for the quarter ended March 31, 1998 were $150,000 as compared to $128,072 for the comparable period in 1997. Gross profits for the quarter ending March 31, 1998 were $87,170 as compared to $62,416 for the same period in 1997. The increase in revenues was attributable to the development contract between the Company and its marketing partner related to the development of brachytherapy devices for the treatment of cancer. The contract, executed in January 1998, calls for an additional $850,000 to be paid during the remainder of 1998.

Operating expenses remained relatively constant at $814,077 for the three months ended March 31, 1998 compared to $812,587 in the comparable period in 1997. General and administrative, and sales and marketing expenses totaled $480,136 for the first quarter of 1998 as compared to $63,422 in the first quarter of 1997, an increase of $416,714. The increases in costs are attributable to the increases in staffing for production, marketing, quality assistance, safety and administrative personnel as the Company expands its organizational structure prior to beginning operations. The majority of key management personnel were in place prior to the beginning of the first quarter of 1998, therefore the Company incurred $0 expense related to employee incentives as compared to $556,875 in the first quarter of 1997, during which time the Company was granting incentives to attract key officers.

Interest income earned during the first quarter of 1998 was $159,206 as compared to $423 for the comparable period in 1997. This increase was attributable to the investment of funds received from the Initial Public Offering completed in August 1997. The Company capitalized all interest costs incurred on debt for the first quarter of 1998 as compared to $83,316 recognized as interest expense for the first quarter of 1997.

Liquidity and Capital Resources

From November 1, 1995 (inception) through May 1997, the Company obtained funds primarily through principal shareholder guaranteed bank loans, sales of accelerator components and excess equipment, sales of Common Stock in a private placement to investors and from loans from stockholders and directors. During the third quarter of 1997, the Company completed an underwritten public offering of 2,200,000 shares of common stock , generating $16,907,706 in net proceeds to the Company after commissions and legal, audit, printing and other expenses. Approximately $3,200,000 of funds from the public offering were utilized to extinguish all Company debt outstanding at the time of the offering, with the exception of the construction loan for the Company's administration, manufacturing, research and development facility. Additional funds of $801,133, net of underwriters' discount, were received by the Company in September 1997. Disbursements of approximately $4,425,089 were expended for the purposes of engineering, design and the purchase and installation of machinery, equipment and capital assets. Funds in the amount of $1,194,044 were utilized for working capital purposes, including personnel, facilities, insurance and other operating expenses. These transactions resulted in remaining cash, cash equivalents and short-term securities of approximately $8,800,000 at the end of the first quarter. The majority of the funds are invested in short-term instruments with maturity dates of six months or less.

The Company has experienced several changes to its financial ratios during the past year. Current assets to current liability ratios at March 31, 1998 were 5.5 to 1 as compared to the current asset to current liability ratio of 1.2 to 1 for the corresponding period ending March 31, 1997. The total asset to total liability ratios for the corresponding periods were 3.7 to 1 and 1 to 1.06, respectively. Shareholder equity increased to $15,337,607 from a deficit of $200,303.

Management is currently negotiating potential financing from financial institutions and commercial lenders for the construction of facilities currently underway and increased installation and construction of facilities for the production of finished radiopharmaceuticals to respond to additional demands from potential customers. Management anticipates, based on its currently proposed plans and assumptions relating to its operations, that the current cash resources, proposed financing, income from operations, sale of assets held for sale and sale of inventory will be sufficient to sustain operations for at least the next 12 months.

PART II.   OTHER INFORMATION

Item 5. Other Information

During January 1998, the Company entered into a contract with Imagyn Medical Technologies for development and manufacturing of radioisotope permanent implant seeds for the treatment of cancer and other diseases, a process known as brachytherapy. The contract includes a $1,000,000 development fee to be paid to the Company and provides for an exclusive exclusive three year supply contract with expected purchases by Imagyn anticipated to generate revenues for I(3) of approximately $9,000,000 over the life of the contract. The $1,000,000 development fee will be recognized as the Company successfully completes a series of milestones. The initial payment of $150,000 received during the first quarter of 1998, was awarded to I3 after inspection and approval by Imagyn,

On March 4, 1998 the Company purchased from the State of Texas 115 acres of land and a 30,000 square foot building in Waxahachie, Texas, the former site of the SSC, for $400,000. The Company financed the purchase through a $320,000, 15-year prime rate note with Citizens National Bank of Waxahachie. The property will be used as a secondary accelerator production and testing site.

The first meeting of the Company's Science and Technology Advisory Board was held at the Company's headquarters in Denton, Texas on March 23, 1998. The Science and Technology Advisory Board's charter calls for it to perform a critical and constructive review of the Company's progress, goals, objectives and performance and to advise the Company on long-range strategy and emerging potential new products. Members of the Board include the following: Dr. Norman Hackerman, Chairman, President Emeritus, Rice University, Houston, Texas; Dr. Frederick Bonte, M.D., Associate Chairman, Director of Nuclear Medicine Technology, University of Texas Southwestern Medical Center, Dallas, TX; Dr. Edward Knapp, Ph.D., Associate Chairman of Accelerator Technology, formerly of Los Alamos National Laboratory and Santa Fe Institute, Santa Fe, NM; Dr. Richard Reba, M.D., University of Chicago, Chicago, IL; Dr. Paul Murphy, Ph.D.,Baylor College of Medicine, Houston, TX; Dr. Michael Devous, Ph.D., University of Texas Southwestern Medical Center, Dallas, TX; Dr. Henry Kramer, Ph.D., industry consultant, Moraga, CA; Dr. Tom Tombrello, Ph.D., California Institute of Technology, Pasadena, CA; Dr. Earnest Gloyna, Ph.D., University of Texas at Austin; Dr. Jerry Watson, Ph.D., International Isotopes Inc., Denton, TX; Mr. Rudy Damm, Argonne National Laboratory; Dr. Robert Jameson, Ph.D., Los Alamos National Laboratory; and Dr. Frank Masse, Ph.D., MIT, Cambridge, MA.

On April 24, 1998, Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden Colorado and then merged MAC Isotopes into International Isotopes Idaho Inc, a newly formed subsidiary of the Company. The Company exchanged 159,416 shares of its unregistered Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. Upon consummation of the acquisition, the Company also loaned $500,000 to MAC Isotopes, Inc. to pay liabilities owed to MACTEC, Inc. International Isotopes Idaho Inc, incorporated in Texas (formerly MAC Isotopes, Inc.), assumed MAC Isotopes' exclusive five year long-term contract, with an option to renew for three additional years, for the utilization of the Department of Energy Advanced Test Reactor facility located near Idaho Falls, Idaho. Activities conducted at this location include the production of high specific activity medical radioisotopes to be used in diagnostics and therapy of cancer and various diseases.

Item 6.  Exhibits and Reports on Form 8 - K

Exhibits:

2.1 Agreement and Plan of Merger dated April 24, 1998 by and among The Company, I(3) Acquisition Sub. Inc., MACTEC, Inc. and MAC Isotopes, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed May 8, 1998).

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-29629)).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

4.1 Contract dated February 5,1998 between the Company and MSS Clean Technology in the amount of $2,014,793 for the construction of pharmaceutical processing modular rooms.

27.1        Financial Data Schedule

Reports on Form 8-K:

The Company filed a Form 8-K on May 8, 1998 with respect to the acquisition of MAC Isotopes, Inc.