Form 10QSB
period 1998-06-30
INTERNATIONAL ISOTOPES INC
filed 1998-08-14
CIK 1038277

FORM 10-QSB

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1998

                             Commission file number:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                YES  [X]     NO  [ ]

As of July 31, 1998 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $110,142,403. As of July 31, 1998 the number of shares of common stock, $.01 par value, outstanding was 6,538,608.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 14, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                             Page No.
PART I  - FINANCIAL INFORMATION:
         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 1998        3
                  (unaudited) and December 31, 1997.

                  Condensed Consolidated Statements of Operations for the       4
                  Six Months Ended June 30, 1998 and 1997, and for the
                  Three Months Ended June 30, 1998 and 1997, and for the
                  period from November 1, 1995 (inception) through
                  June 30, 1998 (unaudited).

                  Condensed Consolidated Statements of Cash Flows for the       5
                  Six Months Ended June 30, 1998 and 1997 and for the
                  period from November 1, 1995 (inception) through
                  June 30, 1998 (unaudited).

         (1)   Notes to Condensed Consolidated Financial Statements.            7

         Item 2 - Management's Discussion and Analysis of Financial            11
                  Condition and Plan of Operation

PART II - OTHER INFORMATION:

         Item 2 - Changes in Securities                                        14

         Item 5 - Other Information                                            15

         Item 6 - Exhibits and Reports on Form 8-K                             16

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                         (development stage enterprises)
                      Condensed Consolidated Balance Sheets

                                                                                  June 30,       December 31,
                                                                                    1998            1997
                         Assets                                                 (unaudited)
-----------------------------------------------------------------              -------------    -------------
Current assets:
   Cash and cash equivalents                                                    $ 2,529,692      $ 8,201,417
   Securities available for sale, at market price                                      -           5,082,777
   Interest receivable                                                                 -             152,358
   Accounts receivable                                                              545,743             -
   Assets held for sale                                                             526,533          564,932
   Inventory                                                                      2,138,773          741,853
   Other current assets                                                             699,783           97,941
                                                                                -----------      -----------
      Total current assets                                                        6,440,524       14,841,278

Property, plant and equipment, net:
   Property consisting of land                                                      663,674          563,674
   Plant and improvements                                                         7,213,440        2,871,266
   Furniture and equipment                                                        8,200,264        2,845,820
Goodwill, less accumulated amortization                                           1,834,618             -
                                                                                -----------      -----------
     Total assets                                                                24,352,520       21,122,038
                                                                                ===========      ===========
            Liabilities and Stockholders' Equity
-----------------------------------------------------------------
Current liabilities:
   Accounts payable                                                             $ 1,673,610      $   906,062
   Accrued liabilities                                                              720,058          602,064
   Current installments of mortgage and notes payable to banks                      523,366          634,454
                                                                                -----------      -----------
     Total current liabilites                                                     2,917,034        2,142,580

Mortgage and notes payable to banks, excluding current installments               3,685,706        3,053,818
                                                                                -----------      -----------
     Total liabilities                                                            6,602,740        5,196,398

Stockholders' equity:
    Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding
    Common stock, $.01 par value; 20,000,000 shares authorized, issued and outstanding 6,538,608 shares at June 30, 1998
        and 6,370,950 shares at December 31, 1997                                    65,386           63,709
    Additional paid-in capital                                                   25,184,643       21,787,337
    Deficit accumulated during the developmental stage                           (6,780,249)      (5,205,406)
    Receivable from stock sales                                                    (720,000)        (720,000)
                                                                                -----------      -----------
         Total stockholders' equity                                              17,749,780       15,925,640
                                                                                -----------      -----------
         Total liabilities and stockholders' equity                              24,352,520       21,122,038
                                                                                ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                         (development stage enterprises)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                               Period from
                                                           Six Months ended           Three Months ended     November 1, 1995
                                                               June 30,                    June 30,        (inception) through
                                                         1998          1997          1998          1997       June 30, 1998
                                                      ----------    ----------    ----------    ---------- -------------------
Revenue:
   Sales of Reactor Products                             620,937          -          620,937          -            620,937
   Development Contract Income                           250,000          -          100,000          -            250,000
   Sale of accelerator components                             77       135,187            77         7,115         910,944
                                                      ----------    ----------    ----------    ----------      ----------
                                                         871,014       135,187       721,014         7,115       1,781,881
Cost of revenue:
    Cost of reactor products                            (419,221)         -         (419,221)         -           (419,221)
    Cost of development                                  (62,830)         -             -             -            (62,830)
    Cost of accelerator components                          -          (68,438)         -           (2,782)       (342,727)
                                                      ----------    ----------    ----------    ----------      ----------
       Gross Profit                                      388,963        66,749       301,793         4,333         957,103

 Operating costs and expenses:
    Salaries and contract labor                          449,346     1,928,036       207,025     1,250,129       1,483,961
    Employee incentive compensation                         -             -             -             -          2,397,500
    Sales and marketing                                  350,756           116       234,268           116         350,872
    General and administrative                         1,208,369       212,602       844,721       129,349       2,166,043
    Consulting fees                                       54,047         5,183        22,520         1,724         489,650
    Legal and professional fees                           92,193         8,425        51,690         7,198         187,641
    Rent and security                                      8,948        78,996         4,357        32,256         289,581
    Commissions and fees                                     158          -              158          -             95,473
    Taxes                                                 15,000          -             -             -             15,000
    Other                                                   -             -             -             -            102,567
                                                      ----------    ----------    ----------    ----------      ----------
       Total operating expenses                        2,178,817     2,233,358     1,364,739     1,420,772       7,578,288
                                                      ----------    ----------    ----------    ----------      ----------
       Loss from development stage operations         (1,789,854)   (2,166,609)   (1,062,946)   (1,416,439)     (6,621,185)

Other income (expense):
    Gain on sale (donation) of assets held for sale      (24,332)         -           (4,000)         -            327,006
    Interest income                                      239,343         7,258        80,137         6,835         542,084
    Interest expense                                        -         (149,303)         -          (65,987)       (528,154)
    Loan financing fees                                     -             -             -             -           (750,000)
                                                      ----------    ----------    ----------    ----------      ----------
        Loss before extraordinary item                (1,574,843)   (2,308,654)     (986,809)   (1,475,591)     (7,030,249)

Extraordinary gain on debt extinguishment                   -             -             -             -            250,000
                                                      ----------    ----------    ----------    ----------      ----------
Net loss                                              (1,574,843)   (2,308,654)     (986,809)   (1,475,591)     (6,780,249)
                                                      ==========    ==========    ==========    ==========      ==========
Net loss per common share - basic and diluted              (0.24)        (0.60)        (0.15)        (0.38)          (1.69)
                                                      ==========    ==========    ==========    ==========      ==========
Weighted average common shares outstanding -
    basic and diluted                                  6,439,434     3,851,482     6,507,918     3,863,923       4,016,492
                                                      ==========    ==========    ==========    ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                         (development stage enterprises)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                               Period from
                                                                              Six Months                    November 1, 1995
                                                                            Ended June 30,                (inception) through
                                                                        1998               1997              June 30, 1998
                                                                    -----------        ------------       -------------------
Cash flows from operating activities:
  Net loss                                                           (1,574,843)       $ (2,308,655)         $ (6,780,249)
  Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation and amortization                                        74,091               4,836                93,105
    (Gain) loss on sale or donation of assets                            24,332                 -                (327,006)
    Services compensated by stock issuance                                  -             1,171,383             2,178,886
    Changes in operating assets and liabilities,
      exclusive of effects of acquistion:                                   -                   -                     -
        Interest receivale                                              135,382                 -                 (16,976)
        Accounts receivable                                             158,554                 -                 158,554
        Other current assets                                             (5,837)           (338,306)             (103,778)
        Inventory                                                       (27,727)             54,807              (769,580)
        Accounts payalbe                                                482,587             (27,748)              815,918
        Accrued liabilities                                              94,754             675,850               696,818
                                                                    -----------        ------------          ------------
            Net cash used in operating activities                      (638,707)           (767,833)           (4,054,308)

Cash flows from investing activities:
    Proceeds from sale of certificate of deposit                            -               200,000               400,000
    Purchase of certificate of deposit                                      -                   -                (400,000)
    Purchase of property, plant and equipment                        (9,874,262)           (273,748)          (13,557,882)
    Purchase of securities available for sale                               -                   -              (5,082,777)
    Proceeds from sale of securitites available for sale              5,082,777                 -               5,082,777
    Purchase of assets for sale and operations in connection
      with initial founding                                                 -                   -              (2,900,000)
    Proceeds from sale of assets held for sale                            7,667                 -                 825,605
    Purchase of MAC Isotopes, Inc., net of cash acquired               (495,000)                                 (495,000)
    Payments for Trademarks                                            (250,000)                -                (250,000)
    Payments for License Fee                                            (25,000)                                  (25,000)
                                                                    -----------        ------------          ------------
            Net cash provided (used) in investing activities         (5,553,818)            (73,748)          (16,402,277)

Cash flows from financing activities:
    Collections of stock sale receivable                                    -                   -                 160,000
    Proceeds from issuance of notes payable to chairman                     -                   -                 120,000
    Proceeds from issuance of common stock                                  -               260,475            18,612,205
    Proceeds from issuance of debt                                      607,098           3,558,154            12,558,705
    Principal payments on notes payable                                 (86,298)         (3,043,204)           (8,349,633)
    Payments on notes payable to chairman                                   -                   -                (115,000)
                                                                    -----------        ------------          ------------
            Net cash provided by financing activities                   520,800             775,425            22,986,277

Net increase (decrease) in cash and cash equivalents                 (5,671,725)            (66,156)            2,529,692
Cash and cash equivalents at beginning of period                      8,201,417             331,397
                                                                    -----------        ------------          ------------
Cash and cash equivalents at end of period                          $ 2,529,692        $    265,241          $  2,529,692
                                                                    ===========        ============          ============

                                  (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                         (development stage enterprises)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                               Period from
                                                                                Six Months                  November 1, 1995
                                                                              Ended June 30,              (inception) through
                                                                        1998                  1997            June 30, 1998
                                                                     ----------             -------       -------------------
Supplemental disclosure of cash flow activities:
    Cash paid for interest                                              168,294             112,410               701,730
                                                                     ==========             =======           ===========
    Cash paid for financing fees                                         36,350              15,261               546,611
                                                                     ==========             =======           ===========
Supplemental disclosure of noncash transactions:
    Common stock issued for stock receivables                               -                   -                 880,000
                                                                     ==========             =======           ===========
    Capital expenditures included in accounts payable                 1,317,762                 -               1,317,762
                                                                     ==========             =======           ===========
    Common stock issued for account payable to director                     -                   -                  62,852
                                                                     ==========             =======           ===========
    Conversion of notes payable to common stock                             -                   -                   5,000
                                                                     ==========             =======           ===========
    Acquistion of subsidiary through issuance of
       common stock (note 6)                                          3,173,973                 -               3,248,976
                                                                     ==========             =======           ===========
    Acquistion of patent through issuance of common stock                   -                   -                     100
                                                                     ==========             =======           ===========
    Acquistion of license fee through issuance of common stock          225,000                 -                 225,000
                                                                     ==========             =======           ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                         (development stage enterprises)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)    The Company and Basis of Presentation

International Isotopes Inc. (the "Company" or "I(3)") was incorporated on November 15, 1995 and is a development stage enterprise. The Company's primary activities have been to obtain assets to be used in the production of radioisotopes, to obtain funding to complete the reconfiguration and reassembly of the linear accelerator, and prepare for production and marketing of a full range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals. Since the Company's acquisition of MAC Isotopes, Inc. (see note 6) was consummated to further establish a supply of certain radioisotopes, the Company remains a development stage enterprise.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and International Isotopes Idaho Inc. ("I(4)"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1998, and the results of its operations for the six and three-month periods ended June 30, 1998 and 1997, and its cash flows for the six-month periods ended June 30, 1998 and 1997. This information should be read in conjunction with the Company's audited consolidated financial statements for the period from November 1, 1995 (inception) through December 31, 1997 as set out in the Company's Form10-KSB filed March 31, 1998.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at June 30, 1998 or December 31, 1997

The Company is assessing the reporting and disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 31, 1998 consolidated financial statements.

Certain information in footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial data disclosed in the notes to the consolidated statements are unaudited for these periods.

(2)    Earnings (loss) Per Common Share - Basic and Diluted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share under APB 15 and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic earnings (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the period, adjusted as discussed in the following paragraph. Diluted earnings (loss) per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the period, is the same as basic earnings (loss) per share, as all potential common shares were anti-dilutive. Potential common shares excluded from diluted weighted average common shares include 290,000 common stock options and 220,000 common stock warrants.

Pursuant to SEC Staff Accounting Bulletin No. 98, common stock, options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in an initial public offering filing (hereinafter referred to as "nominal issuances"), those nominal issuances are to be reflecting earnings per share calculations for all periods presented in a manner similar to a stock split or stock dividend for which retroactive restatements is required by SFAS No. 128. Accordingly, common stock issued for all periods prior to the Company's public offering for nominal consideration have been included in the calculation of weighted average number of shares as if they were outstanding for all period presented.

(3)    Mortgage and Notes Payable to Banks

As of June 30, 1998, mortgage and notes payable to banks consisted of five loans, (a) an interim construction loan on the Administrative and Processing Building located on Spencer Road in Denton, Texas in the amount of $920,823 secured by building and land, with a current interest rate of 8.5%, (b) a one year term loan in the amount of $500,000, (c) a revolving line of credit having a maximum amount of $250,000 and a current balance of $0, both secured by 20 acres of land in Denton, Texas upon which the Company is currently constructing the Radioisotope Production Facility, with variable rates currently at 8.5%, (d) an amortizing fifteen year loan in the amount of $318,509 which is secured by the Superconducting Super Collider ("SSC") project land and buildings in Waxahachie, Texas with a rate at June 30, 1998 of 8.5%, and (e) an amortizing loan for $2,473,351 that is secured by the land and building at Jim Christal Road, the Radiopharmaceutical Manufacturing Facility, in Denton, Texas.

An interim construction loan, with a maximum committed amount of $5,000,000 and a current interest rate of 8.5%, for the construction of the Radioisotope Production Facility being built on 20 acres of land in Denton, Texas was closed on June 26, 1998 but not funded until July 1998. An initial draw from this loan in the amount of $594,382 was used to payoff the $500,000 one year term loan described above, accrued interest of $5,240, and closing and loan costs of $89,142.

(4) Common Stock

On August 19, 1997, the Company completed a public offering of 2,200,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,805,823 after deducting underwriters' discounts and commissions. Additional costs associated with the offering due to legal, audit, printing and other expenses were $898,117 resulting in net proceeds of $16,907,706. On September 30, 1997 the Company completed the sale of an additional 100,000 shares of its Common Stock as a result of the exercise of the underwriter's over allotment option. In December 1997, the Company issued 155,000 shares of its unregistered Common Stock to four key employees. On April 24, 1998 the Company issued 159,416 shares of its unregistered Common Stock for the purchase of Mac Isotopes, Inc. On May 14, 1998 the Company issued 8,242 shares of its unregistered Common Stock in connection with a product license agreement with Bracco Diagnostics Inc. Common Stock shares outstanding at June 30, 1998 totaled 6,538,608

(5) Stock Options

During the six month period ended June 30, 1998, the Company granted options to purchase 90,700 shares of Common Stock to 32 employees under the terms specified in the Company's 1997 Long Term Incentive Plan. The plan authorizes grants of options, over a three year period, to purchase up to 600,000 shares to officers, employees and consultants. Common Stock options outstanding at June 30 totaled 436,900 of which 81,667 are eligible to be exercised.

(6) Acquisition of Subsidiary

On April 24, 1998, Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden, Colorado and then merged MAC Isotopes into International Isotopes Idaho Inc. ("I4") a newly formed subsidiary of the Company. The Company exchanged $500,000 in cash and 159,416 shares of its unregistered Common Stock for 100% of the stock in MAC Isotopes. I4 assumed MAC Isotopes' exclusive five year contract, with an option to renew for three additional years, for the utilization of the Department of Energy Advanced Test Reactor facility located near Idaho Falls, Idaho. This acquisition was accounted for under the purchase method of accounting and, accordingly, results of operations of I4 have been included in the condensed consolidated statement of operations since the acquisition date. Activities conducted by I4 include the production of high specific activity medical radioisotopes to be used in diagnostics and therapy of cancer and various other diseases.

As of June 30, 1998, the fair values assigned to certain assets acquired and liabilities assumed are based upon preliminary estimates, which are subject to change pending completion of independent valuation. A summary of the assets acquired and liabilities assumed in connection with the MAC Isotopes acquisition follows:

         Current assets, net of cash acquired                    $2,051,822
         Property, plant and equipment                                41,810
         Intangible assets                                         1,883,542
         Current liabilities                                       (308,201)
                                                                  ----------
                  Total                                            3,668,973
         Issuance of 159,416 shares of I3 common stock,
            valued at $19.91 per share                             3,173,973
                                                                  ----------
                  Cash paid, net of cash acquired                 $  495,000
                                                                  ===========

The results of operations of MAC Isotopes for the six months ended June 30, 1998 and the year ended December 31, 1997 were insignificant therefore pro forma results of operations for prior periods as if the acquisition had occurred on January 1, 1997, has not been provided.

(7) Development Income

In January 1998 the Company entered into a contract with Imagyn Medical Technologies for development and manufacturing of radioisotope permanent implant seeds for the treatment of cancer and other diseases, a process known as brachytherapy. The contract includes a $1,000,000 development fee to be paid by Imagyn to the Company in installments during the first year of the contract as certain developmental milestones are met. The contract grants Imagyn exclusive distribution rights for the seed products covered thereby subject to Imagyn meeting certain minimum seed purchase requirements. The Company has estimated the value of the contract to be $9,000,000. Imagyn has to date met each of its financial obligations to the Company and has told the Company it intends to meet all future obligations. However in light of recent public disclosures by Imagyn, concerning, ongoing liquidity issues, there can be no assurance that Imagyn will be able to meet all of its obligations, in which case the Company has the right to employ other distributors for the seed products covered by the Imagyn contract. At June 30, 1998 the Company had $100,000 in accounts receivable from Imagyn, all of which has been received subsequent to June 30.

(8) Licensing Agreements

In May 1998, the Company entered into an exclusive license agreement with Dr. Roger M. Good and Endo Tech Inc. for the world-wide rights under Patent No. 5,342,383 and an FDA approved 510(k) for the use, sale, lease, manufacture and distribution of sputter coated spherical I-125 brachytherapy seeds. The Company made an initial payment of $250,000 at the time of the execution of the agreement. An additional payment of $250,000 is due to be paid when 100,000 seeds have been sold commercially. The Company further agreed to issue to the Good Group (i) $500,000 of its Common Stock when the pre-market clearance is received or when determination is made that permission from the FDA is not required to market the seeds and (ii) stock options in the amount of 60,000 shares of its Common Stock as various annual sales volume goals are reached. In addition, I3 agreed to pay a running royalty calculated as a percentage of net sales price, based on various sales price levels.

In May 1998, the Company entered into a five-year manufacturing, distribution and license agreement with Bracco Diagnostics Inc. for the production of finished radiopharmaceuticals. The Company issued 8,242 shares of its unregistered Common Stock and $25,000 in cash to Bracco at the time of execution of the agreement and, in addition, agreed to pay royalties based on a percentage of net sales to other customers. Pursuant to such agreement, I3 and Bracco agreed to share revenues, Bracco agreed to certain minimum pricing, and I3 agreed to perform warehousing, customer service, manufacturing, distribution and billing functions.

(9) Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The goodwill balance relating to the MAC Isotope Inc. purchase will be amortized over 77 months, the term of certain contracts. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

(10) Subsequent Events

On July 1, 1998, the Company entered into a lease agreement with First Sierra Software Finance for the lease purchase of software and services from Fourth Shift Corporation. The terms of the lease call for an initial payment of $24,125 due July 1, 1998 and 23 monthly payments as follows: payments 2 through 12 in the amount of $6,000, payments 13 through 18 in the amount of $9,700, and payments 19 through 24 in the amount of $18,685. At the end of the lease term the Company has agreed to purchase the equipment for $52,676. The value of the equipment leased is $231,182.

On July 10, 1998, the Company executed a promissory note for a line of credit with a commercial lender for $2,500,000 with a maturity date of October 1, 1998 and a variable interest rate equal to the prime rate as listed in the Wall Street Journal plus 1.75%. The loan is secured by 400,000 shares of the Common Stock of I3 owned by I. L. Morgan, Chairman of the Board.

On July 23, 1998, the Company finalized its contract for the construction of the Radioisotope Production Facility with Andres Construction Services as the construction manager. Construction began in January 1998 and is expected to be completed in September 1998. The Company and construction manager have arrived at a Guaranteed Maximum Price of $6,333,307.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND PLAN OF OPERATION

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth in the "Risk Factors" section included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (SEC) on March 31, 1998. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Plan of Operation" included in the 10-KSB.

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

Presently, the most commonly used radioisotopes in the United States, such as thallium-201, gallium-67, indium-111 and palladium-103, which the Company intends to commercially produce, are produced by four domestic radiopharmaceutical companies, primarily for their own use, and by two foreign manufacturers, and are used either independently or in various combinations or "cocktails" to assist in the diagnosis of a myriad of medical conditions, including coronary heart disease, pulmonary embolism, thyroid carcinoma, bone cancer, brain disorders, acute cholecystitis (inflammation of the gall bladder), gastrointestinal bleeding, renal artery stenosis and other diseases.

The Company's newly acquired subsidiary, International Isotopes Idaho Inc "I4", is a premier supplier of Ir-192 used in remote loaded brachytherapy treatment of various cancers, primarily cancer of the cervix. I4 also produces Co-60 for use in the General Electric "gamma knife" used for the precise external beam of irradiation of inoperable brain tumors and Sr-89 for bone cancer pain palliation. I4 will produce other neutron rich radioisotopes which are currently in demand and primarily supplied by foreign sources.

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

In November 1997, the Company acquired two buildings and twelve acres of land in Denton, Texas, and relocated all personnel and equipment to this location in December 1997. Also in December 1997, the Company installed a CP-42 Cyclotron donated by M.D. Anderson Hospital to the University of North Texas at this site. This machine will be operated by the Company under a lease agreement with the university and is being rebuilt for use in the production of certain isotopes. The Company is currently constructing a 35,000 square foot Radioisotope Production Facility that will house the LINAC and radiochemistry processing. The Radioisotope Production Facility is being constructed on 20.16 acres of land the Company has acquired in a 500-acre high technology biomedical research industrial park located in Denton, Texas, known as the "North Texas Research Center." Construction is anticipated to be completed by late September.

Upon full operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration, the Company intends to produce currently used radioisotopes and the upcoming and potentially superior diagnostic and therapeutic pharmaceutical grade radioisotopes which can be cost effectively accelerator-produced with the high energy (70 MeV) and the 1.0mA beam intensity of the LINAC.

On July 2, 1998, the Company was granted a Radioactive Material License from the Texas Department of Health, Bureau of Radiation Control. The license allows for the receipt, manufacture, storage and distribution of radiochemicals and radiopharmaceuticals as well as the development of manufacturing processes related to radioisotopes to be manufactured at its Radiopharmaceutical Manufacturing Facility.

On July 10, 1998, the Company submitted to the Food and Drug Administration a
Section 510(k) notification of intent to market Imagyn125 Seed devices. Approval to begin marketing the device, to be used for permanent interstitial implantation in selected localized tumors, was received on July 31. The device can be used either as a primary treatment (such as prostate cancer or unresectable tumors) or for treatment of residual disease after excision of the primary tumors or recurring tumors.

On July 24, 1998, the Company received a Certificate of Registration for Industrial Radiation Machines from the Texas Department of Health, Bureau of Radiation Control. This certification authorizes the operation of the LINAC at the Radioisotope Production Facility and the CP-42 cyclotron at the Radiopharmaceutical Manufacturing Facility.

The Company has achieved the following production related milestones during the current reporting period:

          [bullet] Completed construction of the Accelerator Tunnel and the Accelerator support building (part of the Radioisotope Production Facility at 2100 Shady Oaks Drive in Denton, Texas).

          [bullet] Initiated installation of the LINAC in the Accelerator Tunnel. [bullet] Completed construction of a portion of the Radiopharmaceutical Manufacturing Facility containing two aseptic manufacturing suites and six terminally sterilized manufacturing suites (part of the manufacturing complex at 3100 Jim Christal Road in Denton, Texas).

          [bullet] Occupied the Administrative and Processing Building (1500 Spencer Road in Denton, Texas).

          [bullet] Completed renovation of the Cp-42 cyclotron and made preparations for final testing.

          [bullet] Acquired MAC Isotopes, Inc. with operations in Idaho and continued with planned production and sales from the Idaho facility.

RESULTS OF OPERATIONS

Six and Three Month periods ended June 30, 1998 and 1997

The Company's net losses for the six and three month periods ended June 30, 1998 were $1,574,843 and $986,809 respectively, as compared to net losses of $2,308,654 and $1,475,591 for the comparable periods of 1997. Net loss per basic and diluted common share for the six and three month periods ended June 30, 1998 were $.24 and $.15 respectively, as compared to net loss per common share of $.60 and $.38 for the same periods of 1997.

The decrease in the losses were largely due to 1) the receipt of development income related to the Company's contract with Imagyn for brachytherapy seeds, 2) the capitalization of internal labor costs as the Company concentrates its efforts on the construction of the isotope production accelerators as well as radiochemistry and radiopharmaceutical facilities and 3) the acquisition of International Isotopes Idaho, Inc. and its related net revenues.

Revenues for the six and three-month periods ended June 30, 1998 were $871,014 and $721,014 respectively, as compared to $135,187 and $7,115 for the same periods in 1997. Gross profits for the six and three-month periods ended June 30, 1998 were $388,963 and $301,793 as compared to $66,749 and $4,333 for the same periods in 1997. The increase in revenues was attributable to sales from International Isotopes Idaho, Inc., a wholly owned subsidiary, and the development contract between the Company and its marketing partner related to the development of brachytherapy devices for the treatment of cancer. The development contract, executed in January 1998, calls for an additional $750,000 to be paid during the remainder of 1998 (see note 7 of unaudited notes to condensed consolidated financial statements).

Operating expenses decreased to $2,178,817 and $1,364,739 for the six and three-month periods ended June 30, 1998 compared to $2,233,358 and $1,420,772 for the same periods of 1997. Salaries and contract labor expenses for the six and three-month periods ended June 30, 1998 were $449,346 and $207,025 respectively as compared to $1,928,036 and $1,250,129 for the same periods of 1997, a decrease of $1,478,690 and $1,043,104. The decreases in salaries and contract labor expenses were attributed to no incentive compensation expense being incurred during this period and the capitalization of internal labor costs. General and administrative and sales and marketing expenses totaled $1,559,125 and $1,078,989 for the six and three-month periods ended June 30, 1998 as compared to $212,718 and $129,465 for the same periods of 1997, an increase of $1,346,407 and $949,524. The increase in general and administrative and sales and marketing costs were attributable to increases in personnel for production, marketing, quality assurance, safety and administrative personnel as the Company expanded its organizational structure.

Interest income earned during the six and three-month periods ended June 30, 1998 was $239,343 and $80,137 as compared to $7,258 and $6,835 for the comparable periods of 1997. This increase was attributable to the investment of funds received from the Company's initial public offering completed in August 1997. Interest expense of $0 was recorded for the both the six and three-month periods ended June 30, 1998, as the Company capitalized all interest costs on debt during this time, as compared to $149,303 and $65,987 recognized as interest expense for the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

From November 1, 1995 (inception) through May 1997, the Company obtained funds primarily through principal shareholder guaranteed bank loans, sales of accelerator components and excess equipment, sales of Common Stock in a private placement to investors and from loans from stockholders and directors. During the third quarter of 1997, the Company completed an underwritten public offering of 2,200,000 shares of common stock , generating $16,907,706 in net proceeds to the Company after commissions and legal, audit, printing and other expenses. Approximately $3,200,000 of funds from the public offering were utilized to extinguish all Company debt outstanding at the time of the offering, with the exception of the construction loan for the Company's administration, manufacturing, research and development facility. Additional funds of $801,133, net of underwriters' discount, were received by the Company in September 1997, as a result of the exercise of the underwriter's over allotment option. Disbursements of approximately $11,508,175 were expended for the purposes of construction, engineering and the purchase and installation of machinery, equipment and capital assets. Funds in the amount $775,000 were utilized for the purchase of subsidiary and license agreements. Funds in the amount of $2,225,664 were utilized for working capital purposes, including personnel, facilities, insurance and other operating expenses. These transactions resulted in remaining cash, cash equivalents and short-term securities of approximately $2,529,692 at June 30, 1998.

The Company experienced several changes to its financial ratios during the past year. Current assets to current liability ratio at June 30, 1998 was 2.21 to 1. The total assets to total liabilities ratio at June 30, 1998 was 3.69 to 1. Shareholder equity increased to $17,749,780 at June 30, 1998.

Management is currently negotiating potential financing from financial institutions and commercial lenders, and has obtained a commitment for additional financing of $6,000,000.This financing, which is available until August 31, 1998, will provide adequate funds to complete the facilities currently under construction. Management estimates that approximately $4,000,000 is necessary for the completion of its LINAC.

In addition, the Company expects to close a private placement for $15,000,000 of its Convertible Preferred Stock in September 1998. The proceeds from this private placement will enable the Company to continue its expansion of facilities for the production of finished radiopharmaceuticals to respond to additional demands from potential customers. However there can be no assurance that the Company will close the private placement

Management plans to continue other financing options and will finalize these arrangements as necessary to conform to long term financing plans, although there can be no assurance that sufficient financing will be available. Management is currently negotiating with several financial institutions for working capital and other purposes as well as to repay the $2,500,000 loan that was obtained on July 10, 1998. In the event these financing arrangements are not completed with terms acceptable to Management the Company will renew the existing loan or utilize other sources of funding for that purpose. Management anticipates, based on its currently proposed plans and assumptions relating to its operations, that the current cash resources, proposed debt and equity financing discussed above, income from operations and sale of assets held for sale will be sufficient to sustain operations for at least the next 12 months.

YEAR 2000 ISSUE

Historically certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 problem." The Company is currently evaluating the Year 2000 problem, including an evaluation of its lab and production equipment, to assure that the transition to the Year 2000 will not disrupt the Company's research and development or production capabilities. The Company also intends to evaluate the systems of its vendors. Presently, the Company does not believe the Year 2000 problem will have a material adverse effect on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

PART II.   OTHER INFORMATION

Item 2. Changes in Securities

On April 24, 1998, Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden, Colorado and then merged MAC Isotopes into International Isotopes Idaho Inc. ("I4"), a newly formed subsidiary of the Company. The Company exchanged 159,416 shares of its unregistered Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. Upon consummation of the acquisition, the Company made a capital contribution of $500,000 to I4 to pay liabilities owed to MACTEC, Inc. International Isotopes Idaho Inc, incorporated in Texas (formerly MAC Isotopes, Inc.), assumed MAC Isotopes' exclusive five year contract, with an option to renew for three additional years, for the utilization of the Department of Energy Advanced Test Reactor facility located near Idaho Falls, Idaho. Activities conducted at this location include the production of high specific activity medical radioisotopes to be used in diagnostics and therapy of cancer and various diseases.

In May 1998 the Company entered into a five-year manufacturing, distribution and license agreement with Bracco Diagnostics Inc. for the production of finished radiopharmaceuticals. The Company issued 8,242 shares of its unregistered Common Stock and $25,000 to Bracco at the time of execution of the agreement and, in addition, agreed to pay royalties based on a percentage of net sales to customers other than Bracco. Pursuant to such agreement, I3 and Bracco agreed to share revenues, Bracco agreed to certain minimum pricing, and I3 agreed to perform warehousing, distribution, shipping and distribution functions.

The issuance of shares of the Company's Common Stock in connection with the MAC Isotope acquisition and the Bracco agreement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Common Stock shares outstanding at June 30, 1998 totaled 6,538,608.

Item 5. Other Information

In January 1998 the Company entered into a contract with Imagyn Medical Technologies for development and manufacturing of radioisotope permanent implant seeds for the treatment of cancer and other diseases, a process known as brachytherapy. The contract includes a $1,000,000 development fee to be paid by Imagyn to the Company in installments during the first year of the contract as certain developmental milestones are met. The contract grants Imagyn exclusive distribution rights for the seed products covered thereby subject to Imagyn meeting certain minimum purchase requirements. Imagyn has to date met each of its financial obligations to the Company and has told the Company it intends to meet all future obligations. However, In light of recent public disclosures by Imagyn, concerning ongoing liquidity issues, there can be no assurance that Imagyn will be able to meet all of its obligations, in which case the Company has the right to seek other distributors for the seed products covered by the Imagyn contract.

In May 1998 the Company entered into an exclusive license agreement with Dr. Roger M. Good and Endo Tech Inc. for the world-wide rights under Patent No. 5,342,383 and an FDA approved 510(k) for the use, sale, lease, manufacture and distribution of sputter coated spherical I-125 brachytherapy seeds. The Company believes that these seeds will be superior in encapsulation safety and dose distribution for the treatment of prostate cancer and other tumors. The Company made an initial payment of $250,000 at the time of the execution of the agreement. An additional payment of $250,000 is due to be paid when 100,000 seeds have been sold commercially. The Company further agreed to issue $500,000 of its Common stock upon receipt of permission from the FDA to market I-125 seeds or when determination is made that permission from the FDA is not required to market the seeds and stock options in the amount of 60,000 shares of its common stock as various annual sales volume goals are reached. In addition, I3 agreed to pay a running royalty calculated as a percentage of net sales price, based on various sales price levels.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

10.1 Copy of promissory note between the Company and Texas Bank dated as of June 26, 1998

10.2 Deed of trust, security agreement and assignment of rents & leases between the Company and Texas Bank executed on June 26, 1998

10.3 Copy of promissory note between the Company and First Southwest Company dated as of July 10, 1998

27.1     Financial Data Schedule


Reports on Form 8-K:

The Company filed a Form 8-K on May 8, 1998 with respect to the acquisition of MAC Isotopes, Inc.