Form 10QSB
period 1998-09-30
INTERNATIONAL ISOTOPES INC
filed 1998-11-16
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1998



                             Commission file number:
                                    333-26269

                           INTERNATIONAL ISOTOPES INC.
             (Exact name of registrant as specified in its charter)



                 Texas                              74-2763837
        (State of incorporation)        (IRS Employer Identification Number)

           3100 Jim Christal Rd
              Denton, Texas                            76207
  (Address of principal executive offices)          (zip code)

                                  940-484-9492
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                       ---    ----

As of October 30, 1998 the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $41,117,693. As of October 30, 1998 the number of shares of Common Stock, $.01 par value, outstanding was 6,567,625.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 14, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION:                                                   Page No.

      Item 1 - Financial Statements:
            Condensed Consolidated Balance Sheets at September 30, 1998               3
            (unaudited) and December 31, 1997.

            Condensed Consolidated Statements of Operations for the Nine              4
            Months Ended September 30, 1998 and 1997, and for the Three Months
            Ended September 30, 1998 and 1997, and for the period from November
            1, 1995 (inception) through September 30, 1998 (unaudited).

            Condensed Consolidated Statements of Cash Flows for the Nine              5
            Months Ended September 30, 1998 and 1997 and for the period from
            November 1, 1995 (inception) through September 30, 1998 (unaudited).

      (1) Notes to Condensed Consolidated Financial Statements.                       7

      Item 2 - Management's Discussion and Analysis of Financial                     10
             Condition and Results of Development Stage Activities

PART II - OTHER INFORMATION:

      Item 2 - Changes in Securities                                                 14

      Item 5 - Other Information                                                     15

      Item 6 - Exhibits and Reports on Form 8-K                                      16

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Condensed Consolidated Balance Sheets

                                                          September 30,    December 31,
                                                               1998            1997
               Assets                                      (unaudited)
--------------------------------------                    ------------    ------------
Current assets:
     Cash and cash equivalents                            $  1,906,715    $  8,201,417
     Securities available for sale, market value                    --       5,082,777
     Interest receivable                                            --         152,358
     Accounts receivable                                       550,872              --
     Assets held for sale                                      526,533         564,932
     Inventory                                               2,341,092         741,853
     Other                                                     196,095          97,941
                                                          ------------    ------------
          Total current assets                               5,521,307      14,841,278

Fixed assets, net:

     Land                                                      663,674         563,674
     Plant and improvements                                 12,710,708       2,871,266
     Furniture and equipment                                13,225,138       2,845,820
                                                          ------------    ------------
          Total fixed assets, net                           26,599,520       6,280,760

Goodwill, net                                                1,761,232              --
Other assets                                                 1,008,158              --
                                                          ------------    ------------
          Total assets                                      34,890,217      21,122,038
                                                          ============    ============

Liabilities and Stockholders' Equity
--------------------------------------

Current liabilities
     Accounts payable                                    $  3,532,593    $    906,062
     Accrued liabilities                                      617,932         602,064
     Current installments of mortgage and notes
       payable to banks (note 9)                            5,359,069         634,454
                                                         ------------    ------------
          Total current liabilities                         9,509,594       2,142,580

Mortgage and notes payable to banks, excluding
     current installments                                   8,187,533       3,053,818
                                                         ------------    ------------
          Total liabilities                                17,697,127       5,196,398

Stockholders' equity
     Preferred stock, $1.00 par value; 5,000,000 shares
        authorized, no shares issued and outstanding
     Common Stock, $.01 par value; 20,000,000 shares
        authorized, issued and outstanding 6,567,625
        shares at September 30, 1998 and 6,370,950
        shares at December 31, 1997                            65,676          63,709
     Additional paid-in capital                            25,684,343      21,787,337
     Deficit accumulated during the developmental
        stage                                              (7,836,929)     (5,205,406)
     Receivable from stock sales                             (720,000)       (720,000)
                                                         ------------    ------------
          Total stockholders' equity                       17,193,090      15,925,640
                                                         ============    ============
          Total liabilities and stockholders'
             equity                                        34,890,217      21,122,038
                                                         ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                                                             Period from
                                                       Nine Months ended         Three Months ended       November 1, 1995
                                                         September 30,               September 30,       (inception) through
                                                     1998           1997         1998          1997       September 30, 1998
                                                     ----           ----         ----          ----       ------------------
Revenue:
     Sales of Products                       $1,293,263     $      --    $  672,326    $        --     $1,293,263
      Development Contract Income               540,500            --       290,500            --         540,500
      Sale of accelerator components                 77       152,015            --        16,828         910,944
                                             ----------    ----------    ----------    ----------      ----------
                                              1,833,840       152,015       962,826        16,828       2,744,707

Cost of revenue:
      Cost of products                         (930,922)           --      (511,701)           --        (930,922)
      Cost of development                       (62,830)           --            --            --         (62,830)
      Cost of accelerator components                 --       (79,287)           --       (10,849)       (342,727)
                                             ----------    ----------    ----------    ----------      ----------
       Gross Profit                             840,088        72,728       451,125         5,979       1,408,228

Operating costs and expenses:
     Salaries and contract labor                842,771     2,657,724       393,425       729,690       1,877,386
     Employee incentive compensation                 --            --            --            --       2,397,500
     Sales and Marketing                        567,877         7,880       217,121         7,764         567,993
     General and administrative               2,012,903       467,113       804,534       254,190       2,970,577
     Consulting fees                            102,826        34,479        48,779        29,296         538,429
     Legal and professional fees                146,350        11,234        54,157         2,809         241,798
     Rent and security                           18,615       117,508         9,667        38,513         299,248
     Commissions and fees                           158            --            --            --          95,473
     Taxes                                       15,000            --            --            --          15,000
     Other                                           --            --            --            --         102,567
                                             ----------    ----------    ----------    ----------      ----------
       Total operating expenses               3,706,500     3,295,938     1,527,683     1,062,262       9,105,971
                                             ----------    ----------    ----------    ----------      ----------
       Loss from development stage
          operations                         (2,866,412)   (3,223,210)   (1,076,558)   (1,056,283)     (7,697,743)

Other income (expense):
     Gain on sale (donation) of
        assets held for sale                    (24,332)       14,974            --        14,974         327,006
     Interest income                            259,268        71,780        19,925        64,522         562,009
     Other income                                    --           317            --            --              --
     Interest expense                               (47)     (186,342)          (47)      (37,039)       (528,201)
     Loan financing fees                             --            --            --            --        (750,000)
                                             ----------    ----------    ----------    ----------      ----------
       Loss before extraordinary item        (2,631,523)   (3,322,481)   (1,056,680)   (1,013,826)     (8,086,929)

Extraordinary gain on debt
   extinguishment                                    --            --            --            --         250,000
                                             ----------    ----------    ----------    ----------      ----------
Net loss                                    $(2,631,523)  $(3,322,481)  $(1,056,680)  $(1,013,826)    $(7,836,929)
                                             ==========    ==========    ==========    ==========      ==========

Net loss per common share - basic
   and diluted                              $     (0.41)  $     (0.78)  $     (0.16)  $     (0.20)    $     (1.85)
                                             ==========    ==========    ==========    ==========      ==========

Weighted average common shares
   outstanding - basic and diluted            6,480,552     4,247,933     6,562,789     5,015,950       4,244,516
                                             ==========    ==========    ==========    ==========      ==========


See accompanying notes to unaudited condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                               Period from
                                                                                          Nine Months        November 1, 1995
                                                                                       Ended September 30,  (inception) through
                                                                                      1998           1997    September 30, 1998
                                                                                   ----------     ----------     ----------
Cash flows from operating activities:
       Net loss                                                                    (2,631,523)    (3,322,481)    (7,836,929)
Adjustments to reconcile net loss to net cash used in
      operating activities
           Depreciation and amortization                                              162,025          7,153        181,039
           (Gain) loss on sale or donation of assets                                   24,332        (14,974)      (327,006)
           Services compensated by stock issuance                                          --      1,557,920      2,178,886

           Changes in operating assets and liabilities,
              exclusive of effects of acquisition:
                Interest receivable                                                   152,358             --             --
                Accounts receivable                                                   136,449        (16,250)       136,449
                Other assets                                                           (9,577)        (3,644)      (107,518)
                Inventory                                                            (331,472)        54,807     (1,073,325)
                Pre-paids                                                                  --        (72,913)            --
                Accounts payable                                                    2,341,570        102,129      3,247,632
                Accrued liabilities                                                    (7,373)     1,054,608        594,691
                                                                                   ----------     ----------     ----------
                      Net cash used in operating activities                          (163,211)      (653,645)    (3,006,081)

Cash flows from investing activities:
      Proceeds from sale of certificate of deposit                                         --        300,000        400,000
      Purchase of certificate of deposit                                                   --       (100,000)      (400,000)
      Purchase of assets for sale and operations                                  (20,316,665)      (623,250)   (24,573,016)
      Purchase of securities available for sale                                            --             --     (5,082,777)
      Proceeds from sale of securities available for sale                           5,082,777             --      5,082,777
      Proceeds from sale of assets held for sale                                       14,067             --        832,005
      Purchase of assets for sale and operations in connection
         with initial founding                                                             --             --     (2,900,000)
      Purchase MAC Isotopes, Inc., net of cash acquired                              (495,000)            --       (495,000)
      Investment in License Fee                                                      (275,000)            --       (275,000)
                                                                                   ----------     ----------     ----------
                      Net cash used in investing activities                       (15,989,821)      (423,250)   (27,411,011)

Cash flows from financing activities:
      Collections of stock sale receivable                                                 --             --        160,000
      Proceeds from issuance of notes payable to chairman                                  --             --        120,000
      Proceeds from issuance of Common Stock                                               --     17,982,730     18,612,205
      Proceeds from issuance of debt                                                9,951,003      3,666,317     21,902,610
      Principal payments on notes payable                                             (92,673)    (6,264,533)    (8,356,008)
      Payments on notes payable to chairman                                                --        (20,000)      (115,000)
                                                                                   ----------     ----------     ----------
                      Net cash provided by financing activities                     9,858,330     15,364,514     32,323,807

Net increase (decrease) in cash and cash equivalents                               (6,294,702)    14,287,619      1,906,715
Cash and cash equivalents at beginning of period                                    8,201,417        331,397             --
                                                                                   ----------     ----------     ----------
Cash and cash equivalents at end of period                                          1,906,715     14,619,016      1,906,715
                                                                                   ==========     ==========     ==========

                                   (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                                                Period from
                                                                                        Nine Months            November 1, 1995
                                                                                    Ended September 30,     (inception) through
                                                                                1998                 1997    September 30, 1998
                                                                              ---------            -------        ---------
Supplemental disclosure of cash flow activities:
       Cash paid for interest, net of amounts capitalized                            47            186,342          825,201
                                                                              =========            =======        =========
       Cash paid for financing fees                                              86,350             15,261          546,611
                                                                              =========            =======        =========
Supplemental disclosure of noncash transactions:
       Common Stock issued for stock receivables                                     --                 --          880,000
                                                                              =========            =======        =========
       Common Stock issued for account payable to Director                           --                 --           62,852
                                                                              =========            =======        =========
       Conversion of notes payable to Common Stock                                   --                 --            5,000
                                                                              =========            =======        =========
       Acquisition of subsidiary through issuance of Common Stock             3,173,973                 --        3,248,976
               (note 7)                                                       =========            =======        =========
       Acquisition of patent through issuance of Common Stock                        --                 --              100
                                                                              =========            =======        =========
       Acquisition of license fee through issuance of Common Stock              225,000                 --          225,000
                                                                              =========            =======        =========
       Acquisition of patent rights through issuance of Common Stock            500,000                 --          500,000
                                                                              =========            =======        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)   The Company and Basis of Presentation

International Isotopes Inc. (the "Company" or "I3") was incorporated on November 15, 1995 and is a development stage enterprise. The Company's primary activities have been to obtain assets to be used in the production of radioisotopes, to obtain funding to complete the reconfiguration and reassembly of the linear accelerator, and prepare for production and marketing of a full range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals. Since the Company's acquisition of MAC Isotopes, Inc. (see note 7) was consummated to further establish a supply of certain radioisotopes, the Company remains a development stage enterprise.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and International Isotopes Idaho Inc. ("I4"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1998, and the results of its operations for the nine and three-month periods ended September 30, 1998 and 1997, and its cash flows for the nine-month periods ended September 30, 1998 and 1997. This information should be read in conjunction with the Company's audited consolidated financial statements for the period from November 1, 1995 (inception) through December 31, 1997 as set out in the Company's Form10-KSB filed March 31, 1998.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at September 30, 1998 or December 31, 1997

The Company is assessing the reporting and disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 31, 1998 consolidated financial statements.

Certain information in footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial data disclosed in the notes to the condensed consolidated financial statements are unaudited for these periods.

(2)   Net Loss Per Common Share - Basic and Diluted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share under APB 15 and requires that all prior-period earnings
(loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic earnings (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the period, is the same as basic earnings (loss) per share, as all potential common shares were anti-dilutive. Potential common shares excluded from diluted weighted average common shares for the nine months ended September 30, 1998 include 392,200 Common Stock options and 220,000 Common Stock warrants.

(3)   Inventories

Inventories consist of the following at September 30, 1998 and December 31, 1997

                                   September 30, 1998     December 31, 1997
                                   ------------------     -----------------
         Raw materials                 $  234,795              $     --
         Work in progress               1,355,537                    --
         Finished goods                   750,760               741,853
                                       ----------              --------
                                       $2,341,092              $741,853
                                       ==========              ========


(4) Mortgage and Notes Payable to Banks

As of September 30, 1998, mortgage and notes payable to banks consisted of seven loans, (a) an interim construction loan on the Administrative, Manufacturing and Service Building located on Spencer Road in Denton, Texas in the amount of $929,614 secured by a building and land, with a rate at September 30, 1998 of 8.5%, (b) an amortizing fifteen year loan in the amount of $321,190 which is secured by the Superconducting Super Collider ("SSC") project land and buildings in Waxahachie, Texas with a rate at September 30, 1998 of 8.5%, (c) an amortizing loan for $2,483,929 that is secured by the land and building at Jim Christal Road, the Finished Radiopharmaceutical Manufacturing Facility, in Denton, Texas, (d) An interim construction loan, for the construction of the Radioisotope Production Facility being built on 20 acres of land in Denton, Texas, with a maximum committed amount of $5,000,000 and a current balance of $4,944,450 with a rate at September 30, 1998 of 8.5%, (e) a promissory note for a line of credit for a maximum committed sum of $2,500,000 and a current balance of $2,467,418, secured by restricted stock pledged by the Chairman of the Company, with a rate at September 30, 1998 of 10%, (f) a term loan in the amount of $1,400,000, secured by restricted stock pledged by officers of the Company, with a rate at September 30, 1998 of 8.5%, and (g) a term loan in the amount of $1,000,000, secured by personal guarantees from officers of the Company, with a rate at September 30, 1998 of 8.5%. Subsequent to September 30, 1998, the Company entered into a new credit agreement with a bank that replaced the Company's existing long-term debt (see Note 9). Accordingly, the Company has classified principal payments currently payable of $5,392,131 as non-current in accordance with the new credit agreement.

(5) Common Stock

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

In December 1997, the Company issued 155,000 shares of its unregistered
Common Stock to four key employees. On April 24, 1998 the Company issued 159,416 shares of its unregistered Common Stock for the purchase of Mac Isotopes, Inc. On May 14, 1998 the Company issued 8,242 shares of its unregistered Common Stock in connection with a product license agreement with Bracco Diagnostics Inc. On July 31, 1998, the Company issued 29,017 shares of its unregistered Common Stock in connection with an exclusive license agreement with Dr.
Roger M. Good.

Common Stock shares outstanding at September 30, 1998 totaled 6,567,625.

(6) Stock Options

During the nine month period ended September 30, 1998, the Company granted options to purchase 80,700 shares of Common Stock to 38 employees under the terms specified in the Company's 1997 Long Term Incentive Plan. The plan authorizes grants of options to purchase up to 600,000 shares to officers, employees and consultants. Common Stock options outstanding at September 30, 1998 totaled 392,200 of which 99,867 are eligible to be exercised.

(7) Acquisition of Subsidiary

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

As of September 30, 1998, the fair values assigned to certain assets acquired and liabilities assumed are based upon preliminary estimates, which are subject to change pending completion of a valuation. A summary of the assets acquired and liabilities assumed in connection with the MAC Isotopes acquisition follows:

                    Current assets, net of cash acquired                                           $ 2,051,822
                    Property, plant and equipment                                                       41,810
                    Intangible assets                                                                1,883,542
                    Current liabilities                                                               (308,201)
                                                                                                   -----------
                          Total                                                                      3,668,973
                    Issuance of 159,416 shares of I3 Common Stock, valued at $19.91 per share        3,173,973
                                                                                                   -----------
                          Cash paid, net of cash acquired                                          $   495,000
                                                                                                   ===========


The results of operations of MAC Isotopes for the nine months ended September 30, 1998 and the year ended December 31, 1997 were insignificant, therefore pro forma results of operations for those periods have not been provided.

(8) Development Income

In January 1998 the Company entered into a contract with Imagyn Medical Technologies for development and manufacturing of radioisotope permanent implant seeds for the treatment of cancer and other diseases, a process known as brachytherapy. The contract includes a $1,000,000 development fee to be paid by Imagyn to the Company in installments during the first year of the contract as certain developmental milestones are met. The contract grants Imagyn exclusive distribution rights for the seed products covered thereby subject to Imagyn meeting certain minimum seed purchase requirements. The Company has estimated the value of the contract to be $9,000,000. Recent public disclosures by Imagyn concerning its financial condition (including significant losses, a decrease in sales revenue and a reduction in sales force) raised concerns about Imagyn's ability to meet its contractual obligations to the Company. Imagyn has to date met each of its financial obligations to the Company and has told the Company it intends to meet all future obligations. However, there can be no assurance that Imagyn will be able to meet all of its obligations under this arrangement, in which case the Company has the right to employ other distributors for the seed products covered by the Imagyn contract. At September 30, 1998 the Company had $150,000 in accounts receivable from Imagyn, and $100,000 in accounts payable to Imagyn.

In August 1998 the Company entered into a contract with Guilford Pharmaceuticals to provide an assessment of work needed to commercialize Guilford's Dopascan product, an imaging agent for the diagnosis of Parkinson's disease. The Company will bill Guilford for services at an hourly rate with the total value of the contract estimated to be $44,000. The assessment will include a description of remaining development work and an estimate of the resources required to accomplish the work. At the completion of the project, the Company will provide a written report setting forth its findings, results and conclusions. As of September 30, 1998, $22,000 of services billed was reflected in the balance of accounts receivable. This amount was collected in November 1998.

(9) Subsequent Events

On October 9, 1998 the Company executed two promissory notes with a commercial lender for the purpose of refinancing existing short-term debt and to provide a line of credit for accounts receivable. The financing included a $15,000,000 note to be repaid in monthly installments of principal & interest in the amount of $154,379 through November 2003 at which time the remaining principal balance will be due and a $5,000,000 revolving line of credit with a maturity date of October 1, 1999. The interest rates for both notes, currently 9.25%, is one percent over the prime rate as listed by the Wall Street Journal and resets every six months. The loan is secured by substantially all of the Company's assets and contains a $4,000,000 guarantee by I.L.Morgan, Chairman of the Board. Funds received from this transaction were used in part to repay the $929,614 interim construction loan on the Administrative, Manufacturing and Service Building located on Spencer Road in Denton, Texas, the $2,483,929 amortizing loan secured by the land and building at Jim Christal Road, the Finished Radiopharmaceutical Manufacturing Facility, in Denton, Texas and the $4,944,450 interim construction loan on the Radioisotope Production Facility being built on 20 acres of land in Denton, Texas.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF DEVELOPMENT STAGE ACTIVITIES

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-KSB filed with the Securities Exchange Commission (SEC) on March 31, 1998. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Plan of Operations" included in the Form 10-KSB.

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

Presently, the most commonly used radioisotopes in the United States, such as Thallium-201, Gallium-67, Indium-111 and Palladium-103, which the Company intends to commercially produce, are produced by four domestic radiopharmaceutical companies, primarily for their own use, and by two foreign manufacturers, and are used either independently or in various combinations or "cocktails" to assist in the diagnosis of a myriad of medical conditions, including coronary heart disease, pulmonary embolism, thyroid carcinoma, bone cancer, brain disorders, acute cholecystitis (inflammation of the gall bladder), gastrointestinal bleeding, renal artery stenosis and other diseases. The Company also produces, through its subsidiary, International Isotopes Idaho Inc, the radioisotopes iridium 192- used in remote brachytherapy for cancer of the cervix, strontium-89 used in bone pain palliation due to bone cancer and cobalt-60 used in the gamma knife for inoperable brain tumors.

Since the closing of the Company's Initial Public Offering in 1997, the Company's operations have been concentrated in constructing the proton linear accelerator ("LINAC") and related assets, redesigning and reconfiguring the LINAC for production of radioisotopes and radiochemicals, acquiring land, designing and constructing facilities for the production and distribution of finished radiopharmaceuticals, radioisotopes, radiochemicals and brachytherapy products, raising capital, selling certain accelerator components and excess equipment and entering into strategic alliances with medical and pharmaceutical companies, universities and other institutions.

In November 1997, the Company acquired two buildings located on twelve acres of land in Denton, Texas, and moved all personnel and equipment to this location in December 1997. In September 1998 the Company completed construction of the Finished Radiopharmaceutical Manufacturing Facility within one of the buildings which includes two aseptic manufacturing suites and six terminally sterilized manufacturing suites, and has installed its processing instrumentation equipment. The facility, constructed by MSS Clean Technology, Inc., an internationally known contractor for supplying clean room manufacturing facilities that meet FDA guidelines, will permit the Company to manufacture products in accordance with cGMP procedures. Initial test runs of the Company's I-125 brachytherapy seeds produced under its market and development agreement with Imagyn Medical Technologies Inc. are currently underway. Validation efforts for the facility and related equipment and instrumentation necessary for FDA approval are underway.

In another building at this location, in December 1997, the Company installed a CP-42 Cyclotron accelerator donated by M.D. Anderson Health Service Center to the University of North Texas. This accelerator will be operated by the Company under a lease agreement with the university and has been rebuilt for use in the production of certain radioisotopes. Early in November 1998 the Company achieved successful initial operations of this accelerator. When totally operational, the variable energy accelerator will produce proton energies from 10 MeV to 42 MeV capable of supplying many research isotopes required by medical institutions and emerging radiopharmaceutical companies, as well as commercial isotopes including Flourine-18, Gallium-67, Indium-111, Iodine-123 and Thallium-201.

In October 1998 the Company completed construction of its 37,000 square foot Radioisotope Production Facility that will house the LINAC. The Radioisotope Production Facility is located on 20.16 acres of land the Company has acquired in a 500-acre high technology biomedical research industrial park located in Denton, Texas, known as the "North Texas Research Center." The facility includes the Accelerator Tunnel where the LINAC is currently being installed, the accelerator power support building and the radiochemistry processing building.

Upon full operation of the Radioisotope Production Facility in conformity with the Company's redesign and reconfiguration of the LINAC, the Company intends to produce a wide range of currently used radioisotopes and the upcoming and potentially superior diagnostic and therapeutic pharmaceutical grade radioisotopes. Radioisotopes can be cost effectively produced with the Company's high energy and high current linear accelerator.

The 27,000 square foot Administrative, Manufacturing and Service Building, also located in the research park, was occupied by the Company in August 1998 and serves as the assembly, service and maintenance area for the LINAC. The facility also includes space and capabilities for medical instrument manufacturing as well as various administrative functions.


RESULTS OF DEVELOPMENT STAGE ACTIVITIES

Nine and Three Month periods ended September 30, 1998 and 1997

The Company's net losses for the nine and three month periods ended September 30, 1998 were $2,631,523 and $1,056,680 respectively, as compared to net losses of $3,322,481 and $1,013,826 for the comparable periods of 1997. Net loss per common share for the nine and three month periods ended September 30, 1998 were $.41 and $.16 respectively, as compared to net loss per common share of $.78 and $.20 for the same periods of 1997.

The decrease in the loss for the nine month period was largely due to 1) the receipt of development income related to the Company's ongoing product development contracts, 2) the capitalization of internal labor costs as the Company concentrates its efforts on the construction of the radioisotope production accelerators as well as radiochemistry and radiopharmaceutical facilities and 3) the acquisition of International Isotopes Idaho, Inc.

Revenues for the nine and three-month periods ended September 30, 1998 were $1,833,840 and $962,826, respectively, as compared to $152,015 and $16,828 for the same periods in 1997. Gross profit for the nine and three-month periods ended September 30, 1998 was $840,088 and $451,125, respectively, as compared to $72,728 and $5,979 for the same periods in 1997. The increase in revenues was attributable to the acquisition of International Isotopes Idaho, Inc., a wholly owned subsidiary, and product development contracts.

Operating expenses increased slightly to $3,706,500 and $1,527,683 for the nine and three-month periods ended September 30, 1998, respectively, compared to $3,295,938 and $1,062,262 for the same periods of 1997. Salaries and contract labor expenses for the nine and three-month periods ended September 30, 1998 were $842,771 and $393,425, respectively, as compared to $2,657,724 and $729,690 for the same periods of 1997, a decrease of

$1,814,953 and $336,265. The decreases in salaries and contract labor were attributed to the capitalization of internal labor costs. General and administrative and sales and marketing expenses totaled $2,580,780 and $1,021,655 for the nine and three-month periods ended September 30, 1998 respectively as compared to $474,993 and $261,954 for the same periods of 1997, an increase of $2,033,787 and $759,701. The increase in general and administrative and sales and marketing costs were attributable to increases in personnel for production, marketing, quality assistance, safety and administrative personnel as the Company expanded its organizational structure and began limited operations.

Interest income during the nine and three-month periods ended September 30, 1998 was $259,268 and $19,925, respectively, as compared to $71,780 and $64,522 for the comparable periods of 1997. This increase for the nine-month period was attributable to the investment of funds received from the Company's initial public offering completed in August 1997. Interest income decreased during the three-month period ended September 30, 1998 as the proceeds received in the initial public offering were being used to fund the Company's operations. Interest expense of $47 was recorded for the both the nine and three-month periods ended September 30, 1998, as the Company was capitalizing all debt-related interest payments during this time due to ongoing asset construction, as compared to $186,342 and $37,039 recognized as interest expense for the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

From November 1, 1995 (inception) through May 1997, the Company obtained funds primarily through principal shareholder guaranteed bank loans, sales of accelerator components and excess equipment, sales of Common Stock in a private placement to investors and from loans from stockholders and directors. During the third quarter of 1997, the Company completed an underwritten public offering of 2,200,000 shares of Common Stock, generating $16,907,706 in net proceeds to the Company after commissions and legal, audit, printing and other expenses. The Company received additional funds of $801,133, net of underwriters' discount, in September 1997, as a result of the exercise of the underwriter's overallotment option. The proceeds from this offering have been fully disbursed in the following manner. Approximately $3,200,000 of funds from the public offering were utilized to extinguish all Company debt outstanding at the time of the offering, with the exception of the construction loan for the Company's Administration, Manufacturing and Service Building. Disbursements of approximately $11,949,329 were expended for the purposes of engineering, design and the purchase and installation of machinery, equipment and capital assets. Funds in the amount of $770,000 were utilized for the purchase of a subsidiary and license agreements. Funds in the amount of $1,789,510 were utilized for working capital purposes, including personnel, facilities, insurance and other operating expenses. In response to market demands, funds designated in the Use of Proceeds portion of the Company's August 1997 Prospectus for the purpose of acquisition of radioisotopes and for the development and manufacture of the proposed medical imaging camera and pulsed plasma device were redirected to the construction of its Finished Radiopharmaceutical Manufacturing Facility.

The Company has experienced several changes to its financial ratios during the past year due to construction of assets and related financing activities. Current assets to current liabilities ratio at September 30, 1998 was 1 to 1.72 as compared to 1 to 1.19 for the corresponding period ended September 30, 1997. The total assets to total liabilities ratio for the corresponding periods were
1.97 to 1 and 1 to 1.19. Shareholder equity decreased to $17,193,090 from $17,697,203.

Refinancing of short-term debt, subsequent to September 30, 1998 has provided capital for the completion of construction projects currently underway. In addition, this refinancing provides access to funds for the purchase and/ or lease of radiopharmaceutical equipment (see note 9 of the notes to condensed consolidated financial statements). Management is continuing negotiations for additional debt or equity funding to allow for increased facility expansion for the production of finished radiopharmaceuticals to respond to additional demands from potential customers. Management anticipates, based on its currently proposed plans and assumptions relating to its operations, that the current cash resources, proposed financing, income from operations and sale of assets held for sale will be sufficient to sustain operations for at least the next 12 months. However, there can be no assurance that the Company will be able to secure financing on terms satisfactory to the Company.

YEAR 2000 ISSUE

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the year 2000. The Company has established an enterprise-wide program to assess the extent of the Company's exposure to Year 2000 issues and to formulate and execute a plan to effectively mitigate the effects of the Year 2000 problem on the Company's operations.

The Company has established an Executive Steering Committee to provide oversight to the implementation of the Year 2000 program and is responsible for reviewing and approving the plans, activities, and decisions associated with identifying and mitigating the risk associated with the Year 2000 problem. The committee also reviews budgetary information, provides guidelines and acts as a liaison to the Board of Directors, which has the ultimate responsibility for the budget and mitigation of the Year 2000 problem. Responsibilities for implementing the plan have been assigned and the Company is in the process of establishing an accurate inventory of equipment, systems, software, and any embedded software that could be affected by the Year 2000 problem.

The company anticipates it will have substantially completed an inventory of all information technology and other equipment by December 30, 1998 and will then address the Year 2000 compliance of such equipment.

In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 issue. The Company has commenced inquiries of key vendors regarding the status or the respective Year 2000 compliance procedures, and in certain cases, certifications regarding Year 2000 compliance have been obtained. The Company intends to develop contingency plans in the event key vendors do not provide the Company with satisfactory evidence of the readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the readiness of its key vendors and to create action plans to address any identified risks.

Because the Company's assessment is not yet complete, the Company has not yet estimated the total cost of the Year 2000 remediation including modification, upgrade, or replacement of systems and equipment. The Company expects to identify and resolve all Year 2000 issues that could materially and adversely affect its business operations by March 31, 1999. The total cost of the remediation efforts has not yet been estimated and unanticipated failures by key vendors, as well as failures by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's financial position or results of operations.


PART II.   OTHER INFORMATION

Item 2. Changes in Securities

In July 1998 the Company issued 29,017 shares of its Common Stock to Dr. Roger
M. Good and Endo Tech Inc. for the world-wide rights under Patent No. 5,342,383 and an FDA approved 510(k) for the use, sale, lease, manufacture and distribution of sputter coated spherical I-125 brachytherapy seeds. The Company believes that these seeds will be superior in encapsulation safety and dose distribution for the treatment of prostate cancer and other tumors. The Company made an initial payment of $250,000 at the time of the execution of the agreement. An additional payment of $250,000 is due to be paid when 100,000 seeds have been sold commercially. The Company issued the shares, representing $500,000 of Common Stock, upon receipt of permission from the FDA to market I-125 seeds. Additionally, the Company will issue options for 60,000 shares of its Common Stock as various annual sales volume goals are reached, and agreed to pay a running royalty calculated as a percentage of net sales price, based on various sales price levels. The issuance of shares of the Company's Common Stock in connection with the license agreement with Dr. Good was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder.

Common Stock shares outstanding at September 30, 1998 totaled 6,567,625.

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

In August 1998 the Company entered into a contract with Guilford Pharmaceuticals to provide an assessment of work needed to commercialize Guilford's Dopascan product, an imaging agent for the diagnosis of Parkinson's disease. The Company will bill Guilford for services at an hourly rate with the total value of the contract estimated to be $44,000. The assessment will include a description of remaining development work and an estimate of the resources required to accomplish the work. At the completion of the project, the Company will provide a written report setting forth its findings, results and conclusions. As of September 30, 1998, $22,000 of services billed was reflected in the balance of accounts receivable. This amount was collected in November 1998.

Item 6.  Exhibits and Reports on Form 8 - K

Exhibits:

27.1  Financial Data Schedule

Reports on Form 8-K:

The Company filed Form 8-K on October 26, 1998 regarding the restructuring of long-term financing and the occupancy of the facilities.