Form 10-K
period 1998-12-31
INTERNATIONAL ISOTOPES INC
filed 1999-04-15
CIK 1038277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended December 31, 1998

                                       OR

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ______________

                             Commission file number
                                     0-22923

                           INTERNATIONAL ISOTOPES INC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 30, 1999 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $36,646,778.

As of March 30, 1999 the number of shares of common stock, $.01 par value, outstanding was 7,511,625 shares.

Documents Incorporated by Reference:
--------------------------------------

The information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

INTERNATIONAL ISOTOPES INC

FORM 10-K

TABLE OF CONTENTS


                                                                       Page No.
Part I.

Item 1.   Business ..................................................      3
Item 2.   Properties ................................................     20
Item 3.   Legal Proceedings .........................................     21
Item 4.   Submission of Matters to a Vote of Securities-Holders .....     21

Part II.

Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters ...........................     21
Item 6.   Selected Financial Data ...................................     22
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................     22
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk..     27
Item 8.   Consolidated Financial Statements..........................     27
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .....................     27

Part III.

Item 10.  Directors and Executive Officers of Registrant ...........     27
Item 11.  Executive Compensation ...................................     28
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management .........................................     28
Item 13.  Certain Relationships and Related Transactions ...........     28

Part IV.

Item 14.  Exhibits, Financial Statement Schedule
            and Reports on Form 8-K ................................     28

Power of Attorney ..................................................     30
Signatures .........................................................     30

PART I

        Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed herein, including, without limitation, the risks discussed in this Item 1, "Business" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

Item 1.  BUSINESS

General

        International Isotopes Inc, a Texas corporation (the "Company" or "I3"), is a developmental stage company that is planning to produce, market and distribute a full range of products used in diagnostic and therapeutic nuclear medicine, research and industry. Our strategy is to rapidly establish a position in the market as the first U.S. based independent commercial manufacturer of a broad range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals, including medical devices (on a contract or joint venture basis) for the nuclear medicine industry. We are also engineering instrumentation and products for the radiation therapy and medical imaging markets.

        There are no current significant U.S. suppliers of commercial radioisotopes or pharmaceutical-grade radioisotopes and, primarily due to commitments of existing government-owned facilities, there is no consistent domestic commercial supplier of promising new radioisotopes for use in research, clinical trials and nuclear medicine. Further, many of the promising new radioisotopes have short half-lives, less than 24 hours, necessitating expeditious manufacture and distribution to hospitals, clinics and research institutions. The Company calculates that, due to its central location near major airports and its expected operating efficiencies, it will be able to serve this market.

        Radioisotopes are radiation emitting atoms that are indispensable components of nuclear medicine diagnostics and in-the-body ("in vivo") therapeutics. When a specifically selected radioisotope is attached or "tagged" to one of a variety of pharmaceuticals, the resulting product is known as a radiopharmaceutical. The pharmaceutical component acts as a carrier to seek out targeted internal organs, tumor sites and/or cells for which it has a predetermined natural affinity. In diagnostics, the radioisotope components provide a signal as to the location of the attached pharmaceutical as it targets the specific organ or site. This process, in turn, is captured by external imaging equipment such as positron emission tomography ("PET") and single photon emission computed tomography ("SPECT") cameras. In therapeutics, the radioisotope component provides in vivo treatment of the targeted organ, cancerous tumor and/or cancerous cell site through the emission of either charged particles or photon radiation to locally treat the tumor site. In therapeutic radiopharmaceutical "in vivo" applications, radioisotopes may also be placed into the body at the site of a tumor as part of a medical device. This process is known as permanent implants or remotely inserted and retractable brachytherapy.

        Radioisotopes are produced commercially either by an accelerator (a linear accelerator or a cyclotron ) or a nuclear reactor. Accelerators are machines that accelerate charged particles, generally protons, to bombard a stable (non-radioactive) isotope target, causing a reaction such that the target isotope is transformed into a radioactive isotope. A nuclear reactor produces radioisotopes by bombarding a stable isotope target with neutrons.

        Since our incorporation in November 1995 our operations have been primarily concentrated in acquiring the proton linear accelerator ("LINAC") and related assets, redesigning and reconfiguring the LINAC for production of radioisotopes, acquiring land and designing and constructing facilities for the production and distribution of radioisotopes, radiopharmaceuticals and brachytherapy products. We have raised equity and debt capital , hired key management and operational personnel, established production methods, marketing arrangements, quality assurance and quality control, and distribution and customer service, and entered into strategic alliances with medical and pharmaceutical companies, universities and other institutions.

        In May 1996, for approximately $2.9 million, we acquired, through competitive bid from the State of Texas the equipment, proprietary designs and certain intellectual property rights comprising the LINAC. This was part of the U.S. government's 53 mile Superconducting Super Collider ("SSC ") project. The State of

Texas had acquired all of the SSC project's land, facilities, equipment and intellectual property from the U.S. government as part of a settlement among the State of Texas, the U.S. government and the DOE following Congress's termination of the SSC project in 1994. The LINAC has been redesigned and reconfigured, and is being installed in the Company's newly constructed Radioisotope Production Facility to produce an energy level and beam intensity calculated to produce radioisotopes at substantially lower unit cost and five times the volume of the commercial proton cyclotron accelerators that are currently in use in the United States.

        We are conducting final installation and commission for operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration. We will produce the most commonly used radioisotopes, radiochemicals, radiopharmaceuticals and the emerging potentially superior diagnostic and therapeutic pharmaceutical grade radioisotopes which can only be accelerator-produced with the high energy (70 MeV) and the 1.0mA beam intensity of the LINAC.

        We completed our initial public offering of $20,700,000 of Common Stock in August 1997 and September 1997. Net proceeds from this offering totaled $17,708,839. In 1998, through Texas State Bank, we have refinanced construction and other real estate loans in the amount of $15,000,000, established a $5,000,000 revolving receivable line credit and obtained $5,000,000 in equipment lease financing. From December 1998 through February 1999 we closed a private placement of securities resulting in additional equity of $9,500,000 in 1998 and $1,614,750 through February of 1999, net of commissions and expenses. Prior to our public offering, the Company had funded its operations through a combination of loans, private equity financing and the sale to third parties of excess equipment and tools acquired in connection with the LINAC assets.

        Our 35,000 square foot building housing the Radioisotope Production Facility was completed in September 1998. The Radioisotope Production Facility is located on 20 acres of land the Company acquired in a 500-acre high technology biomedical research industrial park located in Denton, Texas, known as the "North Texas Research Center." We have also completed a 27,000 square foot building housing the Administration, Manufacturing and Service Facility for servicing the LINAC, construction of production equipment and manufacturing of the medical instrumentation and camera scanners. In addition we have constructed a 25,000 square foot finished radiopharmaceutical production suite in the Radiopharmaceutical Manufacturing Facility and have also remodeled the separate 12,000 square foot building located at this site for installation of the Cyclotron used in the production of short-lived isotopes and certain research isotopes.

         The North Texas Research Center and other facilities are strategically located adjacent to a principal highway approximately 24 miles from the Dallas/Fort Worth International Airport and approximately 14 miles from Alliance Industrial Airport. The radioisotopes and radiopharmaceuticals we manufacture will be packaged for immediate transport by same day or overnight carriers, which have distribution hubs at these airports. Most radioisotopes used in nuclear medicine have limited half-lives and the proximity of the Company's facilities to these airports will enable us to deliver our radioisotopes and radiopharmaceuticals to most locations in the United States within 4 hours to 24 hours of production.

Industry Overview and Target Markets

        Cancer is the leading cause of death in the United States after heart disease. According to the American Cancer Society, an estimated 1.2 million persons were diagnosed with the disease in 1998. Worldwide, there are more than 200 drug products currently under development for both cancer diagnostics and treatment according to the Frost & Sullivan (F & S) 1997 Report. Many of these are radiopharmaceuticals that require specific radioisotopes, which we expect the LINAC to produce.

        According to a report by the Committee on Biomedical Isotopes of the Institute of Medicine-National Academy of Sciences entitled "Isotopes for Medicine and Life Sciences (the "IOM Report"), nuclear medicine was estimated to be a $7 to $10 billion industry in the United States in 1995. According to the F & S 1997 Report, the U.S. diagnostic radiopharmaceutical segment, in which the Company plans to participate, was estimated at $666 million in 1998, increasing at a 12% compound annual rate, which would result in an approximately $935 million U.S. market for diagnostic radiopharmaceuticals by the year 2001. The IOM Report also states that one out of every three hospital patients in the United States undergoes a procedure involving the use of radioisotopes for diagnosis or therapy and more than 13 million diagnostic medical procedures employing radioisotopes are performed annually. Based on the 13 million diagnostic medical procedures and the projected 12% compound annual growth rate thereof, the Company estimates that there will be approximately 21 million diagnostic medical procedures employing radioisotopes performed in the United States by the year 2001. The US market represents approximately 50% of the world market which provides a current total market of $1.37 billion.

        Market reports indicate that the in vivo therapeutics radiopharmaceutical segment of nuclear medicine, in which the Company is also executing plans to participate, will grow at a substantially higher rate based on anticipated FDA approvals of a number of monoclonal antibodies, peptides and other pharmaceutical carriers, currently in clinical trials, for in vivo therapeutic treatment of various forms of cancer, including primary and secondary tumors, metastasized sites and various organ disorders. In vivo therapeutic doses of radioisotopes (measured in millicuries) administered to a patient are generally ten to 100 times greater than diagnostic doses, as illustrated by various new drug applications filed with the FDA. Accordingly, they will generate proportionally greater revenues. The 1997 F & S Report supports the Company's belief. It predicts that the therapeutic radiopharmaceutical market will grow from $48 million in 1996 to $681 million in 2001.

         In addition, according to the 1997 report by Technology Marketing Group
(TMG), approximately 490,000 therapeutic medical procedures employing radioisotopes were performed in the United States in 1995 with each such procedure requiring multiple therapeutic treatments, resulting in more than one million therapeutic treatments employing radioisotopes. The F & S 1997 Report projects that the world market for therapeutic radiopharmaceuticals used in oncology will grow at a compound annual rate of 69.7%, which should result in over ten million therapeutic medical procedures employing radioisotopes being performed in the United States by the year 2001.

        The radiation therapy industry is estimated by the 1997 TMG Report to be a $19 billion market with 90% of the procedures accomplished with external photon radiation sources. The use of permanent implant brachytherapy devices, such as the Company's iodine-125 brachytherapy seeds, is rapidly expanding in usage for localized internal radiation therapy, especially in prostate cancer. The 1998 Radiation Oncology Census Summary Report issued by TMG reported the number of patients treated with iodine-125 seeds increased 131% from 1995 to 1997.

        We will market radioisotopes, pharmaceutical grade radioisotopes, finished radiopharmaceuticals and medical devices for use in nuclear medicine to
(i) pharmaceutical companies, including the radioisotope producing companies engaged in creating radiopharmaceuticals by coupling radioisotopes with carrier drugs; (ii) radiopharmacies that prepare individual radiopharmaceutical dosages per prescription and also distribute radiopharmaceuticals); (iii) hospitals, clinics, physicians and licensed technicians that produce radiopharmaceutical dosages for patients; (iv) university medical research centers; and (v) industrial users.

Products

        We are initiating manufacturing, marketing and distribution plans to provide a full spectrum of products for the radiopharmaceutical industry by manufacturing and/or developing radioisotopes, including radiochemicals and radiopharmaceutical grade radiochemicals; finished radiopharmaceuticals; medical devices; turnkey accelerator facilities; and a high-resolution medical imaging camera. We will also provide radiochemicals for research and industrial applications.

        Radioisotopes and Radiochemicals

        We will produce a full line of radioisotopes using a 42 MeV cyclotron, our LINAC, and the reactor that is under contract to our Idaho subsidiary. We are also establishing a network of accelerators and reactors around the world to provide additional radioisotopes and to provide back-up capabilities. These radioisotopes will be sold directly by our sales and marketing staff. We have held discussions with many potential customers and have compiled an extensive database of their requirements. In addition, we intend to use the Internet to inform customers of the availability, quantity and delivery of radioisotopes we expect to produce. The following table provides an overview of the radioisotope and pharmaceutical grade radiochemical products, their intended use and the estimated market size for each product:

                                                            Estimated Annual
     Radioisotope               Product Use                    Market ($000)
     ------------               -----------                  ---------------
    Thallium-201     Myocardial perfusion imaging            $    125,000
    Strontium-89     Bone Pain Palliation                    $     10,000
    FDG/F-18         Cancer diagnosis                        $     22,000
    Iodine-123       Thyroid cancer diagnosis                $    150,000
    Gallium-67       Cancer and inflammation diagnosis       $      5,000
    Strontium-82     Heart function diagnosis                $      2,000
    Copper-64        Imaging for cancer and metabolic
                     disorders                               $      2,000
    Iodine-125       Prostate cancer therapy                 $     15,000
    Palladium-103    Prostate cancer therapy                 $     26,000
    Germanium-68     PET camera calibration source           $      1,000
    Cobalt-57        Gamma camera calibration source         $      3,000
    Iridium-192      Industrial radiography, brachytherapy
                     sources                                 $      3,000
    Cobalt-60        Tumor irradiation                       $      2,000
    Strontium-89     Bone pain palliation                    $      1,000
    Nickel-63        Gas chromatograph detector unit         $        200
    Barium-133       Transmission source for gamma camera    $        200
    Cobalt-60
    recycling        Industrial radiation devices            $        100
    Hot cell services   Radioactive material examination     $      2,000
                                                             ------------
                                                             $    371,500
                                                             ============

        Our International Isotopes Idaho Inc subsidiary produces and sells reactor-produced materials. These products are used in industrial, research and medical applications. In addition to bulk radioisotopes, the Idaho facility provides a wide variety of hot cell services, including inspection, photography, and destructive and non-destructive testing of highly radioactive equipment.

        Finished Radiopharmaceuticals

        We have completed the construction of a 25,000 square feet finished radiopharmaceutical production suite within our Radiopharmaceutical Manufacturing Facility. This facility was designed to manufacture radiopharmaceutical products. Some products, such as radiolabeled monoclonal antibodies, can not be sterilized with an autoclave because the high temperature in the autoclave would destroy the antibodies. These products require ultra-clean filling operations. The facility is designed to handle these products and includes processing equipment for cleaning and sterilizing components and filling in aseptic conditions.

        The Radiopharmaceutical Manufacturing Facility will be used to manufacture products on a contract-manufacturing or joint venture basis and to produce a full line of finished radiopharmaceutical products. It is expected that in most cases the finished products will be manufactured by the Company and marketed by third parties. One example of this type of an arrangement is the agreement signed with Bracco Diagnostics in which Bracco will market and sell the finished radiopharmaceutical for the diagnosis of heart disease. The Company is in active discussions with a number of companies to act as their contract manufacturer. Our approach to finished radiopharmaceutical production is to partner with clients and share in the risk of product introduction and in the profit of the products when fully introduced to the market. Arrangements may be structured as joint ventures, long-term agreements, alliances with one or more companies or straight contract manufacturing in order to reliably provide quality products and services.

        The following table provides a market overview of the some of the finished radiopharmaceutical products under discussion:

                                                                   Estimated Annual
    Isotope(s) Used                     Product Use                  Market ($000)
    ---------------                     -----------                 -----------------
    Iodine-131                 Non-Hodkins lymphoma therapy            $    200,000
    Iodine-123                 Parkinson's disease diagnosis           $     96,000
Rhenium-188, Phosphorus-32,
 Yttrium-90, Iridium-192       Prevention of coronary restenosis       $    342,000
    Holmium-166                Multiple myeloma therapy                $    137,000
                                                                       ------------
                                                                       $    775,000
                                                                       ============


        In March 1999 the Company entered into an agreement with GammaPlus, LLC to form a limited liability company called GammaPlus DFW, LLC to manufacture and sell Fluorine-18/FDG in the Dallas/Fort Worth area. During the second quarter of 1999, we will provide the venture with $50,000 cash and Fluorine-18 produced in our accelerator and processing facility. We own a minority interest in the venture but will receive 50% of the net profit.

        Medical Devices

        We began manufacturing an FDA 510 (k ) approved and patented iodine-125 brachytherapy seed widely used in prostate cancer therapy in March 1999. This product is marketed under an exclusive agreement with Imagyn Medical Technologies. The agreement grants Imagyn an exclusive, worldwide license to market the brachytherapy seeds provided minimum sales levels are attained. Estimates for the 1999 U.S. prostate brachytherapy market range from $175 million to $225 million. We are investing in an automated production facility that will allow us to support 20-30% of that market demand, although there can be no assurance we will be able to capture this percentage of the market. We also intend to manufacture a palladium-103 brachytherapy seed using our LINAC and the same production technology as that used in the iodine-125 seed production.

        Other Products

        Foreign countries have expressed enough interest to cause the Company also to plan on providing turnkey accelerator facilities for the production and processing of radiochemicals and radiopharmaceuticals. This product includes a LINAC, a radiochemistry production facility and a finished radiopharmaceutical manufacturing facility as a turnkey complex to provide radioisotopes, pharmaceutical grade radiochemicals and radiopharmaceuticals for marketing in strategic world regions. These regions include Europe, the Pacific Rim, Asia and other locations. Marketing will be accomplished through joint ventures with local pharmaceutical companies and governmental entities.

        We also intend, under an exclusive worldwide license with Hospital Finance Corporation, and the University of Texas Southwestern Medical Center, to complete development of a high-resolution medical imaging camera, key components of which are patented. Marketing of the medical cameras is anticipated on a joint venture basis with medical instrumentation companies currently marketing products for diagnostic medicine.

        The Company intends to continue to enter into formal relationships with universities and medical institutions in the southwestern United States and elsewhere to assist in the research and development of radioisotopes and radiopharmaceuticals in exchange for exclusive commercial rights to the developed technology. We intend to employ these developments in our own product lines or license the technology to other pharmaceutical or medical instrumentation companies, which possess a larger market presence.

Customer Service and Distribution

        We have established a customer service department and order entry function to support our current and future products. Customer orders are processed with an integrated computer system with links to finance, production planning, manufacturing, purchasing and distribution. A flexible system has been designed to accommodate a wide range of marketing arrangements with partner companies. Orders can be received from the product end-users, or through a partner's customer service operation.

        The customer service function will receive orders by toll-free telephone, fax, e-mail or a direct electronic interface with a marketing partner. Order acknowledgments, shipment confirmations and other customer reports can be transmitted electronically and automatically to the marketing partner. We plan to establish a full e-commerce capability on our web site, so that orders can be received and processed directly from the Internet.

        An elaborate distribution network has been established to ensure reliable delivery of time-sensitive products. Contracts have been negotiated with courier services such as FedEx and UPS and dedicated computer systems for each carrier have been installed on the Company's premises. These computer systems have been integrated with the Company's system so that customer and order information is automatically transferred to the carrier computers. A procedure is in place to track shipments to their destinations, and to provide this information to customers.

        A network of specialty air couriers has also been established for specific delivery requirements. This provides 24-hour, 7-days a week service for raw material radioisotopes shipped into the company's facilities for further processing, and for finished goods shipped to end-user customers. A ground transport network is being established for less time-sensitive products, for local deliveries and for inter-site transport.

        Distribution staff is certified for the transport of dangerous goods under regulations of the Department of Transportation ("DOT") and the International Air Transport Association ("IATA"). Shipping facilities and procedures are all designed to comply with applicable DOT and IATA requirements.

        Both the customer service and the distribution operations are being designed to eventually accommodate a volume of more than 1,000 orders and shipments per day.

Supply of Raw Materials

        Enriched stable isotopes, which are used as targets (i.e. bombarded with protons or neutrons to produce radioisotopes), constitute the principal raw materials required for the manufacture of accelerator-produced radioisotopes. The principal United States source for enriched stable isotopes has been the DOE Oak Ridge National Laboratory in Oak Ridge, Tennessee, which relies on Congressional funding for continuing production. Last fall the U.S. government announced it may discontinue operation of the Calutron at the Oak Ridge facility; however, a substantial inventory of enriched stable isotopes still exists and plans are in process to privatize the marketing and sale of this inventory to U.S. users for continuing operations. Suitable enriched isotopes are available from Russia, Israel and The Netherlands and other foreign sources. The energy and current of the LINAC are sufficient to produce most radioisotopes from non-enriched stable isotopes, which are in abundant supply. The production process will require various proprietary chemical separation techniques that will produce additional cost, although these costs may be offset in part by reduced cost of raw materials. We have been able to purchase enriched stable isotopes from the DOE's inventory and from other companies in sufficient quantities to meet our current needs.

Manufacturing

        In the fall of 1998, the Company completed construction of the building housing its 20,000 square foot Radio-Chemistry suites and its 15,000 square foot LINAC facility which comprises the Radioisotopes Production Facility, which is expected to become fully operational in mid 1999, and laboratories for production and processing of radioisotopes and pharmaceutical grade radiochemicals. Although an earlier forecast called for limited production in late 1998, we experienced delays of approximately six months in initial LINAC operations due to vendor and other problems related to several critical LINAC components. During these delays, we continued to fine tune and put into operation those components not affected by vendor delays. As a result, on March 2, 1999 the ion source and the radio-frequency quadropole accelerator, two of the three major accelerator subassemblies were successfully installed and tested. The installation of the drift tube accelerators, the last major subassembly, will allow the completely assembled accelerator to produce initial beam. All of the equipment required for operation of the accelerator has now been received onsite and is being installed. The Company intends to use production strategies that yield high quantities of desired radioisotopes with minimal impurities.

        It is anticipated that the LINAC will eventually operate 24 hours per day, six days per week on an annual basis and its reliability will be critical. The production schedules are generally for eight-hour periods with processing completed within two hours. The production of radioisotopes cannot be commenced until regulatory approval has been obtained for the Radioisotope Production Facility, which includes a review of the intended manufacturing process and inspection for compliance with cGMP regulations. Authorization has been received from the Texas Department of Health, Bureau of Radiation Control ("TDH-BRC") that allows for limited operations of the LINAC. Further amendments to the license will be required for full operations.

        The 42 MeV Cyclotron accelerator obtained from M.D. Anderson Cancer Center and leased from the University of North Texas has been installed in a 12,000 square foot facility for the production of short-lived radioisotopes. The facility houses the accelerator, radiochemistry processing and operations that are anticipated to function 6 days a week, 24 hours a day with production schedules as short as two hours. In September 1998 the TDH-BRC issued a license allowing for operation and testing of external beam on beam stop. In November 1998, the Cyclotron was successfully tested and produced a proton beam with enough current to provide successful initial operations. In January 1999, we received the license amendment for acceptance testing for production of limited quantities of Thallium 201, a major radioisotope used in the diagnosis of heart disease and cardiac function. Limited production runs were delayed from late 1998 to February 1999 because of the need for additional repairs and modifications to the equipment and facilities as well as the length of time needed for final certification. Accordingly, commercial production from the Cyclotron has been delayed from early to mid 1999.

        Construction of the Radiopharmaceutical Manufacturing Facility, originally scheduled for completion in June, was delayed until September 1998 due to changes in our construction contractor's schedule. Accordingly, certification, validation and full operation, originally anticipated in November 1998, was also delayed. Initial operation of the facility commenced in January 1999. Validation of the facility and validation of the equipment and processes for the production of our I-125 brachytherapy seeds for the treatment of prostate cancer were completed early in 1999. The facility will operate on a 24 hour a day basis, six days a week as needed to meet radioisotope and radiochemical production schedules to coincide with radiopharmaceutical production.

        In December 1998 the TDH-BRC issued a sealed source safety evaluation and license amendment which allows for the distribution of the I-125 brachytherapy seeds throughout the United States. In December 1998 and February 1999, we made shipments to Beta test sites for product evaluation.

        Quality assurance and quality control will be performed according to cGMP regulations. The Company intends to maintain a quality control ("QC") unit that is responsible for the quality of all components, containers, in-process materials, labeling and final radiochemical or radiopharmaceutical products. We also intend to maintain a quality assurance unit responsible for reviewing and controlling basic and training records and for the Company's compliance with cGMP regulations. In-process materials will be tested for identity, strength, quality and purity as appropriate and approved or rejected by the QC unit before, during and after the production process. Materials stored for long periods of time also will be subject to QC unit review.

Competition

        Within the United States, there currently is no producer of a full range of radioisotopes, pharmaceutical grade radiochemicals, finished radiopharmaceuticals and medical devices for commercial sale to the nuclear medicine industry. Currently, radioisotopes produced by a cyclotron accelerator are manufactured in the United States principally by pharmaceutical companies primarily for their own radiopharmaceutical products. We believe that hospitals, medical institutions and universities also produce certain short-lived radioisotopes utilizing small cyclotron accelerators, principally for their own needs.

        Presently, the most commonly used radioisotopes in the United States, most of which the Company intends to commercially produce, are produced by Dupont Pharmaceutical Co., Mallinckrodt Medical, Inc., Nycomed Amersham and Theragenics, Inc., primarily for their own use, and by foreign manufacturers.

        There is substantial competition in the medical imaging camera market. The Company faces competition in the United States imaging market from a large number of U.S. and foreign firms, including ADAC Laboratories Inc., GE Medical Systems, Picker International Inc., Hitachi, Ltd., Siemens Medical Systems, Inc., SMV Corporation, Toshiba Corp. and Trionix Research Laboratory, Inc., all of which have significantly greater financial and technical resources and production and marketing capabilities than the Company.

Patents and Proprietary Rights

        Since the founding of the Company, we have been both developing and acquiring intellectual property in three major areas of technology. Since the acquisition of the LINAC which was part of the US Government's Superconducting Super Collider ("SSC") project, the Company has been redesigning, reconfiguring, and making improvements to the LINAC in order for it to operate in a multi-energy multi-targeting configuration at energy levels up to seventy million electron volts ("70 MeV") and to be able to manufacture a large variety of radioisotopes. We have also entered into a number of different joint development programs with third parties in connection with both the design and enhancement of the LINAC that includes exclusive rights to technology, know how, designs and patents.

        In addition, the Company has acquired and developed technology in connection with its program to manufacture radiopharmaceutical products. For example, it has acquired an exclusive license from Dr. Roger Good and EndoTech, Inc. to certain patents and related technical know-how relating to radioactive seeds for use as temporary or permanent implants in the brachytherapy treatment of cancer. A joint development effort with Imagyn Technologies, Inc, has made further improvements to the brachytherapy seed technology potentially patentable.

        Additional patents are planned in developing new imaging technology based upon the preexisting imaging technology it had previously licensed. For example, the company has entered into a sponsored research agreement with the University of Texas Southwest Medical Center at Dallas to develop advanced medical imaging systems based upon existing patented and non-patented technology of International Isotopes and UT Southwest.

         These programs have resulted in the development of inventions, improvements, discoveries and know-how which the Company protects through relying on a combination of patent, copyright, trademark and trade secret laws and through the use of confidentiality agreements with employees, independent contractors and the party developers. The Company has already filed a number of patent applications in connection with the improvements to the LINAC and is in the process of preparing additional patent applications on other LINAC improvements that will be filed in the future. The Company is also preparing a patent application on an invention relating to a potential brachytherapy product. The Company has also filed trademark applications for protecting its trademarks, " INTERNATIONAL ISOTOPES" and "I3" in numerous countries around the world. We will continue to protect our intellectual assets through an aggressive patent and copyright policy.


Government Regulation

        The Company has obtained various permits from the Texas Department of Health Bureau of Radiation Control (TDH/BRC) to use sources of radiation. These include (1) radioactive material licenses (a) to manufacture and distribute radiochemicals and radiopharmaceuticals and to perform acceptance testing on the Cyclotron and associated components; and (b) to develop imaging systems; (2) Registrations to (a) perform acceptance testing on the LINAC and associated components and facilities; and (b) operate various lasers; and (3) a Radioactive Sealed Source and Device (SSD) Registry sheet for the iodine-125 Brachytherapy Source. The SSD Registry sheet is required for regulatory agencies to authorize medical facilities to receive and use the IS-125 source. In addition, the Company has received a 510(k) from the United States Food and Drug Agency (FDA) to allow medical use of the iodine-125 brachytherapy Source and has received permits from the TDH Bureau of Food, Drug and Medical Devices to manufacture and distribute medical products in Texas.

        Regulation of Radioisotope Production and Radioactive Waste. The manufacture of radioisotopes and radiopharmaceuticals is subject to extensive federal and state regulation. Prior to commencing operations, approval of our Radioisotope Production Facility and the Radiopharmaceutical Manufacturing Facility must be obtained from the TDH-BRC and, prior to transporting radiopharmaceuticals across state lines, from the FDA. In addition, the DOT regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. The Radioisotope Production Facility and the Radiopharmaceutical Facility will be subject to continual inspection for compliance with cGMP regulations, which require that the Company manufacture radioisotopes and maintain manufacturing, testing and quality control records in a prescribed manner. Since the Radioisotope Facility and the Radiopharmaceutical Facility will not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, will not be designated as a "fixed nuclear facility," we will not be subject to regulation by the United States Nuclear Regulatory Commission (the "NRC") or the DOE except in the International Isotopes Idaho operations. Texas Department of Health and FDA regulations provide that a radioisotope production facility may not be used for any purpose other than the production and distribution of radioisotopes, radiopharmaceuticals and medical devices.

        We will be required to file a Drug Master File ("DMF") with the FDA for each radioisotope proposed to be produced and used in radiopharmaceutical products. Radioisotopes delivered to pharmaceutical companies for coupling with drug carriers to create their own proprietary radiopharmaceuticals generally will be covered by NDAs filed by the respective pharmaceutical company, which will make reference to our applicable DMF. The DMF is a compilation of information relating to the proposed product, required by the FDA, to determine the identity, purity, strength and manufacturing documentation used for the product and also contains analytical methods documentation and compliance with established specifications. The DMF does not contain any clinical information, but becomes a part of the customer's NDA. In some cases, it may be necessary for the customer to generate clinical data for the radiopharmaceutical incorporating the radioisotope. The Company is currently negotiating with various pharmaceutical companies to manufacture radioisotopes under their existing NDA's, the success of which cannot be assured.

        Pursuant to the Low Level Radioactive Waste Policy Act of 1980, states are required to assure the safe disposal of mildly radioactive materials. The disposal of radioactive waste is regulated in Texas by the Texas Natural Resources Conservation Commission ("TNRCC"), which enforces federal regulations promulgated by the NRC and the EPA and its own regulations. Regulatory issues arising from the handling, retention and disposal of solid and liquid radioactive waste are governed by the Texas Regulations for the Control of Radiation. Radioactive waste produced by us will fall into the category of low-level radioactive waste as the production and processing of radioisotopes generate a certain amount of low-level, solid radioactive waste. Most of this waste will be in the form of used laboratory expendables, such as latex gloves and absorbent paper used to protect laboratory counter tops from direct exposure to spilled materials. Most radioactive material handled by the Company is short-lived and will be held for decay until it is indistinguishable from background radiation. It will then be appropriately disposed of as non-radioactive waste. Some radioactive material will be disposed of through the usual commercial channels used by universities, medical institutions and industrial users of radioactive materials. Texas Regulations permit a limited amount of specified radioisotopes, generally those with half-lives of less than 300 days and which have decayed through ten half-lives, to be disposed of by transport to a commercial municipal waste facility.

        The production of radioisotopes at the Radioisotope Production Facility will include the chemical separation of radioisotopes. This may lead to the production of a mixture of low-level radioactive materials, water, organic solvents and inorganic salts. As is common practice, the Company will hold such materials on-site for a period of time until the radioisotopes decay to stable isotopes, at which time the materials can be moved off-site for disposal by commercial waste handlers. Liquids resulting from the processing of radioactive products or from the washing down of hot cells or other decontamination procedures will be stored in the Radioisotope Production Facility. The purpose of such storage is to provide for on-site decay to levels of activity where it is permissible to dispose of the liquids through discharge into the sewerage system. It is calculated that its storage capacity will be sufficient to permit the holding of radioactive material until the products decay to negligible levels.

        Regulation of Proposed Medical Imaging Camera. Our proposed medical imaging camera as well as our medical devices is subject to extensive federal and state regulation. The proposed products will be regulated as medical devices and require pre-market clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a Class I, Class II or Class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to the cGMP regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are generally devices, which support or sustain human life or present a potential risk for illness or injury. FDA regulations include "emission computed tomography systems" as Class II devices, which are defined as devices intended to detect the location and distribution of gamma-ray and positron-emitting radioisotopes in the body and produce cross-sectional images through computer reconstruction of the data. Accordingly, we believe that our proposed medical imagining camera will be classified as a Class II device.

        Regulation of Brachytherapy Devices. We are also registered as a medical device manufacturer for brachytherapy devices with the FDA. As such, the Company may be inspected from time to time by the FDA for compliance with cGMP regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, we will be required to comply with various FDA requirements for labeling, reporting, malfunction and misuse associated with the use of our devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications.

        Other Regulations. In the event the Company enters into agreements with suppliers to acquire neutron-produced research and therapeutic radioisotopes or accelerator-produced radioisotopes for distribution by us, we will be subject to regulations of the Texas Department of Health regarding the handling of radioactive materials, but we believe we will not be subject to regulation by the NRC or any other agency for the accelerator production of the radioisotopes, including attendant radioactive waste in connection with such production, which will be the responsibility of the contracting supplier.

        Any radiopharmaceuticals developed under arrangements between the Company and medical institutions and universities will require, prior to sale, approval of the FDA, which has established mandatory procedures and standards for the clinical testing, manufacture and marketing of therapeutic and diagnostic products. This process is protracted and costly, and involves preclinical animal studies, the filing of an investigational new drug application, human clinical trials and the approval of a new drug application which will be the responsibility of the pharmaceutical company licensed under the development. We will also will be subject to regulation by the EPA, the TNRCC and OSHA with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. We intend to comply with all such laws and regulations and construct our facilities and maintain operations to prevent effluents in order not to pose any unusual hazards to nearby residents, employees or visitors.

Product Liability and Insurance

        The use of our radioisotopes in radiopharmaceuticals and in clinical trials and the use of our proposed medical imaging camera may expose us to potential product liability which is inherent in the testing, manufacture, marketing and sale of human diagnostic and therapeutic products. In addition, the failure to effect timely delivery of radioisotopes may cause a delay in a scheduled test or procedure or result in the functional loss of radioactivity of the radioisotope, thereby exposing us to potential liability. We currently have product liability insurance and intend to increase coverage of product liability insurance prior to commencing production of any finished radiopharmaceuticals, pharmaceutical grade radioisotopes or radioisotopes and prior to the manufacture and sale of medical imaging cameras. However there can be no assurance we will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage. Claims or losses in excess of any liability insurance coverage we ultimately obtain could have a material adverse effect on our business.

Employees

        As of February 28, 1999, we had 97 full-time employees, consisting of thirteen executive officers, 77 additional production, scientific and professional personnel and 7 administrative personnel. Staffing plans for 1999 include hiring approximately fifteen to twenty more people, which will include employees for radioisotope and radiopharmaceutical production, health and safety, development of international projects, product distribution and customer service, and radiopharmaceutical marketing. We believe our relationship with our employees is good. None of our employees are represented by a union and there have been no work stoppages to date.

Risk Factors

        Limited Operating History. During 1996 we acquired major equipment for radioisotope production and in 1997 completed our initial public equity funding, established a management team and hired key personnel. In 1998 we acquired and constructed facilities, acquired equipment for production, established procedures for current good manufacturing practices (cGMP) and obtained regulatory approvals for initial manufacturing and distribution. The Company has not generated significant sales during this development period and we do not expect to generate significant sales until mid 1999 at the earliest. Sales are dependent on the activities and success of our marketing partners. We have encountered delays due to weather, vendors and facilities certification and may continue to experience additional delays and unexpected costs related to continuing facilities construction, development, initiating manufacturing production, marketing, distribution, regulatory matters and other unforeseen difficulties. We cannot assure you when we will achieve suitable profitability.

        Future Capital Needs and Uncertainty of Additional Funding. In September 1998 we obtained a $15 million mortgage loan and a $5 million revolving line of credit from Texas State Bank, and in December 1998 and January 1999 we raised approximately $11.1 million through a private placement of our equity, net of issuance costs. The Company is continuing efforts to raise additional funding through the private placement of its securities. As of April 15, 1999 the Company has received commitments of $7,000,000 from certain officers, directors and other individuals for the purchase of common stocks and warrants at fair value. However, we will need substantial additional funds to enter into joint ventures, expand finished pharmaceutical manufacturing, increase radioisotope production, continue research and development relating to the application of our technology, and complete the FDA approval process for our manufacturing and processing facilities. We plan to use a substantial portion of current funds:

        o for general administration and overhead, including salaries and consulting fees,

        o to repay debt in accordance with its terms,

        o to initiate production and commercialize our products,

        o to apply for regulatory approval (if any) of our proposed products,

        o to develop and test pre-radioisotope production methods and chemical separation techniques,

        o to support joint ventures, and

        o to conduct additional development activities.

        We intend to seek additional capital through public or private sales of our securities, including equity or debt securities, in order to fund our activities. We may not be able to obtain adequate funds, whether through financial markets or collaborative arrangements with strategic partners or from other sources, on acceptable terms when needed. If we are unable to secure sufficient funds, we may have to delay, scale back or eliminate certain or all of our research and development programs or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. This would adversely affect our long-term profitability.

        Accumulated Deficit; Anticipated Losses. From inception (in November
1995) through December 31, 1998 we had generated $2,920,032 in revenues and had accumulated a deficit in the amount of $10,724,811, which includes non-cash compensation charges of approximately $2,400,000. The products scheduled for manufacturing and distribution may require significant development and testing activities that, together with projected general and administrative expenses, may cause operating losses for the near future. We cannot assure you that our manufacturing, marketing, distribution and development activities will be successful, or that any proposed medical diagnostic and therapeutic products will generate net operating income.

        Debt Financing; Security Interest in Assets. The $5 million line of credit noted above will be available to us to the extent we are able to generate future accounts receivable from the sale of our products. The $15 million loan is secured by substantially all of our assets and subjects us to numerous restrictive covenants, financial and otherwise. If we default on the loan, the bank would be entitled to exercise certain remedies including taking possession of and selling our land, facilities, equipment, and intellectual property.

        Uncompleted LINAC. Our LINAC design is based on advanced designs of the linear accelerators at the Brookhaven National Laboratory and the Los Alamos National Laboratory, but the LINAC's configuration differs from such linear accelerators in that it:

        o is configured to operate at a significantly lower energy level (70MeV as compared to 200MeV and 800MeV, respectively),

        o utilizes modern computer technology, electronics and particle accelerating structure,

        o produces a higher beam intensity for radioisotope production (1.0mA as compared to 0.1mA to 0.15mA, respectively), and

        o utilizes beams of protons that can be extracted at three (3) different energy levels and at variable intensities directed to six (6) targets, to produce multiple radioisotopes simultaneously rather than one radioisotope at a time.

        We have not tested the fully assembled LINAC to produce radioisotopes. Certain sub assemblies and components have been successfully tested and are being assembled, but we cannot assure you that the fully assembled tests will be successful and that the LINAC will operate as designed. Delays in the operation of the LINAC or its inability to operate as designed would adversely affect our business plan and require us to purchase radioisotopes from other sources.

        Facilities Risk. We have expended approximately $35 million procuring production equipment, designing and constructing our Radioisotope Production Facility, Radiopharmaceutical Manufacturing Facility and Cyclotron facility and acquiring our International Isotopes Idaho operations. Federal and state governmental authorities have granted a majority of the necessary approvals for operations, however, we cannot assure you that each or any of these facilities will obtain all applicable and necessary governmental approvals, permits, licenses and validation. If such approvals, permits, licenses and/or validation are not obtained, we cannot assure you that our facilities will be able to operate as intended or will produce products that are marketable. In the event that any or all of these facilities do not become operational for any reason, we will have expended substantial sums without any significant return on our shareholders' investment and our financial condition and operations will be materially adversely affected.

        Limited Sources for Raw Materials. Enriched stable isotopes, which are used as targets (i.e. they are bombarded with protons in accelerators or neutrons in reactors to produce radioisotopes), constitute the principal raw materials required for the manufacture of radioisotopes. The principal United States source for enriched stable isotopes is the Oak Ridge National Laboratory in Oak Ridge, Tennessee, which relies on government funding for continuing production. Enriched stable isotopes are also currently available from the Netherlands, Russia, Israel,

China and other foreign sources. Failure to obtain an adequate supply of enriched stable isotopes could materially adversely impact our ability to manufacture radioisotopes. The energy and current of the LINAC are sufficient to produce most radioisotopes from non-enriched stable isotopes, which are abundant in supply. Production processes utilizing non-enriched stable isotopes will require various proprietary chemical separation techniques and may be less cost effective. Although we have developed many of these techniques, we have not been able to test them all and some or all may be unsuccessful.

        Technology Probability and Early Stage of Radioisotope and Radiopharmaceutical Production. We will manufacture proprietary products to be used for the production of standard radioisotopes for the radiopharmaceutical industry and will seek joint ventures for marketing of these isotopes through major pharmaceutical companies, hospitals, health care organizations and radiopharmacies as well as industrial companies. In addition to the manufacturing of proprietary products, we will investigate a variety of new radioisotopes and radiopharmaceuticals that have application to applied diagnostic and therapeutic methods. The primary radioisotopes we plan to produce have been in general use in nuclear medicine and have been approved by the FDA for distribution by various pharmaceutical companies. However, some of our proposed future products are being developed for us by others and are in the early developmental stage, require significant further development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. We cannot predict whether these research and development activities will result in any commercially viable products or applications. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to commence commercial production of any new radiopharmaceuticals that are classified as diagnostic or therapeutic agents or which may require pre-market approvals for clinical use unless we can manufacture them under our customers' approved licenses.

        Government Regulation. The Texas Department of Public Health, the FDA (if not previously approved) and comparable agencies in other countries must approve our proposed products prior to manufacture, sale and distribution. The regulatory process for radioisotope, pharmaceutical grade radiochemicals, finished radiopharmaceutical products and medical devices which are classified as diagnostic and/or therapeutic agents or that may require pre-market testing and approval for clinical uses is lengthy and expensive. Assurance cannot be given to you that, after the expenditure of time and funds, we will obtain regulatory clearance for any of our proposed products. If we obtain regulatory clearance, regulators will continue to review our products and procedures on a periodic basis. If the regulators, after inspection, determine previously unknown problems exist or decide that we have failed to comply with the applicable current good manufacturing practices (cGMP) regulatory requirements, then they will require corrective action, or may impose restrictions on the products or order us to withdraw our products from the market until compliance is demonstrated. In addition, each of our customers will be required to have appropriate licenses to possess and use radioactive materials, radiochemicals, radiopharmaceuticals and medical devices. Prior to sale, distribution and transporting radiopharmaceuticals across state lines, approval from the FDA must be obtained as to which there can be no assurance. In addition, the DOT regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. Our Radioisotope Production Facility will be subject to continual inspection for compliance with the State of Texas regulations and current good manufacturing practices, which require that the Company manufacture radioisotopes and maintain manufacturing, testing and quality control records in a prescribed manner. The Company also will be subject to regulation by the United States Environmental Protection Agency ("EPA"), the Texas Natural Resources Conservation Commission, and the United States Occupational Safety and Health Administration ("OSHA") with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. Our failure to obtain any such approvals or delays thereof or our failure to comply with any such regulations would have a material adverse effect on the Company.

        Certain radioisotopes manufactured by our subsidiary, International Isotopes Idaho Inc, are subject to the U.S. Nuclear Regulatory Commission regulations. To the extent these regulations are or become burdensome, our business development will be adversely affected.

        Proposed Federal, State and Institutional Policy. Various federal and state agencies and public and private institutions have guidelines that require organizations that receive public funds to establish conflict of interest policies which prohibit researchers from owning stock or options in a company whose value would be affected by the outcome of the research being conducted with the funds. Although some research underlying our patents and patent applications was funded with grants, none of our current research is being supported by public funds. However, these guidelines may further restrict or preclude funding for research conducted or supervised on our behalf by affiliates or certain of our scientific advisors at their respective affiliated institutions. These guidelines, if adopted, may adversely affect our ability to obtain government grant funding to support any basic research.

      Limited Nature of Patent Protection. The possibility exists that competitors are developing or will develop and distribute products similar to ours or our customers. Partial security from competition is obtained by relying on the protection afforded us under the United States and foreign patent laws. Others may design similar products that, although not identical and therefore not infringing upon the patents used by us, could function adequately and be distributed into the same market. It is also possible that other parties have non-patented but prior existing products or designs that have never been made public and therefore are not known to us or the industry in general. A competitor could introduce such a product into the market without infringing upon our patents. If any such competing non-infringing products are produced and distributed, our customers' profit potential could be limited, resulting in a decrease in our contract manufacturing gross margin.

        Lack of Proprietary Rights; Dependence Upon Licenses from Affiliates. Our officers, directors and founders have granted the Company certain rights to patents, intellectual property, technology and know how. The right to acquire exclusive licenses under certain patents and patent applications, intellectual property, technology, know-how, trade secrets and copyrights may be obtained from other affiliates on a case by case basis. We may not be able to negotiate certain terms and conditions of these licenses in a way that is acceptable to us. In such event, we may have expended substantial amounts in investigating radioisotopes, radiopharmaceuticals, proprietary products or processes without the ability to commercialize the related products.

        We cannot assure you that we will ever develop any proprietary technology that can be patented, or that any issued patents will provide us with any competitive advantages or will not be challenged by any third parties. Furthermore, it is possible that others will independently develop similar technologies or duplicate a technology developed by us or, if patents are issued, design around the patented aspects of a technology developed by us. It is also possible that technology we have developed could infringe patents or other rights owned by others who are unwilling to license their technology to us on economically acceptable terms.

        To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. Our scientific advisors and other consultants are employed by and/or have consulting agreements with third parties and any inventions discovered by these individuals may or may not become our property.

        Dependence Upon Key Personnel and Consultants. Our operations are dependent on Dr. I. L Morgan, Chairman and Treasurer, Mr. Carl Seidel, President and Chief Executive Officer, Mr. Tommy Thompson, Executive Vice President and Chief Operating Officer, Ms. Joan Gillett, Chief Financial Officer, Mr. Virgil Simmons, Senior Vice President International Marketing, Mr. Joe Beaver, Vice President for Production, Dr. Homer Hupf, Vice President for Research and Radiochemistry, Mr. Gaylord King, Vice President of Radiochemistry and Radiopharmaceutical Operations, and Mr. Will Lepeska, Vice President for Marketing. We are highly dependent upon these personnel and the loss of any of these individuals would have a material adverse effect on us. We are also dependent on certain founders and key shareholders for transfer of intellectual property. We have obtained $5 million of key person life insurance on the Chairman and $500,000 policies on the lives of certain of the other principals.

        The Company will continue to hire other operations, production, processing and engineering personnel. Competition for qualified employees among radioisotope, radiopharmaceutical and biotechnology companies is intense, and if we lose any of these persons, or are unable to attract, retain and motivate highly skilled employees required for the expansion of our activities, it would adversely affect our business plans. There is no assurance we will be able to retain our existing personnel or attract additional qualified employees.

        Other employers employ our Scientific Advisors on a full time basis, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. Although we have consulting agreements with our advisors, inventions or processes discovered by such persons, other than those for which we are able to negotiate licenses, will not become our property, but will remain the property of such persons or their full-time employers. If we fail to obtain needed patents or licenses or proprietary information held by others, it could have a material adverse effect on our business.

        Dependence on Third Parties; Significant Additional Funds for Manufacturing and Marketing. Currently our manufacturing and production facilities are sufficient for the production of the major radioisotopes, radiochemicals, finished radiopharmaceuticals and medical devices we intend to produce. We intend to distribute, or market directly, on a commercial scale some of our proposed products. However, in most cases we will use corporate partners or other entities to market our products. It is not assured that we will be able to enter into any arrangements for marketing of our proprietary products or acquire the additional capital to conduct such activities. Additional manufacturing, marketing and distribution facilities will require the expenditure of substantial additional funds and the hiring of additional personnel.

        Competition. Our business plan includes the contract manufacturing of proprietary finished radiopharmaceutical products for others, standard radioisotope and pharmaceutical grade radiochemical production, new radioisotope and radiochemical development, product commercialization and medical instrumentation development. Many companies, research institutes and universities are working in a number of radioisotope, radiopharmaceutical or biotechnology disciplines similar to our fields of interest. In addition, many companies are engaged in the development of, or offer, products that may be competitive with the proposed diagnostic and therapeutic radioisotopes and proprietary products we intend to manufacture for others. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than the Company. These companies may be in various phases of clinical testing of radioisotope and radiopharmaceutical products intended for various diagnostic and therapeutic processes related to brain, cardiac function and cancer diagnosis and treatment. Accordingly, other companies may succeed in developing products earlier, or that are safer or more effective than those we propose to develop, and in obtaining FDA clearances for such products before our customers obtain approval.

        Risk of Product Liability. As we successfully develop our products, we may be exposed to product liability claims. We might also be required to indemnify affiliates against any product liability claims incurred by them as a result of products developed by the Company under licenses granted by these affiliates. We believe we currently carry adequate product liability insurance; however, we cannot assure you that we will in the future be able to obtain sufficient amounts of insurance to protect us against such liability at a reasonable cost. If we experience an uninsured or inadequately insured product liability claim, our business and financial condition could be materially adversely affected.

        Voting Control; Anti-Takeover Provisions. Our Officers and Directors currently beneficially own, or have voting control over, approximately 37% of the outstanding Common Shares. Our Board of Directors has the authority, without further approval of our shareholders, to issue stock options to purchase up to 600,000 shares of Common Stock. As of March 29, 1999, the Board of Directors has granted options to employees to purchase 394,500 shares of the 600,000 authorized by the shareholders. Under the Company's Articles of Incorporation, the Board of Directors is authorized to issue, without further shareholder approval, up to five million shares of preferred stock on such terms as they may determine. The Company's issuance of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may create substantial dilution for holders of Common Stock.

Year 2000

        See discussion regarding risk associated with the Year 2000 computer problem and management's plans at Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Science and Technology Board

        The Company has assembled the following distinguished experts to advise it with respect to a variety of scientific and technological issues related to the Company and its operations.

               NAME                                    POSITION

               Frederick Bonte, M.D.                Associate Chairman
               Michael Devous, Ph.D.                Member
               Earnest Gloyna, Ph.D.                Member
               Norman Hackerman, Ph.D.              Chairman
               Robert Jameson, Ph.D.                Member

               Edward Knapp, Ph.D.                  Associate Chairman
               Henry Kramer, Ph.D.                  Member
               Francis Masse, B.S.                  Member
               Jim McGovern, B.S.                   Member
               Paul Murphy, Ph.D.                   Member
               Richard Reba, M.D.                   Member
               Tom Tombrello, Ph.D.                 Member

        Frederick Bonte, M.D., has been a member since March 1997 and serves as Associate Chairman. Dr. Bonte has served as Director of the Nuclear Medicine Center of the University of Texas Southwestern Medical School in Dallas, Texas since 1980 and as the Dr. Jack Krohmer Professor of Radiation Physics since 1994. From 1990 to 1994, he served as the Effie and Wofford Cain Distinguished Chair in Diagnostic Imaging at University of Texas Southwestern Medical Center and as Dean of Southwestern Medical School from 1973 to 1980. Dr. Bonte has served as Chairman of the Medical Committee of the Texas Radiation Advisory Board since 1986, as a member of the Commission on Radiologic Units, Standards and Protection of the American College of Radiology since 1991 and as a member of the Radiation Advisory Committee and Environmental Hazards Committee of the American Medical Association since 1986 and 1988. Dr. Bonte received a B.S. degree in 1942 and an M.D. degree in 1945 from Western Reserve University School of Medicine. Dr. Bonte is also a member of the Company's Board of Directors.

        Michael Devous, Ph.D., has been a member since December 1997. Dr. Devous has been a Professor of Radiology, The University of Texas Southwestern Medical Center, Dallas, Texas from 1981 to present. He is currently Associate Director, Nuclear Medicine Center, The University of Texas Southwestern Medical Center at Dallas and affiliated with Dallas Veterans Administration Medical Center and the Callier Center for Communication Disorders. Dr. Devous is past president of the Society of Nuclear Medicine, 1996-1997, current member or past officer of Academic Council, Computer Council, Cardiovascular Council, Brain Imaging Council and has served on committees for Health Care Policy, Regulatory Affairs, Commercial Affairs, Finance, Strategic Planning and Southwestern Chapter Board of Trustees. Dr. Devous is a member of the Food and Drug Administration Medical Imaging Drugs Advisory Committee, American College of Nuclear Physicians, American Heart Association, American Physiological Society, Society for Magnetic Resonance Imaging, Institute of Electrical and Electronics Engineers and American Federation for Clinical Research. Dr. Devous received his B.A. from Washington University in St. Louis in 1970 and his Ph.D. from Texas A&M University in 1976.

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

        Norman Hackerman, Ph.D., has been a member since March, 1997 and serves as Chairman. Dr. Hackerman serves as President Emeritus at the Rice University in Houston, Texas since 1985 to present. From 1985 to Present, he served as Distinguished Professor Emeritus of Chemistry. From 1970 to 1985, he served as President of Rice University. From 1970 to 1985, he served as a Professor of Chemistry. From 1985 to Present, he served as a Professor Emeritus of Chemistry at the University of Texas at Austin, Texas. From 1967 to 1970, he served as a President at the University of Texas at Austin, Texas. From 1963 to 1967, he served as a Vice Chancellor for Academic Affairs at the University of Texas at Austin, Texas. From 1961 to 1963, he served as a Vice President and Provost at the University of Texas at Austin, Texas. From 1960 to 1961, he served as a Dean of Research and Sponsored Programs at the University of Texas at Austin, Texas. From 1948 to 1961, he served as a Director of the Corrosion Research Laboratory at the University of Texas at Austin, Texas. From 1952 to 1961, he served as the Chairman of the Chemistry Department at the University of Texas at Austin, Texas. From 1950 to 1970, he served as a Professor of Chemistry at the University of Texas at Austin, Texas. From 1946 to 1950, he served as an Associate Professor of Chemistry at the University of Texas, at Austin, Texas. From 1945 to 1946, he served as an Assistant Professor of Chemistry at the University of Texas, at Austin, Texas. From 1944 to 1945, he served as a Research Chemist at Kellex Corporation. From 1941 to 1943, he served as an Assistant Professor of Chemistry at Polytechnic Inst. in Virginia. From 1939 to 1941, he served as an Assistant Chemist at the United States Coast Guard. From 1936 to 1940, he served as a Research Chemist at Collid Corporation. From 1935 to 1939, he served as an Assistant Professor of Chemistry at Loyola College. Dr. Hackerman is the author and co-author of 225 publications.

        Robert Jameson, Ph.D., has been a member since January 1998. Dr. Jameson serves as a Staff Member at Los Alamos National Laboratory since 1988. From 1994 to 1997, he served as an Alexander von Humboldt Senior Researcher Award, Institute fur Angewandte Physik Johann Wolfgang Goethe Universities Frankfurt-am-Main in Germany. From 1989 to 1992 and 1997 to 1998, he served as an Invited Foreign Researcher, Departments of Fuels and Materials Research, Reactor Engineering and Physics at the Japan Atomic Energy Research Institute. From 1988 to 1989, he served as a Visiting Professor, National Laboratory of High Energy Physics, Tsukuba, Japan at the Ministry of Education in Japan. From 1982 to 1987, he served as a Division Leader, Accelerator Technology (AT) Division at Los Alamos National Laboratory. From 1978 to 1982, he served as an Alternate Division Leader, Accelerator Technology Division at Los Alamos National Laboratory. From 1972 to 1982, he served as a Group Leader, Los Alamos Meson Physics (MP) Division at the Los Alamos National Laboratory. From 1971 to 1972, he served as a Coordinator for LAMPF Accelerator Installation and Commissioning, MP-Div at Los Alamos National Laboratory. From 1968 to 1971, he served as an Associate Group Leader, MP-Div. RF Group at Los Alamos National Laboratory. From 1966 to 1968, he served as an Assistant Group Leader, MP Div. RF Group. From 1963 to 1966, he served as a Staff Member, MP- Div at Los Alamos National Laboratory. From 1958 to 1961, he served as an R& D Project Officer at the United States Air Force. Dr. Jameson received a Ph.D. from University of Colorado in 1962.

        Edward Knapp, Ph.D., has been a member since September 1997 and serves as Associate Chairman. Dr. Knapp from 1991 to 1995, served as a President at the Santa Fe Institute. From 1989 to 1991, he served as a Director at the Los Alamos Meson Physics Facility. From 1986-1989, he served as a President of the University Research Association. From 1984-1985, he served as a Research Advisor at the Los Alamos National Laboratory. From 1982 to 1984, he served as a Director at the National Science Foundation. In 1982, he served as an Assistant Director for Physics and Mathematics at the National Science Foundation. From 1978 to 1982, he served as a Division Leader at the Accelerator Technology in Los Alamos National Laboratory. From 1976-1978, he served as an Alternate Division Leader for Physics at Los Alamos National Laboratory. From 1971 to 1982, he served as an Associate Division Leader for Medium Energy Physics at the Los Alamos National Laboratory. From 1968 to 1971, he served as an Assistant Division Leader for Medium Energy Physics at the Los Alamos National Laboratory. From 1965 to 1976, he served as a Group Leader for Applications, Medium Energy Physics Division at the Los Alamos National Laboratory. From 1958 to 1965, he served as a Staff Member at the Los Alamos National Laboratory. From 1956 to 1958, he served as a Research Assistant at the University of California in Berkeley. From 1954 to 1956, he served as a Teaching Assistant at the University of California in Berkeley.

        Henry Kramer, Ph.D., has been a member since January 1998. Dr. Kramer served as a consultant in the field of Nuclear Medicine to several non-domestic and domestic corporations that have an international presence in radiopharmaceuticals from 1990 to the present. From 1993 to the present, he has served as an Executive Director to Council on Radionuclides and Radiopharmaceuticals Inc. From 1982 to present, he has served as a Chairperson to the Committee on Radionuclides and Radiopharmaceutical, U.S. Council of Energy Awareness. From 1986 to present, he has been a member of the Brookhaven National Laboratory- BLIP Users' Committee, Uptown, New York. From 1978 to 1989, he served as a Corporate Officer, Vice President Research and Development at Medi Physics, Inc. at Emeryville, CA. From 1960 to 1978 and 1976 to 1978, he served as a Manager of Nuclear Products Technology. From 1973 to 1976, he served as a Senior Group Leader at the Corporate Research Department at Tarrytown, NY. From 1967 to 1973, he served as Project Manager of Nucleonics Research at the Corporate Research Department at Tuxedo, NY. From 1965 to 1967, he served as a Group Leader at the Corporate Research Development at the Tuxedo, NY. From 1960 to 1965, he served as a Research Scientist at the Corporate Research Development at Tuxedo, NY.

        Francis Masse, has been a member since January 1998. Mr. Masse has served as an Institute Radiation Protection Officer and Director of Radiation Protection Programs at Massachusetts Institute of Technology since 1981. From 1971 to 1981, he served as a Radiation Protection Officer at MIT Bates Linear Accelerator Center. From 1987 to present he served as a Senior Lecturer at MIT Nuclear Engineering Department. From 1959 to 1971, he served as an Associate Radiation Protection Officer at MIT. From 1956 to 1959, he served as a Radiation Safety Officer, Tufts at New England Medical Center. Mr. Masse received a B.S. from Northwestern University, Boston Mass in 1956 and is a certified Health Physicist and certified Medical Physicist.

        Jim McGovern, B.S., has been a member since November 17, 1998. Mr. McGovern is a consultant in the field of radioactive isotope production and related nuclear operations. From 1985 through 1998 he held the positions of Senior Vice-President, President and a Member of the Board of Directors of Cintichem, Inc., a major manufacturer of many nuclear reactor-produced radioactive chemicals and pharmaceuticals. From 1981 to 1985 he served as President of Union Carbide Subsidiary B during the transition of the ownership of this company from Union Carbide Corp. to Medi+Physics/ Hoffmann-LaRoche Inc.. Prior to 1981 he held several management positions in nuclear operations (most notable were: Business Manager-Radiochemicals, Superintendent of Nuclear Operations and Reactor Supervisor) at the Union Carbide Sterling Forest Research Laboratory in Tuxedo, NY. Mr. McGovern received a BS degree from the State University of New York Maritime College and did graduate studies at NYU and Fairleigh Dickinson U. He has been named inventor or co-inventor on three Patents in the field of radioisotope production. He served on several advisory committees within The Atomic Industrial Forum, The American Nuclear Society and The Nuclear Energy Institute.

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

        Richard Reba, M.D., has been a member since November 1997. Dr. Reba serves as a Professor of Radiology and Chief, Nuclear Medicine Section at the University of Chicago. From 1970 to 1991 Dr. Reba served as Professor of Radiology and Medicine, Director of the Division of Nuclear Medicine, Chairman of the Department of Nuclear Medicine, George Washington University School of Medicine, Washington, D.C. Dr. Reba is a Fellow of the American College of Nuclear Physicians and the American College of Physicians and is a past president of the Society of Nuclear Medicine and past president of the American College of Nuclear Physicians. He is a member of the Society of Nuclear Medicine, American College of Nuclear Physicians, American College of Physicians, Johns Hopkins Medical and Surgical Society, American Association Advanced Science, American Medical Association, Chicago City and Illinois State Medical Societies, National Coalition of Physicians Against Family Violence and has authored 300 full papers, invited reviews and book chapters. He has been an editor of four books. Dr. Reba received an M.D. degree in 1957 from the University of Maryland College of Physicians and Surgeons.

        Tom Tombrello, Jr., Ph.D., has been a member since January 1998. Dr. Tombrello is the William Kenan, Jr. Professor in the division of Physics, Mathematics and Astronomy at the California Institute of Technology in Pasadena, California. He has also served as the Technology Assessment Officer since 1996. From 1987 to 1989 he was Vice President and Director of Research at the Schlumberger-Doll Research Laboratory of Schlumberger, Ltd. During this period he also served on the Boards of Directors of the Schlumberger Technology Corporation and the Schlumberger Foundation. In 1992 he was on the President's Space Policy Advisory Board. Honors include: Distinguished Alumnus of Rice University (1998); D.H.C. of Uppsala University (1997); Alexander Von Humboldt Awardee (1984-1985); Distinguished Visiting Professor at University of California, Davis (1984); and A. P. Sloan Fellow (1971). He is chairman of the Advisory Committees in Chemistry and Materials Science at Lawrence Livermore National Laboratory and a member of their Director's Advisory Committee He is chairman of the Physics Department Visiting Committee at Colorado School of Mines. Dr. Tombrello obtained his BA (1958), MA (1960) and Ph. D. (1961) at Rice University.


Item  2.  PROPERTIES

        In November 1997, the Company purchased an 80,000 square foot office/manufacturing facility (sometimes referred to herein as the "Radiopharmaceutical Manufacturing Facility") and a 12,000 square foot warehouse facility located on 12 acres at 3100 Jim Christal Road, Denton, Texas at a cost of $ 2,100,000. The Company has incurred $375,000 in costs related to improvements for offices, furnishings, HVAC and general refurbishing. The 80,000 square foot facility houses the Company's administrative offices but is devoted primarily to finished radiopharmaceutical and brachytherapy production through the addition of $6,853,000 in a suite of production clean rooms and equipment. The 12,000 square foot facility houses the 42 MeV Cyclotron, donated by MD Anderson Cancer Center to the University of North Texas, which has been remodeled and rebuilt at a cost of $1,731,000 and is being operated by the Company under a ten year lease with UNT to produce short-lived and research radioisotopes.

        In early 1998, the Company completed construction of a 27,000 square foot facility, for administration, manufacturing and services located on 1.6 acres in Denton, Texas at a cost of $ 1,260,000. The Company is using the building for instrumentation manufacturing and other services.

        The Company owns 20 acres of land in an Industrial Research Park in Denton, Texas appraised at $1,750,000. The Company completed construction of the building housing its 20,000 square foot Radio-Chemistry suites and its 15,000 square foot LINAC facility which comprises the Radioisotope Production Facility on this land in September 1998 at an approximate cost of $7,524,000. The City of Denton has agreed to grant a temporary certificate of occupancy subject to completion of the primary road for the Research Park, which is anticipated to be completed in the summer of 1999.

        In March 1998, the Company purchased 115 acres of land in Waxahachie, Texas from the State of Texas at a cost of $424,000. This site includes a building with 25,059 square feet that can be used as a secondary accelerator production and testing site.

        The Company also leases space in Austin, Texas related to a three-year lease that terminates in June 1999. The Company subleases approximately 90% of this space to an unrelated third party.


Item 3. LEGAL PROCEEDINGS

None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        Prior to the completion of the Company's IPO in August 1997, there was no established public trading market for the Company's Common Stock. At that time the Company's Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol of "INIS". The Company is also listed on the Boston Stock Exchange under the symbol "ITL". High and low sales prices reported by Nasdaq during the periods indicated are shown below:

                   Fiscal Year            Quarter    High        Low
                      1997                  3rd    $10.125     $ 9.00
                      1997                  4th    $10.50      $ 8.00

                      1998                  1st    $35.50      $ 8.875
                      1998                  2nd    $32.375     $16.688
                      1998                  3rd    $23.25      $ 9.75
                      1998                  4th    $18.875     $10.50

        On March 1, 1999, there were 249 holders of record of the Common Stock (although the Company believes that the number of beneficial owners of its Common Stock is approximately 2,500). The closing price on March 30, 1999 of a share of common stock was $9.13. The Company has never paid any cash dividends, and the Board of Directors does not anticipate paying cash dividends in the near future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.


Recent Sales of Unregistered Securities

        In the fall of 1998 the Company initiated a private placement of Units of its securities exclusively to accredited investors including certain officers and directors of the Company. Each Unit consisted of 16,000 shares of common stock at $12.50 per share and warrants to purchase an additional 16,000 shares at $13.75 per share. From December 1998 through February 1999, the Company sold 59 units representing 944,000 shares of common stock and warrants to purchase an additional 944,000 shares to 38 accredited investors for aggregate consideration of $11,800,000. The sale of the Units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange

Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on February 10, 1999.

Item 6. SELECTED FINANCIAL DATA

                                                                                           Period of
                                                                                        November 1, 1995
                                                                                       (inception) through
                                                     Year ended December 31,              December 31,
                                                       1998                 1997                 1996
                                                   -----------         ------------         --------------
Revenues                                           $ 2,009,165            $ 135,765          $    775,102
                                                   -----------         ------------         --------------
Cost of Revenue                                      1,130,574               79,287               263,440
Operating costs and expenses                         6,537,948            4,515,834               883,637
                                                   -----------         ------------         --------------
     Loss from development stage operations       $ (5,659,357)        $ (4,459,356)         $   (371,975)
                                                   ===========         ============         ==============
Net loss                                          $ (5,519,405)        $ (4,370,960)         $ (1,084,446)
                                                   ===========         ============         ==============
Net loss per common share - basic and diluted            (0.84)               (0.92)                (0.43)
                                                   ===========         ============         ==============
Weighted average common shares outstanding
     basic and diluted                               6,534,987            4,750,561             1,918,538
                                                   ===========         ============         ==============

Cash and cash equivalents and investments          $ 6,371,704         $ 13,284,194          $    331,397
Property and equipment (net)                        32,350,399            6,280,760             1,060,816
Total assets                                        45,302,703           21,122,038             3,007,179
Long-term debt, excluding current portion           15,258,597            3,053,818                     -
Total stockholders' equity                          23,892,622           15,925,640               309,908


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

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

During 1998, we completed the following:

o Employed a qualified staff in the areas of management, manufacturing, marketing, customer service, distribution, quality assurance, environmental health and safety.

o Acquired and constructed 87,059 square feet of facilities located on 148 acres of land to house our operations.

o Constructed, equipped and placed into operation a 25,000 square foot finished radiopharmaceutical manufacturing facility under cGMP and FDA guidelines.

o Refurbished, equipped and began to test a 42 MeV cyclotron accelerator for the production of radioisotopes and constructed and equipped facilities for the production of short-lived radiochemicals and pharmaceutical grade radiochemicals.

o Constructed and installed the initial stages of a 70 MeV LINAC accelerator for more efficient production of radioisotopes and radiochemicals.

o Developed and established the complete infrastructure for operations including procedures for management, accounting, manufacturing, cost control, quality control, regulatory compliance, marketing and distribution.

o Shipped to beta test sites its I-125 brachytherapy seeds for prostrate cancer, Co-60 for irradiation of inoperable brain tumors and Ir-192 for therapeutic irradiation of cervical cancer.

o Developed production plans for Tl-201 for diagnosis of heart disease, Sr-89 for pain palliation in bone cancer, In-111, F-18 Ga-67, I-123 and several others radioisotopes.

o Established joint ventures with pharmaceutical companies and academic institutions.


        Major contractual arrangements we finalized during the year included Imagyn Medical Technologies Inc. and Dr. Roger M. Good and Endo Tech Inc. for the marketing and development, respectively, of our brachytherapy product for the treatment of prostate cancer, and Bracco Diagnostics, Inc for the production of Tl-201 for diagnosis of heart disease.

        In April 1998, we completed our acquisition of International Isotopes Idaho Inc (I4), formerly known as Mac Isotopes, from MACTEC Inc. I4 has a long term contract with Lockheed Martin Idaho Technology Company to utilize the United States government's Advanced Test Reactor (ATR) near Idaho Falls for radioisotope production and radiochemistry operations.

        During 1998 we formed strategic alliances with companies, major laboratories and institutions to develop research radioisotopes, establish processing procedures and procure radioisotopes for diagnostic and therapeutic procedures used in nuclear medicine. The Company has also established formal relationships with medical institutions and universities.

        We entered into an agreement with the University of North Texas and M.D. Anderson Cancer Center, for the transfer of the 42 MeV cyclotron from M.D. Anderson Cancer Center to the University of North Texas ("UNT"). This cyclotron has been installed in the Company's facilities and will be operated by us. It will be used for the research and development of new radioisotopes for diagnostic and therapy. Pursuant to a lease with UNT, we will retain the exclusive rights and production quantities of research radioisotopes produced using the cyclotron.

        We have also entered into joint venture agreements with UNT for the utilization of analytical instrumentation to develop advanced methods and procedures for QA and QC of products which will lead to more efficient production, testing and assay methods.

        We have established a joint venture relationship with the University of Texas Southwest Medical Center in Dallas, Texas for the construction and pre-production engineering prototype of an advanced medical tomography scanner. The advanced technology that will be proprietary to the Company is covered by two of the Company's patents and four patents that will be licensed from U.T. Southwest Medical Center.

        We have executed joint venture and development agreements with Texas A & M University for the development of proprietary production methods of reactor produced radioisotopes and to procure limited quantities for production of bulk radiochemicals, finished radiopharmaceuticals and brachytherapy devices. The exclusive production methods have been transferred to operations in Denton and will be used in commercial production by our subsidiary, International Isotopes Idaho, Inc.

        Discussions are under way to establish joint venture agreements with the M.D.Anderson Cancer in Houston, Texas, the University of California at Berkeley, the Arlington Cancer Center in Arlington, Texas, the School of Pharmacy at the University of Texas at Austin, the School of Radiopharmacy at the University of New Mexico in Albuquerque, New Mexico, the School of Pharmacy and Radiopharmacy at the University of Oklahoma, the University of Missouri Research Reactor, Sandia National Laboratory and Oak Ridge National Laboratory.

        The Company will assist these institutions, as well as other institutions, in their research and development of radiopharmaceuticals in exchange for the rights to the radioisotopes, radiochemicals, radiopharmaceutical methods and procedures developed.

Results of Operations

Year ended December 31, 1998 compared to Year ended December 31, 1997

        Revenues

Revenues for 1998 were $2,009,165 as compared to $135,765 in 1997, an increase of $1,873,400, a thirteen fold increase. Product sales were $1,422,711 for 1998 as compared to $-0- for 1997. The purchase of I4, a wholly owned subsidiary, during 1998 provided the increase in radioisotope sales as our Denton, Texas facilities were still in the development stage. Product developmental income, related to our ongoing joint venture product development contracts, was $522,000 for 1998 as compared to $-0- for 1997. Sales of our accelerator components were $64,454 for 1998 as compared to $135,765 for 1997. Sales of accelerator components acquired from the State of Texas decreased due to the long lead-time required to market this type of equipment.

        Cost of revenues

        Cost of revenues included $1,035,517 for radioisotope sales for 1998 as compared to $-0- for 1997. The increase is attributable primarily to the acquisition of International Isotopes Idaho Inc., which provided us with our first product sales. Cost of development income was $62,830 for 1998 as compared to $-0- for 1997. This increase is attributable to our ongoing joint venture product development contracts that were signed in 1998. Cost of accelerator components sold was $32,227 for 1998 as compared to $79,287 for 1997. The decrease in the cost of accelerator components sold was due to the decrease in accelerator components sold.

        Operating costs and expenses

        Operating expense for 1998 was $6,537,948 as compared to $2,118,334 in 1997, exclusive of $2,397,500 in employee incentive compensation, an increase of $4,419,614 or 209%. The acquisition of I4 provided $826,629 of the total increase. General and administrative expenses for 1998 were $3,553,669 as compared to $1,193,606 for 1997, a 198% increase, and salaries and wages increased by $536,752, both as a result of increased activities, facilities expenses and personnel additions in preparation of going into production. Research and development expenses included in operating expenses above, were $281,706 in 1998 as compared to $0 in 1997 as a result of developing processes related to medical devices. Product development expense was $825,269 in 1998 as compared to $0 in 1997. Product development expenses are costs associated with the development and manufacturing of test products prior to commercial production. Sales and marketing expense for 1998 was $697,530 as compared to $-0- for 1997. Employee incentive compensation, which was incurred in 1997 due to stock options issued prior to the initial public offering, was not incurred in 1998.

        Other income (expense)

        Other income (expense) during 1998 consisted primarily of interest income, interest expense and donation of assets held for sale. Interest expense decreased during 1998 due primarily to an increase in the amounts capitalized. The Company capitalized interest costs of $607,395 in 1998 and $24,934 in 1997.

Year ended December 31, 1997 compared to Period of November 1, 1995 (inception) through December 31, 1996

        Revenues

        Sales of accelerator components and cost of revenues for 1997 were $135,765 and $79,287, respectively, compared to $775,102 and $263,440 for the same period in 1996, resulting in gross profit of $56,478 for 1997 and $511,662 for fiscal 1996.

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


Liquidity and Capital Resources

        The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, sales of shares of common stock in private placements to investors, its initial public offering and loans from stockholders and directors. In 1996 and 1997, the Company sold 662,501 shares of common stock at a purchase price of $1.60 for an aggregate net proceeds of $900,000.

        During the third quarter of 1997, the Company completed its initial public offering of 2,300,000 shares of common stock at $9.00 per share, resulting in net proceeds of approximately $17,709,000.

        As of December 31, 1997, the Company had approximately $3,688,272 in borrowings from Texas Bank in Denton, Texas, collateralized primarily by real estate. In March 1998, approximately $2,400,000 of these borrowings were refinanced with Hartland Bank in Austin, Texas to allow for Texas Bank to furnish $6,000,000 in construction financing for the Radioisotope Production Facility.

        In July 1998, the Company borrowed $2,500,000 in a term loan from First Southwest Company, secured by Company stock owned by Ira Lon Morgan, the Company's Chairman. The loan matured on October 31, 1998 and was renewed until March 31, 1999. The loan was subsequently extended to April 15, 1999, at which time the Company's Chairman, I.L. Morgan, assumed the debt personally. The Company intends to repay the debt April 15, 2000.

        In October 1998, Texas State Bank in McAllen, Texas provided financing which allowed the Company to pay off all existing loans with both Texas Bank and Hartland Bank, and to consolidate its remaining financing into a $15,000,000 loan. The Texas State Bank loan includes (i) a five year term loan with a fifteen year amortization and a floating interest rate which adjusts every six months on May 1 and November 1 of each year and (ii) a $5,000,000 one year revolving line of credit collateralized by accounts receivable of less than 75 days. At December 31, 1998, the Company had no unused availability in the revolving line of credit. In March 1999, Texas Bank committed to an additional $5,000,000 in lease financing for the purchase of equipment.

        The Company initiated a private placement of its common stock in late 1998. The offering consisted of units, each unit consisting of 16,000 shares of stock at $12.50 per share and 16,000 three- year warrants with an exercise price of $13.75. As of December 31, 1998, 49 units, representing 784,000 shares of common stock had been sold for an aggregate amount of $9,507,414, net of issuance costs of $292,586. An additional $2,000,000 had been raised through March 1, 1999.

        The Company is continuing efforts to raise additional funding through the private placement of its securities. As of April 15, 1999 the Company has received commitments of $7,000,000 from certain officers, directors and other individuals for the purchase of common stocks and warrants at fair value. The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities.

        The Company's future liquidity and capital funding requirements will depend on numerous factors, including commencing production of radioisotopes; possible delays in the final regulatory approval process for its Radiopharmaceutical Manufacturing Facility and the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; technological and market developments; and the ability of the Company to maintain collaborative academic and commercial research, development and marketing relationships.

        The Company has incurred losses from operations since inception and has an accumulated deficit of $10,724,811 as of December 31, 1998. The Company's history of operating losses has resulted in continued dependence upon additional external financing. Management's plans regarding its liquidity involve the successful execution of its 1999 business plan, including the successful commercialization of the Company's products. The Company intends to obtain additional capital necessary to fund operations, complete the installation of the LINAC, and meet debt service requirements, from public and private sales of equity or debt securities. The Company anticipates, based on the execution of its business plan and its continued capital raising activities, that it will have sufficient funds to finance its operating activities for at least the next twelve months. In the event the Company is unable to secure sufficient funds, the Company's operations and business expansion would be significantly curtailed. There can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of Year 2000

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

        The Company has established an Executive Steering Committee to provide oversight to the implementation of the Year 2000 program and is responsible for reviewing and approving the plans, activities, and decisions associated with identifying and mitigating the risk associated with the Year 2000 problem. The committee also reviews budgetary information, provides guidelines and acts as a liaison to the Board of Directors, which has the ultimate responsibility for the budget and mitigation of the Year 2000 problem. Responsibilities for implementing the plan have been assigned and the Company has identified critical equipment and software for the following operational areas:

o LINAC
  Identified critical equipment and software in the LINAC includes the oscilloscopes, modulators, Lab/View (time/date system), DAQ Hardware, GPIB Hardware and AutoCAD 14 Software. Vendor assurance letters of the Year 2000 compliance have been obtained on these components and internal validation is being done.

o Cyclotron
  List of critical equipment in the Cyclotron is still being prepared. Vendor assurance letters have been obtained on the critical equipment identified and will be obtained on future identified critical equipment. Internal validation should be completed by June 30, 1999.

o Radiopharmacy
  Identified critical equipment within the Radiopharmacy includes thermal transfer printer, gamma spectroscopy system, sodium iodine scintillator detector system 2350 istrument software ionization chamber and dose calibrators. Vendor assurance letters have been received on all but the 2350 instrumentation software, which is pending as of March 30, 1999. Internal validation is planned for the second quarter of 1999.

o Computer equipment and software
  All computer equipment and software is identified as critical equipment. Inventories of all systems hardware and software have been completed. Software inventory reporting software has been installed on each computer, which monitors installed software on each computer. Vendor assurance letters of Year 2000 compliance have been obtained for all software owned by the Company. We will be installing ClickNet Y2K software on all computers during the second quarter 1999 to maintain Year 2000 compliance.

o Utility Equipment & Systems
  Identified critical equipment for the utilities systems include series controllers, pumps and controllers, HVAC, and WFI chillers. Vendor assurance letters of Year 2000 compliance have been received for each of these components and internal validation has been performed.

        The Company is performing Year 2000 compliance testing on new equipment and components as they are being put into place. As of March 29, 1999, Year 2000 testing has resulted in no significant remediations required.

        In addition to the assesement of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 issue. The Company has commenced inquiries of key vendors regarding the status or the respective Year 2000 compliance procedures, and in certain cases, certifications regarding Year 2000 compliance have been obtained. By the second quarter 1999, the Company intends to have developed contingency plans in the event key vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the readiness of its key vendors and to create action plans to address any identified risks.

        The Company has estimated the total cost of the Year 2000 remediation including modification, upgrade, or replacement of systems and equipment to be approximately $50,000. The Company expects to identify and resolve all Year 2000 issues that could materially and adversely affect its business operations by June 30, 1999. Although the Company has estimated the total cost of the remediation efforts to be about $50,000, any unanticipated failures by key vendors, as well as failures by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the Year 2000 project and its completion date. As a result, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's financial position or results of operations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates on its long-term debt. The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to US bank prime lending rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 31, 1998 would be immaterial.

Item 8. FINANCIAL STATEMENTS

The following financial statements are included herewith:

Independent Auditors' Report

Consolidated Balance Sheets of the Company as of December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended December 31, 1998, and the period from November 1, 1995 (inception) through December 31, 1996, and for the period from November 1, 1995 (inception) through December 31, 1998.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997, and for the period from November 1, 1995 (inception) through December 31, 1996.

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, the period from November 1, 1995 (inception) through December 31,
1996, and for the period from November 1, 1995 (inception) through December 31, 1998.

Notes to Consolidated Financial Statements


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December
31, 1998, the close of our fiscal year.

Item 11. EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation and Other Matters" of the Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1998, the close of our fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1998, the close of our fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1998, the close of our fiscal year.


PART IV

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

23.1  Consent of KPMG LLP, as independent certified public accountants

27.1  Financial Data Schedule

Reports on Form 8-K

The Company filed a Form 8-K on December 22, 1998 with respect to the sale of its common stock in a private offering and on February 19,1999 with respect to the filing of a Form 3 to register the resale of securities by certain shareholders.

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

March 30, 1999              By:/s/ Ira Lon Morgan, Ph.D.
                               ----------------------------
                               Ira Lon Morgan, Ph.D.
                               Chairman & Treasurer

March 30, 1999              By:/s/ Carl W. Seidel
                               ----------------------------
                               Carl W. Seidel
                               President
                               Chief Executive Officer

March 30, 1999              By:/s/ Tommy L. Thompson
                               ----------------------------
                               Tommy L. Thompson
                               Executive Vice President
                               Chief Operating Officer

March 30, 1999              By:/s/ Virgil L. Simmons
                               ----------------------------
                               Virgil L. Simmons
                               Senior Vice President

March 30, 1999              By:/s/ Joan Gillett
                               ----------------------------
                               Joan Gillett
                               Chief Financial Officer

March 30, 1999              By:/s/ John M. McCormack
                               ----------------------------
                               John M. McCormack
                               Director

March 30, 1999              By:/s/ William W. Nicholson
                               ----------------------------
                               William W. Nicholson
                               Director

March 30, 1999              By:/s/ Charles A. LeMaistre, M.D.
                               ----------------------------
                               Charles A. LeMaistre, M.D.
                               Director

March 30, 1999              By:/s/ Robert J. Gary
                               ----------------------------
                               Robert J. Gary
                               Director

March 30, 1999              By:/s/ Frederick J. Bonte, M.D.
                               ----------------------------
                               Frederick J. Bonte, M.D.
                               Director

INTERNATIONAL ISOTOPES, INC.

FINANACIAL STATEMENTS

TABLE OF CONTENTS


                                                                     Page No.

Independent Auditors' Report.........................................     33

FINANCIAL STATEMENTS

Consolidated Balance Sheets of the Company
    as of December 31, 1998 and 1997.................................    34

Consolidated Statements of Operations for the years ended
   December 31, 1998 and 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from
   November 1, 1995 (inception) through December 31, 1998............    35

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998 and 1997, and for the period from November 1, 1995
   (inception) through December 31, 1996.............................    36

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997, for the period from November 1, 1995 (inception) through December 31, 1996, and for the period from
   November 1, 1995 (inception) through December 31, 1998............    37

Notes to Consolidated Financial Statements ..........................    39

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                          Consolidated Balance Sheets

                                                                        December 31,
Assets                                                             1998            1997
------------------------                                        ----------      -----------
Current assets:
    Cash and cash equivalents                                   $ 6,371,704     $ 8,201,417
    Securities available for sale, at fair value                          -       5,082,777
    Interest receivable                                                   -         152,358
    Accounts receivable                                             240,433               -
    Assets held for sale                                            526,533         564,932
    Inventories                                                   1,744,467               -
    Other                                                            78,578          97,941
                                                                -----------     -----------
        Total current assets                                      8,961,715      14,099,425

Property, plant and equipment, net                               32,350,399       6,280,760

Goodwill, net of accumulated amortization of $195,697             1,687,846               -
Other assets                                                      2,302,743         741,853
                                                                -----------     -----------
        Total assets                                             45,302,703      21,122,038
                                                                ===========     ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
    Accounts payable                                            $ 1,825,246       $ 906,062
    Accrued liabilities                                             973,752         602,064
    Current portion of lease obligation                             235,309               -
    Current installments of mortgage and notes payable to banks   3,117,177         634,454
                                                                -----------     -----------
        Total current liabilites                                  6,151,484       2,142,580

Non-current portion of lease obligation                             774,758               -
Mortgage and notes payable to banks, excluding
         current installments                                    14,483,839       3,053,818
                                                                -----------     -----------
        Total liabilities                                        21,410,081       5,196,398

Commitments (note 1)

Stockholders' equity
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        no shares issued and outstanding                                 -               -
    Common stock, $0.01 par value; 20,000,000 shares authorized, issued and outstanding 7,351,625 shares at December 31, 1998
       and 6,370,950 shares at December 31, 1997                     73,515          63,709
    Additional paid-in capital                                   35,183,918      21,787,337
    Deficit accumulated during the developmental stage          (10,724,811)     (5,205,406)
    Receivable from stockholders                                   (640,000)       (720,000)
                                                                -----------     -----------
        Total stockholders' equity                               23,892,622      15,925,640
                                                                -----------     -----------
        Total liabilities and stockholders' equity               45,302,703      21,122,038
                                                                ===========     ===========


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Operations

                                                                                              Period from           Period from
                                                                                            November 1, 1995     November 1, 1995
                                                            Year Ended December 31,       (inception) through (inception) through
                                                              1998            1997         December 31, 1996    December 31, 1998
                                                           -----------     ----------     ------------------ --------------------
Revenue:
   Sales of reactor products                               $ 1,422,711           --            --                   1,422,711
    Development contract income                                522,000           --            --                     522,000
    Sale of accelerator components                              64,454        135,765         775,102                 975,321
                                                           -----------     ----------       ---------            -------------
                                                             2,009,165        135,765         775,102               2,920,032

Cost of revenue:
    Cost of reactor products                                 1,035,517           --              --                 1,035,517
    Cost of development contract                                62,830           --              --                    62,830
    Cost of accelerator components                              32,227         79,287         263,440                 374,954
                                                           -----------     ----------       ---------            -------------
     Gross Profit                                              878,591         56,478         511,662               1,446,731
                                                           -----------     ----------       ---------            -------------
 Operating costs and expenses:
   Salaries and contract labor                               1,461,480        924,728         109,887               2,496,095
   Employee incentive compensation                                  --      2,397,500            --                 2,397,500
   Sales and marketing                                         697,530           --               116                 697,646
   Product development                                         825,269           --              --                   825,269
   General, administrative and consulting                    3,553,669      1,193,606         773,634               5,520,909
                                                           -----------     ----------       ---------            -------------
     Total operating expenses                                6,537,948      4,515,834         883,637              11,937,419
                                                           -----------     ----------       ---------            -------------
     Loss from development stage operations                 (5,659,357)    (4,459,356)       (371,975)            (10,490,688)

Other income (expense):
   Gain on sale (donation) of assets held for sale             (24,330)        14,974         336,364                 327,008
   Interest income                                             288,494        297,835           4,906                 591,235
   Interest expense                                               (462)      (224,413)       (303,741)               (528,616)
   Loan financing fees                                            --             --          (750,000)               (750,000)
                                                           -----------     ----------       ---------            -------------
     Loss before extraordinary item                         (5,395,655)    (4,370,960)     (1,084,446)            (10,851,061)

Extraordinary gain (loss) on debt extinguishment              (123,750)          --           250,000                 126,250
                                                           -----------     ----------       ---------            -------------

Net loss                                                   $(5,519,405)    (4,370,960)       (834,446)            (10,724,811)
                                                           ===========     ==========       =========            =============

Loss per common share before extraordinary
   item - basic and diluted                                $     (0.83)   $     (0.92)    $     (0.57)            $     (2.56)
                                                           ===========     ==========       =========            =============

Loss per common share - basic and diluted                  $     (0.84)   $     (0.92)    $     (0.43)            $     (2.53)
                                                           ===========     ==========       =========            =============

Weighted average common shares outstanding -
   basic and diluted                                         6,534,987      4,750,561       1,918,538               4,244,516
                                                           ===========     ==========       =========            =============

See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
                        (a development stage enterprise)
                Consolidated Statements of Stockholders' Equity
  Years ended December 31, 1998 and 1997, and the period from November 1, 1995
                     (inception) through December 31, 1996
-------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                                   Additional    Receivable      During the        Total
                                                 Common Stock        Paid-in        From        Development    Stockholders'
                                               Shares     Amount     Capital    Stockholders       Stage          Equity
-----------------------------------------------------------------------------------------------------------------------------
Shares purchased by founders at par              624,997  $ 2,500            -              -               -          2,500
Shares purchased by founders at prices
  other than par                                 187,923      751          114              -               -            865
Shares issued to chairman as payment
  on notes payable                             1,250,000    5,000            -              -               -          5,000
Shares issued for service fees to
  stockholders who collateralized debt            65,100      260           26              -               -            286
Shares issued for patents                         25,000      100            -              -               -            100
Shares issued to stockholders for
  services rendered                              186,142      745      259,855              -               -        260,600
Shares issued for purchase of subsidiary         827,500    3,310       71,693              -               -         75,003
Shares issued through private placement          600,001    2,400      957,600       (160,000)              -        800,000
Net loss                                               -        -            -              -        (834,446)      (834,446)
Effect of 2.5 for 1 stock split                        -   22,600      (22,600)             -               -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     3,766,663   37,666    1,266,688       (160,000)       (834,446)       309,908
Collection of stock sale receivable                    -        -            -        160,000                        160,000
Shares returned by owners                              -        -      395,994              -                        395,994
Shares issued through private placement           62,500      625       99,375              -                        100,000
Shares issued to employees and                                                                                             -
  directors, including shares                                                                                              -
  contributed by founders                         86,787      868    1,170,991       (472,000)                       699,859
Shares issued in initial public offering,                                                                                  -
  net                                          2,300,000   23,000   17,685,839              -                     17,708,839
Shares issued to employees                       155,000    1,550    1,168,450       (248,000)                       922,000
Net loss                                               -        -                                  (4,370,960)    (4,370,960)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     6,370,950   63,709   21,787,337       (720,000)     (5,205,406)    15,925,640
Shares issued for purchase of subsidiary         159,416    1,594    3,172,379              -               -      3,173,973
Shares issued for license agreement & patent      37,259      372      724,628              -               -        725,000
Shares issued through private placement          784,000    7,840    9,499,574              -               -      9,507,414
Forgiveness of stock sale receivable                   -        -            -         80,000               -         80,000
Net loss                                               -        -            -              -      (5,519,405)    (5,519,405)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     7,351,625 $ 73,515   35,183,918       (640,000)    (10,724,811)    23,892,622
============================================================================================================================

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows

                                                                                              Period from         Period from
                                                                        Year                November 1, 1995    November 1, 1995
                                                                  Ended December 31       (inception) through (inception) through
                                                                1998            1997        December 31, 1996   December 31, 1998
                                                              -------         ------      -------------------  ------------------
Cash flows from operating activities:
   Net loss                                                 $ (5,519,405)     (4,370,960)           (834,446)        (10,724,811)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                               490,180          17,354               1,660             509,194
     (Gain) loss on sale or donation of assets                    24,330         (14,974)           (336,364)           (327,008)
     Services compensated by stock issuance                            -       1,918,000             260,886           2,178,886
     Forgiveness of receivable from stockholder                   80,000               -                   -                   -
     Extraordinary loss/gain on extinguishment of debt           123,750               -            (250,000)           (126,250)
     Changes in operating assets and liabilities
       Interest receivable                                       152,358        (152,358)                  -                   -
       Accounts receivable                                       446,888               -                   -             446,888
       Other assets                                             (435,883)        (87,086)            (10,855)           (533,824)
       Inventory                                                (485,607)         15,645            (757,498)         (1,227,460)
       Accounts payable                                         (167,031)         91,990             241,341             967,554
       Accrued liabilities                                       348,447         585,589              16,475             950,511
                                                              ----------      ----------          ----------          ----------
         Net cash used in operating activities                (4,941,973)     (1,996,800)         (1,418,801)         (8,607,574)
                                                              ----------      ----------          ----------          ----------
Cash flows from investing activities:
   Proceeds from sale of certificate of deposit                        -         400,000                   -             400,000
   Purchase of certificate of deposit                                  -        (100,000)           (300,000)           (400,000)
   Purchase of assets for sale and operations                (24,290,167)     (4,694,947)         (1,888,673)        (30,873,787)
   Purchase of securities available for sale                           -      (5,082,777)                  -          (5,082,777)
   Proceeds from sale of securitites available for sale        5,082,777               -                   -           5,082,777
   Proceeds from sale of assets held for sale                     14,069         126,887             691,051             832,007
   Purchase MAC Isotopes, Inc., net of cash received            (495,000)              -                   -            (495,000)
   Investment in trademarks and license fee                     (275,000)              -                   -            (275,000)
                                                              ----------      ----------          ----------          ----------
         Net cash used in investing activites                (19,963,321)     (9,350,837)         (1,497,622)        (30,811,780)
                                                              ----------      ----------          ----------          ----------
Cash flows from financing activities:
   Collections of stock sale receivable                                -         160,000                   -             160,000
   Proceeds from issuance of notes payable to chairman                 -               -             120,000             120,000
   Proceeds from issuance of common stock                      9,507,414      17,808,839             803,366          28,119,619
   Payments on capital leases                                   (220,825)                                  -            (220,825)
   Proceeds from issuance of debt                             17,601,016       7,201,607           4,750,000          29,552,623
   Principal payments on notes payable                        (3,812,022)     (5,932,789)         (2,080,546)        (11,825,357)
   Payments on notes payable to chairman                               -         (20,000)            (95,000)           (115,000)
                                                              ----------      ----------          ----------          ----------
         Net cash provided by financing activities            23,199,333      19,217,657           3,247,820          45,664,810
                                                              ----------      ----------          ----------          ----------

Net increase (decrease) in cash and cash equivalents          (1,829,713)      7,870,020             331,397           6,371,704
Cash and cash equivalents at beginning of period               8,201,417         331,397                   -                   -
                                                              ----------      ----------          ----------          ----------
Cash and cash equivalents at end of period                   $ 6,371,704       8,201,417             331,397           6,371,704
                                                              ==========      ==========          ==========          ===========






                                    (Continued)




                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows

                                                                                             Period from            Period from
                                                                          Year           November 1, 1995       November 1, 1995
                                                                   Ended December 31,   (inception) through    (inception) through
                                                                  1998          1997     December 31, 1996      December 31, 1998
                                                               -------------------------------------------------------------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest (net of capitalized interest)        $   84,455     238,011         295,425                     617,891
                                                               ==========     =======         =======                  ===========
   Cash paid for financing fees                                $   86,350      10,261         500,000                     596,611
                                                               ==========     =======         =======                  ===========
Supplemental disclosure of noncash transactions:
   Common stock issued for stock receivables                   $        -     720,000         160,000                     880,000
                                                               ==========     =======         =======                  ===========

   Common stock issued for account payable to director         $        -      62,852               -                      62,852
                                                               ==========     =======         =======                  ===========
   Conversion of notes payable to Common Stock                 $        -           -           5,000                       5,000
                                                               ==========     =======         =======                  ===========
   Acquistion of subsidiary through issuance of Common Stock   $3,173,973           -          75,003                   3,248,976
                                                               ==========     =======         =======                  ===========
   Capital expenditures included in accounts payable           $  801,254     509,879               -                     801,254
                                                               ==========     =======         =======                  ===========
   Acquistion of license fee and patents rights through        $  725,000           -             100                     725,100
     of Common Stock                                           ==========     =======         =======                  ===========

   Acquistion of equipment through capital leases              $1,147,796           -               -                   1,147,796
                                                               ==========     =======         =======                  ===========


                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a)     Description of Business and Liquidity

        International Isotopes Inc (the Company) was incorporated in Texas in November 1995 as Applied Isotopes Products Corporation. The Company changed its name to International Isotopes Inc. in January 1997. The Company is a development stage enterprise which has acquired the technology, proprietary designs and intellectual property for the design and assembly of a proton linear accelerator (LINAC) to produce radioisotopes used in nuclear medicine for the detection and treatment of various forms of cancer and other diseases. In addition, the Company intends to manufacture and develop accelerators, diagnostic scanners, and proton/ neutron therapy equipment. Some of these assets were purchased in May 1996 from the State of Texas through a competitive bidding process arising from the termination of the government funded Superconducting Super Collider (SSC) project. The Company also owns 100% of the outstanding common shares of Gazelle Realty, Inc. and International Isotopes Idaho, Inc. (I4). Gazelle Realty, Inc. owned 20 acres of land on which the facility for the LINAC has been constructed and 1.6 acres of land on which the administration, manufacturing, and research and development building was constructed. During 1997 all the property owned by Gazelle Realty, Inc. was transferred to the Company. International Isotopes Idaho, Inc. has an exclusive five year contract, with an option to renew for three additional years, for the utilization of the Department of Energy Advanced Test Reactor facility located near Idaho Falls, Idaho.

        The Company has devoted substantially all of its efforts since inception to the acquisition and construction of the LINAC project and related assets, pharmaceutical production and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas, product development income and sales of reactor produced products from I4. Additionally, the Company has derived operating capital from the sales of assets. The Company has financed its operations in part through private placements of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997 (note 7). The Company utilized funds obtained from the Offering to increase its capital assets primarily through the assembly and upgrade of the LINAC for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment. The Company is actively pursuing strategic alliances with pharmaceutical companies and universities. The Company has employed additional key personnel in the area of LINAC manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance. The Company will continue to sell the remaining assets held for sale and utilize the inventory of accelerator components in the manufacturing of products for sale to generate operating capital.

        To date, the Company's product sales have consisted of accelerator components acquired from the State of Texas and reactor produced product from I4. The Company has not manufactured any accelerator produced radioisotope products and there can be no assurance that the Company will be able to manufacture or market its products in the future, that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to manufacture or market its products. The Company's proposed radioisotope production facility is also subject to extensive government regulations. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts, market acceptance of its products and ability to obtain adequate financing until sufficient cash flows can be generated from operations.

        The Company has limited history of operations and has experienced operating losses and significant costs in the acquisition of key personnel, land and facilities. The Company expects operating losses to continue as it initiates radioisotope and radiopharmaceutical production, obtains validation and customer approval, and increases marketing and product development.

        The Company initiated a private placement of its common stock in late 1998. The offering, which consists of units, each consisting of 16,000 shares of stock per unit at $12.50 per share and 16,000 three-year warrants with an exercise price of $13.75, was partially completed at December 31, 1998. Through February 28, 1999, $11,163,750, net of commissions and placement costs of $636,250, had been raised ($1,614,750, net of commissions and placement costs of $385,250 subsequent to December 31, 1998).

        The Company is continuing efforts to raise additional funding through the private placement of its securities. As of April 15, 1999 the Company has received commitments of $7,000,000 from certain officers, directors and other individuals for the purchase of common stocks and warrants at fair value. The company is continuing to negotiate potential financing options including long term mortgage financing for its facilities.

        The Company has incurred losses from operations since inception and has an accumulated deficit of $10,724,811 as of December 31, 1998. The Company's history of operating losses has resulted in continued dependence upon additional external financing. Management's plans regarding its liquidity involve the successful execution of its 1999 business plan, including the successful commercialization of the Company's products. The Company intends to obtain additional capital necessary to fund operations, complete the installation of the LINAC, and meet debt service requirements, from public and private sales of equity or debt securities. The Company anticipates, based on the execution of its business plan and its continued capital raising activities, that it will have sufficient funds to finance its operating activities for at least the next twelve months. In the event the Company is unable to secure sufficient funds, the Company's operations and business expansion would be significantly curtailed. There can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

(b)     Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications were made to prior years' presentation to conform to the current year presentation.

        During the period from November 1, 1995 (inception) through December 31, 1995, the activity of the Company was limited to the Chairman's funding expenses totaling $15,240 for the Company. No shares were issued for cash until 1996. Accordingly, consolidated financial statements for the two months ended December 31, 1995 have not been separately presented. All references to the period from November 1, 1995 (inception) through December 31, 1996 are referred to in the footnotes as the year ended 1996.

(c)     Financial Instruments and Cash Equivalents

        The Company's financial instruments consist of cash equivalents, short-term bonds, daily repurchase account, term repurchase account, money market accounts, accounts payable and accrued liabilities and notes payable. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates.

        Cash equivalents of $6,058,095 and $8,063,151 at December 31, 1998 and 1997, respectively, consist of money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

(d)     Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. All plant assets were classified as construction in progress for the periods ended December 31, 1997 and November 1, 1995 (inception) through December 31, 1996. During 1998, construction on the Company's buildings was completed and depreciation began. The Company capitalizes interest cost during construction periods, however, amounts were immaterial for the years ended December 31, 1997 and 1996. For 1998, interest costs capitalized were $607,395

        Plant and equipment are stated at cost less accumulated depreciation. The majority of these assets owned by the Company, concurrent with its formation, represented assets acquired from the terminated Superconducting Super Collider project. A portion of these assets is being retained for the construction of the LINAC. The remainder of such assets were acquired with the intention of being sold for operating capital and are classified on the accompanying 1998 balance sheet as assets held for sale (see note 1(e) below).

        Depreciation on plant assets is computed using the straight-line method. Buildings in service are being depreciated over 39 years.

        Depreciation on equipment held for operations is computed using the straight-line method. Office furniture and equipment in service are being depreciated over 3 to 5 years.

        The Company has construction purchase commitments totaling $2,843,678 at December 31, 1998.

(e)     Assets Held for Sale

        Assets held for sale consist primarily of excess accelerator, mechanical and test equipment acquired from the terminated Superconducting Super Collider project and are carried at the lower of cost or fair value less cost to sell. These assets are being disposed of through private sales and auctions. For the years ended December 31, 1998,1997 and 1996, the Company sold for cash assets held for sale with a book value of $64,454, $111,913 and $354,687 resulting in a gain/(loss) on sale of ($24,330), $14,974 and $336,364, respectively. The remaining assets held for sale are expected to be disposed of during 1999. At December 31, 1998, the Company has a carrying value of $526,533 in such assets and has assessed the recoverability of such assets. However, based on the nature of the assets and the potential markets for sale, it is reasonably possible that the Company's estimate that it will recover the carrying amount of these assets will change in the near term.

        Certain finished goods inventory of accelerator components acquired from the terminated Superconducting Super Collider project, amounting to $750,760 and $741,853 at December 31, 1998 and 1997 respectively, are classified as other assets carried at the lower of cost or fair value less costs to sell.

(f)     Inventories

        Inventories, which relate to the operations of I4, are carried at the lower of cost or market. Cost is determined using the first-in first out method.

(g)     Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

(h)     Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(i)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)     Revenue Recognition

        Revenue is recognized when product development milestones are accomplished, reactor products are shipped and accelerator components are shipped. No warranty coverage or right of return provisions are given to customers.

(k)     Research, Development and Advertising Costs

        Research, development and advertising costs are expensed when incurred. Research and development expenses were $281,706 in 1998, and were immaterial during 1997 and 1996.

(l)     Stock Option Plan

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 superseded certain provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earning per share disclosures for employee stock option grants made in 1995 and future years as if the fair- value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provision of SFAS No. 123 for its granted employee stock options.

(m)     Goodwill

        Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 77 months. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill.

(n)     Net Loss Per Common Share-Basic and Diluted

        Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for the years ended December 31, 1998, 1997 and 1996, and for the period from November 1, 1995 (inception) through December 31, 1998, as all common stock options and warrants were anti-dilutive.

        At December 31, 1998, the Company has 394,500 common stock options and 1,004,000 common stock warrants outstanding (note 7). Options and warrants excluded from the computation of diluted loss per share would have resulted in additional weighted average securities, under the treasury stock method, totaling 225,406, 94,921, -0-, and 116,987 for the years ended December 31, 1998, 1997 and 1996, and the period from November 1, 1995 (inception) through December 31, 1998, respectively. The potentially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(o)     Comprehensive Income

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For each period presented in the accompanying consolidated statements of operations, comprehensive loss and net loss are the same amount.

(p)     Operating Segments

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for public business enterprises to report information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in development stage and has not begun significant operations. The Company's management anticipates operating through various segments in future periods as operations for those segments begin.

(2)     SECURITIES

               The Company invests only in high quality, short-term investments which are classified as available-for-sale and recorded at fair value. The Company records gains and losses on securities using the specific identification method. At December 31, 1997, the carrying value at amortized cost approximated fair value and these securities were sold or matured during 1998.

(3)     INVENTORIES

               Inventories consist of the following at December 31, 1998:

                      Raw materials        $     388,930
                      Work in progress         1,355,537
                                           -------------
                                           $  1,744,467
                                           =============


(4)     ACQUISITIONS

               On April 24, 1998, Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden Colorado, and then merged MAC Isotopes into International Isotopes Idaho Inc., a newly formed subsidiary of the Company. The Company exchanged $500,000 in cash and 159,416 shares of its Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. MACTEC has the option to sell 50% of the shares back to the Company on each of April 23, 1999 and April 24, 2000 for a purchase price of $19.91 per share. If the Company does not repurchase the shares, Auric Partners, of which William Nicholson, a director of the Company, is a partner, is required to purchase the shares. If Auric purchases the shares, the Company is obligated to issue to Auric warrants to purchase common stock of the Company in sufficient quantity and at an exercise price that will compensate it for the difference between $19.91 and the current market price of the Company's stock.

               A summary of the assets acquired and liabilities assumed in connection with the MAC Isotopes acquisition follows:

               Current assets, net of cash acquired             $  2,051,822
               Property, plant and equipment                          41,810
               Intangible assets                                   1,883,542
               Current liabilities                                  (308,201)
                                                                ------------
                      Total                                        3,668,973
               Issuance of 159,416 shares of common stock,
                   at $19.91 per share                             3,173,973
                                                                ------------
                      Cash paid, net of cash acquired           $    495,000
                                                                ============

               The results of operations of MAC Isotopes, for the period prior to the acquisition in 1998 and 1997 were insignificant, therefore pro forma results of operations for those periods have not been provided.

               On December 13, 1996, the Company acquired all of the outstanding stock of Gazelle in exchange for 827,500 shares of the Company's common stock. Gazelle's sole asset is land and Gazelle had no additional tangible or intangible assets or liabilities and no operating activity.

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

(5)     PROPERTY, PLANT AND EQUIPMENT

               In November 1997, the Company purchased an office/manufacturing facility and a warehouse facility located on 12 acres at 3100 Jim Christal Road, Denton, Texas at a cost of $2,100,000. The Company has incurred $375,000 since acquisition in costs related to improvements for offices, furnishings, HVAC and general refurbishing. The office/manufacturing facility houses the Company's administrative offices but is devoted primarily to finished radiopharmaceutical and brachytherapy production through the addition of $6,853,000 in a suite of production clean rooms and equipment. The warehouse facility houses the 42 MeV Cyclotron, donated by MD Anderson Cancer Center to the University of North Texas which has been remodeled and rebuilt at a cost of $1,731,000 and will be operated by the Company under a ten year lease with the University of North Texas to produce short-lived and research radioisotopes.

               In early 1998, the Company completed construction of a facility for administration, manufacturing and services located on 1.6 acres in Denton, Texas at a cost of $1,260,000. The Company is using the building for instrumentation manufacturing and other services.

               The Company owns 20 acres of land in an Industrial Research Park in Denton, Texas. The Company completed construction of the building housing its Radioisotope Production Facility devoted to the LINAC on this land in September 1998 at an approximate cost of $7,524,000. The City of Denton has agreed to grant a temporary certificate of occupancy subject to completion of the primary road for the Research Park, which is anticipated to be completed in the summer of 1999.

               In March 1998, the Company purchased 115 acres of land in Waxahachie, Texas from the State of Texas at a cost of $424,000. This site includes a building that can be used as a secondary accelerator production and testing site.


        Property, plant and equipment is summarized as follows at December 31, 1998 and 1997:

                                                                   1998           1997
                                                                   ----           ----
        Land                                                      $ 663,674       563,674
        Furniture and fixtures                                      958,663       466,214
        Plant & improvements                                     14,211,707     2,871,266
        Production equipment                                     16,829,565     2,398,333
                                                               ------------     ---------
                                                                 32,663,609     6,299,487
        Less accumulated depreciation and amortization             (313,210)      (18,727)
                                                               ------------     ---------
        Property, plant & equipment, net                       $ 32,350,399     6,280,760
                                                               ============     =========

               At December 31, 1998, gross property, plant and equipment of $15,914,268, consisting primarily of the LINAC, Cyclotron and Pharmacy equipment, were not yet operational and not subject to depreciation.

(6) MORTGAGE AND NOTES PAYABLE TO BANKS

        Mortgage and notes payable to banks as of December 31, 1998 and 1997, consist of the following:

                                                                                       1998          1997
----------------------------------------------------------------------------------------------------------------
Variable rate (10.00% at December 31, 1998) line of credit to financial institution
secured by stock owned by the Chairman of the Board.                                 $2,450,000              -

Variable rate (9.25% at December 31, 1998) note payable secured bank secured by substantially all of the Company's assets. Face amount of the note is $15,000,000.
Principal and current interest are payable in monthly installments of approximately
 $154,379 with a final balloon payment of $12,057,765 due November 1, 2003           14,918,638               -


Variable rate (9.25% at December 31, 1998) revolving line of credit secured by accounts receivable. Maximum amount of the line of credit is $5,000,000 with
interest payments due monthly and the principal balance due on October 1, 1999         232,318

Variable rate established by Chase Manhattan Bank (8.5% at December 31, 1997)
mortgage and note payable, repaid in full in 1998.                                          --       2,337,778

Variable rate established by Chase Manhattan Bank (8.5% at December 31, 1997) line of credit payable to bank secured by 20 acres of land. Maximum amount of the line of credit was $500,000 with interest payments due monthly and the principal
balance paid in 1998                                                                        --         500,000

Variable rate established by Chase Manhattan Bank (8.5% at December 31, 1997)
note payable to bank (interim construction loan) secured by building repaid in
full in 1998                                                                                --         769,298

Variable rate established by Chase Manhattan Bank (8.5% at December
31, 1997) line of credit payable to bank secured by 20 acres of land. Maximum amount of the line of credit was $250,000 with interest payments due monthly and
the principal balance paid in full in 1998                                                               81,196
---------------------------------------------------------------------------------------------------------------
Total mortage and notes payable to banks                                            17,601,016        3,688,272
Less current installments                                                           (3,117,177)        (634,454)
----------------------------------------------------------------------------------------------------------------
Mortgage and notes payable to banks, excluding current installments                $14,483,839        3,053,818
----------------------------------------------------------------------------------------------------------------

The aggregate maturities of mortgage and notes payable to banks are as follows:

Years Ending December 31:
---------------------------------------------------------------------------------------------------------------
1999                                                                                                $ 3,117,177
2000                                                                                                    540,730
2001                                                                                                    592,924
2002                                                                                                    650,155
2003                                                                                                 12,700,030
---------------------------------------------------------------------------------------------------------------
                                                                                                   $ 17,601,016
---------------------------------------------------------------------------------------------------------------


        On October 9, 1998 the Company executed two promissory notes with a commercial lender for the purpose of refinancing existing short-term debt and to provide a line of credit based on eligible accounts receivable. The financing included a $15,000,000 note to be repaid in monthly installments of principal and interest in the amount of $154,379 through November 2003 at which time the remaining principal balance will be due and a revolving line of credit with a maximum availability of $5,000,000 and a maturity date of October 1, 1999. At December 31, 1998, the Company had no unused availability on the revolving line of credit. The interest rates for both notes, currently 9.25%, is one percent over the prime rate as listed by the Wall Street Journal and resets every six months. The loan is secured by substantially all of the Company's assets and contains a $4,000,000 guarantee by I.L. Morgan, Chairman of the Board. Funds of $15,000,000 received from execution of the note financing were used in part to repay two interim construction loans ($5,874,064 outstanding at time of repayment) and $9,125,936 of other indebtedness. Terms of this loan contains various restrictive covenants, including prohibition of additional liens existing on security interest, limitation on additional indebtedness, limitations on dividends and similar payments and prohibition of any mergers or acquisitions. In connection with the repayment of indebtedness, the Company paid a prepayment penalty of $123,750 which has been presented as an extraordinary loss in the accompanying statement of operations for the year ended December 31, 1998.

        In May 1996, the Company obtained $2,900,000 from a lending institution to fund the acquisition of assets of the terminated Superconducting Super Collider project from the State of Texas and related acquisition costs. The loan was secured by all of the assets of the Company as well as certain collateral personally owned by certain stockholders. An additional minimum profit sharing fee of $750,000 was to be paid from proceeds obtained from asset sales by November 3, 1996. On December 16, 1996, the Company obtained alternate financing from a note payable to a bank to pay off the remaining outstanding principal balance of $1,471,213 under the original $2,900,000 note payable to the lending institution plus interest, minimum additional profit sharing and legal fees. A compromise, settlement, and release agreement was obtained from the lending institution effective December 31, 1996. In negotiating the settlement, the initial minimum profit sharing fee of $750,000 was reduced by $250,000 to $500,000. This reduction has been recorded as an extraordinary item.

(7)     STOCKHOLDERS' EQUITY

        Common stock - During December 1998, the Company issued in a private placement, 49 units consisting each of 16,000 shares of common stock and 16,000 warrants. The warrants are exercisable at any time during a three year period ending November 2001 at a sales price equaling 110% of the private placement offering price of the shares ($13.75 per share). The private placement resulted in net proceeds to the Company of $9,507,414 after deducting placement fees and issuance costs of $292,586.
        On July 1, 1998 the Company issued 29,017 shares of common stock for patent rights. The shares were issued at a price of $17.23 per share or $500,000 in the aggregate.
        On May 14, 1998 the Company issued 8,242 shares of common stock for a license agreement. The shares were issued at a price of $27.30 per share or $225,000 in the aggregate.
        On April 24, 1998 the Company issued 159,416 shares of common stock for the purchase of subsidiary. The shares were issued at a price of $19.91 per share or $3,173,973 in the aggregate.
        On August 19, 1997 and September 30, 1997, the Company completed the Offering of 2,300,000 shares of its Common Stock at $9.00 per share. The Company received proceeds of $17,708,839 after deducting underwriters' discounts and commissions and issuance cost of $4,872,294 of which $1,980,000 related to the issuance of common stock warrants.
        Between March and July 1997, in order to establish a pool of shares for issuances to new employees, seven of the Company's founding stockholders contributed 247,496 shares of common stock, valued at $1.60 per share, to the Company. These shares, plus an additional 47,504 shares (total of 295,000 shares) were sold to certain key employees and directors at a purchase price of $1.60 per share, for notes aggregating $472,000. On December 31, 1997, the Company issued 155,000 additional shares of common stock at a purchase price of $1.60 per share to four employees in exchange for stock notes receivable of $248,000. These transactions resulted in the issuance of 450,000 total shares of common stock, of which 125,000 shares were issued as compensation for loan guarantees in January 1997, at a purchase price of the then estimated fair value of $1.60 per share. The remaining 325,000 shares were issued at quoted market values ranging from $7.00 to $9.00 per share, resulting in charges to operations for employee incentive compensation totaling $1,918,000 plus related employee taxes of $479,500 (total charges of $2,397,500). All stock notes receivable are recourse notes and are due December 31, 2000 and bear interest at 6.14% compounded semi-annually.
        In January 1997, the Company issued 39,283 shares of common stock to settle an outstanding account payable to a director of $62,852 included in accounts payable at December 31, 1996.
        In January 1997, the Company issued 62,500 shares of common stock through private placement for proceeds of $100,000. This transaction completed the private placement which aggregated issuance of 662,501 shares of common stock and proceeds of $1,060,000.

        Stock Option Plan - In January 1997, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan authorizes grants of options to purchase up to 600,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to 85% of the quoted market value of the common stock at the date of grant. The Company's options generally have a three- year vesting period and a maximum term of three years.
        The Company granted 82,400 stock options during 1998 at an average exercise price of $15.65 per share. During 1998 there were forfeitures of 34,800 stock options that were granted during 1997. The Company granted 346,900 stock option shares during 1997, primarily at an exercise price of $7.65 per share, resulting in a weighted-average exercise price of $7.66.

The following table summarized information about fixed stock options outstanding at December 31, 1998:

                                Options Outstanding                       Options Exerciseable
                         Options       Weighted         Weighted       Number        Weighted
                      Outstanding at   Average          Average      Exercisable at   Average
 Range of Exercise      December 31,    Remaining       Exercise      December 31,    Exercise
    Prices                 1998     Contractural Life    Price          1998           Price

 $7.65 to $16.45          369,400       1.63 years       $ 8.66         90,697         $7.67
 $16.46 to $26.00          25,100       2.29 years       $ 19.29             0             0


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997:

                                             1998                1997
                                         -------------       -------------

Expected dividend yield                             -                   -
Risk-free interest rate                          5.6%                5.6%
Expected volatility                       45% - 96%                   24%
Expected life                                 3 years             3 years
Weighted average fair value                     $9.12               $2.26

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan and, accordingly, except for stock options issued at less than quoted market value at date of issue, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31, 1998 and 1997 and the period from November 1, 1995 (inception) through December 31, 1998:

                                                                 Period from
                                                              November 1, 1995
                                                             (inception) through
                                     1998           1997      December 31, 1998
                                     ----           ----      -----------------

Net loss:             As reported   (5,519,405)  (4,370,960)   (10,724,811)

                      Pro forma     (5,806,478)  (4,610,828)   (11,251,752)

Net loss per basic    As reported        (0.84)       (0.92)         (2.53)
and diluted share:
                      Pro forma          (0.89)       (0.97)         (2.65)

        Preferred Stock - Under the terms of the original Articles of Incorporation and By-Laws in effect at December 31, 1996, the Company was authorized to issue 5,000,000 shares of Preferred Stock, par value $1.00 per share. No shares of $1.00 par Preferred Stock were issued. Restated Articles of Incorporation and By-Laws adopted by the Company effective March 20, 1997, changed the par value of Preferred Stock to $.01 and revised certain voting rights. Under the Restated Articles of Incorporation and By-Laws, Preferred Stock may be issued in series from time to time at the discretion of the Board of Directors. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company. No shares of serial preferred stock have been issued.

        Warrants - In connection with the aforementioned Offering, on August 19, 1997 the Company issued, to Keane Securities Co., Inc., warrants to purchase 220,000 shares of the Company's common stock. The warrants are exercisable at any time during a four-year period beginning August 19, 1998 with an exercise price equal to 120% of the initial public offering price of the shares ($10.80 per share). As of December 31, 1998 none of the warrants have been exercised.

(8)     INCOME TAXES

        Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                         1998             1997             1996
---------------------------------------------------------------------------------------------------
Computed "expected" tax benefit                         $ (1,876,598)     (1,486,126)      (283,712)
Losses for which no tax benefit was realized               1,860,525       1,495,939        283,712
Other                                                         16,073          (9,813)            -
----------------------------------------------------------------------------------------------------
                                                        $         -               -              -
----------------------------------------------------------------------------------------------------

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of December 31, 1998 and 1997 are presented below:

                                                        1998             1997
------------------------------------------------------------------------------
Deferred tax assets:
Costs expensed for financial reporting
  purposes not yet deducted for tax              $ 3,634,051      $ 1,654,575
Property and Equipment                                19,206          141,495
Other                                                (13,081)         (16,419)
------------------------------------------------------------------------------
Net deferred tax asset                             3,640,176        1,779,651
------------------------------------------------------------------------------
Less valuation allowance                          (3,640,176)      (1,779,651)
------------------------------------------------------------------------------
Net deferred taxes                               $        -       $        -
------------------------------------------------------------------------------
       The valuation allowances for 1998 and 1997 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The net change in valuation allowance for the years ended December 31, 1998, 1997, and 1996 was an increase of $1,860,525, $1,495,939 and $283,712, respectively.

(9)    LEASE COMMITMENTS

        The Company is obligated under various capital leases for certain equipment that expire at various dates during the next five years. At December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:
                                                            1998

Production equipment                                    $ 1,045,958
Furniture & fixtures                                        338,500
Less accumulated amortization                              (154,995)
                                                        ------------
                                                        $ 1,229,463
                                                        ============

 Amortization of assets held under capital leases is included with depreciation expense.

        The Company leases office space and certain office equipment under operating leases expiring at various dates through 2003. Rental expense under such leases for the years ended December 31, 1998, 1997 and 1996 was $352,703, $189,000 and $53,800, respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                                                    Capital         Operating
Years ending December 31                                            Leases           Leases
                                                                -------------     -------------
    1999                                                         $   356,665       $   573,781
    2000                                                             427,251           526,420
    2001                                                             248,151           374,660
    2002                                                             166,611           311,243
    2003                                                              48,051           178,328
                                                                                  =============
Total minimum lease payments                                       1,246,729       $1,964,432
                                                                                  =============
Less amount representing interest (at rates ranging
      from 8.5% to 25%)                                              236,662
                                                                -------------
          Present value of net minimum capital
               lease payments                                      1,010,067
Less current portion of obligations under
     capital leases                                                  235,309
                                                                -------------
          Obligations under capital leases,
               excluding current portions                            774,758
                                                                =============

(11)    RELATED PARTY TRANSACTIONS

        During 1996, the Company issued 186,143 shares of common stock valued at $260,600 to various stockholders and affiliates for consulting purposes. In addition, during 1996 the Company issued 21,700 shares to two board members and a stockholder as compensation for providing collateral on notes payable.