Form 10-K/A
period 1998-12-31
INTERNATIONAL ISOTOPES INC
filed 1999-04-16
CIK 1038277

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

Manufacturing


        In the fall of 1998, the Company completed construction of the building housing its 20,000 square foot Radio-Chemistry suites and its 15,000 square foot LINAC facility which comprises the Radioisotopes Production Facility, which is expected to become fully operational in mid 1999. Although an earlier forecast called for limited production in late 1998, we experienced delays of approximately six months in initial LINAC operations due to vendor and other problems related to several critical LINAC components. During these delays, we continued to fine tune and put into operation those components not affected by vendor delays. As a result, on March 2, 1999 the ion source and the radio-frequency quadropole accelerator, two of the three major accelerator subassemblies were successfully installed and tested. The installation of the drift tube accelerators, the last major subassembly, will allow the completely assembled accelerator to produce initial beam. All of the equipment required for operation of the accelerator has now been received onsite and is being installed. The Company intends to use production strategies that yield high quantities of desired radioisotopes with minimal impurities.

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


        Future Capital Needs and Uncertainty of Additional Funding. In September 1998 we obtained a $15 million mortgage loan and a $5 million revolving line of credit from Texas State Bank, and in December 1998 and January 1999 we raised approximately $11.1 million through a private placement of our equity, net of issuance costs. The Company is continuing efforts to raise additional funding through the private placement of its securities. As of April 15, 1999 the Company has received commitments of $7,000,000 from certain officers, directors and other individuals for equity or bridge financing. However, we will need substantial additional funds to enter into joint ventures, expand finished pharmaceutical manufacturing, increase radioisotope production, continue research and development relating to the application of our technology, and complete the FDA approval process for our manufacturing and processing facilities. We plan to use a substantial portion of current funds:


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


        The Company is continuing efforts to raise additional funding through the private placement of its securities. As of April 15, 1999 the Company has received commitments of $7,000,000 from certain officers, directors and other individuals for equity or bridge financing. The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities.


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

March 30, 1999              By:/s/ William W. Nicholson
                               ----------------------------
                               William W. Nicholson
                               Director

March 30, 1999              By:/s/ Charles A. LeMaistre, M.D.
                               ----------------------------
                               Charles A. LeMaistre, M.D.
                               Director

March 30, 1999              By:/s/ Robert J. Gary
                               ----------------------------
                               Robert J. Gary
                               Director

March 30, 1999              By:/s/ Frederick J. Bonte, M.D.
                               ----------------------------
                               Frederick J. Bonte, M.D.
                               Director

The Board of Directors
International Isotopes Inc.:

We consent to incorporation by reference in the registration statement (No. 333-71655) on Form S-3 and the registration statement (No. 333-71657) on Form S-8 of International Isotopes Inc. (a development stage enterprise) of our report dated March 19, 1999, except as to note 1(a) which is as of April 15, 1999, relating to the consolidated balance sheets of International Isotopes Inc. and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 1998 and 1997, the period from November 1, 1995 (inception) through December 31, 1996 and the period from November 1, 1995 (inception) through December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of International Isotopes Inc.

                                                        KPMG LLP


Dallas, Texas
April 15, 1999

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

                          Independent Auditors' Report

The Board of Directors
International Isotopes Inc.:

We have audited the accompanying consolidated balance sheets of International Isotopes Inc. and subsidiaries (a development stage enterprise), (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, the period from November 1, 1995 (inception) through December 31, 1996, and the period from November 1, 1995 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc. and subsidiaries (a development stage enterprise), as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the period from November 1, 1995 (inception) through December 31, 1996, and the period from November 1, 1995 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                                                        KPMG LLP

Dallas, Texas
March 19, 1999, except as to Note 1(a)
 which is as of April 15, 1999

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


        The Company is continuing efforts to raise additional funding through the private placement of its securities. As of April 15, 1999 the Company has received commitments of $7,000,000 from certain officers, directors and other individuals for equity or bridge financing. The company is continuing to negotiate potential financing options including long term mortgage financing for its facilities.

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