Form 10-Q
period 1999-03-31
INTERNATIONAL ISOTOPES INC
filed 1999-05-17
CIK 1038277

                                   FORM 10-Q

                                 UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                            Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1999


                            Commission file number:
                                    0-22923

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  x   NO


As of May 13, 1999 the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as determined by reference to the closing price of Common Stock as reported on the Nasdaq Small Cap Market System, was $52,758,773. As of May 13, 1999 the number of shares of Common Stock, $.01 par value, outstanding was 7,920,013.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 14, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS



                                                                                Page No.
PART I  - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:

              Condensed Consolidated Balance Sheets at March 31, 1999               3
              (unaudited) and December 31, 1998.

              Unaudited Condensed Consolidated Statements of Operations for the     4
              Three Months Ended March 31, 1999 and 1998, and for the
              period from November 1, 1995 (inception) through
              March 31, 1999.

              Unaudited Condensed Consolidated Statements of Cash Flows for the     5
              Three Months Ended March 31, 1999 and 1998 and for the
              period from November 1, 1995 (inception) through
              March 31, 1999.

     (1) Notes to Unaudited Condensed Consolidated Financial Statements.            7

     Item 2 - Management's Discussion and Analysis of Financial                     9
              Condition and Results of Operations

PART II - OTHER INFORMATION:

     Item 2 - Changes in Securities                                                14

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Condensed Consolidated Balance Sheets


                                                                                        March 31,          December 31,
                                                                                         1999                 1998
                        Assets                                                        (unaudited)
-------------------------------------------------------                              ---------------      ---------------
Current assets:
      Cash and cash equivalents                                                      $     4,143,496      $     6,371,704
      Accounts receivable                                                                    353,509              240,433
      Assets held for sale                                                                   526,533              526,533
      Inventory                                                                            1,887,678            1,744,467
      Other                                                                                  170,203               78,578
                                                                                     ---------------      ---------------
            Total current assets                                                           7,081,419            8,961,715

Property plant and equipment, net                                                         36,007,964           32,350,399

Goodwill, net                                                                              1,614,460            1,687,846
Other assets                                                                               2,219,288            2,302,743
                                                                                     ---------------      ---------------
            Total assets                                                                  46,923,131           45,302,703
                                                                                     ===============      ===============

         Liabilities and Stockholders' Equity
-------------------------------------------------------

Current liabilities
      Accounts payable                                                               $     2,078,635      $     1,825,246
      Accrued liabilities                                                                    703,542              973,752
      Current portion of lease obligations                                                   754,338              235,309
      Current installments of mortgage and notes payable to banks                          3,165,636            3,117,177
                                                                                     ---------------      ---------------
            Total current liabilities                                                      6,702,151            6,151,484

Non-current portion of lease obligations                                                   2,743,884              774,758
Mortgage and notes payable to banks, excluding current installments                       14,295,593           14,483,839
                                                                                     ---------------      ---------------
            Total liabilities                                                             23,741,628           21,410,081

Stockholders' equity
      Preferred stock, $1.00 par value; 5,000,000 shares authorized,
          No shares issued and outstanding
      Common Stock, $.01 par value; 20,000,000 shares authorized, Issued and outstanding 7,511,625 shares at March 31, 1999
          and 7,351,625 shares at December 31, 1998                                           75,116               73,515
      Additional paid-in capital                                                          37,121,161           35,183,918
      Deficit accumulated during the developmental stage                                 (13,374,774)         (10,724,811)
      Receivable from stock sales                                                           (640,000)            (640,000)
                                                                                     ---------------      ---------------
            Total stockholders' equity                                                    23,181,503           23,892,622
                                                                                     ===============      ===============
            Total liabilities and stockholders' equity                                    46,923,131           45,302,703
                                                                                     ===============      ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                                              Period from
                                                                           Three Months ended               November 1, 1995
                                                                               March 31,                     (inception)
                                                                                                               through
                                                                       1999                 1998             March 31, 1999
                                                                  ---------------      ---------------      ---------------
 Revenue:
       Sales of products                                          $       537,899      $          --        $     1,960,610
       Development Contract Income                                          8,187              150,000              530,187
       Sale of accelerator components                                      61,000                 --              1,036,321
                                                                  ---------------      ---------------      ---------------
                                                                          607,086              150,000            3,527,118

 Cost of revenue:
        Cost of products                                                 (198,631)                --             (1,234,148)
        Cost of development contracts                                        --                (62,830)             (62,830)
        Cost of accelerator components                                    (30,000)                --               (404,954)
                                                                  ---------------      ---------------      ---------------
           Gross Profit                                                   378,455               87,170            1,825,186

  Operating costs and expenses:
       Salaries and contract labor                                        407,589              242,321            2,903,684
       Employee incentive compensation                                       --                   --              2,397,500
       Sales and marketing                                                311,735              116,488            1,009,381
       Product development                                              1,133,628                 --              1,958,897
       General, administrative and consulting                           1,222,107              455,268            6,743,016
                                                                  ---------------      ---------------      ---------------
           Total operating expenses                                     3,075,059              814,077           15,012,478
                                                                  ---------------      ---------------      ---------------
           Loss from development stage operations                      (2,696,604)            (726,907)         (13,187,292)

 Other income (expense):
       Gain on sale (donation) of assets held for sale                       --                (20,332)             327,008
       Interest income                                                     46,641              159,206              637,876
       Interest expense                                                      --                   --               (528,616)
       Loan financing fees                                                   --                   --               (750,000)
                                                                  ---------------      ---------------      ---------------
           Loss before extraordinary item                              (2,649,963)            (588,033)         (13,501,024)

 Extraordinary gain on debt extinguishment                                   --                   --                126,250
                                                                  ---------------      ---------------      ---------------
 Net loss                                                         $    (2,649,963)     $      (588,033)     $   (13,374,774)
                                                                  ===============      ===============      ===============
 Net loss per common share - basic and diluted                    $         (0.36)     $         (0.09)     $         (2.86)
                                                                  ===============      ===============      ===============

 Weighted average common shares outstanding -
       basic and diluted                                                7,431,625            6,592,424            4,672,932
                                                                  ===============      ===============      ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                           Period from
                                                                               Three Months              November 1, 1995
                                                                              Ended March 31,          (inception) through
                                                                                   1999              1998         March 31, 1999
                                                                              ------------      ------------     --------------
     Cash flows from operating activities:
           Net loss                                                             (2,649,963)         (588,033)      (13,374,774)
     Adjustments to reconcile net loss to net cash used in
          operating activities
               Depreciation and amortization                                       343,803            10,622           852,997
               (Gain) loss on sale or donation of assets                              --              20,332          (327,008)
               Services compensated by stock issuance                                 --                --           2,178,886
               Forgiveness of receivable from stockholder                             --                --              80,000
               Extraordinary loss/gain on extinguishment of                           --                              (126,250)
               debt
               Changes in operating assets and liabilities,
                  exclusive of effects of acquisition:
                   Interest receivable                                                --              91,215              --
                   Accounts receivable                                            (113,076)          (50,000)          333,812
                   Other assets                                                     (8,170)           36,216          (541,994)
                   Inventory                                                      (143,211)           (7,000)       (1,370,671)
                   Accounts payable                                                 94,494          (292,006)          260,794
                   Accrued liabilities                                            (270,210)           (4,003)          680,301
                                                                              ------------      ------------      ------------
                        Net cash used in operating activities                   (2,746,333)         (782,657)      (11,353,907)

     Cash flows from investing activities:
          Proceeds from sale of certificate of deposit                                --                --             400,000
          Purchase of certificate of deposit                                          --                --            (400,000)
          Purchase of assets for sale and operations                            (1,144,600)       (4,300,278)      (32,018,389)
          Purchase of securities available for sale                                   --                --          (5,082,777)
          Proceeds from sale of securities available for sale                         --           4,804,974         5,082,777
          Proceeds from sale of assets held for sale                                  --                --             832,007
          Purchase MAC Isotopes, Inc., net of cash acquired                           --                --            (495,000)
          Investment in License Fee                                                   --                --            (275,000)
                                                                              ------------      ------------      ------------
                        Net cash provided by (used in) investing activities     (1,144,600)          504,696       (31,956,382)

     Cash flows from financing activities:
          Collections of stock sale receivable                                        --                --             160,000
          Proceeds from issuance of notes payable to chairman                         --                --             120,000
          Proceeds from issuance of Common Stock                                 1,938,844              --          30,058,463
          Payments on capital leases                                              (136,332)             --            (357,157)
          Proceeds from issuance of debt                                              --             608,228        29,552,623
          Principal payments on notes payable                                     (139,787)           (1,130)      (11,965,144)
          Payments on notes payable to chairman                                       --                --            (115,000)
                                                                              ------------      ------------      ------------
                        Net cash provided by financing activities                1,662,725           607,098        47,453,785

     Net increase (decrease) in cash and cash equivalents                       (2,228,208)          329,137         4,143,496
     Cash and cash equivalents at beginning of period                            6,371,704         8,201,417              --
                                                                              ============      ============      ============
     Cash and cash equivalents at end of period                                  4,143,496         8,530,554         4,143,496
                                                                              ============      ============      ============

                                  (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                 Condensed Consolidated Statement of Cash Flows
                                  (unaudited)



                                                                                                           Period from
                                                                                      Three Months       November 1, 1995
                                                                                     Ended March 31,   (inception) through
                                                                                  1999            1998    March 31, 1999
                                                                                ---------        ------   --------------
          Supplemental disclosure of cash flow activities:
                Cash paid for interest, net of amounts capitalized                  8,385        79,499       825,201
                                                                                =========        ======     =========

                Cash paid for financing fees
                                                                                     --           1,600       596,611
                                                                                =========        ======     =========
          Supplemental disclosure of noncash transactions:

                Common stock issued for stock receivables                            --            --         880,000
                                                                                =========        ======     =========

                Capital expenditures included in accounts payable                 158,895           --        642,359
                                                                                =========                   =========

                Common stock issued for account payable to                           --            --          62,852
                                                                                =========        ======     =========
                      director
                Conversion of notes payable to common stock                          --            --           5,000
                                                                                =========        ======     =========
                Acquisition of subsidiary through issuance of                        --            --       3,248,976
                                                                                =========        ======     =========
                      common stock
                Acquisition of license fee and patent rights through                 --            --         725,100
                                                                                =========        ======     =========
                      issuance of common stock
                Acquisition of equipment through capital leases                 2,624,487          --       3,772,283
                                                                                =========        ======     =========


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

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and International Isotopes Idaho Inc. ("I4"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 1999, and the results of its operations for the three-month periods ended March 31, 1999 and 1998, and its cash flows for the three-month periods ended March 31, 1999 and 1998. This information should be read in conjunction with the Company's audited consolidated financial statements as set out in the Company's Amended Form
10-K filed April 16, 1999.

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

(2)      Liquidity

The Company has a limited history of operations and has experienced operating losses of $13,374,774 since inception, and incurred significant costs in the acquisition of land, facilities and personnel. The Company expects operating losses to continue for the near term as it initiates production, obtains validation and customer approval and increases marketing and product development

The Company is continuing efforts to raise approximately $7,500,000 in a private placement of its common stock for $9.10 per share and an equivalent number of three-year warrants for $10.00. As of May 14, 1999, the Company has received payments of $2,400,000 of the $7,000,000 subscription commitments. We anticipate closing the balance of the offering over the next few months, but we also are considering alternative public and private sources of capital.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including commencing production of radioisotopes; possible delays in the final regulatory approval process for it's Radiopharmaceutical Manufacturing Facility and the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; technological and market developments; and the ability of the Company to maintain collaborative academic and commercial research, development and marketing relationships.

The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities. Management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for expansion of future operations; however, there can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

The Company anticipates, based on its currently proposed plans and assumptions relating to its operations and funding that the proceeds of the past and future private placement of its securities and income from operations will be sufficient to finance its activities for at least the next 12 months. Also, if necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained. If such delays occur, the Company's operations and business expansion could be significantly curtailed.

(2)      Liquidity

The Company has a limited history of operations and has experienced operating losses of $13,374,774 since inception, and incurred significant costs in the acquisition of land, facilities and personnel. The Company expects operating losses to continue for the near term as it initiates production, obtains validation and customer approval and increases marketing and product development

The Company is continuing efforts to raise approximately $7,500,000 in a private placement of its common stock for $9.10 per share and an equivalent number of three-year warrants for $10.00. As of May 14, 1999, the Company has received payments of $2,400,000 of the $7,000,000 subscription commitments. We anticipate closing the balance of the offering over the next few months, but we also are considering alternative public and private sources of capital.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including commencing production of radioisotopes; possible delays in the final regulatory approval process for it's Radiopharmaceutical Manufacturing Facility and the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; technological and market developments; and the ability of the Company to maintain collaborative academic and commercial research, development and marketing relationships.

The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities. Management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for expansion of future operations; however, there can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

The Company anticipates, based on it's currently proposed plans and assumptions relating to it's operations and funding that the proceeds of the past and future private placement of it's securities and income from operations will be sufficient to finance it's activities for at least the next 12 months. Also, if necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained. If such delays occur, the Company's operations and business expansion could be significantly curtailed.

(3)      Net Loss Per Common Share - Basic and Diluted

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the period, is the same as basic loss per share as all potential common shares were anti-dilutive.

At March 31, 1999, the Company has 396,500 common stock options and 1,164,000 common stock warrants outstanding. Options and warrants excluded from the computation of diluted loss per share would have resulted in additional weighted average securities, under the treasury stock method, totaling 116,097, 234,594, and 98,552 for the three month periods ended March 31, 1999 and 1998, and the period from November 1, 1995 (inception) through March 31, 1999, respectively. The potentially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(4)      Inventories

Inventories consist of the following at March 31, 1999 and December 31, 1998


                                     March 31, 1999      December 31, 1998
                                     --------------      -----------------
         Raw materials                 $  475,192           $  388,930
         Work in progress               1,382,486            1,355,537
         Finished goods                    30,000
                                       ----------           ----------
                                       $1,887,678           $1,744,467
                                       ==========           ==========

(5) Variable Line of Credit

Subsequent to March 31, 1999, a variable line of credit, secured by stock owned by the Chairman of the Board, with a maximum amount of the line of credit of $2,500,000 and a balance of $2,450,060, was assumed by the Chairman of the Board as personal debt in return for the issuance by the Company of 243,553 shares of common stock at $9.10 per share and warrants to purchase an additional 243,553 shares at $10.00 per share. The Company no longer has any liability under this financing arrangement.

(6) Common Stock

In the fall of 1998 the Company initiated a private placement of Units of its securities exclusively to accredited investors including certain officers and directors of the Company. Each Unit consisted of 16,000 shares of common stock at $12.50 per share and warrants to purchase an additional 16,000 shares at $13.75 per share. From December 1998 through February 1999, the Company sold 59 units representing 944,000 shares of common stock and warrants to purchase an additional 944,000 shares to 38 accredited investors for aggregate consideration of $11,800,000. The sale of the Units was exempt pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on February 10, 1999. Common Stock shares outstanding at March 31, 1999 totaled 7,511,625. See Note 2.

(7) Subsequent Event

In May 1999, the Company's marketing partner for the distribution of seeds for the treatment of prostate cancer, Imagyn Medical Technologies, was forced into involuntary bankruptcy by minority bondholders. Imagyn's management has indicated that appropriate measures are underway to convert the bankruptcy proceeding to a reorganization and to reorganize the company, restructure existing debt and continue with normal marketing operations. If Imagyn ever becomes unable to meet its contractual obligations, the Company believes it could contract with other distributors to market the seeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-K as amended, filed with the Securities Exchange Commission (SEC) on April 16, 1999. The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K/A.

Overview

International Isotopes Inc., a Texas corporation, is a development stage enterprise that is executing plans to be the first commercial domestic producer of a full range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals (on a contract or joint venture basis) for commercial sale to the nuclear medicine industry for the diagnosis and treatment of cancer and other diseases. The Company is also developing instrumentation for radiation therapy and medical imaging.

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

During 1998 the Company completed the acquisition, modification and construction of 150,000 square feet of facilities located in Denton, Texas, including the Radioisotope Production Facility, Radiopharmaceutical Manufacturing Facility and Administrative, Manufacturing and Service Facility. In addition, we completed, equipped and placed into operation a 25,000 square foot finished radiopharmaceutical manufacturing suite under cGMP and FDA guidelines. This suite is located inside the Radiopharmaceutical Manufacturing Facility.

We refurbished, equipped and began to test the 42 MeV cyclotron accelerator for the production of radioisotopes, and constructed and equipped facilities for the production of short-lived radiochemicals and pharmaceutical grade radiochemicals in 1998. During the first quarter of 1999, we completed testing of the cyclotron and commenced installation and testing of and are currently using the cyclotron target system. In April 1999 the Texas Department of Health, Bureau of Radiation Control issued an amendment to the Radioactive Material License that increased the level of radioactive material authorized for the receipt, manufacture and distribution of radioisotopes. Processing equipment has been installed and is being tested. Once this process is completed, product samples will be produced and sent to customers for validation.

Also during 1998, we constructed and installed the initial stages of a 70 MeV linear accelerator, ("LINAC"), for more efficient production of radioisotopes and radiochemicals. During the first quarter of 1999, installation proceeded as both the ion source and the radio-frequency quadropole accelerator were installed and successfully tested. In May 1999, the drift tube accelerators were installed. Initial beam at 33 MeV was successfully achieved on May 14, 1999. The next immediate step will be to commission the full beam line and the target transfer system. The Company intends to use production strategies that yield high quantities of desired radioisotopes with minimal impurities. The production of radioisotopes cannot be commenced until regulatory approval has been obtained for the Radioisotope Production Facility, which includes a review of the intended manufacturing process and inspection for compliance with cGMP regulations. Authorization has been received from the Texas Department of Health, Bureau of Radiation Control ("TDH-BRC") that allows for limited operations of the LINAC. Further amendments to the license will be required for full operations.

Product samples of I-125 brachytherapy seeds for the treatment of prostrate cancer were shipped to beta test sites in late 1998 and during the first quarter of 1999. We are currently building an inventory of the product for shipment to customers.

The Company continues to develop production plans for Tl-201 for diagnosis of heart disease, Sr-89 for pain palliation in bone cancer, In-111, F-18, Ga-67, I-123 and several other radioisotopes.


RESULTS OF OPERATIONS

Three month periods ended March 31, 1999 and 1998

The Company's net loss for the three month period ended March 31, 1999 was $2,649,963, as compared to net loss of $588,033 for the comparable period of 1998. Net loss per common share for the three month period ended March 31, 1999 was $.36, as compared to net loss per common share of $.09 for the same period of 1998.

Revenue for the three month period ended March 31, 1999 was $607,086, as compared to $150,000 for the same period in 1998. Gross profit for the three month period ended March 31, 1999 was $378,455, as compared to $87,170 for the same period in 1998. The increase in revenues was attributable to the acquisition of International Isotopes Idaho, Inc., a wholly owned subsidiary, as well as sales of accelerator components, product development contracts and initial sales of finished isotopes. The difference in gross profit is attributable to increased costs necessary for the commencement of initial production activities.

Operating expenses increased to $3,075,059 for the three month period ended March 31, 1999, compared to $814,077 for the same period of 1998. Salaries and contract labor expenses for the three month period ended March 31, 1999 were $407,589, as compared to $242,321 for the same period of 1998, an increase of $165,268. General and administrative and sales and marketing expenses totaled $1,533,842 for the three month period ended March 31, 1999, as compared to $571,756 for the same period of 1998, an increase of $962,086. The increase in operating expenses were attributable to increases in personnel for production, marketing, quality assistance, safety and administrative personnel as the Company expanded its organizational structure and began limited operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, initial prototype testing and increased depreciation expense as more equipment and facilities were brought online. Product development costs of $1,133,628 were incurred during the first quarter of 1999. These costs are attributable to initial prototype testing and manufacturing activities without corresponding product sales.

Interest income during the three month period ended March 31, 1999 was $46,641, as compared to $159,206 for the comparable period of 1998, a decrease of $112,565. This decrease was attributable to the funds received from the Company's initial public offering completed in August 1997, which were used to fund the Company's operations.

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

In July 1998, the Company borrowed $2,500,000 in a term loan from First Southwest Company, secured by Company stock owned by to Ira Lon Morgan, the Company's Chairman. The loan matured on October 31, 1998 and was renewed until April 15, 1999. At maturity the loan was personally assumed by Dr. Morgan in exchange for common stock and warrants. The Company issued to Dr. Morgan 243,553 shares of common stock at $9.10 and an equal number of three-year warrants with an exercise price per warrant of $10.00. The Company no longer has any liability under this financing agreement.

In October 1998, Texas State Bank in McAllen, Texas provided financing which allowed the Company to pay off all existing loans with both Texas Bank and Hartland Bank, and to consolidate its remaining financing into a $15,000,000 loan. The Texas State Bank loan includes (i) a five year term loan with a fifteen year amortization and a floating interest rate which adjusts every six months on May 1 and November 1 of each year and (ii) a $5,000,000 one year term loan collateralized by accounts receivable of less than 75 days. In March 1999, Texas Bank committed to an additional $5,000, 000 in lease financing for the purchase of equipment. Company no longer has any liability under this financing arrangement.

The Company initiated a private placement of its common stock in late 1998. The offering consisted of units, each unit consisting of 16,000 shares of stock at $12.50 per share and 16,000 three-year warrants with an exercise price of $13.75. As of March 31, 1999, units representing 944,000 shares of common stock had been sold for an aggregate amount of $11,800,000.

The Company is continuing efforts to raise approximately $7,500,000 in a private placement of its common stock for $9.10 per share and an equivalent number of three-year warrants for $10.00. As of May 14, 1999, the Company has received payments of $2,400,000 of the $7,000,000 subscription commitments. We anticipate closing the balance of the offering over the next few months, but we also are considering alternative public and private sources of capital.

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,374,774 at March 31, 1999. The Company's history of operating losses has resulted in continued dependence upon additional external financing.

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

The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities. Management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for expansion of future operations. However there can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

The Company anticipates, based on its currently proposed plans and assumptions relating to its operations and funding that the proceeds of the past and future private placement of its securities and income from operations will be sufficient to finance its activities for at least the next 12 months. Also, if necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained. If such delays occur, the Company's operations and business expansion could be significantly curtailed.

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

The Company has established an Executive Steering Committee to provide oversight to the implementation of the Year 2000 program and is responsible for reviewing and approving the plans, activities, and decisions associated with identifying and mitigating the risk associated with the Year 2000 problem. The committee also reviews budgetary information, provides guidelines and acts as a liaison to the Board of Directors, which has the ultimate responsibility for the budget and mitigation of the Year 2000 problem. Responsibilities for implementing the plan have been assigned and the Company has identified critical equipment and software for the following operational areas:


o        LINAC
              Identified critical equipment and software in the LINAC includes the oscilloscopes, modulators, Lab/View (time/date system), DAQ Hardware, GPIB Hardware and AutoCAD 14 Software. Vendor assurance letters of Year 2000 compliance have been obtained on these components and internal validation is being done.

o        Cyclotron
              List of critical equipment in the Cyclotron is still being prepared. Vendor assurance letters have been obtained on the critical equipment identified and will be obtained on future identified critical equipment. Internal validation should be completed by June 30, 1999.

o        Radiopharmaceutical Manufacturing
              Identified critical equipment within the Radiopharmaceutical manufacturing area includes thermal transfer printer, gamma spectroscopy system, sodium iodine scintillator detector system, 2350 instrument software, ionization chamber and dose calibrators. Vendor assurance letters have been received on all but the 2350 instrumentation software, which is pending as of May 13, 1999. Internal validation is planned for the second quarter of 1999.

o        Computer equipment and software
              All computer equipment and software is identified as critical equipment. Inventories of all systems hardware and software have been completed. Software inventory reporting software has been installed on each computer, which monitors installed software on each computer. Vendor assurance letters of Year 2000 compliance have been obtained for all software owned by the Company. We will be installing ClickNet Y2K software on all computers during the second quarter to maintain Year 2000 compliance.

o        Utility Equipment & Systems
              Identified critical equipment for the utilities systems include series controllers, pumps and controllers, HVAC, and WFI chillers. Vendor assurance letters of Year 2000 compliance has been received for each of these components and internal validation has been performed.

The Company is performing Year 2000 compliance testing on new equipment and components as they are being put into place. As of May 15, 1999, Year 2000 testing has resulted in no significant remediations required.

In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 issue. The Company has commenced inquiries of key vendors regarding the status or the respective Year 2000 compliance procedures, and in certain cases, certifications regarding Year 2000 compliance have been obtained. By the end of the second quarter 1999, the Company intends to have developed contingency plans in the event key vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the readiness of its key vendors and to create action plans to address any identified risks.

The Company has estimated of the total cost of the Year 2000 remediation including modification, upgrade, or replacement of systems and equipment to be approximately $50,000. The Company expects to identify and resolve all Year 2000 issues that could materially and adversely affect its business operations by June 30, 1999. Although the Company has estimated the total cost of the remediation efforts to be about $50,000, any unanticipated failures by key vendors, as well as failures by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's financial position or results of operations.

PART II.   OTHER INFORMATION

Item 2. Changes in Securities

In the fall of 1998 the Company initiated a private placement of Units of its securities exclusively to accredited investors including certain officers and directors of the Company. Each Unit consisted of 16,000 shares of common stock at $12.50 per share and warrants to purchase an additional 16,000 shares at $13.75 per share. During the period December 1998 through February 1999, the Company sold 59 units representing 944,000 shares of common stock and warrants to purchase an additional 944,000 shares to 38 accredited investors for aggregate consideration of $11,800,000. The sale of the Units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on February 10, 1999.

Common Stock shares outstanding at March 31, 1999 totaled 7,511,625.

Exhibits:

27.1     Financial Data Schedule

Reports on Form 8-K:

             None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, INTERNATIONAL ISOTOPES INC. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERNATIONAL ISOTOPES INC.

                                            By:      /s/ IRA LON MORGAN
                                              ----------------------------------
                                                        Ira Lon Morgan
                                                   Chairman of the Board

Date: May 17, 1999

                                 EXHIBIT INDEX


Exhibit
Number                   Description
---------                -----------
 27.1          Financial Data Schedule