Form 10-K/A
period 1998-12-31
INTERNATIONAL ISOTOPES INC
filed 1999-07-08
CIK 1038277

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-K/A2

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Securities registered under Section 12(b) of the Exchange Act:
              ----------------------------------------------------
                          COMMON STOCK, $.01 PAR VALUE

         Securities registered under Section 12(g) of the Exchange Act:
              ----------------------------------------------------
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

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

INTERNATIONAL ISOTOPES INC

FORM 10-K/A2

TABLE OF CONTENTS

The Registrant is amending its consolidated statements of cash flows for certain mathematical errors. This amendment does not affect the Company's previously reported financial position or results of operations, or any footnote disclosure.

                                                                        Page No.
Part IV.

Item 14.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K ...................................      3

PART IV

Item 14. Exhibits

The following documents are filed or incorporated by reference as exhibits to this report:

23.1     Consent of KPMG LLP, as independent certified public accountants

INTERNATIONAL ISOTOPES, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS


                                                                                      Page No.
Independent Auditors' Report........................................................      5

FINANCIAL STATEMENTS

Consolidated Balance Sheets of the Company
    as of December 31, 1998 and 1997................................................      6

Consolidated Statements of Operations for the years ended December 31, 1998 and
   1997, for the period from November 1, 1995 (inception) through December 31,
   1996, and for the period from
   November 1, 1995 (inception) through December 31, 1998...........................      7

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998 and 1997, and for the period from November 1, 1995
   (inception) through December 31, 1996............................................      8

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and
   1997, for the period from November 1, 1995 (inception) through December 31,
   1996, and for the period from
   November 1, 1995 (inception) through December 31, 1998...........................      9

Notes to Consolidated Financial Statements .........................................     11

                          Independent Auditors' Report


The Board of Directors
International Isotopes Inc.:

We have audited the accompanying consolidated balance sheets of International Isotopes Inc. and subsidiaries (a development stage enterprise), (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, the period from November 1, 1995 (inception) through December 31, 1996, and the period from November 1, 1995 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                                KPMG LLP

Dallas, Texas
March 19, 1999, except as to Note 1(a)
  which is as of April 15, 1999

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                          Consolidated Balance Sheets


                                                                                December 31,
                                  Assets                                    1998            1997
                                                                        ------------    ------------
Current assets:
     Cash and cash equivalents                                          $  6,371,704    $  8,201,417
     Securities available for sale, at fair value                                 --       5,082,777
     Interest receivable                                                          --         152,358
     Accounts receivable                                                     240,433              --
     Assets held for sale                                                    526,533         564,932
     Inventories                                                           1,744,467              --
     Other                                                                    78,578          97,941
                                                                        ------------    ------------
         Total current assets                                              8,961,715      14,099,425

Property, plant and equipment, net                                        32,350,399       6,280,760

Goodwill, net of accumulated amortization of $195,697                      1,687,846              --
Other assets                                                               2,302,743         741,853
                                                                        ------------    ------------
         Total assets                                                     45,302,703      21,122,038
                                                                        ============    ============

                   Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                   $  1,825,246    $    906,062
     Accrued liabilities                                                     973,752         602,064
     Current portion of lease obligation                                     235,309              --
     Current installments of mortgage and notes payable to banks           3,117,177         634,454
                                                                        ------------    ------------
         Total current liabilities                                         6,151,484       2,142,580

Non-current portion of lease obligation                                      774,758              --
Mortgage and notes payable to banks, excluding current installments       14,483,839       3,053,818
                                                                        ------------    ------------
         Total liabilities                                                21,410,081       5,196,398

Commitments (note 1)

Stockholders' equity
     Preferred stock, $0.01 par value; 5,000,000 shares authorized,
         no shares issued and outstanding                                         --              --
     Common stock, $0.01 par value; 20,000,000 shares authorized, issued and outstanding 7,351,625 shares at December 31, 1998
         and 6,370,950 shares at December 31, 1997                            73,515          63,709
     Additional paid-in capital                                           35,183,918      21,787,337
     Deficit accumulated during the developmental stage                  (10,724,811)     (5,205,406)
     Receivable from stockholders                                           (640,000)       (720,000)
                                                                        ------------    ------------
         Total stockholders' equity                                       23,892,622      15,925,640
                                                                        ------------    ------------
         Total liabilities and stockholders' equity                       45,302,703      21,122,038
                                                                        ============    ============


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Operations


                                                                                         Period from           Period from
                                                                                       November 1, 1995      November 1, 1995
                                                          Year Ended December 31,    (inception) through   (inception) through
                                                          1998              1997      December 31, 1996     December 31, 1998
                                                       -----------      -----------  -------------------   -------------------
Revenue:
    Sales of reactor products                          $ 1,422,711               --               --             1,422,711
    Development contract income                            522,000               --               --               522,000
    Sale of accelerator components                          64,454          135,765          775,102               975,321
                                                       -----------      -----------      -----------           -----------
                                                         2,009,165          135,765          775,102             2,920,032

Cost of revenue:
    Cost of reactor products                             1,035,517               --               --             1,035,517
    Cost of development contract                            62,830               --               --                62,830
    Cost of accelerator components                          32,227           79,287          263,440               374,954
                                                       -----------      -----------      -----------           -----------
      Gross Profit                                         878,591           56,478          511,662             1,446,731
                                                       -----------      -----------      -----------           -----------

 Operating costs and expenses:
   Salaries and contract labor                           1,461,480          924,728          109,887             2,496,095
   Employee incentive compensation                              --        2,397,500               --             2,397,500
   Sales and marketing                                     697,530               --              116               697,646
   Product development                                     825,269               --               --               825,269
   General, administrative and consulting                3,553,669        1,193,606          773,634             5,520,909
                                                       -----------      -----------      -----------           -----------
      Total operating expenses                           6,537,948        4,515,834          883,637            11,937,419
                                                       -----------      -----------      -----------           -----------
      Loss from development stage operations            (5,659,357)      (4,459,356)        (371,975)          (10,490,688)

Other income (expense):
   Gain on sale (donation) of assets held for sale         (24,330)          14,974          336,364               327,008
   Interest income                                         288,494          297,835            4,906               591,235
   Interest expense                                           (462)        (224,413)        (303,741)             (528,616)
   Loan financing fees                                          --               --         (750,000)             (750,000)
                                                       -----------      -----------      -----------           -----------
      Loss before extraordinary item                    (5,395,655)      (4,370,960)      (1,084,446)          (10,851,061)

Extraordinary gain (loss) on debt extinguishment          (123,750)              --          250,000               126,250
                                                       -----------      -----------      -----------           -----------

Net loss                                               $(5,519,405)      (4,370,960)        (834,446)          (10,724,811)
                                                       ===========      ===========      ===========           ===========

Loss per common share before extraordinary
   item - basic and diluted                            $     (0.83)     $     (0.92)     $     (0.57)          $     (2.56)
                                                       ===========      ===========      ===========           ===========

Loss per common share - basic and diluted              $     (0.84)     $     (0.92)     $     (0.43)          $     (2.53)
                                                       ===========      ===========      ===========           ===========

Weighted average common shares outstanding -
   basic and diluted                                     6,534,987        4,750,561        1,918,538             4,244,516
                                                       ===========      ===========      ===========           ===========


See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
                        (a development stage enterprise)
                 Consolidated Statements of Stockholders' Equity
  Years ended December 31, 1998 and 1997, and the period from November 1, 1995
                     (inception) through December 31, 1996


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                          Additional    Receivable     During the         Total
                                                      Common Stock         Paid-in         From        Development    Stockholders'
                                                   Shares     Amount       Capital     Stockholders       Stage          Equity
                                                 ---------  -----------   ----------   ------------    -----------    -------------
Shares purchased by founders at par                624,997  $     2,500           --            --             --          2,500
Shares purchased by founders at prices
  other than par                                   187,923          751          114            --             --            865
Shares issued to chairman as payment
  on notes payable                               1,250,000        5,000           --            --             --          5,000
Shares issued for service fees to
  stockholders who collateralized debt              65,100          260           26            --             --            286
Shares issued for patents                           25,000          100           --            --             --            100
Shares issued to stockholders for
  services rendered                                186,142          745      259,855            --             --        260,600
Shares issued for purchase of subsidiary           827,500        3,310       71,693            --             --         75,003
Shares issued through private placement            600,001        2,400      957,600      (160,000)            --        800,000
Net loss                                                --           --           --            --       (834,446)      (834,446)
Effect of 2.5 for 1 stock split                         --       22,600      (22,600)           --             --             --
                                                 ---------  -----------   ----------    ----------    -----------     ----------
Balance, December 31, 1996                       3,766,663       37,666    1,266,688      (160,000)      (834,446)       309,908
Collection of stock sale receivable                     --           --           --       160,000                       160,000
Shares returned by owners                               --           --      395,994            --                       395,994
Shares issued through private placement             62,500          625       99,375            --                       100,000
Shares issued to employees and                                                                                                --
  directors, including shares                                                                                                 --
  contributed by founders                           86,787          868    1,170,991      (472,000)                      699,859
Shares issued in initial public offering,                                                                                     --
  net                                            2,300,000       23,000   17,685,839            --                    17,708,839
Shares issued to employees                         155,000        1,550    1,168,450      (248,000)                      922,000
Net loss                                                --           --                                (4,370,960)    (4,370,960)
                                                 ---------  -----------   ----------    ----------    -----------     ----------
Balance, December 31, 1997                       6,370,950       63,709   21,787,337      (720,000)    (5,205,406)    15,925,640
Shares issued for purchase of subsidiary           159,416        1,594    3,172,379            --             --      3,173,973
Shares issued for license agreement & patent        37,259          372      724,628            --             --        725,000
Shares issued through private placement            784,000        7,840    9,499,574            --             --      9,507,414
Forgiveness of stock sale receivable                    --           --           --        80,000             --         80,000
Net loss                                                --           --           --            --     (5,519,405)    (5,519,405)
                                                 ---------  -----------   ----------    ----------    -----------     ----------
Balance, December 31, 1998                       7,351,625  $    73,515   35,183,918      (640,000)   (10,724,811)    23,892,622
                                                 =========  ===========   ==========    ==========    ===========     ==========


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows


                                                                                              Period from          Period from
                                                                         Year               November 1, 1995     November 1, 1995
                                                                   Ended December 31       (inception) through   (inception) through
                                                                 1998            1997       December 31, 1996     December 31, 1998
                                                             ------------     ----------  -------------------   -------------------
Cash flows from operating activities:
   Net loss                                                  $ (5,519,405)    (4,370,960)       (834,446)         (10,724,811)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                490,180         17,354           1,660              509,194
     (Gain) loss on sale or donation of assets                     24,330        (14,974)       (336,364)            (327,008)
     Services compensated by stock issuance                            --      1,918,000         260,886            2,178,886
     Forgiveness of receivable from stockholder                    80,000             --              --               80,000
     Extraordinary loss(gain) on extinguishment of debt           123,750             --        (250,000)            (126,250)
     Changes in operating assets and liabilities
       Interest receivable                                        152,358       (152,358)             --                   --
       Accounts receivable                                        446,888             --              --              446,888
       Other assets                                              (435,883)       (87,086)        (10,855)            (533,824)
       Inventory                                                 (485,607)        15,645        (757,498)          (1,227,460)
       Accounts payable                                          (167,031)        91,990         241,341              166,300
       Accrued liabilities                                        348,447        585,589          16,475              950,511
                                                             ------------     ----------      ----------          -----------
         Net cash used in operating activities                 (4,941,973)    (1,996,800)     (1,668,801)          (8,607,574)
                                                             ------------     ----------      ----------          -----------

Cash flows from investing activities:
   Proceeds from sale of certificate of deposit                        --        400,000              --              400,000
   Purchase of certificate of deposit                                  --       (100,000)       (300,000)            (400,000)
   Purchase of assets for sale and operations                 (24,290,167)    (4,694,947)     (1,888,673)         (30,873,787)
   Purchase of securities available for sale                           --     (5,082,777)             --           (5,082,777)
   Proceeds from sale of securities available for sale          5,082,777             --              --            5,082,777
   Proceeds from sale of assets held for sale                      14,069        126,887         691,051              832,007
   Purchase MAC Isotopes, Inc., net of cash received             (495,000)            --              --             (495,000)
   Investment in trademarks and license fee                      (275,000)            --              --             (275,000)
                                                             ------------     ----------      ----------          -----------
         Net cash used in investing activities                (19,963,321)    (9,350,837)     (1,497,622)         (30,811,780)
                                                             ------------     ----------      ----------          -----------

Cash flows from financing activities:
   Collections of stock sale receivable                                --        160,000              --              160,000
   Proceeds from issuance of notes payable to chairman                 --             --         120,000              120,000
   Proceeds from issuance of common stock                       9,507,412     17,808,839         803,366           28,119,617
   Payments on capital leases                                    (220,825)            --              --             (220,825)
   Proceeds from issuance of debt                              17,601,016      7,201,607       4,750,000           29,552,623
   Principal payments on notes payable                         (3,812,022)    (5,932,789)     (2,080,546)         (11,825,357)
   Payments on notes payable to chairman                               --        (20,000)        (95,000)            (115,000)
                                                             ------------     ----------      ----------          -----------
         Net cash provided by financing activities             23,075,581     19,217,657       3,497,820           45,791,058
                                                             ------------     ----------      ----------          -----------

Net increase (decrease) in cash and cash equivalents           (1,829,713)     7,870,020         331,397            6,371,704
Cash and cash equivalents at beginning of period                8,201,417        331,397              --                   --
                                                             ------------     ----------      ----------          -----------
Cash and cash equivalents at end of period                   $  6,371,704      8,201,417         331,397            6,371,704
                                                             ============     ==========      ==========          ===========


                                  (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows


                                                                                              Period from          Period from
                                                                         Year               November 1, 1995     November 1, 1995
                                                                   Ended December 31       (inception) through   (inception) through
                                                                 1998            1997       December 31, 1996     December 31, 1998
                                                             ------------     ----------  -------------------   -------------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest (net of capitalized interest)      $     84,455        238,011         295,425              617,891
                                                             ============     ==========      ==========          ===========

   Cash paid for financing fees                              $     86,350         10,261         500,000              596,611
                                                             ============     ==========      ==========          ===========

Supplemental disclosure of noncash transactions:
   Common stock issued for stock receivables                 $         --        720,000         160,000              880,000
                                                             ============     ==========      ==========          ===========

   Common stock issued for account payable to                $         --         62,852              --               62,852
     director
                                                             ============     ==========      ==========          ===========

   Conversion of notes payable to Common Stock               $         --             --           5,000                5,000
                                                             ============     ==========      ==========          ===========

   Acquisition of subsidiary through issuance of
     Common Stock                                            $  3,173,973             --          75,003            3,248,976
                                                             ============     ==========      ==========          ===========

   Capital expenditures included in accounts payable         $    801,254        509,879              --              801,254
                                                             ============     ==========      ==========          ===========

   Acquisition of license fee and patents rights
     through issuance of Common Stock                        $    725,000             --             100              725,100
                                                             ============     ==========      ==========          ===========

   Acquisition of equipment through capital leases           $  1,147,796             --              --            1,147,796
                                                             ============     ==========      ==========          ===========



          See accompanying notes to consolidated financial statements

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

(d)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. All plant assets were classified as construction in progress for the periods ended December 31, 1997 and November 1, 1995 (inception) through December 31, 1996. During 1998, construction on the Company's buildings were completed and depreciation began. The Company capitalizes interest cost during construction periods, however, amounts were immaterial for the years ended December 31, 1997 and 1996. For 1998, interest costs capitalized were $607,395

     Plant and equipment are stated at cost less accumulated depreciation. The majority of these assets owned by the Company, concurrent with its formation, represented assets acquired from the terminated Superconducting Super Collider project. A portion of these assets is being retained for the construction of the LINAC. The remainder of such assets were acquired with the intention of being sold for operating capital and are classified on balance sheets as assets held for sale (see note 1(e) below).

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

     Certain finished goods inventory of accelerator components acquired from the terminated Superconducting Super Collider project, amounting to $750,760 and $741,853 at December 31, 1998 and 1997, respectively, are classified as other assets carried at the lower of cost or fair value less costs to sell.

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

(3)  INVENTORIES

     Inventories consist of the following at December 31, 1998:

               Raw materials                $  388,930
               Work in progress              1,355,537
                                            ----------
                                            $1,744,467
                                            ==========

(4)  ACQUISITIONS

     On April 24, 1998, Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden Colorado, and then merged MAC Isotopes into International Isotopes Idaho Inc, a newly formed subsidiary of the Company. The Company exchanged $500,000 in cash and 159,416 shares of its Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. MACTEC has the option to sell 50% of the shares back to the Company on each of April 23, 1999 and April 24, 2000 for a purchase price of $19.91 per share. If the Company does not repurchase the shares, Auric Partners, of which William Nicholson, a director of the Company, is a partner, is required to purchase the shares. If Auric purchases the shares, the Company is obligated to issue to Auric warrants to purchase common stock of the Company in sufficient quantity and at an exercise price that will compensate it for the difference between $19.91 and the current market price of the Company's stock.

     A summary of the assets acquired and liabilities assumed in connection with the MAC Isotopes acquisition follows:

               Current assets, net of cash acquired            $ 2,051,822
               Property, plant and equipment                        41,810
               Intangible assets                                 1,883,542
               Current liabilities                                (308,201)
                                                               -----------
                        Total                                    3,668,973
               Issuance of 159,416 shares of common stock,
                   at $19.91 per share                           3,173,973
                                                               -----------
                        Cash paid, net of cash acquired        $   495,000
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

     Property, plant and equipment is summarized as follows at December 31, 1998 and 1997:

                                                           1998                1997
                                                        -----------         ---------
     Land                                               $   663,674           563,674
     Furniture and fixtures                                 958,663           466,214
     Plant & improvements                                14,211,707         2,871,266
     Production equipment                                16,829,565         2,398,333
                                                        -----------         ---------
                                                         32,663,609         6,299,487
     Less accumulated depreciation and amortization        (313,210)          (18,727)
                                                        -----------         ---------
     Property, plant & equipment, net                   $32,350,399         6,280,760
                                                        ===========         =========

     At December 31, 1998, gross property, plant and equipment of $15,914,268, consisting primarily of the LINAC, Cyclotron and Pharmacy equipment, were not yet operational and not subject to depreciation.

(6)  MORTGAGE AND NOTES PAYABLE TO BANKS

     Mortgage and notes payable to banks as of December 31, 1998 and 1997, consist of the following:

                                                                                  1998             1997
                                                                              ------------     -----------
Variable rate (10.00% at December 31, 1998) line of credit payable to
financial institution secured by stock owned by the Chairman of the Board     $  2,450,060              --

Variable rate (9.25% at December 31, 1998) note payable to bank secured by substantially all of the Company's assets. Face amount of the note is
$15,000,000. Principal and current interest are payable in monthly installments of approximately $154,379 with a final balloon payment of
$12,057,765 due November 1, 2003                                                14,918,638              --

Variable rate (9.25% at December 31, 1998) revolving line of credit secured by accounts receivable. Maximum amount of the line of credit is $5,000,000 with interest payments due monthly and the principal balance due on October 1,
1999                                                                               232,318              --

Variable rate established by Chase Manhattan Bank (8.5% at December 31,
1997) mortgage and note payable, repaid in full in 1998                                 --       2,337,778

Variable rate established by Chase Manhattan Bank (8.5% at December 31,
1997) line of credit payable to bank secured by 20 acres of land. Maximum amount of the line of credit was $500,000 with interest payments due
monthly and the principal balance paid in 1998                                          --         500,000

Variable rate established by Chase Manhattan Bank (8.5% at December 31,
1997) note payable to bank (interim construction loan) secured by building
repaid in full in 1998                                                                  --         769,298

Variable rate established by Chase Manhattan Bank (8.5% at December 31,
1997) line of credit payable to bank secured by 20 acres of land. Maximum amount of the line of credit was $250,000 with interest payments due
monthly and the principal balance paid in full in 1998                                  --          81,196
                                                                              ------------     -----------
Total mortgage and notes payable to banks                                       17,601,016       3,688,272
Less current installments                                                       (3,117,177)       (634,454)
                                                                              ------------     -----------
Mortgage and notes payable to banks, excluding current installments           $ 14,483,839       3,053,818
                                                                              ============     ===========

The aggregate maturities of mortgage and notes payable to banks are as follows:

Years Ending December 31:

1999                                                                                           $ 3,117,177
2000                                                                                               540,730
2001                                                                                               592,924
2002                                                                                               650,155
2003                                                                                            12,700,030
                                                                                               -----------
                                                                                               $17,601,016
                                                                                               ===========

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

     The following table summarized information about fixed stock options outstanding at December 31, 1998:

                                               Options Outstanding              Options Exerciseable

                          Options            Weighted-        Weighted         Number         Weighted-
                      Outstanding at          Average          Average     Exercisable at      Average
Range of Exercise      December 31,          Remaining        Exercise      December 31,      Exercise
    Prices                 1998          Contractual Life      Price           1998            Price

$7.65  to $16.45         369,400            1.63 years         $  8.66        90,697           $7.67

$16.46 to $26.00          25,100            2.29 years         $ 19.29             0               0

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997:

                                       1998          1997
                                     --------      --------
     Expected dividend yield               --            --
     Risk-free interest rate              5.6%          5.6%
     Expected volatility             45% - 96%           24%
     Expected life                    3 years       3 years
     Weighted average fair value        $9.12         $2.26

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

                                                                      Period from
                                                                    November 1, 1995
                                                                   (inception) through
                                             1998          1997     December 31, 1998
                                         ----------    ----------  -------------------
     Net loss:             As reported   (5,519,405)   (4,370,960)   (10,724,811)

                           Pro forma     (5,806,478)   (4,610,828)   (11,251,752)

     Net loss per basic    As reported        (0.84)        (0.92)         (2.53)
     and diluted share:
                           Pro forma          (0.89)        (0.97)         (2.65)

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

(8)  INCOME TAXES

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                   1998           1997            1996
                                               -----------     ----------       --------
Computed "expected" tax benefit                $(1,876,598)    (1,486,126)      (283,712)
Losses for which no tax benefit was realized     1,860,525      1,495,939        283,712
Other                                               16,073         (9,813)            --
                                               -----------     ----------       --------
                                               $        --             --             --
                                               ===========     ==========       ========

     The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of December 31, 1998 and 1997 are presented below:

                                                       1998             1997
                                                   -----------      -----------
Deferred tax assets:
Costs expensed for financial reporting
  purposes not yet deducted for tax                $ 3,634,051      $ 1,654,575
Property and Equipment                                  19,206          141,495
Other                                                  (13,081)         (16,419)
                                                   -----------      -----------
Net deferred tax asset                               3,640,176        1,779,651
Less valuation allowance                            (3,640,176)      (1,779,651)
                                                   -----------      -----------
Net deferred taxes                                 $        --      $        --
                                                   ===========      ===========

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

(9)  LEASE COMMITMENTS

     The Company is obligated under various capital leases for certain equipment that expire at various dates during the next five years. At December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                         1998
                                                     -----------
               Production equipment                  $ 1,045,958
               Furniture & fixtures                      338,500
               Less accumulated amortization            (154,995)
                                                     -----------
                                                     $ 1,229,463
                                                     ===========

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

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                                             Capital        Operating
Years ending December 31                                     Leases          Leases
                                                           ----------      ----------
    1999                                                   $  356,665      $  573,781
    2000                                                      427,251         526,420
    2001                                                      248,151         374,660
    2002                                                      166,611         311,243
    2003                                                       48,051         178,328
                                                           ----------      ----------
Total minimum lease payments                                1,246,729      $1,964,432
                                                                           ==========

Less amount representing interest (at rates ranging
      from 8.5% to 25%)                                       236,662
                                                           ----------
          Present value of net minimum capital
               lease payments                               1,010,067
Less current portion of obligations under
     capital leases                                           235,309
                                                           ----------
          Obligations under capital leases,
               excluding current portions                     774,758
                                                           ==========

(10) RELATED PARTY TRANSACTIONS

     During 1996, the Company issued 186,143 shares of common stock valued at $260,600 to various stockholders and affiliates for consulting purposes. In addition, during 1996 the Company issued 21,700 shares to two board members and a stockholder as compensation for providing collateral on notes payable.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
23.1     Consent of KPMG LLP, as independent certified public accountants