Form 10-Q
period 1999-06-30
INTERNATIONAL ISOTOPES INC
filed 1999-08-16
CIK 1038277

                                   FORM 10-Q

                                 UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                            Washington, D. C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 June 30, 1999



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

                                  940-484-9492
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

As of August 12, 1999 the number of shares of Common Stock, $.01 par value, outstanding was 8,436,035.

*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 14, 1997, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS


                                                                      Page No.
PART I  -  FINANCIAL INFORMATION:


         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 1999     3
                  and December 31, 1998

                  Condensed Consolidated Statements of Operations for the    4
                  Three Months Ended June 30, 1999 and 1998, and for the
                  Six Months Ended June 30, 1999 and 1998, and for the
                  period from November 1, 1995 (inception) through
                  June 30, 1999.

                  Condensed Consolidated Statements of Cash Flows for the    5
                  Six Months Ended June 30, 1999 and 1998 and for the
                  period from November 1, 1995 (inception) through
                  June 30, 1999.

(1)      Notes to Condensed Consolidated Financial Statements.               7

         Item 2 - Management's Discussion and Analysis of Financial         10
         Condition and Results of Operations

PART II - OTHER INFORMATION:

         Item 2. Changes in Securities                                      13

         Item 5. Other Information                                          14

         Item 6. Exhibits and Reports on Form 8-K                           15

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Condensed Consolidated Balance Sheets



                                                                                 June 30,      December 31,
                                                                                   1999          1998
                              Assets                                           (unaudited)
                              ------                                           ------------    ------------
Current assets:
    Cash and cash equivalents                                                  $  8,344,050       6,371,704
    Accounts receivable                                                           1,300,602         240,433
    Assets held for sale                                                            205,974         526,533
    Inventory                                                                     1,944,214       1,744,467
    Other                                                                           204,548          78,578
                                                                               ------------    ------------
       Total current assets                                                      11,999,388       8,961,715

Property, plant and equipment, net                                               38,786,249      32,350,399

Goodwill                                                                          1,541,074       1,687,846
Other Assets                                                                      2,144,743       2,302,743
                                                                               ------------    ------------
       Total assets                                                              54,471,454      45,302,703
                                                                               ============    ============

                 Liabilities, Redeemable Convertible Preferred
                         Stock and Stockholders' Equity
                 ---------------------------------------------

Current liabilities
    Accounts payable                                                           $  2,524,781       1,825,246
    Accrued liabilities                                                             641,717         973,752
    Current portion of lease obligations                                          1,095,195         235,309
    Current installments of mortgage and notes payable to banks                   1,108,285       3,117,177
                                                                               ------------    ------------
       Total current liabilites                                                   5,369,978       6,151,484

Non-current portion of lease obligations                                          3,212,394         774,758
Mortgage and notes payable to banks, excluding current installments              14,111,231      14,483,839
                                                                               ------------    ------------
       Total liabilities                                                         22,693,603      21,410,081

Redeemable convertible preferred stock, net of discount of $1,303,190.
    (liquidation value of $5,000,000) (note 7)                                    3,696,810              --

Stockholders' equity
    Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares (only redeemable convertible preferred stock issued
        and outstanding)                                                                 --              --
    Common stock, $.01 par value; 20,000,000 shares authorized, issued and outstanding 8,436,035 shares at June 30, 1999
        and 7,351,625 shares at December 31, 1998                                    84,360          73,515
    Additional paid-in capital                                                   46,839,054      35,183,918
    Deficit accumulated during the developmental stage                          (17,745,456)    (10,724,811)
    Receivable from stock sales                                                  (1,096,917)       (640,000)
                                                                               ------------    ------------
       Total stockholders' equity                                                28,081,041      23,892,622
       Total liabilities, redeemable convertible preferred
            stock and stockholders' equity                                       54,471,454      45,302,703
                                                                               ============    ============

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                                                     Period from
                                                            Three Months ended           Six Months ended         November 1, 1995
                                                                 June 30,                     June 30,          (inception) through
                                                           1999           1998          1999           1998        June 30, 1999
                                                       -----------    -----------    -----------    -----------  ------------------
Revenue:
      Sales of products                                $   696,115        620,937      1,234,014        620,937      2,656,725
      Development contract income                           50,632        100,000         58,819        250,000        580,819
      Sale of accelerator components                       640,000             77        701,000             77      1,676,321
                                                       -----------    -----------    -----------    -----------    -----------
                                                         1,386,747        721,014      1,993,833        871,014      4,913,865

Cost of revenue:
      Cost of products                                    (874,522)      (419,221)    (1,073,153)      (419,221)    (2,108,670)
      Cost of development contract                              --             --             --        (62,830)       (62,830)
      Cost of accelerator components                      (328,467)            --       (358,467)            --       (733,421)
                                                       -----------    -----------    -----------    -----------    -----------
         Gross Profit                                      183,758        301,793        562,213        388,963      2,008,944
                                                       -----------    -----------    -----------    -----------    -----------

 Operating costs and expenses:
     Salaries and contract labor                           432,261        207,025        839,850        449,346      3,335,945
     Employee incentive compensation                            --             --             --             --      2,397,500
     Sales and Marketing                                   191,391        234,268        503,126        350,756      1,200,772
     Product and manufacturing
         process development                             1,825,252             --      2,958,880             --      3,784,149
     General and administrative                            739,501        923,446      1,961,608      1,378,715      7,482,517
                                                       -----------    -----------    -----------    -----------    -----------
         Total operating expenses                        3,188,405      1,364,739      6,263,464      2,178,817     18,200,883
                                                       -----------    -----------    -----------    -----------    -----------
         Loss from development stage operations         (3,004,647)    (1,062,946)    (5,701,251)    (1,789,854)   (16,191,939)

Other income (expense):
     Gain on sale (donation) of assets held for sale            --         (4,000)            --        (24,332)       327,008
     Interest income                                        52,973         80,137         99,614        239,343        690,849
     Interest expense                                       (2,498)            --         (2,498)            --       (531,114)
     Loan financing fees                                        --             --             --             --       (750,000)
                                                       -----------    -----------    -----------    -----------    -----------
         Loss before extraordinary item                 (2,954,172)      (986,809)    (5,604,135)    (1,574,843)   (16,455,196)

Extraordinary gain on debt extinguishment                       --             --             --             --        126,250
                                                       -----------    -----------    -----------    -----------    -----------

Net loss                                               $(2,954,172)      (986,809)    (5,604,135)    (1,574,843)   (16,328,946)

Preferred stock deemed dividend
     and accretion                                      (1,416,510)                   (1,416,510)                   (1,416,510)
                                                       -----------    -----------    -----------    -----------    -----------

Net loss applicable to common
     shareholders                                      $(4,370,682)      (986,809)    (7,020,645)    (1,574,843)   (17,745,456)

Net loss per common share - basic and diluted          $     (0.57)         (0.15)   $     (0.88)         (0.24)   $     (3.62)
                                                       ===========    ===========    ===========    ===========    ===========

Weighted average common shares outstanding -
     basic and diluted                                   7,702,728      6,507,918      7,973,830      6,439,434      4,905,944
                                                       ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                             Period from
                                                                                     Six Months            November 1, 1995
                                                                                    Ended June 30         (inception) through
                                                                                1999             1998        June 30, 1999
                                                                            ------------     ------------  ------------------
Cash flows from operating activities:
   Net loss                                                                 $ (5,604,135)     (1,574,843)    (16,328,946)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                               822,693          74,091       1,331,887
     (Gain) loss on sale or donation of assets                                        --          24,332        (327,008)
     Services compensated by stock issuance                                           --              --       2,178,886
     Forgiveness of receivable from stockholder                                       --              --          80,000
     Extraordinary loss/gain on extinguishment of debt                                --              --        (126,250)
     Changes in operating assets and liabilities,
       exclusive of effects of acquisition:
         Interest receivable                                                          --         135,382              --
         Accounts receivable                                                  (1,060,169)        158,554        (613,281)
         Other assets                                                             32,030          (5,837)       (501,794)
         Inventory                                                              (199,747)        (27,727)     (1,427,207)
         Accounts payable                                                         76,053         482,587         242,353
         Accrued liabilities                                                    (352,029)         94,754         598,482
                                                                            ------------    ------------    ------------
              Net cash used in operating activities                           (6,285,304)       (638,707)    (14,892,878)
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of certificate of deposit                                       --              --         400,000
   Purchase of certificate of deposit                                                 --              --        (400,000)
   Purchase of assets for sale and operations                                 (2,807,585)     (9,874,262)    (33,681,372)
   Purchase of securities available for sale                                          --              --      (5,082,777)
   Proceeds from sale of securities available for sale                                --       5,082,777       5,082,777
   Proceeds from sale of assets held for sale                                    320,559           7,667       1,152,566
   Purchase MAC Isotopes, Inc., net of cash acquired                                  --        (495,000)       (495,000)
   Investment in trademarks and license fee                                           --        (275,000)       (275,000)
                                                                            ------------    ------------    ------------
           Net cash used in investing activities                              (2,487,026)     (5,553,818)    (33,298,806)
                                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Collections of stock sale receivable                                               --              --         160,000
   Settlement of contingent consideration - MAC Isotopes, Inc.                  (869,559)             --        (869,559)
   Proceeds from issuance of common stock,
     common stock subscriptions, and redeemable
     convertible preferred stock                                              14,378,917              --      42,498,534
   Proceeds from issuance of notes payable to chairman                                --              --         120,000
   Payments on capital leases                                                   (383,182)             --        (604,007)
   Proceeds from issuance of debt                                                     --         607,098      29,552,623
   Principal payments on notes payable                                        (2,381,500)        (86,298)    (14,206,857)
   Payments on notes payable to chairman                                              --              --        (115,000)
                                                                            ------------    ------------    ------------
           Net cash provided by financing activities                          10,744,676         520,800      56,535,734
                                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                           1,972,346      (5,671,725)      8,344,050
Cash and cash equivalents at beginning of period                               6,371,704       8,201,417              --
                                                                            ------------    ------------    ------------
Cash and cash equivalents at end of period                                     8,344,050       2,529,692       8,344,050
                                                                            ============    ============    ============

                                  (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                            Period from
                                                                                     Six Months           November 1, 1995
                                                                                    Ended June 30        (inception) through
                                                                                1999            1998        June 30, 1999
                                                                            ------------    ------------ ------------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest, net of amounts capitalized                       $      2,498         168,294         620,389
                                                                            ============    ============    ============

   Cash paid for financing fees                                             $         --          36,350         596,611
                                                                            ============    ============    ============

Supplemental disclosure of noncash transactions:
   Common stock issued for stock receivables                                $    456,917              --       1,096,917
                                                                            ============    ============    ============

   Common stock issued for account payable to                               $         --              --          62,852
                                                                            ============    ============    ============
    director
   Conversion of notes payable to common stock                              $         --              --           5,000
                                                                            ============    ============    ============

   Acquisition of subsidiary through issuance of common stock               $         --       3,173,973       3,248,976
                                                                            ============    ============    ============

   Capital expenditures included in accounts payable                        $    623,482       1,317,762         623,482
                                                                            ============    ============    ============

   Acquisition of license fee and patent rights through                     $         --         225,000         725,100
                                                                            ============    ============    ============
    issuance of common stock
   Acquisition of equipment through capital leases                          $  3,680,704              --       4,911,596
                                                                            ============    ============    ============


See accompanying notes to consolidated financial statements

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

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and International Isotopes Idaho Inc. ("I4"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of June 30, 1999, and the results of its operations for the six and three-month periods ended June 30, 1999 and 1998, and its cash flows for the six-month periods ended June 30, 1999 and 1998. This information should be read in conjunction with the Company's audited consolidated financial statements as set out in the Company's Amended Form 10-K filed July 8, 1999.

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

(2)      Liquidity

The Company has been developing facilities, is initiating operations, and has experienced start-up losses of $16,328,946 since inception, and invested significant funds in the acquisition of land, facilities, manufacturing equipment, regulatory approval and personnel. The Company expects losses to continue for the near term as it initiates production, marketing and distribution of products, obtains validation and customer approval of products, and increases marketing and product development.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including costs relating to commencing production of radioisotopes, radiochemicals, finished radiopharmacueticals and medical therapy devices; continued delays in the federal and state regulatory approval process for permitting production from the Radiopharmacuetical Manufacturing Facility, the Cyclotron and the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; technological and market developments; and the ability of the Company to maintain collaborative academic and commercial research, development and marketing relationships.

The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities. Although there can be no assurance, management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for funding the joint venture development of complementary businesses, technologies and products. The Company cannot guarantee that it will be able to obtain any such financing on acceptable terms.

Although there can be no assurance, the Company anticipates, based on its currently proposed plans and assumptions relating to its operations and funding, that current cash, cash from future operations, credit facilities and the private placement of its securities will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate. The Company cannot guarantee that it will be able to obtain any such financing on acceptable terms. Also, if necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained. If such delays occur, the Company's future operations and business expansion could be significantly curtailed.

(3)      Net Loss Per Common Share - Basic and Diluted

         Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128, basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the period, is the same as basic loss per share as all potential common shares were anti-dilutive.

At June 30, 1999, the Company had 386,900 common stock options and 3,139,741 common stock warrants outstanding. Options and warrants excluded from the computation of diluted loss per share would have resulted in additional weighted average securities, under the treasury stock method, totaling 99,640, 77,328, and 58,862 for the six month periods ended June 30, 1999 and 1998, and the period from November 1, 1995 (inception) through June 30, 1999, respectively. The potentially dilutive effect of these securities and the redeemable convertible preferred stock issued in May 1999 (see note 7) has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(4)      Inventories

Inventories consist of the following at June 30, 1999 and December 31, 1998

                 June 30, 1999   December 31, 1998
                 -------------   -----------------
Raw materials      $  255,555       $  388,930
Work in progress    1,529,051        1,355,537
Finished goods        159,608               --
                   ----------       ----------
                   $1,944,214       $1,744,467
                   ==========       ==========

(5)   Variable Line of Credit

On April 30, 1999, a variable line of credit, secured by stock owned by the Chairman of the Board, with a balance of $2,216,332, was paid off with proceeds received from the private placement (See Note 6). The Company no longer has any liability under this financing arrangement.

(6)   Common Stock & Stock Subscriptions

In April of 1999, the Company initiated a private placement of units of its securities exclusively to accredited investors including certain officers and directors of the Company. Each Unit consisted of 1 share of common stock at $9.10 per share and a warrant to purchase an additional share at $10.00 per share. From April 1999 through June 1999, the Company sold units representing 924,410 shares of common stock and warrants to purchase an additional 924,410 shares to accredited investors for aggregate consideration of $8,412,150. The sale of the Units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on July 29,1999. At June 30, 1999, 408,388 shares of stock had been issued; the remaining shares were subsequently issued in August 1999.

(7)      Redeemable Convertible Preferred Stock

On May 18, 1999, the Company completed a private placement of 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Preferred Stock") together with 205,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 and continuing quarterly thereafter through May 20, 2002. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date (the "Average Price"). Under the terms of the private placement, in November 1999, the Company will issue an additional 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock and warrants to acquire 205,000 shares of common stock for aggregate proceeds of $5 million.

The Preferred Stock is convertible to common stock at $11.86 per share at issuance and the conversion price is reset at each dividend payment date to the then Average Price, (with a floor of $7.00 per share and a ceiling of $11.86 per share) .

The Preferred Stock is mandatorily redeemable on May 20, 2002 in cash or common stock at the then Average Price, at the Company's option. Early redemption may be required at the option of the holder under certain circumstances and may be exercised at the option of the Company under other circumstances. Mandatory redemption events include change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. Warrants are exercisable at any time up to May 20, 2002 at $11.86 per share.

The Company assigned an aggregate value of $1,059,850 to the warrants ($5.17 per share) using an option pricing model with the following assumptions: exercise price of $11.86 per share, volatility of 60%, risk-free interest rate of 5.60%, and contractual term of three years. The warrant value was recorded to additional paid-in capital and is being accreted to the Preferred Stock over the term of the warrant.

After consideration of the warrant value, the Preferred Stock has a "beneficial conversion feature" of $1,359,850 that has been recognized as an additional return to the holders through a charge to deficit accumulated during the development stage and an increase to additional paid-in capital.

(8)      Joint Venture

In March of 1999, the Company and GammaPlus, LLC, a Lucas Medical Associates Company which operates short-lived radiopharmaceutical manufacturing facilities, announced the formation of the joint venture, GammaPlus DFW, LLC, which will manufacture and distribute radiopharmaceuticals for use in Positron Emission Tomography. The Company purchased a 49% interest in the joint venture for $4,900 in cash and an additional commitment of $44,100. The initial payment of $4,900 was made on June 18, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-K, filed with the Securities Exchange Commission (SEC) on April 15, 1999, as amended on April 16, 1999 and July 8, 1999 (collectively, the "Form 10-K"). The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

Six and three month period ended June 30, 1999 and 1998

The Company's net losses for the three and six month periods ended June 30, 1999 were $2,954,172 and $5,604,135 respectively, as compared to net losses of $986,809 and $1,574,843 for the comparable period of 1998. Net loss per common share for the three and six month periods ended June 30, 1999 were $0.57 and $0.88 respectively, as compared to net loss per common share of $0.15 and $0.24 for the same periods of 1998.

The increase in the losses for the three and six month periods was largely due to increased activities, including expensing pre-production costs of products, validation of facilities, equipment and procedures, purchases of expendable materials, manufacturing supplies and other production related goods and hiring of additional manufacturing and regulatory personnel. In addition, 1999 personnel costs were substantially higher as personnel who were previously engaged in construction and development activities, whose respective costs had been capitalized, shifted their efforts to validation and manufacturing activities and the related costs were expensed.

Revenues for the three and six month periods ended June 30, 1999 were $1,386,747 and $1,993,833 respectively, as compared to $721,014 and $871,014 for the same periods in 1998. Gross profit for the three and six month periods ended June 30, 1999 was $183,758 and $562,213, as compared to $301,793 and
$388,963 for the same periods in 1998. The increase in revenues was attributable to the acquisition of International Isotopes Idaho, Inc., a wholly owned subsidiary, as well as sales of accelerator components and initial sales of finished brachytherapy seeds. The difference in gross profit is attributable to increased costs necessary for the commencement of manufacturing activities.

Operating expenses increased to $3,188,405 and $6,263,464 for the three and six month periods ended June 30, 1999, compared to $1,364,739 and $2,178,817 for the same periods of 1998. Salaries and contract labor expenses for the three and six month periods ended June 30, 1999 were $432,261 and $839,850 respectively, as compared to $207,025 and $449,346 for the same periods of 1998, an increase of $225,236 and $390,504 respectively. General and administrative expenses totaled $739,501 and $1,961,608 for the three and six month periods ended June 30, 1999, as compared to $923,446 and $1,378,715 for the same periods of 1998, a decrease of $183,945 and an increase of $582,893 respectively. Sales and marketing expenses decreased to $191,391 for the three month period ended June 30, 1999 and increased to $503,126 for the six month period ended June 30, 1999 as compared to $234,268 and $350,756 for the corresponding periods of 1998. The increase in operating expenses was attributable to increases in personnel for production, marketing, quality assurance, quality control, regulatory compliance, environmental health and safety, and administrative personnel as the Company expanded its organizational structure and began limited operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, materials related to manufacturing and increased depreciation expense as more equipment and facilities commenced operations. Product development costs of $1,825,252 and $2,958,880 were incurred during the three and six month periods ended June 30, 1999. These costs are attributable to manufacturing setup costs incurred without corresponding product sales.

Interest income during the three and six month periods ended June 30, 1999 was $52,973 and $99,614, as compared to $80,137 and $239,343 for the comparable periods of 1998, a decrease of $27,164 and $139,729 respectively. This decrease was attributable to a reduction in the invested funds available from the Company's initial public offering completed in August 1997, which were used to fund the Company's facilities construction, equipment purchases and operations. For the periods presented, the Company has capitalized nearly all of its interest costs as construction of the Company's facilities were in progress. As facilities and construction in progress are completed, interest costs will no longer qualify for capitalization and will be expensed as incurred. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

On June 30, 1999 the Company had cash and cash equivalents of $8,344,050 compared to $6,371,704 at December 31, 1998. For the six months ended June 30, 1999, net cash used in operating activities of approximately $6,285,304 and net cash used in investing activities, primarily for capital expenditures, of $2,487,026 were provided by financing activities of $10,744,676. Capital expenditures are expected to decrease significantly during the balance of 1999 as we complete the facilities, LINAC and equipment purchases necessary for the production of our initial product lines.

The Company has financed its operations since inception primarily by loans from stockholders and directors, bank loans, sales of accelerator components and excess equipment, its initial public offering and sales of shares of common and preferred stock in private placements to investors.

The Company initiated a private placement of its common stock in late 1998. In May 1999, the Company revised the warrant structure, increasing the number of warrants to 28,000 per unit (originally 16,000) and changing the exercise price to $10.00 per share (originally $13.75), resulting in issuance of warrants to purchase an additional 708,000 shares.

During the period April 1999 through June 1999, we completed current financing plans by closing a private placement consisting of 924,410 units of common stock and warrants, raising $8,412,150. The units consisted of one share of common stock at $9.10 per share and one three-year warrant to acquire an additional share, exercisable at $10.00 per share. On April 30, 1999, a variable line of credit, secured by stock owned by the Chairman of the Board, with a balance of $2,216,332, was paid off with private placement proceeds.

On May 18, 1999, the Company completed a private placement of 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock together with 205,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 and continuing quarterly thereafter through May 20, 2002. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date. Under the terms of the private placement, in November 1999, the Company will issue an additional 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock and warrants to acquire 205,000 shares of common stock for aggregate proceeds of $5 million. See Note 7 of Notes to Condensed Consolidated Financial Statements.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including commencing production of radioisotopes; continued delays in the regulatory approval process for the Radiopharmacuetical Manufacturing Facility, the cyclotron and the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; technological and market developments; and the ability of the Company to maintain collaborative academic and commercial research, development and marketing relationships.

The Company is continuing to negotiate potential financing options including long term mortgage financing for its facilities. Although there can be no assurance, management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for funding the development of complementary businesses, technologies and products. The Company cannot guarantee that it will be able to obtain any such financing on acceptable terms.

Although there can be no assurance, the Company anticipates, based on its currently proposed plans and assumptions relating to its operations and funding, that current cash, cash from future operations, credit facilities and the private placement of its securities will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. In the event additional financing becomes necessary, management may choose to raise those funds through other means of financing as appropriate. The Company cannot guarantee that it will be able to obtain any such financing on acceptable terms. Also, if necessary, the Company can delay certain operations, capital expenditures and joint ventures until adequate financing is obtained. If such delays occur, the Company's future operations and business expansion could be significantly curtailed.

In July 1999, the Company updated its investors on the Company's progress, and adjusted expectations for financial performance for fiscal year 1999. The Company issued a press release dated July 15, 1999 and filed Form 8-K on July 19, 1999 in which the Company revised its financial projections for the fiscal year 1999 as well as outlined a six-part action plan, which was immediately implemented.

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

Responsibilities for implementing the plan have been assigned and the Year 2000 program is at an advanced stage.

The Company has identified all critical potentially subject to the Year 2000 phenomenon and has contacted all vendors regarding Year 2000 compliance. Similarly, the Company has contacted all key vendors regarding the status of their respective Year 2000 compliance procedures. In both cases, some certifications regarding Year 2000 compliance have already been obtained and we are continuing to follow-up on those outstanding. This phase of the program is scheduled for completion during the third quarter 1999.

By the end of the third quarter 1999, the Company intends to have developed contingency plans in the event key vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the readiness of its key vendors and to create action plans to address any identified risks.

As of June 30, 1999 the Company has incurred costs of approximately $35,000 for the Year 2000 issue and has estimated the total cost of the Year 2000 remediation including modification, upgrade, or replacement of systems and equipment to be approximately $50,000. The Company expects to resolve all Year 2000 issues that could materially and adversely affect its business operations well in advance of the end of the year. At this stage, we have not identified any problem requiring replacements of systems and equipment.

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

PART II.   OTHER INFORMATION

Item 2. Changes in Securities

In the fall of 1998 the Company initiated a private placement of units of its securities exclusively to accredited investors including certain officers and directors of the Company. Each Unit consisted of 16,000 shares of common stock at $12.50 per share and warrants to purchase an additional 16,000 shares at $13.75 per share. During the period December 1998 through February 1999, the Company sold 59 units representing 944,000 shares of common stock and warrants to purchase an additional 944,000 shares to 38 accredited investors for aggregate consideration of $11,800,000. The sale of the Units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on February 10, 1999. In May 1999, the Company revised the warrant structure, increasing the number of warrants to 28,000 per unit and changing the exercise price to $10.00 per share, resulting in issuance of warrants to purchase an additional 708,000 shares.

In April of 1999 the Company initiated a private placement of its securities exclusively to accredited investors including certain officers and directors of the Company. The common stock was sold for $9.10 per share and included a warrant to purchase an additional share of common stock at $10.00 per share. During the period from April 1999 through June 1999, the Company received cash for 924,410 shares of common stock and warrants to purchase an additional 924,410 shares for an aggregate consideration of $8,412,150.

On May 18, 1999, the Company completed a private placement of 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock together with 205,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 and continuing quarterly thereafter through May 20, 2002. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date. Under the terms of the private placement, in November 1999, the Company will issue an additional 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock and warrants to acquire 205,000 shares of common stock for aggregate proceeds of $5 million.

Common Stock shares outstanding at August 12, 1999 totaled 8,436,035.

Item 5. Other Information

On May 3, 1999, the Company's marketing partner for the distribution of seeds for the treatment of prostate cancer, Imagyn Medical Technologies, was forced into involuntary bankruptcy by minority bondholders. On May 18, 1999, Imagyn filed a request to convert the involuntary bankruptcy into a voluntary Chapter
11. On June 25, 1999, Imagyn filed a Plan of Reorganization in the U.S. Bankruptcy Court for the District of Delaware. Imagyn's management has indicated that appropriate measures are underway to continue with normal marketing operations. If Imagyn ever becomes unable to meet its contractual obligations, the Company believes it could contract with other distributors to market the seeds.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

27.1     Financial Data Schedule

Reports on Form 8-K:

The Company filed a Form 8-K on May 28, 1999 with respect to amended and restated registration and warrant agreement and private placement of common stock and warrants.

The Company filed a Form 8-K on July 19, 1999 with respect to updating investors on 1999 financial expectations and corporate strategy.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1        Financial Data Schedule