Form 10-Q
period 1999-09-30
INTERNATIONAL ISOTOPES INC
filed 1999-11-15
CIK 1038277

                                    FORM 10-Q

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1999



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

As of November 10, 1999 the number of shares of Common Stock, $.01 par value, outstanding was 8,534,074

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                                              Page No.

PART I - FINANCIAL INFORMATION:


         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30, 1999 and                3
                  December 31, 1998

                  Condensed Consolidated Statements of Operations for the                        4
                  Three Months Ended September 30, 1999 and 1998, and for the
                  Nine Months Ended September 30, 1999 and 1998, and for the
                  period from November 1, 1995 (inception) through
                  September 30, 1999.

                  Condensed Consolidated Statements of Cash Flows for the Nine                   5
                  Months Ended September 30, 1999 and 1998 and for the
                  period from November 1, 1995 (inception) through
                  September 30, 1999.

         (1) Notes to Condensed Consolidated Financial Statements.                               7

         Item 2 - Management's Discussion and Analysis of Financial                             11
         Condition and Results of Operations

PART II - OTHER INFORMATION:

         Item 2. Changes in Securities                                                          14

         Item 5. Other Information                                                              14

         Item 6. Exhibits and Reports on Form 8-K                                               15

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Condensed Consolidated Balance Sheets

                                                                                September 30,     December 31,
                                                                                     1999             1998
                                Assets                                           (unaudited)
---------------------------------------------------------------------------     ------------      ------------
Current assets:
    Cash and cash equivalents                                                   $  3,582,038         6,371,704
    Accounts receivable                                                              593,451           240,433
    Assets held for sale                                                             205,920           526,533
    Inventory                                                                      2,006,129         1,744,467
    Prepaid royalties and other current assets                                     1,353,929            78,578
                                                                                ------------      ------------
       Total current assets                                                        7,741,467         8,961,715

Property, plant and equipment, net                                                40,168,059        32,350,399

Goodwill                                                                           1,467,688         1,687,846
Other assets                                                                       2,147,506         2,302,743
                                                                                ------------      ------------
       Total assets                                                               51,524,720        45,302,703
                                                                                ============      ============

             Liabilities, Redeemable Convertible Preferred
                   Stock and Stockholders' Equity
---------------------------------------------------------------------------
Current liabilities
    Accounts payable                                                            $  1,964,766         1,825,246
    Accrued liabilities                                                              808,795           973,752
    Current portion of lease obligations                                           1,245,579           235,309
    Current installments of mortgage and notes payable to banks                      524,843         3,117,177
                                                                                ------------      ------------
       Total current liabilities                                                   4,543,983         6,151,484

Non-current portion of lease obligations                                           3,100,310           774,758
Mortgage and notes payable to banks, excluding current installments               13,890,208        14,483,839
                                                                                ------------      ------------
       Total liabilities                                                          21,534,501        21,410,081

Redeemable convertible preferred stock, net of discount of $1,189,870
    (liquidation value of $5,000,000) (note 7)                                     3,810,130                --

Stockholders' equity
    Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
        (only redeemable convertible preferred stock issued
        and outstanding)                                                                  --                --
    Common stock, $.01 par value; 20,000,000 shares authorized, issued and outstanding 8,534,074 shares at September 30, 1999
        and 7,351,625 shares at December 31, 1998                                     85,341            73,515
    Additional paid-in capital                                                    47,775,923        35,183,918
    Deficit accumulated during the developmental stage                           (21,041,175)      (10,724,811)
    Receivable from stock sales                                                     (640,000)         (640,000)
                                                                                ------------      ------------
       Total stockholders' equity                                                 26,180,089        23,892,622
       Total liabilities, redeemable convertible preferred
            stock and stockholders' equity                                        51,524,720        45,302,703
                                                                                ============      ============

          See accompanying notes to consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Operations
                                  (unaudited)

                                                                                                                    Period from
                                                          Three Months ended             Nine Months ended        November 1, 1995
                                                             September 30,                  September 30,       (inception) through
                                                         1999           1998           1999           1998      September 30, 1999
                                                     ------------   ------------   ------------   ------------  -------------------
Revenue:
     Sales of products                                    692,749        672,326      1,926,763      1,293,263        3,349,474
      Development contract income                          68,532        290,500        127,351        540,500          649,351
      Sale of accelerator components                        6,790             --        707,790             77        1,683,111
                                                     ------------   ------------   ------------   ------------     ------------
                                                          768,071        962,826      2,761,904      1,833,840        5,681,936

Cost of revenue:
      Cost of products                                   (674,369)      (511,701)    (1,747,522)      (930,922)      (2,783,039)
      Cost of development contract                             --             --             --        (62,830)         (62,830)
      Cost of accelerator components                           --             --       (358,467)            --         (733,421)
                                                     ------------   ------------   ------------   ------------     ------------
       Gross profit                                        93,702        451,125        655,915        840,088        2,102,646

 Operating costs and expenses:
     Salaries and contract labor                          476,507        393,425      1,316,357        842,771        3,812,452
     Employee incentive compensation                           --             --             --             --        2,397,500
     Sales and marketing                                  173,432        217,121        676,558        567,877        1,374,204
     Product and manufacturing
       process development                              1,646,509             --      4,605,389             --        5,430,658
     General and administrative                           987,109        917,137      2,948,717      2,295,852        8,469,626
                                                     ------------   ------------   ------------   ------------     ------------
       Total operating expenses                         3,283,557      1,527,683      9,547,021      3,706,500       21,484,440
       Loss from development stage operations          (3,189,855)    (1,076,558)    (8,891,106)    (2,866,412)     (19,381,794)

Other income (expense):
     Gain on sale (donation) of assets held for sale      (42,967)            --        (42,967)       (24,332)         284,041
     Interest income                                       58,589         19,925        158,203        259,268          749,438
     Interest expense                                      (8,168)           (47)       (10,666)           (47)        (539,282)
     Loan financing fees                                                                                    --         (750,000)
                                                     ------------   ------------   ------------   ------------     ------------
       Loss before extraordinary item                  (3,182,401)    (1,056,680)    (8,786,536)    (2,631,523)     (19,637,597)

Extraordinary gain on debt extinguishment                                                                   --          126,250
                                                     ------------   ------------   ------------   ------------     ------------

Net loss                                               (3,182,401)    (1,056,680)    (8,786,536)    (2,631,523)     (19,511,347)
                                                     ============   ============   ============   ============     ============

Preferred stock deemed dividend
     and accretion of discount                           (113,320)            --     (1,529,830)            --       (1,529,830)
                                                     ------------   ------------   ------------   ------------     ------------

Net loss applicable to common
     shareholders                                      (3,295,721)    (1,056,680)   (10,316,366)    (2,631,523)     (21,041,177)

Net loss per common share - basic and diluted               (0.39)         (0.16)         (1.30)         (0.41)           (4.09)
                                                     ============   ============   ============   ============     ============

Weighted average common shares outstanding -
     basic and diluted                                  8,485,055      6,562,789      7,963,503      6,480,552        5,141,929
                                                     ============   ============   ============   ============     ============


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                               Period from
                                                                                    Nine Months              November 1, 1995
                                                                                 Ended September 30         (inception) through
                                                                                1999            1998        September 30, 1999
                                                                            ------------    ------------    ------------------
Cash flows from operating activities:
   Net loss                                                                 $ (8,786,536)     (2,631,523)          (19,511,347)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                             1,209,513         162,025             1,718,707
     (Gain) loss on sale or donation of assets                                    42,967          24,332              (284,041)
     Services compensated by stock issuance                                           --              --             2,178,886
     Forgiveness of receivable from stockholder                                       --              --                80,000
     Extraordinary gain on extinguishment of debt                                     --              --              (126,250)
     Changes in operating assets and liabilities, exclusive of effects of acquisition:
         Interest receivable                                                          --         152,358                    --
         Accounts receivable                                                    (353,018)        136,449                93,870
         Other assets                                                           (120,114)         (9,577)             (653,938)
         Inventory                                                              (261,662)       (331,472)           (1,489,122)
         Accounts payable                                                        139,520       2,341,570               305,820
         Accrued liabilities                                                    (164,957)         (7,373)              785,554
                                                                            ------------    ------------    ------------------
              Net cash used in operating activities                           (8,294,287)       (163,211)          (16,901,861)
                                                                            ------------    ------------    ------------------

Cash flows from investing activities:
   Proceeds from sale of certificate of deposit                                       --              --               400,000
   Purchase of certificate of deposit                                                 --              --              (400,000)
   Purchase of assets for sale and operations                                 (4,868,016)    (20,316,665)          (35,741,803)
   Purchase of securities available for sale                                          --              --            (5,082,777)
   Proceeds from sale of securities available for sale                                --       5,082,777             5,082,777
   Proceeds from sale of assets held for sale                                    320,613          14,067             1,152,620
   Purchase MAC Isotopes, Inc., net of cash acquired                                  --        (495,000)             (495,000)
   Investment in trademarks and license fee                                           --        (275,000)             (275,000)
                                                                            ------------    ------------    ------------------
           Net cash used in investing activities                              (4,547,403)    (15,989,821)          (35,359,183)
                                                                            ------------    ------------    ------------------

Cash flows from financing activities:
   Collections of stock sale receivable                                               --              --               160,000
   Settlement of contingent consideration - MAC Isotopes, Inc.                  (869,559)             --              (869,559)
   Proceeds from issuance of common stock,
     common stock subscriptions, and redeemable
     convertible preferred stock                                              14,753,692              --            42,873,309
   Proceeds from issuance of notes payable to chairman                                --              --               120,000
   Payments on capital leases                                                   (646,144)             --              (866,969)
   Proceeds from issuance of debt                                                     --       9,951,003            29,552,623
   Principal payments on notes payable                                        (3,185,965)        (92,673)          (15,011,322)
   Payments on notes payable to chairman                                              --              --              (115,000)
                                                                            ------------    ------------    ------------------
           Net cash provided by financing activities                          10,052,024       9,858,330            55,843,082
                                                                            ------------    ------------    ------------------

Net increase (decrease) in cash and cash equivalents                          (2,789,666)     (6,294,702)            3,582,038
Cash and cash equivalents at beginning of period                               6,371,704       8,201,417                    --
                                                                            ------------    ------------    ------------------
Cash and cash equivalents at end of period                                     3,582,038       1,906,715             3,582,038
                                                                            ============    ============    ==================


                                   (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                     Period from
                                                                            Nine Months            November 1, 1995
                                                                        Ended September 30       (inception) through
                                                                        1999           1998       September 30, 1999
                                                                    ------------   ------------   ------------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest, net of amounts capitalized               $     10,666             47              628,557
                                                                    ============   ============   ==================

   Cash paid for financing fees                                     $         --         86,350              596,611
                                                                    ============   ============   ==================

Supplemental disclosure of noncash transactions:
   Common stock issued for stock receivables                        $         --             --              640,000
                                                                    ============   ============   ==================

   Common stock issued for account payable to director              $         --             --               62,852
                                                                    ============   ============   ==================
    Conversion of notes payable to common stock                     $         --             --                5,000
                                                                    ============   ============   ==================

   Acquisition of subsidiary through issuance of common stock       $         --      3,173,973            3,248,976
                                                                    ============   ============   ==================

   Capital expenditures included in accounts payable                $    215,342      1,829,600              215,342
                                                                    ============   ============   ==================

   Acquisition of license fee and patent rights through
    issuance of common stock                                        $         --        725,000              725,100
                                                                    ============   ============   ==================

   Common stock issued for prepayment of royalties                  $  1,000,000   $         --   $        1,000,000
                                                                    ============   ============   ==================

   Acquisition of equipment through capital leases                  $  3,981,965        834,335            5,114,776
                                                                    ============   ============   ==================



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

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and International Isotopes Idaho Inc. ("I(4)"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, for interim periods, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of September 30, 1999, and the results of its operations for the nine and three-month periods ended September 30, 1999 and 1998, and its cash flows for the nine-month periods ended September 30, 1999 and 1998. This information should be read in conjunction with the Company's audited consolidated financial statements as set out in the Company's amended Form 10-K filed July 8, 1999.

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

(2) Liquidity

The Company has been developing facilities, is initiating operations, and has experienced start-up losses of $19,511,347 since inception, and invested significant funds in the acquisition of land, facilities, manufacturing equipment, regulatory approval and personnel. The Company expects losses to continue for the near term as it initiates production, marketing and distribution of products, obtains validation and customer approval of products, and increases marketing and product development.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including contract manufacturing and marketing relationships; costs relating to commencing production of radioisotopes, radiochemicals, finished radiopharmaceuticals and medical therapy devices; continued delays in the federal and state regulatory approval process for permitting production from the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and technological and market developments.

The Company is continuing to negotiate potential debt and equity financing. Although there can be no assurance, management anticipates that the cash flows from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for funding the joint venture development of complementary businesses, technologies and products. The Company cannot guarantee that it will be able to obtain any such financing on acceptable terms.

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

At September 30, 1999, the Company had 386,200 common stock options and 3,139,741 common stock warrants outstanding. The potentially dilutive effect of the additional weighted average securities, under the treasury stock method, and the redeemable convertible preferred stock issued in May 1999 have not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(4) Inventories

Inventories consist of the following at September 30, 1999 and December 31, 1998

                               September 30, 1999   December 31, 1998
                               ------------------   ------------------
      Raw materials            $          281,675   $          388,930
      Work in progress                  1,645,610            1,355,537
      Finished goods                       78,844                   --
                               ------------------   ------------------
                               $        2,006,129   $        1,744,467
                               ==================   ==================

(5) Variable Line of Credit

On April 30, 1999, a variable line of credit, secured by stock owned by the Chairman of the Board, with a balance of $2,216,332, was paid off with proceeds received from the private placement (see note 6). The Company no longer has any liability under this arrangement.

(6) Common Stock

On June 25, 1999, the Company amended its license agreement, dated May 26, 1998, with Roger R. Good, M.D., P.S. (doing business as Inland Cancer Care), a Washington professional services corporation and EndoTech, Inc., a Delaware corporation (collectively, the "Good Group"). As part of the amended agreement the Company agreed to prepay the Good Group $1,000,000 for estimated running royalties in common stock. In July of 1999, the Company issued the Good Group 98,039 shares of common stock at the then market value of $10.20 per share to satisfy its obligation under this agreement.

In April of 1999, the Company initiated a private placement of units of its securities exclusively to accredited investors including certain officers and directors of the Company. Each Unit consisted of 1 share of common stock at $9.10 per share and a warrant to purchase an additional share at $10.00 per share. From April 1999 through June 1999, the Company sold units representing 924,410 shares of common stock and warrants to purchase an additional 924,410 shares to accredited investors for aggregate consideration of $8,412,150. The sale of the Units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on July 29, 1999.

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

The Preferred Stock is convertible to common stock at $11.86 per share at issuance and the conversion price is reset at each dividend payment date to the then Average Price (with a floor of $7.00 per share and a ceiling of $11.86 per share).

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

(8) Subsequent Events

On October 15, 1999, under the terms of the private placement of redeemable convertible preferred stock initiated May 18, 1999 (see note 7), the Company issued an additional 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Preferred Stock") together with 205,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning January 15, 2000 and continuing quarterly thereafter through October 15, 2002. If paid in common stock, the number of shares is based on the Average Price, as defined above.

The Preferred Stock is convertible to common stock at $7.00 per share and the conversion price is reset at each dividend payment date to the then Average Price (with a floor of $7.00 per share and a ceiling of $11.86 per share).

The Preferred Stock is mandatorily redeemable on October 15, 2002 in cash or common stock at the then Average Price, at the Company's option. Early redemption may be required at the option of the holder under certain circumstances and may be exercised at the option of the Company under other circumstances. Mandatory redemption events include change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. Warrants are exercisable at any time up to October 15, 2002 at $11.86 per share.

The Company assigned an aggregate value of $270,600 to the warrants ($1.32 per share) using an option pricing model with the following assumptions: exercise price of $11.86 per share, volatility of 60%, risk-free interest rate of 5.60%, and contractual term of three years. The warrant value will be recorded to additional paid-in capital and will be accreted to the Preferred Stock over the term of the warrant.

After consideration of the warrant value, the Preferred Stock will have a "beneficial conversion feature" of $570,600 that will be recognized as an additional return to the holders through a charge to deficit accumulated during the development stage and an increase to additional paid-in capital in the fourth quarter.

On October 15, 1999 the Company paid, in cash, the initial dividend on the Preferred Stock issued in May of 1999 of $102,740 (for 5 months).


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

RESULTS OF DEVELOPMENT STAGE ACTIVITIES

Three and nine month periods ended September 30, 1999 and 1998

The Company's net losses for the three and nine month periods ended September 30, 1999 were $3,182,401 and $8,786,536 respectively, as compared to net losses of $1,056,680 and $2,631,523 for the comparable periods of 1998. Net loss per common share for the three and nine month periods ended September 30, 1999 were $0.39 and $1.30 respectively, as compared to net loss per common share of $0.16 and $0.41 for the same periods of 1998.

The increase in the losses for the three and nine month periods was largely due to expenses relating to materials, manufacturing supplies and other production related goods, hiring additional manufacturing personnel, increased activities, expensing pre-production costs of products, completion of the validation of facilities, equipment and procedures, regulatory costs and licensing requirements. In addition, 1999 personnel costs were substantially higher as personnel who were previously engaged in construction and development activities, whose respective costs had been capitalized, shifted their efforts to validation and manufacturing activities and the related costs were expensed.

Revenues for the three and nine month periods ended September 30, 1999 were $768,071 and $2,761,904, respectively, as compared to $962,826 and $1,833,840 for the same periods in 1998. Gross profit for the three and nine month periods ended September 30, 1999 was $93,702 and $655,915, as compared to $451,125 and $840,088 for the same periods in 1998. The decrease in revenues for the 3 month period was attributable to the timing of sales for reactor produced isotopes from International Isotopes Idaho, Inc., a wholly owned subsidiary. The increase in revenues for the nine month period was attributable to the revenues of International Isotopes Idaho, Inc., as well as sales of accelerator components and initial sales of finished brachytherapy seeds. The Company continues to show decreases in gross profit due to license and regulatory delays as well as the increased costs necessary for the commencement of manufacturing activities.

Operating expenses increased to $3,283,557 and $9,547,021 for the three and nine month periods ended September 30, 1999, compared to $1,527,683 and $3,706,500 for the same periods of 1998. Salaries and contract labor expenses for the three and nine month periods ended September 30, 1999 were $476,507 and $1,316,357, respectively, as compared to $393,425 and $842,771 for the same periods of 1998, an increase of $83,082 and

$473,586, respectively. General and administrative expenses totaled $987,109 and $2,948,717 for the three and nine month periods ended September 30, 1999, as compared to $917,137 and $2,295,852 for the same periods of 1998, an increase of $69,972 and $652,865 respectively. Sales and marketing expenses decreased to $173,432 for the three month period ended September 30, 1999 and increased to $676,558 for the nine month period ended September 30, 1999 as compared to $217,121 and $567,877 for the corresponding periods of 1998. The increase in operating expenses was attributable to increases in personnel for production, marketing, quality control, environmental health and safety, and administrative personnel as the Company expanded its organizational structure and began limited operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, materials related to manufacturing and increased depreciation expense as more equipment and facilities commenced operations. Product development costs of $1,646,509 and $4,605,389 were incurred during the three and nine month periods ended September 30, 1999. These costs are attributable to manufacturing costs incurred without corresponding product sales.

Interest income during the three and nine month periods ended September 30, 1999 was $58,589 and $158,203, as compared to $19,925 and $259,268 for the comparable periods of 1998, an increase of $38,664 and decrease of $101,065 respectively. The increase in interest income for the three month period ended September 30, 1999 over the comparable period of 1998 was attributable to the increased funds available for investment due to the private placements of common stock and redeemable convertible preferred stock. The decrease in interest income for the nine month period ended September 30, 1999 over the comparable period of 1998 was attributable to a reduction in the invested funds available from the Company's initial public offering completed in August 1997, which were used to fund the Company's facilities construction, equipment purchases and operations. For the periods presented, the Company has capitalized nearly all of its interest costs as construction of the Company's facilities were in progress. As facilities and construction in progress are completed, interest costs will no longer qualify for capitalization and will be expensed as incurred. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999 the Company had cash and cash equivalents of $3,582,038 compared to $6,371,704 at December 31, 1998. For the nine months ended September 30, 1999, net cash used in operating activities of $8,294,287 and net cash used in investing activities, primarily for capital expenditures, of $4,547,403 were provided by financing activities of $10,052,024. Capital expenditures are expected to decrease significantly during the balance of 1999 as we complete the facilities, LINAC and equipment purchases necessary for the production of our initial product lines.

The Company has financed its operations since inception primarily by loans from stockholders and directors, bank loans, sales of accelerator components and excess equipment, its initial public offering and sales of shares of common and preferred stock in private placements to investors.

On May 18, 1999, the Company completed a private placement of 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock together with 205,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 and continuing quarterly thereafter through May 20, 2002. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date. Under the terms of the private placement, in October 1999, the Company issued an additional 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock and warrants to acquire 205,000 shares of common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including contract manufacturing and marketing relationships; costs relating to commencing production of radioisotopes, radiochemicals, finished radiopharmaceuticals and medical therapy devices; continued delays in the federal and state regulatory approval process for permitting production from the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and technological and market developments.

The Company is continuing to negotiate potential debt and equity financing. Although there can be no assurance, management anticipates that the cash flow from future operations of the Company as well as the adequacy of the appraised value of Company assets will allow the Company to obtain additional debt financing on acceptable terms. Management is also negotiating with various investment bankers regarding equity and debt financing for funding the joint venture development of complementary businesses, technologies and products. The Company cannot guarantee that it will be able to obtain any such financing on acceptable terms.

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

The Company has identified all critical components potentially subject to the Year 2000 phenomenon and has contacted all vendors regarding Year 2000 compliance. Similarly, the Company has contacted all key vendors regarding the status of their respective Year 2000 compliance procedures. In both cases, some certifications regarding Year 2000 compliance have already been obtained and we are continuing to follow-up on those outstanding.

The Company has developed contingency plans in the event key vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the readiness of its key vendors and modify plans to address any identified risks.

As of September 30, 1999 the Company has incurred costs of approximately $45,000 for the Year 2000 issue and has estimated the total cost of the Year 2000 remediation including modification, upgrade, or replacement of systems and equipment to be approximately $50,000. The Company expects to resolve all Year 2000 issues that could materially and adversely affect its business operations well in advance of the end of the year. At this stage, we have not identified any problem requiring replacements of systems and equipment.

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


PART II.   OTHER INFORMATION

Item 2. Changes in Securities

On May 18, 1999, the Company completed a private placement of 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock together with 205,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 and continuing quarterly thereafter through May 20, 2002. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date. Under the terms of the private placement, in October 1999, the Company issued an additional 5,000 shares of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock and warrants to acquire 205,000 shares of common stock at $11.86 per share, for aggregate proceeds of $5 million, before issuance costs of $300,000.

On June 25, 1999, the Company amended its license agreement, dated May 26, 1998, with Roger R. Good, M.D., P.S. (doing business as Inland Cancer Care), a Washington professional services corporation and EndoTech, Inc., a Delaware corporation (collectively, the "Good Group"). As part of the amended agreement the Company agreed to prepay the Good Group $1,000,000 for estimated running royalties in common stock. In July of 1999, the Company issued the Good Group 98,039 shares of common stock at the then market value of $10.20 per share to satisfy its obligation under this agreement.

Common Stock shares outstanding at November 10, 1999 totaled 8,534,074.

Item 5. Other Information

On May 3, 1999, the Company's marketing partner for the distribution of seeds for the treatment of prostate cancer, Imagyn Medical Technologies, was forced into involuntary bankruptcy by minority bondholders. On May 18, 1999, Imagyn filed a request to convert the involuntary bankruptcy into a voluntary Chapter
11. On June 25, 1999, Imagyn filed a Plan of Reorganization in the U.S. Bankruptcy Court for the District of Delaware. On October 18, 1999 Imagyn successfully emerged from Chapter 11 reorganization. Imagyn's management has indicated that appropriate measures are underway to continue with normal marketing operations. If Imagyn ever becomes unable to meet its contractual obligations, the Company believes it could contract with other distributors to market the seeds.

On September 20, 1999, the Company engaged Stonegate Securities, Inc. ("Stonegate") to serve as its non-exclusive financial advisor and to furnish Investment Banking services to the Company. The Company paid an initial fee of $5,000 on October 1, 1999, and a second fee of $25,000 on October 26, 1999. Beginning November 15, 1999, a fee of $5,000 per month shall begin, which amount shall be payable at the Company's sole discretion, subject to Stonegate's satisfactory performance. In addition, the Company delivered to Stonegate warrants to purchase 50,000 shares of common stock at $11.86 per share, vesting as follows. Warrants to purchase 15,000 shares shall vest immediately upon ratification of the agreement by the Company's board of directors. Warrants to purchase 10,000 shares shall vest on January 15, 2000. Warrants to purchase 25,000 shares shall vest at the Company's sole discretion, subject to Stonegate's satisfactory performance. The term of the engagement shall be for a twenty-four month period from the date of the agreement.

On November 9, 1999 the Company announced the appointment of David M. Camp Ph.D. as Chief Executive Officer of the Company effective November 8, 1999.


Item 6. Exhibits and Reports on Form 8-K

Exhibits:

27.1    Financial Data Schedule

Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   International Isotopes Inc.
                                   (Registrant)


                                   By: /s/ Joan Gillett
                                      --------------------------------
                                      Joan Gillett, CPA
                                      Chief Financial Officer

                                   By: /s/ Ira Lon Morgan, Ph.D.
                                      --------------------------------
                                      Ira Lon Morgan, Ph.D.
                                      Chairman of the Board

Date: November 12, 1999

                               INDEX TO EXHIBITS

          Exhibit
            No.                  Description
          -------                -----------
             27                 Financial Data Schedule