Form 10-K
period 1999-12-31
INTERNATIONAL ISOTOPES INC
filed 2000-03-30
CIK 1038277

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ______________

                             Commission file number
                                     0-22923

                           INTERNATIONAL ISOTOPES INC
             (Exact name of registrant as specified in its charter)

                  Texas                                  74-2763837
          (State of incorporation)          (IRS Employer Identification Number)

            1500 Spencer Rd.
              Denton, Texas                                76205
(Address of principal executive offices)                 (zip code)

                                  940-323-2610
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 2000 the number of shares of common stock, $.01 par value, outstanding was 9,623,726 shares.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 11, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

INTERNATIONAL ISOTOPES INC

FORM 10-K

TABLE OF CONTENTS

                                                                                       Page No.
Part I.

Item 1.   Business .................................................................      3
Item 2.   Properties ...............................................................     16
Item 3.   Legal Proceedings ........................................................     17
Item 4.   Submission of Matters to a Vote of Securities-Holders ....................     17

Part II.

Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters ..........................................     17
Item 6.   Selected Financial Data ..................................................     19
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................................     19
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.................     24
Item 8.   Consolidated Financial Statements.........................................     25
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ......................................     25

Part III.

Item 10.  Directors and Executive Officers of Registrant ...........................     25
Item 11.  Executive Compensation ...................................................     25
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management .........................................................     25
Item 13.  Certain Relationships and Related Transactions ...........................     25

Part IV.

Item 14.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K ..................................................     25

Power of Attorney ..................................................................     27
Signatures .........................................................................     28

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

ITEM 1.  BUSINESS

GENERAL

         International Isotopes Inc, a Texas corporation (the "Company" or "I(3)"), is planning to produce, market and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research and industry. Our strategy is to establish a position in the market as the first U.S. based independent commercial manufacturer of a broad range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals, including medical devices (on a contract or joint venture basis) for the nuclear medicine industry.

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

         Our operations to date have been primarily concentrated in acquiring the proton linear accelerator ("LINAC") and related assets, redesigning and reconfiguring the LINAC for production of radioisotopes, acquiring land and designing and constructing facilities for the production and distribution of radioisotopes, radiopharmaceuticals and brachytherapy products. We have raised equity and debt capital , hired key management and operational personnel, established processes and production methods, marketing arrangements, quality assurance and quality control, and distribution and customer service, and entered into strategic alliances with medical and pharmaceutical companies, universities and other institutions and have begun initial production.

         In May 1996 we acquired from the State of Texas the equipment, proprietary designs and certain intellectual property rights comprising the LINAC, which was part of the U.S. government's 53 mile Superconducting Super Collider ("SSC ") project. The State of Texas had acquired all of the SSC project's land, facilities, equipment and intellectual property from the U.S. government as part of a settlement among the State of Texas, the U.S. government and the DOE following Congress's termination of the SSC project in 1994. The LINAC has been redesigned and reconfigured, and has been installed in the Company's Radioisotope Production Facility to produce an energy level and beam intensity calculated to produce radioisotopes more efficiently than the commercial proton cyclotron accelerators that are currently in use in the United States.

         We are conducting testing and final modifications for operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration. The challenges we have encountered while bringing the LINAC into regular operations were more complicated than originally estimated. Although the commissioning phase of the installation has taken longer than planned, we are currently successfully completing target runs, have produced commercial quantities of Thallium-201 and believe that the LINAC will achieve production levels necessary to produce sales revenues originally forecast for this year.

         We completed our initial public offering in September 1997. In 1998, through Texas State Bank, we refinanced construction and other real estate loans in the amount of $15,000,000, established a $5,000,000 revolving receivable line of credit and obtained $5,000,000 in equipment lease financing. From December 1998 through February 1999 we closed a private placement of securities resulting in additional equity of $9,500,000 in 1998 and $1,938,845 through February of 1999, net of commissions and expenses. In April 1999, the Company initiated a private placement of securities resulting in additional equity of $8,115,852, net of commissions and expenses. In May of 1999, the Company completed an offering of $10,000,000 in non-voting, redeemable, convertible, preferred stock with a 5% coupon, which was funded $5,000,000 in May and $5,000,000 in October 1999. During February 2000, we closed a private placement of securities resulting in additional equity of $5,394,545, net of commissions and expenses.

         Our 35,000 square foot building housing the Radioisotope Production Facility was completed in September 1998. The Radioisotope Production Facility is located on 20 acres of land the Company acquired in a 500-acre high technology biomedical research industrial park located in Denton, Texas, known as the "North Texas Research Center." We have also completed a 27,000 square foot building housing the Administration, Manufacturing and Service Facility for corporate offices and construction of production equipment. In addition we constructed a 25,000 square foot finished radiopharmaceutical production suite in the radiopharmaceutical Manufacturing Facility and have also remodeled the separate 12,000 square foot building located at this site for installation of the Cyclotron used in the production of short-lived isotopes and certain research isotopes.

          Our facilities are strategically located adjacent to a principal highway approximately 24 miles from the Dallas/Fort Worth International Airport and approximately 14 miles from Alliance Industrial Airport. The radioisotopes and radiopharmaceuticals we manufacture will be packaged for immediate transport by same day or overnight carriers, which have distribution hubs at these airports. Most radioisotopes used in nuclear medicine have limited half-lives and the proximity of the Company's facilities to these airports will enable us to deliver our radioisotopes and radiopharmaceuticals to most locations in the United States within 4 hours to 24 hours of production.


INDUSTRY OVERVIEW AND TARGET MARKETS

         The nuclear medicine industry consists of a variety of different market segments. International Isotopes competes in several of these markets.

         We manufacture brachytherapy seeds for use in the treatment and cure of prostate and other cancers. Prostate cancer is the most prevalent form of cancer among US men, with 179,300 new cases diagnosed in 1999. This market was estimated to be $180 million in the US in 1999 and is projected to grow at an annual rate of 20%. The European market has just begun to develop and is expected to grow quickly over the next few years. When fully developed, the European market is expected to roughly equal the US market.

         We have built and validated the Radiopharmaceutical Manufacturing Facility which is fully compliant with all FDA and Texas Bureau of Radiation Control regulations. This facility was designed specifically for the purpose of performing radiopharmaceutical contract manufacturing for a wide variety of customers. There is no other company in the US offering a similar service. A number of small to medium size pharmaceutical companies are developing radiopharmaceutical products. These companies do not have the resources to build dedicated facilities for their products. They also do not have the expertise to scale up the manufacturing process in a manner that meets radiation safety guidelines and that will pass inspection by the FDA. We estimate the total retail market potential of the products currently in phase II or phase III clinical trials that will need to be manufactured by contract manufacturers is approximately $700 million, of which approximately 25% will be paid to the contract manufacturer.

         The Company operates two accelerators located in Denton, Texas. In addition, the Company's wholly owned subsidiary International Isotopes Idaho Inc ("I4") has a long term lease to use a reactor in Idaho for the production of radiochemicals. Radiochemical use ranges from industrial to the treatment of life threatening diseases. The radiochemical market is stable with a few products experiencing considerable growth. For instance, production of Iodine-125 and Palladium-103 are growing rapidly to meet the demand for brachytherapy seed production. Demands for other isotopes are expected to grow substantially in the next few years due to therapeutic products coming on the market. Yttrium-90 and Holmium-166 are examples of future growth products. We estimate the current radiochemical market to be $150 million. The following table provides an overview of our estimates of the radioisotope marketplace:


                                                                                Estimated Annual
         Radioisotope                   Product Use                               Market ($000)
         ------------                   -----------                             ----------------
         Thallium-201         Myocardial perfusion imaging                      $        40,000
         Strontium-89         Bone Pain Palliation                                       10,000
         Holmium-166          Cancer treatment                                            1,000
         Ytrrium-90           Cancer treatment                                            3,000
         FDG/F-18             Cancer diagnosis                                           22,000
         Iodine-123           Thyroid cancer diagnosis                                   15,000
         Gallium-67           Cancer and inflammation diagnosis                           5,000
         Strontium-82         Heart function diagnosis                                    2,000
         Copper-64            Imaging for cancer and metabolic disorders                  2,000
         Iodine-125           Prostate cancer therapy                                    15,000
         Palladium-103        Prostate cancer therapy                                    26,000
         Germanium-68         PET camera calibration source                               1,000
         Cobalt-57            Gamma camera calibration source                             3,000
         Iridium-192          Industrial radiography, brachytherapy sources               3,000
         Cobalt-60            Tumor irradiation                                           2,000
         Nickel-63            Gas chromatograph detector unit                               200
         Barium-133           Transmission source for gamma camera                          200
         Cobalt-60 recycling  Industrial radiation devices                                  100
                                                                                ---------------
                                                                                $       150,500
                                                                                ===============

PRODUCTS

         RADIOISOTOPES AND RADIOCHEMICALS

         We will produce a full line of radioisotopes using a 42 MeV cyclotron, our LINAC, and the reactor that is under contract to our Idaho subsidiary. We are establishing a network of accelerators and reactors to supplement our production capabilities for those radioisotopes we do not produce and to provide back-up capabilities. We will use our radioisotopes as well as other purchased isotopes to support our contract manufacturing business and to sell radioisotopes to a variety of customers. These customers include the large, established firms who need backup supplies and additional supplies as their market share grows or to replace the production of aging accelerators. We will sell radioisotopes to medium sized users to support clinical trials of new radiopharmaceuticals and to small users to support research and development. We have held discussions with many potential customers and have compiled an extensive database of their requirements. We intend to use the Internet to inform customers of the availability, quantity and delivery of radioisotopes we expect to produce.

         Our Idaho subsidiary produces and sells reactor-produced materials. These products are used in industrial, research and medical applications. In addition to bulk radioisotopes, the Idaho facility provides a wide variety of hot cell services, including inspection, photography, and destructive and non-destructive testing of highly radioactive equipment.

         FINISHED RADIOPHARMACEUTICALS

         In 1999 we completed the validation of our 25,000 square foot Radiopharmaceutical Manufacturing Facility. This facility was built to provide contract manufacturing services to our customers. Some products, such as radiolabeled monoclonal antibodies, can not be sterilized with an autoclave because the high temperature in the autoclave would destroy the antibodies. These products require ultra-clean filling operations. The facility is designed to handle these products and includes processing equipment for cleaning and sterilizing components and filling in aseptic conditions.

         The Radiopharmaceutical Manufacturing Facility will be used to manufacture products on a contract manufacturing or joint venture basis. It is expected that the finished products manufactured in our facility will be marketed by third parties. An example is the agreement signed with Bracco Diagnostics in which Bracco will market and sell a finished radiopharmaceutical for the diagnosis of heart disease. In February 2000 we announced an agreement with NeoRx Corporation to manufacture NeoRx's Skeletal Targeted Radiotherapy Product (STR) for treatment of multiple myeloma for Phase III clinical trials. As part of this agreement, NeoRx will provide $1.3 million to fund the design and construction of the manufacturing facility. We are in active discussions with a number of other companies to act as their contract manufacturer. Agreements may be structured as joint ventures, long-term agreements, alliances with one or more companies or straight contract manufacturing in order to reliably provide quality products and services.

         MEDICAL DEVICES

         We began manufacturing an FDA 510 (k ) approved and patented Iodine-125 implantable radiation brachytherapy seed in 1999. This product is marketed under an exclusive agreement with Imagyn Medical Technologies Inc. The agreement grants Imagyn an exclusive, worldwide license to market the brachytherapy seeds provided minimum sales levels are attained. In June 1999 Imagyn signed a sole-source agreement with Novation, the supply company of VHA Inc. and the University HealthSystem Consortium. Novation serves the purchasing needs of 6,400 health care organizations nationwide. In order to meet the market demand for seeds we began investing in automated production facilities at the beginning of 1999. We anticipate continued investment in automation through 2000 with a goal of supporting 20-30% of the seed market demand, although there can be no assurance we will be able to capture this percentage of the market. We also intend to manufacture a Palladium-103 brachytherapy seed using similar production technology as that used in the Iodine-125 seed production.


CUSTOMER SERVICE AND DISTRIBUTION

         We have established a customer service department and order entry function to support our current and future products. Customer orders are processed with an integrated computer system with links to finance, production planning, manufacturing, purchasing and distribution. A flexible system is being built to accommodate a wide range of marketing arrangements with partner companies. Orders will be received from the product end-users, or through a partner's customer service operation.

         The customer service function will receive orders by toll-free telephone, fax, e-mail or a direct electronic interface with a marketing partner. Order acknowledgments, shipment confirmations and other customer reports will be transmitted electronically and automatically to the marketing partner. We are investigating establishing a full e-commerce capability on our web site, so that orders can be received and processed directly from the Internet.

         A distribution network has been established to ensure reliable delivery of time-sensitive products. Contracts have been negotiated with courier services such as FedEx, UPS and AirNet and dedicated computer systems for each carrier have been installed on the Company's premises. These computer systems have been integrated with the Company's system so that customer and order information is automatically transferred to the carrier computers. A procedure is in place to track shipments to their destinations, and to provide this information to customers.

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


COMPETITION

         RADIOISOTOPES AND RADIOCHEMICALS

         Within the United States, there currently is no independent producer of a full range of radioisotopes for commercial sale. Radioisotopes produced by cyclotron accelerators are manufactured principally by pharmaceutical companies for their own radiopharmaceutical products. Some hospitals, medical institutions and universities also produce certain short-lived radioisotopes utilizing small cyclotron accelerators. The most commonly used radioisotopes in the United States are produced by Dupont Pharmaceutical Co., Mallinckrodt Medical, Inc., Nycomed Amersham and Theragenics, Inc., primarily for their own use. The largest independent North American supplier of radiochemicals is MDS Nordion in Canada. They produce cyclotron and reactor products and are a large producer of molybdenum for use in technetium generators. McMaster University in Canada produces and sells iodine-125. The University of Missouri Research Reactor produces a number of radiochemicals, including Phosphorus-32, Phosphorus-33 and Holmium-166.

         FINISHED RADIOPHARMACEUTICALS

         The large radiopharmaceutical companies produce and sell their own products. They do not provide contract manufacturing services to other companies. There are a number of small companies capable of producing products to support pre-clinical, Phase I and Phase II studies, but these companies generally do not have the facilities or expertise to support Phase III or commercial production. International Isotopes is the only independent US company offering radiopharmaceutical contract manufacturing services to biotech and pharmaceutical companies.

         MEDICAL DEVICES

         In addition to International Isotopes, there are three main competitors in the prostate brachytherapy seed market. Nycomed Amersham (NYE) is the market leader. They manufacture iodine-125 seeds in their Arlington Heights facility. NYE is the only company in the prostate seed business that manufactures and markets their own product. Theragenics (TGX) is second in market share and is the leading manufacturer of palladium-103 seeds. Indigo Medical, a Johnson & Johnson company, markets their seed. The next largest seed producer is North American Scientific (NASI). The majority of NASI's sales are with their Iodine-125 seed, though they added a palladium-103 seed in 1999. Mentor Corp. is NASI's marketing partner. A number of other companies have announced intentions to enter the prostate seed market. However, we expect that the large investment and technological barriers that must be overcome to achieve significant production quantities will deter most of these companies.


SUPPLY OF RAW MATERIALS

         Enriched stable isotopes, which are used as targets (i.e. bombarded with protons or neutrons to produce radioisotopes), constitute the principal raw materials required for the manufacture of accelerator-produced radioisotopes. The principal United States source for enriched stable isotopes has been the DOE Oak Ridge National Laboratory in Oak Ridge, Tennessee, which relies on Congressional funding for continuing production. Suitable enriched isotopes are also available from Russia, Israel, The Netherlands and other foreign sources. The energy and current of the LINAC are sufficient to produce most radioisotopes from non-enriched stable isotopes, which are in abundant supply. The production process will require various proprietary chemical separation techniques that will produce additional cost, although these costs may be offset in part by reduced cost of raw materials. We have been able to purchase enriched stable isotopes from the DOE's inventory and from other companies in sufficient quantities to meet our current needs.

         In July of 1999, we entered into an agreement with the DOE to purchase Iodine-125 from their reactor facility in Albuquerque, NM. The purpose of the agreement is to secure a reliable domestic source of supply for radioactive material in support of our production of brachytherapy seeds. The agreement calls for our investment of $280,000 in facilities and capital equipment at the Sandia facility in return for a guaranteed availability of over 1,000,000 mCi of material over a three year period. The contract contains a sliding scale price for the material based on schedule performance and product availability.


MANUFACTURING

         During 1998 and 1999, we completed construction of the 35,000 square foot Radioisotopes Production Facility. This building houses both the LINAC and radiochemistry operations. Construction efforts on the LINAC continued and we assembled the ion source and the radio-frequency quadropole accelerator in March 1999, and completed the installation of the drift tube accelerators several months later. For the balance of the year we continued testing and commissioning. We ran for 8000 micro-amp hours in January 2000 and during that time discovered several design issues that required alteration. In February and March we made several design improvements that should ensure that we are fully operational in time to meet our delivery requirements for Thallium-201 in the third quarter of this year.

         It is anticipated that the LINAC will eventually operate with eight hour production schedules with processing completed within two hours. During the latter part of 1999, regulatory approval was obtained for the Radioisotope Production Facility, which included a review of the intended manufacturing process and inspection for compliance with cGMP regulations. In addition, authorization was received from the Texas Department of Health, Bureau of Radiation Control ("TDH-BRC") that allows for full operations of the LINAC.

         The 42 MeV Cyclotron accelerator obtained from M.D. Anderson Cancer Center and leased from the University of North Texas was installed in a 12,000 square foot facility for the production of short-lived radioisotopes. The facility houses the accelerator, radiochemistry processing and operations that are anticipated to function 5 days a week, 12 hours a day with production schedules as short as two hours. We have received all licenses required from the TDH-BRC issued for production of the radiochemicals we plan to produce in the Cyclotron during 2000. Among these are Flourine-18, Thallium-201 and Iodine-123.

         Construction of our finished radiopharmaceutical production suite within the Radiopharmaceutical Manufacturing Facility, originally scheduled for completion in the beginning of 1998 was delayed until late 1998. This delay resulted in subsequent delays in the certification, validation and full operation of the facility.

Limited operation of the facility commenced in December 1998. Validation of the facility, equipment and processes for the production of our I-125 brachytherapy seeds for the treatment of prostate cancer was completed early in 1999. The facility operates with three shifts six days a week as needed to meet radioisotope and radiochemical production schedules to coincide with radiopharmaceutical production. Further validation of the equipment and processes required for the production of the finished radiopharmaceutical Thallium-201 was completed in late 1999.

         Quality assurance and quality control are performed according to cGMP regulations. The Company maintains a quality control ("QC") unit that is responsible for the quality of all components, containers, in-process materials, labeling and final radiochemical or radiopharmaceutical products. We also maintain a quality assurance unit responsible for reviewing and controlling basic and training records and for the Company's compliance with cGMP regulations. In-process materials are tested for identity, strength, quality and purity as appropriate and approved or rejected by the QC unit before, during and after the production process.


PATENTS AND PROPRIETARY RIGHTS

         There were several patents originally covering various components of the LINAC. These patents were developed at various U.S. government national laboratories or by government contractors and, accordingly, were either owned or licensed by the U.S. government. The U.S. government has permitted certain of these patents to lapse; however, at least one of such patents licensed to the U.S. government remains in effect. In conjunction with acquiring the LINAC from the State of Texas, the Company acquired the intellectual property rights in the LINAC assets as granted to Texas under a settlement agreement among the DOE, the U.S. government and the Texas National Research Laboratory Commission ("TNRLC"). The U.S. government retains the right to use intellectual property owned by it for non-commercial government purposes.

         The Company, through its employees and consultants, has developed and owns the proprietary rights to significant modifications and improvements to the LINAC for the production of radioisotopes on a commercial scale. We intend to file patent applications for some of these modifications and improvements and to protect others as trade secrets. There can be no assurance, however, that patents on such modifications and improvements will be issued, or if issued that such patents, or modifications and improvements protected as trade secrets will be successfully defended.

         Since the founding of the Company, we have been both developing and acquiring intellectual property in three major areas of technology. Since the acquisition of the LINAC which was part of the US Government's SSC project, the Company has been redesigning, reconfiguring, and making improvements to the LINAC in order for it to operate in a multi-energy multi-targeting configuration at energy levels up to seventy million electron volts ("70 MeV") and to be able to manufacture a large variety of radioisotopes. We have also entered into a number of different joint development programs with third parties in connection with both the design and enhancement of the LINAC that include exclusive rights to technology, know how, designs and patents.

         In addition, the Company has acquired and developed technology in connection with its program to manufacture radiopharmaceutical products. For example, it has acquired an exclusive license from Dr. Roger Good and EndoTech, Inc. to certain patents and related technical know-how relating to radioactive seeds for use as temporary or permanent implants in the brachytherapy treatment of cancer. Development efforts have made further improvements to the brachytherapy seed technology potentially patentable.

These programs have resulted in the development of inventions, improvements, discoveries and know-how which the Company protects through relying on a combination of patent, copyright, trademark and trade secret laws and through the use of confidentiality agreements with employees, independent contractors and the third-party developers. We have already filed a number of patent applications in connection with the improvements to the LINAC and are in the process of preparing additional patent applications on other LINAC improvements that will be filed in the future. We are also preparing a patent application on an invention relating to a potential brachytherapy product. The Company has also filed trademark applications for protecting its trademarks, "INTERNATIONAL ISOTOPES" and "I(3)" in numerous countries around the world. We will continue to protect our intellectual assets through an aggressive intellectual property policy.


GOVERNMENT REGULATION

         The Company has obtained various permits from the Texas Department of Health Bureau of Radiation Control (TDH/BRC) to use sources of radiation. These include (1) radioactive material licenses (a) to manufacture and distribute radiochemicals and radiopharmaceuticals and to perform acceptance testing on the Cyclotron and associated components; and (b) to develop imaging systems; (2) Registrations to (a) perform acceptance testing on the LINAC and associated components and facilities; and (b) operate various lasers; and (3) a Radioactive Sealed Source and Device (SSD) Registry sheet for the Iodine-125 brachytherapy source. The SSD Registry sheet is required for regulatory agencies to authorize medical facilities to receive and use the Iodine-125 brachytherapy source. In addition, the Company has received a 510(k) from the United States Food and Drug Agency (FDA) to allow medical use of the Iodine-125 brachytherapy source and has received permits from the TDH Bureau of Food, Drug and Medical Devices to manufacture and distribute medical products in Texas.

         REGULATION OF RADIOISOTOPE PRODUCTION AND RADIOACTIVE WASTE. The manufacture of radioisotopes and radiopharmaceuticals is subject to extensive federal and state regulation. Prior to commencing operations, we obtained approval of our Radioisotope Production Facility and the Radiopharmaceutical Manufacturing Facility from the TDH-BRC and, prior to transporting radiopharmaceuticals across state lines, from the FDA. In addition, the DOT regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. The Radioisotope Production Facility and the Radiopharmaceutical Facility will be subject to continual inspection for compliance with cGMP regulations, which require that the Company manufacture radioisotopes and maintain manufacturing, testing and quality control records in a prescribed manner. Since the Radioisotope Production Facility and the Radiopharmaceutical Manufacturing Facility will not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, will not be designated as a "fixed nuclear facility," we are not subject to regulation by the United States Nuclear Regulatory Commission (the "NRC") or the DOE except in the International Isotopes Idaho operations. Texas Department of Health and FDA regulations provide that a radioisotope production facility may not be used for any purpose other than the production and distribution of radioisotopes, radiopharmaceuticals and medical devices.

         We are required to file a Drug Master File ("DMF") with the FDA for each radioisotope proposed to be produced and used in radiopharmaceutical products. Radioisotopes delivered to pharmaceutical companies for coupling with drug carriers to create their own proprietary radiopharmaceuticals generally will be covered by NDAs filed by the respective pharmaceutical company, which will make reference to our applicable DMF. The DMF is a compilation of information relating to the proposed product, required by the FDA, to determine the identity, purity, strength and manufacturing documentation used for the product and also contains analytical methods documentation and compliance with established specifications. The DMF does not contain any clinical information, but becomes a part of the customer's NDA. In some cases, it may be necessary for the customer to generate clinical data for the radiopharmaceutical incorporating the radioisotope. The Company is negotiating with various pharmaceutical companies to manufacture radioisotopes under their existing NDA's, the success of which cannot be assured.

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

         The production of radioisotopes at the Radioisotope Production Facility includes the chemical separation of radioisotopes. This may lead to the production of a mixture of low-level radioactive materials, water, organic solvents and inorganic salts. As is common practice, the Company will hold such materials on-site for a period of time until the radioisotopes decay to stable isotopes, at which time the materials can be moved off-site for disposal by commercial waste handlers. Liquids resulting from the processing of radioactive products or from the washing down of hot cells or other decontamination procedures will be stored in the Radioisotope Production Facility. The purpose of such storage is to provide for on-site decay to levels of activity where it is permissible to dispose of the liquids through discharge into the sewerage system. It is calculated that its storage capacity will be sufficient to permit the holding of radioactive material until the products decay to negligible levels.


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

         Any radiopharmaceuticals developed under arrangements between the Company and medical institutions and universities will require, prior to sale, approval of the FDA, which has established mandatory procedures and standards for the clinical testing, manufacture and marketing of therapeutic and diagnostic products. This process is protracted and costly, and involves preclinical animal studies, the filing of an investigational new drug application, human clinical trials and the approval of a new drug application which will be the responsibility of our pharmaceutical company partner. We will also will be subject to regulation by the EPA, the TNRCC and OSHA with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. We intend to comply with all such laws and regulations and have constructed our facilities and maintain operations to prevent effluents in order not to pose any unusual hazards to nearby residents, employees or visitors.


PRODUCT LIABILITY AND INSURANCE

         The use of our radioisotopes in radiopharmaceuticals and in clinical trials may expose us to potential product liability which is inherent in the testing, manufacture, marketing and sale of human diagnostic and therapeutic products. In addition, the failure to effect timely delivery of radioisotopes may cause a delay in a scheduled test or procedure or result in the functional loss of radioactivity of the radioisotope, thereby exposing us to potential liability. We currently have product liability insurance and intend to increase coverage of product liability insurance as production levels increase. However there can be no assurance we will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage. Claims or losses in excess of any liability insurance coverage we ultimately obtain could have a material adverse effect on our business. As of December 31, 1999, the level of our product liability insurance was not in compliance with a debt covenant. In March 2000, the bank granted the Company a waiver for 1999, but has required that the level of insurance be increased in 2000.

EMPLOYEES

         As of February 29, 2000, we had 140 full-time employees, consisting of thirteen executive officers, 119 additional production, scientific and professional personnel and 8 administrative personnel. In addition, we had 25 temporary production workers. Staffing plans for 2000 include hiring approximately fifteen to twenty more people, while reducing our temporary workers, which will include employees for radioisotope and radiopharmaceutical production, health and safety, development of international projects, product distribution and customer service, and radiopharmaceutical marketing. We believe our relationship with our employees is good. None of our employees are represented by a union and there have been no work stoppages to date.


RISK FACTORS

        LIMITED OPERATING HISTORY. During 1996 we acquired major equipment for radioisotope production and in 1997 completed our initial public equity funding, established a management team and hired key personnel. In 1998 we acquired and constructed facilities, acquired equipment for production, established procedures for current good manufacturing practices (cGMP) and obtained regulatory approvals for initial manufacturing and distribution. The Company did not generated significant sales during this development period and we do not expect to generate significant sales until later in 2000 at the earliest. Sales are dependent on the activities and success of our marketing partners. We have encountered delays due to issues in ramping up production methods, weather, vendors and facilities certification and may continue to experience additional delays and unexpected costs related to continuing facilities construction, development, marketing, distribution, regulatory matters and other unforeseen difficulties. We cannot assure you when or if we will achieve profitability.

        FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. In December 1998 and January 1999 we raised approximately $11.4 million through a private placement of our equity, net of issuance costs. In April 1999 we initiated a private placement of securities resulting in additional equity of $8,115,852. In May 1999, we completed an offering of $10,000,000 in non-voting, redeemable, convertible preferred stock with a 5% coupon, which was funded $5,000,000 in May and $5,000,000 in October 1999. We raised an additional $5,800,000 in February 2000 through a private placement of our common stock. However, we still anticipate that we will need substantial additional funds to enter into manufacturing contracts, expand finished pharmaceutical manufacturing, increase radioisotope production, continue research and development relating to the application of our technology, and complete the FDA approval process for our manufacturing and processing facilities. We plan to use a substantial portion of current funds:

         o for general administration and overhead, including salaries and consulting fees,

         o        to repay debt in accordance with its terms,

         o        to continue production and commercialize our products,

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

         ACCUMULATED DEFICIT; ANTICIPATED LOSSES. From inception (in November
1995) through December 31, 1999 we had generated $6,609,556 in revenues and had accumulated a deficit (including preferred stock dividends and returns) in the amount of $27,178,528, which includes non-cash compensation charges of approximately $2,570,312. The products scheduled for manufacturing and distribution may require significant development and testing activities that, together with projected general and administrative expenses, may cause operating losses for the near future. We cannot assure you that our manufacturing, marketing, distribution and development activities will be successful, or that any proposed medical diagnostic and therapeutic products will generate net operating income.

         DEBT FINANCING; SECURITY INTEREST IN ASSETS. We have $5 million line of credit that is available to us to the extent we are able to generate future accounts receivable from the sale of our products. We also have a $15 million bank loan that is secured by substantially all of our assets and subjects us to numerous restrictive covenants, financial and otherwise. We were not in compliance with several of the restrictive covenants of the above bank loan. We obtained a waiver of the technical violations, which included the deferral for one year, from 1999 to 2000, of a minimum revenue covenant. Based on our current projections, we believe we will be able to comply with the minimum revenue covenant in 2000. If we default on the loan, the bank would be entitled to exercise certain remedies including taking possession of and selling our land, facilities, equipment, and intellectual property.

         UNCOMPLETED LINAC. Our LINAC design is based on advanced designs of the linear accelerators at the Brookhaven National Laboratory and the Los Alamos National Laboratory, but the LINAC's configuration differs from such linear accelerators in that it:

                  o is configured to operate at a significantly lower energy level (30-70MeV as compared to 200MeV and 800MeV, respectively),

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

         We have experienced extensive delays in preparing the LINAC for commercial production of radioisotopes. We cannot assure you that the LINAC will be successful and that it will operate as designed. Delays in the operation of the LINAC or its inability to operate as designed would adversely affect our business plan and require us to purchase radioisotopes from other sources.

         EQUIPMENT OPERATIONS- Although we have completed or are completing the LINAC, the Cyclotron and both the Radiopharmaceutical Manufacturing and the Radioisotopes Production Facilities, we will continue to be dependent upon the facilities and equipment to function properly in order to provide consistent, timely shipments of products that meet our customers' specifications. If we experience equipment failures or breakdowns we may be unable to satisfy our customers which could result in the cancellation of contracts and the loss of revenues.

         FACILITIES RISK. We have expended approximately $42 million procuring production equipment, designing and constructing our Radioisotope Production Facility, Radiopharmaceutical Manufacturing Facility and Cyclotron facility and acquiring our International Isotopes Idaho operations. Federal and state governmental authorities have granted a majority of the necessary approvals for operations, however, we cannot assure you that each or any of these facilities will obtain all applicable and necessary governmental approvals, permits, licenses and validation. If such approvals, permits, licenses and/or validation are not obtained, we cannot assure you that our facilities will be able to operate as intended or will produce products that are marketable. In the event that any or all of these facilities do not become operational for any reason, we will have expended substantial sums without any significant return on our shareholders' investment and our financial condition and operations will be materially adversely affected.

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

         TECHNOLOGY PROBABILITY AND EARLY STAGE OF RADIOISOTOPE AND RADIOPHARMACEUTICAL PRODUCTION. We manufacture proprietary products used for the production of standard radioisotopes for the radiopharmaceutical industry and are seeking manufacturing contracts for marketing of these isotopes through major pharmaceutical companies, hospitals, health care organizations and radiopharmacies as well as industrial companies. In addition to the manufacturing of proprietary products, we will investigate a variety of new radioisotopes and radiopharmaceuticals that have application to applied diagnostic and therapeutic methods. The primary radioisotopes we plan to produce have been in general use in nuclear medicine and have been approved by the FDA for distribution by various pharmaceutical companies. However, some of our proposed future products are being developed for us by others and are in the early developmental stage, require significant further development, testing and regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. We cannot predict whether these research and development activities will result in any commercially viable products or applications. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to commence commercial production of any new radiopharmaceuticals that are classified as diagnostic or therapeutic agents or which may require pre-market approvals for clinical use unless we can manufacture them under our customers' approved licenses.

         GOVERNMENT REGULATION. The Texas Department of Public Health, the FDA (if not previously approved) and comparable agencies in other countries must approve our proposed products prior to manufacture, sale and distribution. The regulatory process for radioisotope, pharmaceutical grade radiochemicals, finished radiopharmaceutical products and medical devices which are classified as diagnostic and/or therapeutic agents or that may require pre-market testing and approval for clinical uses is lengthy and expensive. Assurance cannot be given to you that, after the expenditure of time and funds, we will obtain regulatory clearance for any of our proposed future products. With respect to those products that have received, or may in the future receive, regulatory clearance, regulators will continue to review such products and procedures on a periodic basis. If the regulators, after inspection, determine previously unknown problems exist or decide that we have failed to comply with the applicable current good manufacturing practices (cGMP) regulatory requirements, then they will require corrective action, or may impose restrictions on the products or order us to withdraw our products from the market until compliance is demonstrated. In addition, each of our customers will be required to have appropriate licenses to possess and use radioactive materials, radiochemicals, radiopharmaceuticals and medical devices. Prior to sale, distribution and transporting radiopharmaceuticals across state lines, approval from the FDA must be obtained as to which there can be no assurance. In addition, the DOT regulates the quantity and method of shipment of radioactive materials, and sets specifications with respect to the class of shipping containers used. Our Radioisotope Production Facility is subject to continual inspection for compliance with the State of Texas regulations and current good manufacturing practices, which require that the Company manufacture radioisotopes and maintain manufacturing, testing and quality control records in a prescribed manner. The Company is also subject to regulation by the United States Environmental Protection Agency ("EPA"), the Texas Natural Resources Conservation Commission, and the United States Occupational Safety and Health Administration ("OSHA") with respect to the radioactive content of water and air discharges and the handling and disposal of radioactive waste. Our failure to obtain any required approvals or delays thereof or our failure to comply with any such regulations would have a material adverse effect on the Company.

         Certain radioisotopes manufactured by our subsidiary, International Isotopes Idaho Inc, are subject to the U.S. Nuclear Regulatory Commission regulations. To the extent these regulations are or become burdensome, our business development will be adversely affected.

         LIMITED NATURE OF PATENT PROTECTION. The possibility exists that competitors are developing or will develop and distribute products similar to ours or those of our customers. Partial security from competition is obtained by relying on the protection afforded us under the United States and foreign patent laws. Others may design similar products that, although not infringing upon the patents used by us, could function adequately and be distributed into the same market. It is possible that others may have pending patent applications that are presently secret but that, if issued as patents, could impede our ability to produce and market one or more planned products. It is also possible that other parties have non-patented but prior existing products or designs that have never been made public and therefore are not known to us or the industry in general. A competitor could introduce such a product into the market without infringing upon our patents. If any such competing non-infringing products are produced and distributed, our customers' profit potential could be limited, resulting in a decrease in our contract manufacturing gross margin.

         LACK OF PROPRIETARY RIGHTS; DEPENDENCE UPON LICENSES FROM AFFILIATES. Our officers, directors and founders have granted the Company certain rights to patents, intellectual property, and technology and know how. The right to acquire exclusive licenses under certain patents and patent applications, intellectual property, technology, know-how, trade secrets and copyrights may be obtained from other affiliates on a case by case basis. We may not be able to negotiate certain terms and conditions of these licenses in a way that is acceptable to us. In such event, we may have expended substantial amounts in investigating radioisotopes, radiopharmaceuticals, proprietary products or processes without the ability to commercialize the related products.

         We cannot assure you that we will ever develop any further proprietary technology that can be patented, or that any issued patents will provide us with any competitive advantages or will not be challenged by any third parties. Furthermore, it is possible that others will independently develop similar technologies or duplicate a technology developed by us or, if patents are issued, design around the patented aspects of a technology developed by us. It is also possible that technology we have developed could infringe patents or other rights owned by others who are unwilling to license their technology to us on economically acceptable terms.

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

         DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS. Our current operations are dependent on Dr. David M. Camp, President and Chief Executive Officer; Mr. Tommy Thompson, Executive Vice President; Ms. Joan Gillett, Chief Financial Officer; Mr. Virgil Simmons, Senior Vice President International Marketing; Dr. Homer Hupf, Vice President for Research and Radiochemistry; and Mr. Will Lepeska, Vice President for Marketing; We are highly dependent upon these personnel and the loss of any of these individuals would have a material adverse effect on us. We are also dependent on certain founders and key shareholders for transfer of intellectual property. We have obtained key person life insurance on the lives of certain of the principals, however, the monetary amount received may not be enough to compensate us for the loss of their services.

         The Company will continue to seek to hire other operations, production, processing and engineering personnel. Competition for qualified employees among radioisotope, radiopharmaceutical and biotechnology companies, especially during this tight labor market, is intense, and if we lose any of these persons, or are unable to attract, retain and motivate highly skilled employees required for the expansion of our activities, it would adversely affect our business plans. There is no assurance we will be able to retain our existing personnel or attract additional qualified employees.

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

         COMPETITION. Our business plan includes the contract manufacturing of proprietary finished radiopharmaceutical products for others, standard radioisotope and pharmaceutical grade radiochemical production, new radioisotope and radiochemical development and product commercialization. Many companies, research institutes and universities are working in a number of radioisotope, radiopharmaceutical or biotechnology disciplines similar to our fields of interest. In addition, many companies are engaged in the development of, or offer, products that may be competitive with the proposed diagnostic and therapeutic radioisotopes and proprietary products we intend to manufacture for others. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than the Company. These companies may be in various phases of clinical testing of radioisotope and radiopharmaceutical products intended for various diagnostic and therapeutic processes related to brain, cardiac function and cancer diagnosis and treatment. Accordingly, other companies may succeed in developing products earlier, or that are safer or more effective than those we propose to develop, and in obtaining FDA clearances for such products before our customers obtain approval.

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

         In November 1997, the Company purchased an 80,000 square foot office/manufacturing facility and a 12,000 square foot warehouse referred to as our "Radiopharmaceutical Manufacturing Facility". Total cost for this facility, located on 12 acres at 3100 Jim Christal Road, Denton, Texas, including improvements for offices, furnishings, HVAC, and a suite of production clean rooms and equipment was approximately $9,300,000. The 12,000 square foot warehouse houses the 42 MeV Cyclotron, donated by MD Anderson Cancer Center to the University of North Texas, which has been remodeled and is being operated by the Company under a ten year lease with UNT to produce short-lived and research radioisotopes.

         In early 1998, the Company completed construction of a 27,000 square foot facility, for administration, manufacturing and services located on 1.6 acres in Denton, Texas at a cost of $ 1,260,000. The Company is using the building for equipment manufacturing and in January 2000 moved the executive/administrative offices there. Also in 1998, the Company completed construction of the building housing its 35,000 square foot Radioisotope Production Facility devoted to the LINAC at an approximate cost of $7,524,000. This building is located on 20 acres of land in an Industrial Research Park in Denton, Texas acquired by the Company in 1996.

         In March 1998, the Company purchased 115 acres of land in Waxahachie, Texas from the State of Texas at a cost of $424,000. This site includes a building with 25,059 square feet that can be used as a secondary accelerator production and testing site.


ITEM 3. LEGAL PROCEEDINGS

         On January 4, 2000, a petition was filed in the 393rd Judicial District Court, Denton County, Texas, Cause No. 2000-60001-393, Carl Seidel vs. International Isotopes, Inc. Carl Seidel ("Seidel"), the former CEO and President of the Company, alleges a breach of contract with regard to the payment of severance in connection with his departure from the Company and with regard to reimbursement for tax liability incurred by Seidel in connection with the exercise of Seidel's incentive stock options. Seidel seeks $270,375.00 in severance and $373,523.00 as reimbursement for tax liability. The parties are attempting to resolve the dispute before discovery begins. If settlement efforts are unsuccessful, the Company intends to vigorously defend the case.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


PART II

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

           Fiscal Year      Quarter     High        Low
             1998            1st      $ 35.50     $ 8.875
             1998            2nd      $32.375     $16.688
             1998            3rd      $ 23.25     $  9.75
             1998            4th      $18.875     $ 10.50

             1999            1st      $16.625     $ 8.625
             1999            2nd      $16.875     $ 7.625
             1999            3rd      $ 10.00     $4.3125
             1999            4th      $  8.50     $4.5625

         On March 15, 2000, there were 256 holders of record of the Common Stock (although the Company believes that the number of beneficial owners of its Common Stock is approximately 3,500). The closing price on March 15, 2000 of a share of common stock was $7.625. The Company has never paid any cash dividends on its common stock, and the Board of Directors does not anticipate paying cash dividends on common stock in the near future. The Company intends to retain any future earnings to provide funds for the operation and expansion of its business.

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

         In April 1999, the Company sold units representing 924,410 shares of common stock and warrants to purchase an additional 924,410 shares to accredited investors including certain officers and directors of the Company, for an aggregate consideration of $8,412,131. The sale of the Units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective in July 1999.

         In May 1999, we completed an offering of $10,000,000 in non-voting, redeemable, convertible preferred stock with a 5% coupon, which was funded in May and October 1999. This transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In February 2000, we closed a private placement of common stock representing 1,054,652 shares of common stock and warrants to purchase an additional 527,326 shares for an aggregate consideration of $5,800,586. The sale of the common stock and warrants was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                                     Period of
                                                                           Year ended December 31,               November 1, 1995
                                                             ------------------------------------------------   (inception) through
                                                                 1999              1998              1997        December 31, 1996
                                                             ------------      ------------      ------------   -------------------
Revenues                                                     $  3,689,524      $  2,009,165      $    135,765       $    775,102
                                                             ------------      ------------      ------------       ------------

Cost of Revenue                                                 2,850,950         1,130,574            79,287            263,440
Operating costs and expenses                                   14,610,731         6,537,948         4,515,834            883,637
                                                             ------------      ------------      ------------       ------------
    Operating loss                                           $(13,772,157)     $ (5,659,357)     $ (4,459,356)      $   (371,975)
                                                             ------------      ------------      ------------       ------------
    Net loss                                                 $(14,097,606)     $ (5,519,405)     $ (4,370,960)      $   (834,446)
                                                             ------------      ------------      ------------       ------------


Preferred stock dividends, deemed dividend and
    accretion of discount                                      (2,356,111)               --                --                 --

Net loss applicable to common stockholders                   $(16,453,717)     $ (5,519,405)     $ (4,370,960)      $   (834,446)
                                                             ============      ============      ============       ============
Net loss per common share - basic and diluted                       (2.03)            (0.84)            (0.92)             (0.43)
                                                             ============      ============      ============       ============

Weighted average common shares outstanding
    basic and diluted                                           8,110,521         6,534,987         4,750,561          1,918,538
                                                             ============      ============      ============       ============


Cash and cash equivalents and investments                    $  2,990,300      $  6,371,704      $ 13,284,194       $    331,397
Property and equipment (net)                                   40,734,736        32,350,399         6,280,760          1,060,816
Total assets                                                   51,549,026        45,302,703        21,122,038          3,007,179
Long-term debt, excluding current portion                      17,006,704        15,258,597         3,053,818                 --
Redeemable convertible preferred stock, net of discounts        8,392,475                --                --                 --
Total stockholders' equity                                     21,095,722        23,892,622        15,925,640            309,908


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

         Since its incorporation in November 1995, the Company's operations have been concentrated in acquiring its proton linear accelerator ("LINAC") and related assets, redesigning and reconfiguring the LINAC for production of radioisotopes, developing production methods, acquiring land, designing and constructing facilities for the production and distribution of radioisotopes, radiopharmaceuticals and brachytherapy products, raising capital, selling certain accelerator components and excess equipment and entering into strategic alliances with medical and pharmaceutical companies, universities and other institutions.

         During 1999, we concentrated our efforts on making a successful transition from a development stage enterprise to an operating manufacturing company with a focus on finished radiopharmaceuticals. The steps needed to make this transition proved to be more costly and complex than we had anticipated, causing us to miss many of our milestones. As the year progressed we found it necessary to make strategic changes in our structure and plans. Some of those are described below:


o The Company and its Board of Directors recognized the need to restructure and enhance executive management to ensure that they were providing the skills appropriate for the situation. David M. Camp, Ph.D, who possesses a background in chemical engineering and extensive experience in the management of technology companies and manufacturing operations, assumed the roles of President and Chief Executive.

o William Nicholson, a member of the Board of Directors since March of 1997, assumed the position of Chairman of the Board, a position previously occupied by Ira Morgan, Ph.D. Mr. Nicholson, formerly the Chief Operating Officer of Amway Company, has been an active supporter of International Isotopes Inc, providing guidance, advice and financial assistance when necessary.

o We realigned the responsibilities of senior staff to shift to a more product-oriented focus and assigned specific employees to be responsible for all key aspects of advancing particular products to the marketplace.

o During 1999, the Regulatory/Quality Assurance organization increased its depth of experience by adding additional key personnel and technical staff. Alan Johnson, who has a Masters Degree in microbiology and 29 years of experience in the radiopharmaceutical manufacturing industry, joined us as Director of Regulatory Affairs. The FDA audited our operations and the results were satisfactory. We received several observations which were subsequently cleared within 60 days. Several customers, including Imagyn and NeoRx also audited our facility. These results were also satisfactory and we met or exceeded their requirements. An additional 510(k) for our brachytherapy seed product with the FDA. We also submitted a DMF for the manufacture of Thallium-201 to the FDA. Key validations were successfully completed and significant efforts expended to support our customer's pending SNDA filing.

o We continued efforts to modify the LINAC for commercial application and on May 14, 1999 achieved proton energy levels of 30 million electron volts
     (MeV). However, our progress slowed during the balance of the year as we dealt with many technical issues. We have experienced many problems that were inherent in the original design of the LINAC as created for the SSC Project. As a consequence, the challenges to bring the LINAC into regular operation were more complicated than originally estimated, however, we continue to believe that it has the potential to be the most potent, cost effective and adaptable commercial radioisotope production system in the United States. Although the commissioning phase of the installation has taken longer than planned, we are currently successfully completing target runs, have produced commercial quantities of Thallium-201 and believe that the LINAC will achieve production levels necessary to produce sales revenues originally forecast for this year.

o Although the LINAC is designed to achieve a maximum proton energy level of 70MeV and a beam intensity of 1 milliampere, about five times the beam intensity of most commercial cyclotrons, we plan to operate a minimum of one year at an energy level of 30 MeV. At this level, the LINAC can produce all the radioisotopes we have forecast for sale in the next two years. The modified LINAC is designed to irradiate up to six targets simultaneously, with each target, if required, producing a different radioisotope. We are currently operating on the first two target stations and will be adding additional stations over the balance of the year as required.

o We continued to operate the 42 MeV Cyclotron accelerator for planned production of Iodine-123, Flourine-18 and limited amounts of Thallium-201 radioisotopes. Our efforts last year related to the Cyclotron, which is leased from the University of North Texas, were concentrated on installing the necessary production capability, demonstrating optimum production parameters, achieving regular runs and recruiting and training operators.

 o I(3) began commercial production of I-125 Brachytherapy seeds in small quantities in late 1998. We realized that we would need to develop more robust processes to scale up from small production quantities into large commercial mass production of the Brachytherapy seed product. For the past eighteen months, the Company has had a team of scientists and engineers designing and building state of the art robotic manufacturing facilities using automation techniques similar to those of the semiconductor industry. By building inspection and quality checks into the robotic processes, we believe we are creating the necessary manufacturing methods to insure quality products while increasing manufacturing efficiency and decreasing labor costs. Another issue, especially important during the current tight labor market, is that the automated processes reduce the level of skill required to operate the manufacturing line. The end result of the automated manufacturing facilities will be a lower cost, higher quality product which we believe will translate into a significant competitive advantage. The first units of robotics manufacturing completed process qualifications early in 2000 and installation of the next wave is underway. We are continuing the ramp-up to allow us to manufacture large scale commercial quantities of seeds with additional capacity being added to meet future marketing requirements.

o As we entered the final phases of construction on the LINAC and the Cyclotron, we added personnel to our radiochemistry department and completed the purchasing and installation of the necessary equipment. The process of locating and employing personnel with radiochemical skills and experience was also difficult and time-consuming. We continue to face challenges in the recruiting area. During the latter part of 1999 and early 2000, we have concentrated resources in developing the processes related to the radiochemical separation process, especially in production of radioisotopes like Iodine-123.

         During October 1999 we entered into an agreement with NeoRx Corporation to design the commercial manufacturing process line for their Skeletal Targeted Radiotherapy product (STR) for the treatment of multiple myeloma. This was an important achievement for us; we plan to use this as a model for other commercialization projects for the development of finished radiopharmaceuticals. In February 2000, we announced that NeoRx had awarded us the contract to be responsible for all aspects of the manufacturing of this product. As part of the agreement, NeoRx will provide $1,300,000 to fund process qualification, quality control, packaging and shipping as well as provide the materials for Phase III clinical trials.

         The Company's subsidiary, International Isotopes Idaho Inc., completed the year with several significant events. We were able to establish three year minimum quantity sales agreements for Iridium-192. We believe these sales agreements will generate a 20% per year increase in the volume of Iridium-192 sales. In addition, we were able to expand our positions in the Advanced Test Reactor from 39 to 43 positions to support the growing volume of bulk radioisotope sales. An additional objective we achieved was to support initiating the production of more "value added" products by starting two multi-year contracts for the production of sealed source devices, implementing cGMP for the production of pharmaceutical grade radiochemical Sr-89 and source recovery/Co-60 recycling.

         The Company has obtained various permits from the Texas Department of Health Bureau of Radiation Control (TDH/BRC) to use sources of radiation. These include (1) radioactive material licenses (a) to manufacture and distribute radiochemicals and radiopharmaceuticals and to perform acceptance testing on the Cyclotron and associated components; and (b) to develop imaging systems; (2) Registrations to (a) perform acceptance testing on the LINAC and associated components and facilities; and (b) operate various lasers; and (3) a Radioactive Sealed Source and Device (SSD) Registry sheet for the Iodine-125 brachytherapy source. The SSD Registry sheet is required for regulatory agencies to authorize medical facilities to receive and use the Iodine-125 brachytherapy source. In addition, the Company has received a 510(k) from the FDA to allow medical use of the Iodine-125 brachytherapy source and has received permits from the TDH Bureau of Food, Drug and Medical Devices to manufacture and distribute medical products in Texas.

RESULTS OF OPERATIONS

Year ended December 31, 1999 compared to year ended December 31, 1998

         REVENUES

         Revenues for 1999 were $3,689,524 as compared to $2,009,165 in 1998, an increase of $1,680,359. Product sales were $2,775,696 for 1999 as compared to $1,422,711 for 1998, an increase of $1,352,985. I4, a wholly owned subsidiary, provided $950,229 of this increase while initial sales of brachytherapy seeds provided an additional $402,738 during 1999. Product developmental income, related to our ongoing product development contracts, was $206,038 for 1999 as compared to $522,000 for 1998, a decrease of $315,962. The decrease was related to our emphasis on brachytherapy seed manufacturing as opposed to outside product development. Sales of our accelerator components were $707,790 for 1999 as compared to $64,454 for 1998, an increase of $643,336. Sales of accelerator components acquired from the State of Texas increased due to increased efforts to market the components.

         COST OF REVENUES

         Cost of revenues included $2,274,029 for radioisotope sales for 1999 as compared to $1,035,517 for 1999. The increase of $1,238,512 is attributable to increased sales from I4, and initial sales of brachytherapy seeds during 1999. Cost of development income was $2,631 for 1999 as compared to $62,830 for 1998. This decrease is attributable to our emphasis on brachytherapy seed manufacturing as opposed to outside product development. Cost of accelerator components sold was $574,290 for 1999 as compared to $32,227 for 1998. The increase in the cost of accelerator components sold was due to the increase in accelerator components sold and the write off of costs associated with non-marketable components.

         OPERATING COSTS AND EXPENSES

         Operating expense for 1999 was $14,610,731 as compared to $6,537,948 in 1998, an increase of $8,072,783 or 123%. Product development costs accounted for $6,151,320 of the total increase. General and administrative expenses for 1999 were $4,347,395 as compared to $3,553,669 for 1998, a 22.3% increase, and salaries and wages increased by $1,033,692, both as a result of increased facilities expenses and personnel additions as required for production activities. Research and development expenses, included in operating expenses above, were $406,651 in 1999 as compared to $281,706 in 1998 as a result of developing processes related to medical devices. Product development expense was $6,976,589 in 1999 as compared to $825,269 in 1998. Product development expenses are costs associated with the development and manufacturing of test products prior to commercial production. Sales and marketing expense for 1999 was $791,575 as compared to $697,530 for 1998.

         OTHER INCOME (EXPENSE)

         Other income (expense) during 1999 consisted of interest income and interest expense. Interest expense increased during 1999 due to interest for the fourth quarter of 1999 being expensed rather than capitalized since the construction of the manufacturing facilities and related equipment had been completed. The Company capitalized interest costs of $1,114,616 in 1999 and $607,395 in 1998.


Year ended December 31, 1998 compared to year ended December 31, 1997

         REVENUES

         Revenues for 1998 were $2,009,165 as compared to $135,765 in 1997, an increase of $1,873,400, a thirteen fold increase. Product sales were $1,422,711 for 1998 as compared to $-0- for 1997. The purchase of I(4) during 1998 provided the increase in radioisotope sales as our Denton, Texas facilities were still in the development stage. Product developmental income, related to our ongoing product development contracts, was $522,000 for 1998 as compared to $-0- for 1997. Sales of our accelerator components were $64,454 for 1998 as compared to $135,765 for 1997. Sales of accelerator components acquired from the State of Texas decreased due to the long lead-time required to market this type of equipment.

         COST OF REVENUES

         Cost of revenues included $1,035,517 for radioisotope sales for 1998 as compared to $-0- for 1997. The increase was attributable primarily to the acquisition of I4, which provided us with our first product sales. Cost of development income was $62,830 for 1998 as compared to $-0- for 1997. This increase was attributable to our ongoing product development contracts that were signed in 1998. Cost of accelerator components sold was $32,227 for 1998 as compared to $79,287 for 1997. The decrease in the cost of accelerator components sold was due to the decrease in accelerator components sold.

         OPERATING COSTS AND EXPENSES

         Operating expense for 1998 was $6,537,948 as compared to $2,118,334 in 1997, exclusive of $2,397,500 in employee incentive compensation, an increase of $4,419,614 or 209%. The acquisition of I(4) provided $826,629 of the total increase. General and administrative expenses for 1998 were $3,553,669 as compared to $1,125,752 for 1997, a 216% increase, and salaries and wages increased by $536,752, both as a result of increased activities and personnel additions in preparation of going into production. Research and development expenses included in operating expenses above, were $281,706 in 1998 as compared to $0 in 1997 as a result of developing processes related to medical devices. Product development expense was $825,269 in 1998 as compared to $0 in 1997. Product development expenses are costs associated with the development and manufacturing of test products prior to commercial production. Sales and marketing expense for 1998 was $697,530 as compared to $-0- for 1997. Employee incentive compensation, which was incurred in 1997 due to stock options issued prior to the initial public offering, was not incurred in 1998.

         OTHER INCOME (EXPENSE)

         Other income (expense) during 1998 consisted primarily of interest income, interest expense and donation of assets held for sale. Interest expense decreased during 1998 due primarily to an increase in the amounts capitalized. The Company capitalized interest costs of $607,395 in 1998 and $24,934 in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily by private placements of equity securities, its initial public offering, loans from stockholders and directors and bank loans. During the third quarter of 1997, the Company completed its initial public offering of 2,300,000 shares of common stock at $9.00 per share, resulting in net proceeds of approximately $17,708,839. In October 1998, Texas State Bank in McAllen, Texas provided financing which allowed the Company to pay off all existing loans real estate loans and to consolidate its remaining financing into a $15,000,000 loan. The Texas State Bank loan includes (i) a fifteen year amortization and a five year term loan with a floating interest rate which adjusts every six months on May 1 and November 1 of each year and (ii) a $5,000,000 line of credit collateralized by accounts receivable of less than 75 days. During 1999, Texas Bank funded an additional $5,000, 000 in lease financing for the purchase of equipment.

         The Company was not in compliance with several of the restrictive covenants of the Texas State Bank loan. The Company has obtained a waiver of the technical violations, which included the deferral for one year, from 1999 to 2000, of a minimum revenue covenant. Based on the Company's current projections, it believes that it will be able to comply with the minimum revenue covenant in 2000.

         From December 1998 through February 1999 we closed a private placement of securities resulting in additional equity of $9,507,414 in 1998 and $1,938,845, through February 1999, net of commissions and fees. In April 1999 the Company initiated a private placement of securities resulting in additional equity of $8,115,852, net of fees. In May of 1999 we completed an offering of non-voting, redeemable, convertible, preferred stock with a 5% coupon, which was funded in May and October 1999 with proceeds of $9,400,000, net of fees. In February 2000 we completed a private placement of common stock for proceeds of $5,394,545, net of fees.

         Under the terms of the May 1999 redeemable preferred stock purchase agreement, the Company has a capital call option which commits the investment banker to fund up to an additional $8,000,000 for additional redeemable preferred stock.

         Although we are currently in production and generating revenues from the sale of several products, we will continue to have a negative cash flow at least for the short term, if not longer. Our progress to breakeven operations will be dependent on numerous factors, including increasing our production of radioisotopes, radiochemicals, and medical devices as well as moving steadily forward in the development of commercial processes for finished radiopharmaceutical products for our customers. We will continue to incur significant expenses in maintaining a competent manufacturing staff, satisfactory regulatory and quality organizations, a skilled, certified engineering staff as well as the other project development and material costs necessary for production. We anticipate we are still several years away from achieving the production levels necessary to produce the expected economies of scale.

         The Company's history of operating losses has resulted in continued dependence upon additional external financing. Management's plans regarding its liquidity involve the successful execution of its 2000 business plan, including the successful commercialization of the Company's products. The Company intends to obtain additional capital necessary to fund operations, complete the commissioning of the LINAC, and meet debt service requirements, from public and private sales of equity or debt securities. The Company anticipates, based on the execution of its business plan and its continued capital raising activities, that it will have sufficient funds to finance its operating activities for at least the next twelve months. In the event the Company is unable to secure sufficient funds, the Company's operations and business expansion would be significantly curtailed. There can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

NEW ACCOUNTING STANDARDS

         In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are now effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is allowed. We plan to adopt the provisions of this SFAS on January 1, 2001. We do not expect the adoption of this standard to have a material effect on our results of operations or financial position.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on its long-term debt. The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to US bank prime lending rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's borrowing costs and cash flows of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 31, 1999 would be approximately $144,785

ITEM 8. FINANCIAL STATEMENTS

The following financial statements are included herewith:

Independent Auditors' Report

Consolidated Balance Sheets of the Company as of December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1999, the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation and Other Matters" of the Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1999, the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1999, the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 1999, the close of our fiscal year.


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

23.1        Consent of KPMG LLP, as independent certified public accountants

27.1        Financial Data Schedule

Reports on Form 8-K

The Company filed a Form 8-K on February 19,1999 with respect to the filing of a Form S-3; on May 28, 1999 with respect to amending and restating a registration and warrant agreement, the sale of its common stock in a private placement and the sale of its redeemable, convertible, preferred stock; on July 19, 1999 with respect to an investor update; on October 25, 1999 with respect to the sales of its redeemable, convertible preferred stock; and on February 9, 2000 with respect to the sale of its common stock in a private offering.





                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of International Isotopes Inc, a Texas corporation, and the undersigned directors and officer of International Isotopes Inc, hereby constitutes and appoints David M. Camp and Joan Gillett, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   International Isotopes Inc.


                                   By:
                                       -----------------------------------------
                                       Joan H. Gillett
                                       Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2000              By:         /s/ William W. Nicholson
                                        ----------------------------------------
                                        William W. Nicholson
                                        Chairman of the Board of Directors

March 30, 2000              By:         /s/ David M. Camp
                                        ----------------------------------------
                                        David M. Camp
                                        President & Chief Executive Officer

March 30, 2000              By:         /s/ Ira Lon Morgan, Ph.D.
                                        ----------------------------------------
                                        Ira Lon Morgan, Ph.D.
                                        Director

March 30, 2000              By:         /s/ Tommy L. Thompson
                                        ----------------------------------------
                                        Tommy L. Thompson
                                        Executive Vice President
                                        Chief Operating Officer

March 30, 2000              By:         /s/ Virgil L. Simmons
                                        ----------------------------------------
                                        Virgil L. Simmons
                                        Senior Vice President

March 30, 2000              By:         /s/ Joan Gillett
                                        ----------------------------------------
                                        Joan Gillett
                                        Chief Financial Officer

March 30, 2000              By:         /s/ John M. McCormack
                                        ----------------------------------------
                                        John M. McCormack
                                        Director

March 30, 2000              By:         /s/ Charles A. LeMaistre, M.D.
                                        ----------------------------------------
                                        Charles A. LeMaistre, M.D.
                                        Director

March 30, 2000              By:         /s/ Robert J. Gary
                                        ----------------------------------------
                                        Robert J. Gary
                                        Director

March 30, 2000              By:         /s/ Frederick J. Bonte, M.D.
                                        ----------------------------------------
                                        Frederick J. Bonte, M.D.
                                        Director

March 30, 2000              By:         /s/ Carl W. Seidel
                                        ----------------------------------------
                                        Carl W. Seidel
                                        Director

                          INTERNATIONAL ISOTOPES, INC.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                                                      Page No.
Independent Auditors' Report........................................................    30

FINANCIAL STATEMENTS

Consolidated Balance Sheets of the Company
    as of December 31, 1999 and 1998................................................    31

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997.................................................    32

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1999, 1998 and 1997.................................................    33

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997.................................................    34

Notes to Consolidated Financial Statements .........................................    36

Independent Auditors' Report

The Board of Directors
International Isotopes Inc.:

         We have audited the accompanying consolidated balance sheets of International Isotopes Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP

Dallas, Texas
March 17, 2000

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                  December 31,
                                                                              1999              1998
                                                                         ------------      ------------
                             Assets

Current assets:
    Cash and cash equivalents                                            $  2,990,300      $  6,371,704
    Accounts receivable                                                       765,367           240,433
    Assets held for sale                                                           --           526,533
    Inventories                                                             2,421,434         1,744,467
    Prepaids and other current assets                                       1,179,040            78,578
                                                                         ------------      ------------
       Total current assets                                                 7,356,141         8,961,715

Property, plant and equipment, net                                         40,734,736        32,350,399

Goodwill, net                                                               1,394,302         1,687,846
Intangibles and other assets                                                2,063,847         2,302,743
                                                                         ------------      ------------
       Total assets                                                      $ 51,549,026      $ 45,302,703
                                                                         ============      ============

        Liabilities, Redeemable Convertible Preferred
                  Stock and Stockholders' Equity

Current liabilities
    Accounts payable                                                     $  2,077,051      $  1,825,246
    Accrued liabilities                                                     1,105,273           973,752
    Current portion of lease obligations (note 8)                           1,346,958           235,309
    Current installments of mortgage and notes payable to banks               524,843         3,117,177
                                                                         ------------      ------------
       Total current liabilities                                            5,054,125         6,151,484

Non-current portion of lease obligations (note 8)                           3,053,025           774,758
Mortgage and notes payable to banks, excluding current installments        13,953,679        14,483,839
                                                                         ------------      ------------
       Total liabilities                                                   22,060,829        21,410,081

Redeemable convertible preferred stock, net                                 8,392,475                --
    (liquidation value of $10,000,000) (note 6)

Stockholders' equity (note 6)
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        no shares issued and outstanding                                           --                --
    Common stock, $0.01 par value; 20,000,000 shares authorized, issued and outstanding 8,569,074 shares at December 31, 1999
       and 7,351,625 shares at December 31, 1998                               85,689            73,516
    Additional paid-in capital                                             48,828,561        35,183,917
    Accumulated deficit                                                   (27,178,528)      (10,724,811)
    Receivable from stockholders                                             (640,000)         (640,000)
                                                                         ------------      ------------
       Total stockholders' equity                                          21,095,722        23,892,622
                                                                         ------------      ------------
       Total liabilities and stockholders' equity                        $ 51,549,026      $ 45,302,703
                                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                   Years ended December 31,
                                                           1999              1998              1997
                                                       ------------      ------------      ------------
Revenue:
   Sales of product                                    $  2,775,696         1,422,711                --
   Development contract income                              206,038           522,000                --
   Sale of accelerator components                           707,790            64,454           135,765
                                                       ------------      ------------      ------------
     Total revenue                                        3,689,524         2,009,165           135,765

Cost of revenue:
   Cost of products                                       2,274,029         1,035,517                --
   Cost of development contract                               2,631            62,830                --
   Cost of accelerator components                           574,290            32,227            79,287
                                                       ------------      ------------      ------------
     Gross profit                                           838,574           878,591            56,478
                                                       ------------      ------------      ------------

 Operating costs and expenses:
   Salaries and contract labor                            2,322,360         1,461,480           992,582
   Employee incentive compensation                          172,812                --         2,397,500
   Sales and marketing                                      791,575           697,530                --
   Product development                                    6,976,589           825,269                --
   General, administrative and consulting                 4,347,395         3,553,669         1,125,752
                                                       ------------      ------------      ------------
     Total operating expenses                            14,610,731         6,537,948         4,515,834
                                                       ------------      ------------      ------------
     Operating loss                                     (13,772,157)       (5,659,357)       (4,459,356)

Other income (expense):
   Gain on sale (donation) of assets held for sale               --           (24,330)           14,974
   Interest income                                          242,537           288,494           297,835
   Interest expense                                        (567,986)             (462)         (224,413)
                                                       ------------      ------------      ------------
     Loss before extraordinary item                     (14,097,606)       (5,395,655)       (4,370,960)

Extraordinary loss on debt extinguishment                        --          (123,750)               --
                                                       ------------      ------------      ------------

Net loss                                                (14,097,606)       (5,519,405)       (4,370,960)
                                                       ------------      ------------      ------------

Preferred stock dividend, deemed dividend
   and accretion of discount                             (2,356,111)               --                --

Net loss applicable to common shareholders             $(16,453,717)     $ (5,519,405)     $ (4,370,960)
                                                       ============      ============      ============

Net loss per common share - basic and diluted          $      (2.03)     $      (0.84)     $      (0.92)
                                                       ============      ============      ============

Weighted average common shares outstanding -
   basic and diluted                                      8,110,521         6,534,987         4,750,561
                                                       ============      ============      ============

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997


                                                                               Additional   Receivable                     Total
                                                          Common Stock           Paid-in       From       Accumulated  Stockholders'
                                                       Shares      Amount        Capital   Stockholders     Deficit       Equity
                                                      ---------  ----------    ----------  ------------   -----------  -------------
Balance, December 31, 1996                            3,766,663      37,666     1,266,688     (160,000)     (834,446)      309,908

Collection of stock sale receivable                                                            160,000                     160,000
Shares returned by owners                                                         395,994                                  395,994
Shares issued through private placement                  62,500         625        99,375                                  100,000
Shares issued to employees and
  directors, including shares
  contributed by founders                                86,787         868     1,170,991     (472,000)                    699,859
Shares issued in initial public offering,
  net                                                 2,300,000      23,000    17,685,839                               17,708,839
Shares issued to employees                              155,000       1,550     1,168,450     (248,000)                    922,000
Net loss                                                                                                  (4,370,960)   (4,370,960)
                                                      ---------  ----------    ----------     --------   -----------    ----------
Balance, December 31, 1997                            6,370,950      63,709    21,787,337     (720,000)   (5,205,406)   15,925,640

Shares issued for purchase of subsidiary                159,416       1,594     3,172,379                                3,173,973
Shares issued for license agreement & patent             37,259         372       724,628                                  725,000
Shares issued through private placement                 784,000       7,840     9,499,574                                9,507,414
Forgiveness of stock sale receivable                                                            80,000                      80,000
Net loss                                                                                                  (5,519,405)   (5,519,405)
                                                      ---------  ----------    ----------     --------   -----------    ----------
Balance, December 31, 1998                            7,351,625  $   73,515    35,183,918     (640,000)  (10,724,811)   23,892,622

Net effect of repurchase agreement MAC Tech (note 3)                             (869,559)                                (869,559)
Issuance of warrants (note 6)                                                   1,368,417                                1,368,417
Beneficial conversion effect of redeemable
    convertible preferred stock (note 6)                                        1,930,450                 (1,930,450)
Common stock issued in private placement              1,084,410      10,844    10,043,853                               10,054,697
Issuance of common stock for services                    98,039         980       999,020                                1,000,000
Accretion of issuance costs on
    redeemable convertible preferred stock                                                                  (322,925)     (322,925)
Issuance of common stock to officer (note 6)             35,000         350       172,462                                  172,812
Redeemable convertible preferred stock dividend                                                             (102,736)     (102,736)
Net loss                                                                                                 (14,097,606)  (14,097,606)
                                                      ---------  ----------    ----------     --------   -----------    ----------
Balance December 31, 1999                             8,569,074  $   85,689    48,828,561     (640,000)  (27,178,528)   21,095,722


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                               Years ended December 31,
                                                                       1999              1998              1997
                                                                   ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                        $(14,097,606)       (5,519,405)       (4,370,960)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                    1,945,355           490,180            17,354
     (Gain) loss on disposed assets                                     205,380            24,330           (14,974)
     Noncash compensation                                               172,462                --         1,918,000
     Warrants issued for services received                               38,317
     Forgiveness of receivable from stockholder                              --            80,000                --
     Extraordinary loss on extinguishment of debt                            --           123,750                --
     Changes in operating assets and liabilities,
      exclusive of effects of acquisition:
        Interest receivable                                                  --           152,358          (152,358)
        Accounts receivable                                            (524,934)          446,888                --
        Prepaids and other assets                                       (34,456)         (435,883)          (87,086)
        Assets held for sale                                            321,153                --                --
        Inventory                                                      (676,967)         (485,607)           15,645
        Accounts payable                                                949,824          (167,031)           91,990
        Accrued liabilities                                             131,521           348,447           585,589
                                                                   ------------      ------------      ------------
             Net cash used in operating activities                  (11,569,951)       (4,941,973)       (1,996,800)
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of certificate of deposit                              --                --           400,000
   Purchase of certificate of deposit                                        --                --          (100,000)
   Purchase of assets for operations                                 (6,597,992)      (24,290,167)       (4,694,947)
   Purchase of securities available for sale                                 --                --        (5,082,777)
   Proceeds from sale of securities available for sale                       --         5,082,777                --
   Proceeds from sale of assets held for sale                                --            14,069           126,887
   Purchase MAC Isotopes, Inc., net of cash acquired                         --          (495,000)               --
   Investment in trademarks and license fee                                  --          (275,000)               --
                                                                   ------------      ------------      ------------
         Net cash used in investing activities                       (6,597,992)      (19,963,321)       (9,350,837)
                                                                   ------------      ------------      ------------

Cash flows from financing activities:
   Collections of stock sale receivable                                      --                --           160,000
   Settlement of contingent consideration - MAC Isotopes, Inc.         (869,559)               --                --
   Proceeds from issuance of redeemable
     convertible preferred stock and warrants                         9,400,000                --                --
   Proceeds from issuance of common stock
     and common stock subscriptions                                  10,054,697         9,507,414        17,808,839
   Payments on capital leases                                          (573,369)         (220,825)               --
   Proceeds from issuance of debt                                            --        17,601,014         7,201,607
   Principal payments on notes payable                               (3,122,494)       (3,812,022)       (5,932,789)
   Payments of preferred stock dividends                               (102,736)               --                --
   Payments on notes payable to chairman                                     --                --           (20,000)
                                                                   ------------      ------------      ------------
         Net cash provided by financing activities                   14,786,539        23,075,581        19,217,657
                                                                   ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                 (3,381,404)       (1,829,713)        7,870,020
Cash and cash equivalents at beginning of year                        6,371,704         8,201,417           331,397
                                                                   ------------      ------------      ------------
Cash and cash equivalents at end of year                              2,990,300         6,371,704         8,201,417
                                                                   ============      ============      ============

                                   (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                         Years ended December 31,
                                                                     1999             1998          1997
                                                                 ------------     ------------     -------
Supplemental disclosure of cash flow activities:
   Cash paid for interest, net of amounts capitalized            $    567,986           84,455     238,011
                                                                 ============     ============     =======

   Cash paid for financing fees                                  $         --           86,350      10,261
                                                                 ============     ============     =======

Supplemental disclosure of noncash transactions:
   Common stock issued for stock receivables                     $         --               --     720,000
                                                                 ============     ============     =======

   Common stock issued for account payable to
     director                                                    $         --               --      62,852
                                                                 ============     ============     =======

   Common stock issued for prepayment of royalties               $  1,000,000               --          --
                                                                 ============     ============     =======

   Acquisition of subsidiary through issuance of common stock    $         --        3,173,973          --
                                                                 ============     ============     =======

   Capital expenditures included in accounts payable             $    103,235          801,254     509,879
                                                                 ============     ============     =======

   Acquisition of license fee and patent rights through
     issuance of common stock                                    $         --          725,000          --
                                                                 ============     ============     =======

   Acquisition of equipment through capital leases               $  3,963,285        1,147,796          --
                                                                 ============     ============     =======


          See accompanying notes to consolidated financial statements

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a)      Description of Business and Liquidity

         International Isotopes Inc (the Company) was incorporated in Texas in November 1995 as Applied Isotopes Products Corporation. The Company changed its name to International Isotopes Inc. in January 1997. The Company acquired the technology, proprietary designs and intellectual property for the design and assembly of a proton linear accelerator (LINAC) to produce radioisotopes used in nuclear medicine for the detection and treatment of various forms of cancer and other diseases. Certain of these assets were purchased in May 1996 from the State of Texas arising from the termination of the government funded Superconducting Super Collider (SSC) project. The Company also owns 100% of the outstanding common shares of Gazelle Realty, Inc. and International Isotopes Idaho, Inc. (I4). Gazelle Realty, Inc. owned 20 acres of land on which the facility for the LINAC has been constructed and 1.6 acres of land on which the administration, manufacturing, and research and development building was constructed. During 1997 all the property owned by Gazelle Realty, Inc. was transferred to the Company. International Isotopes Idaho, Inc. has an exclusive five year contract, with an option to renew for three additional years, for the utilization of the Department of Energy Advanced Test Reactor facility located near Idaho Falls, Idaho.

         Prior to initial production in late 1999, the Company had devoted substantially all of its efforts, since inception, to the acquisition and construction of the LINAC project and related assets, pharmaceutical production and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas, product development income, initial sales of I-125 brachytherapy seeds and sales of reactor produced products from I4. Additionally, the Company has derived operating capital from the sales of assets. The Company has financed its operations in part through private placements of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997 (note 6). The Company utilized funds obtained from the Offering to increase its capital assets primarily through the assembly and upgrade of the LINAC for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment. The Company is actively pursuing strategic alliances with pharmaceutical companies and universities. The Company has employed additional key personnel in the area of LINAC manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance. Prior to the fourth quarter of 1999, the Company was considered to be in the development stage.

         To date, the Company's product sales have consisted of accelerator components acquired from the State of Texas, reactor produced product from I4 and initial sales of I-125 brachytherapy seeds. The Company has not manufactured any accelerator produced radioisotope products and there can be no assurance that the Company will be able to manufacture or market its products in the future, that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to manufacture or market its products. The Company's Radioisotope Production Facility is subject to extensive government regulations. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts, market acceptance of its products and ability to obtain adequate financing until sufficient cash flows can be generated from operations.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         The Company has limited history of operations and has experienced operating losses and significant costs in the acquisition of key personnel, land and facilities. The Company expects operating losses to continue as it increases radioisotope and radiopharmaceutical production, obtains further validation and customer approval, and increases marketing and product development.

         The Company initiated a private placement of its common stock in late 1998. The offering, which consisted of units, each consisting of 16,000 shares of stock per unit at $12.50 per share and 16,000 three-year warrants with an exercise price of $13.75, Total proceeds raised under this private placement amounted to $11,446,259, net of commissions and placement costs of $353,741.

         The Company initiated another private placement of its common stock in April 1999. The offering consisted of shares of common stock at $9.10 per share and three-year warrants for the purchase of additional shares of common stock at an exercise price of $10.00 per share. A total of 924,410 shares of common stock (plus warrants to purchase an additional 924,410 shares) were sold, raising $8,115,852, net of commissions and placement costs of $276,304.

         In May 1999, the Company entered into an agreement to sell equity securities. Under this agreement, in May 1999 and October 1999, the Company sold a total of 10,000 shares of its newly created Series A 5% Redeemable Convertible Preferred Stock, $.01 par value per share, liquidating value $1,000 per share, and warrants to purchase 410,000 shares of the Company's common stock, $.01 par value per share, raising $9,400,000 net of fees of $600,000. Under the terms of the agreement the Company has a capital call option which commits the investment banker to fund up to an additional $8,000,000 in exchange for additional shares of Redeemable Convertible Preferred Stock and warrants.

         In February 2000, the Company completed a private placement of its common stock. The offering consisted of shares of common stock at $5.50 per share and three-year warrants for the purchase of an additional 1/2 share of common stock at an exercise price of $5.50 per share. A total of 1,054,652 shares of common stock (plus warrants to purchase an additional 527,326 shares) were sold, raising $5,394,545, net of fees of $406,041.

         The Company is continuing efforts to raise additional funding through the private placement of its securities and is continuing to negotiate potential financing options including long term mortgage financing for its facilities.

         The Company has incurred losses from operations since inception and has an accumulated deficit of $27,178,528 as of December 31, 1999. The Company's history of operating losses has resulted in continued dependence upon additional external financing. Management's plans regarding its liquidity involve the successful execution of its 2000 business plan, including the successful commercialization of the Company's products. The Company intends to obtain additional capital necessary to fund operations, complete the commissioning of the LINAC, and meet debt service requirements, from public and private sales of equity or debt securities. The Company anticipates, based on the execution of its business plan and its continued capital raising activities, that it will have sufficient funds to finance its operating activities for at least the next twelve months. In the event the Company is unable to secure sufficient funds, the Company's operations and business expansion would be significantly curtailed. There can be no assurance that the Company will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

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

(c)      Financial Instruments and Cash Equivalents

         The Company's financial instruments consist of cash equivalents, accounts receivable and payable and notes payable. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates.

         Cash equivalents of $2,990,330 and $6,371,704 at December 31, 1999 and 1998, respectively, consist of money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

(d)      Property, Plant and Equipment

         The Company capitalizes interest cost during construction periods of both its buildings and equipment. Interest costs capitalized were $1,114,616 and $607,395 in 1999 and 1998 respectively.

         Property, plant and equipment are stated at cost less accumulated depreciation. The majority of these assets owned by the Company, concurrent with its formation, represented assets acquired from the terminated Superconducting Super Collider project. A portion of these assets were retained for the construction of the LINAC. The remainder of such assets were acquired with the intention of being sold for operating capital and were classified on the balance sheets as assets held for sale (see note 1(e) below).

         Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the asset. The ranges of estimated useful lives are as follows:

                                                   Years
                          Buildings                 39
                          Plant assets              5 - 30
                          Computer equipment        5
                          Furniture & fixtures      3 - 7

(e)      Assets Held for Sale

         Assets held for sale consisted primarily of excess accelerator, mechanical and test equipment acquired from the terminated Superconducting Super Collider project and were carried at the lower of cost or fair value less cost to sell. These assets were being disposed of through private sales and auctions. For the year ended December 31, 1998, the Company sold for cash assets held for sale with a book value of $64,454 resulting in a loss on sale of $24,330. The remaining assets held for sale were written off in 1999.

(f)      Inventories

         Inventories are carried at the lower of cost or market. Cost is determined using the first-in first out method.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


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

(j)      Revenue Recognition

         Revenue is recognized when product development milestones are accomplished, products are shipped and accelerator components are shipped. No warranty coverage or right of return provisions are given to customers.

(k)      Research, Development and Advertising Costs

         Research, development and advertising costs are expensed when incurred. Research and development expenses were $406,651 and $281,706 in 1999 and 1998 respectively.

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


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


(n)      Net Loss Per Common Share-Basic and Diluted

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for the years ended December 31, 1999, 1998 and 1997, as all common stock options and warrants were anti-dilutive.

         At December 31, 1999, the Company had 687,400 common stock options and 3,256,410 common stock warrants outstanding (note 6). Options and warrants excluded from the computation of diluted loss per share would have resulted in additional weighted average securities, under the treasury stock method, totaling 34,940, 225,406 and 94,921 for the years ended December 31, 1999, 1998 and 1997, respectively. The potentially dilutive effect of these securities has not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive. See also note 3.

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

(p)      Operating Segments

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for public business enterprises to report information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company was in the development stage through most of 1999 and had not begun significant operations. The Company's management anticipates operating through various segments beginning in 2000 as operations for those segments begin. In the periods presented, management utilized consolidated financial information to make business decisions and allocate resources.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(2)      INVENTORIES

         Inventories consist of the following at December 31, 1999 and 1998:

                                                       1999           1998
                                                   -----------     -----------
                     Raw materials                 $   564,354     $   388,930
                     Finished goods                     58,362              --
                     Work in progress                1,798,718       1,355,537
                                                   -----------     -----------
                                                   $ 2,421,434     $ 1,744,467
                                                   ===========     ===========

         As of December 31, 1999 and 1998, the Company had a reserve for obsolescence of $70,292 and $-0-, respectively. During 1999, the Company recorded inventory write-offs of $368,298. There were no such write-offs in 1998 or 1997.

(3)      ACQUISITIONS

         On April 24, 1998, the Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden Colorado, and then merged MAC Isotopes into International Isotopes Idaho Inc, a newly formed subsidiary of the Company. The Company exchanged $500,000 in cash and 159,416 shares of its Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. MACTEC has the option to sell 50% of the shares back to the Company on each of April 23, 1999 and April 24, 2000 for a purchase price of $19.91 per share. If the Company does not repurchase the shares, Auric Partners, of which William Nicholson, a director of the Company, is a partner, is required to purchase the shares. If Auric purchases the shares, the Company is obligated to issue to Auric warrants to purchase common stock of the Company in sufficient quantity and at an exercise price that will compensate it for the difference between $19.91 and the then current market price of the Company's stock.

         In April 1999, MACTEC exercised the right to sell 50% of the shares of common stock at a price of $19.91 per share. The Company facilitated the sale of common stock at the market price of $9.00 per share and paid MACTEC the difference of $10.91 per share or $896,559 in cash. The payment was recorded as a reduction to additional paid in capital.

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
                                                                                ===========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(4)      PROPERTY, PLANT AND EQUIPMENT

         In November 1997, the Company purchased an office/manufacturing facility and a warehouse referred to as its "Radiopharmaceutical Manufacturing Facility". Total cost for this facility, located on 12 acres at 3100 Jim Christal Road, Denton, Texas, including improvements for offices, furnishings, HVAC, and a suite of production clean rooms and equipment was approximately $9,300,000. The 12,000 square foot warehouse houses the 42 MeV Cyclotron, donated by MD Anderson Cancer Center to the University of North Texas, which has been remodeled and is being operated by the Company under a ten year lease from UNT to produce short-lived and research radioisotopes.

         In early 1998, the Company completed construction of a facility, for administration, manufacturing and services located on 1.6 acres in Denton, Texas at a cost of $1,260,000. The Company is using the building for equipment manufacturing and executive/administrative offices.

         Also in 1998, the Company completed construction of the building housing its Radioisotope Production Facility devoted to the LINAC at an approximate cost of $7,524,000. This building is located on 20 acres of land in an Industrial Research Park in Denton, Texas acquired by the Company in 1996.

         In March 1998, the Company purchased 115 acres of land in Waxahachie, Texas from the State of Texas at a cost of $424,000. This site includes a building that can be used as a secondary accelerator production and testing site.

         Property, plant and equipment is summarized as follows at December 31, 1999 and 1998:

                                                                          1999                 1998
                                                                      ------------        ------------
         Land                                                         $    663,674        $    663,674
         Furniture and fixtures                                            999,579             958,663
         Plant and improvements                                         14,716,131          14,211,707
         Production equipment                                           26,147,482          16,829,565
                                                                      ------------        ------------
                                                                        42,526,866          32,663,609
         Less accumulated depreciation and amortization                 (1,792,130)           (313,210)
                                                                      ------------        ------------
         Property, plant & equipment, net                             $ 40,734,736        $ 32,350,399
                                                                      ============        ============

         At December 31, 1999, gross property, plant and equipment of $14,967,585, consisting primarily of the LINAC and related equipment were not yet operational and not subject to depreciation. Depreciation of these assets commenced on January 1, 2000.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(5)      MORTGAGE AND NOTES PAYABLE TO BANKS

         Mortgage and notes payable to banks as of December 31, 1999 and 1998, consist of the following:

                                                                                        1999              1998
                                                                                    ------------      ------------
Variable rate line of credit payable to financial institution secured by stock
owned by the Chairman of the Board.  Repaid in 1999                                 $         --      $  2,450,060

Variable rate (9.25% at December 31, 1999) note payable to bank secured by substantially all of the Company's assets. Face amount of the note is
$15,000,000. Principal and current interest are payable in monthly installments of approximately $154,379 with a final balloon payment of $12,057,765 due
November 1, 2003                                                                      14,478,522        14,918,638

Variable rate revolving line of credit secured by accounts
receivable. Maximum amount of the line of credit is $5,000,000 with interest
payments due monthly and the principal balance on December 31, 2000                           --           232,318
                                                                                    ------------      ------------
Total mortgage and notes payable to banks                                             14,478,522        17,601,016
Less current installments                                                               (524,843)       (3,117,177)
                                                                                    ------------      ------------
Mortgage and notes payable to banks, excluding current installments                 $ 13,953,679      $ 14,483,839
                                                                                    ============      ============

The aggregate maturities of mortgage and notes payable to banks are as follows:

Years Ending December 31:
2000                                        540,354
2001                                        592,511
2002                                        649,703
2003                                     12,695,954
                                        -----------
                                        $14,478,522
                                        -----------

         On October 9, 1998 the Company executed two promissory notes with a commercial lender for the purpose of refinancing existing short-term debt and to provide a line of credit based on eligible accounts receivable. The financing included a $15,000,000 note to be repaid in monthly installments of principal and interest in the amount of $154,379 through November 2003 at which time the remaining principal balance will be due and a revolving line of credit with a maximum availability of $5,000,000 and a maturity date of December 31, 2000. The interest rate, currently 9.25%, is one percent over the prime rate as listed by the Wall Street Journal and resets every six months. The loan is secured by substantially all of the Company's assets and contains a $4,000,000 guarantee by I.L. Morgan, then Chairman of the Board. Funds of $15,000,000 received from execution of the note financing were used in part to repay two interim construction loans ($5,874,064 outstanding at time of repayment) and $9,125,936 of other indebtedness. Terms of this loan contains various restrictive covenants, including prohibition of additional liens existing on security interest, limitation on additional indebtedness, limitations on dividends and similar payments and prohibition of any mergers or acquisitions. In connection with the repayment of indebtedness, the Company paid a prepayment penalty of $123,750 which has been presented as an extraordinary loss in the accompanying statement of operations for the year ended December 31, 1998.

         The Company was not in compliance with several of the restrictive covenants of the above promissory note. The Company has obtained a waiver of the technical violations, which included the deferral for one year, from 1999 to 2000, of a minimum revenue covenant. Based on its current projections, the Company believes that it will be able to comply with the minimum revenue covenant in 2000.

(6)      STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Common stock - Between March and July 1997, in order to establish a pool of shares for issuances to new employees, seven of the Company's founding stockholders contributed 247,496 shares of common stock, valued at $1.60 per share, to the Company. These shares, plus an additional 47,504 shares (total of 295,000 shares) were sold to certain key employees and directors at a purchase price of $1.60 per share, for notes aggregating $472,000. On December 31, 1997, the Company issued 155,000 additional shares of common stock at a purchase price

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         of $1.60 per share to four employees in exchange for stock notes receivable of $248,000. These transactions resulted in the issuance of 450,000 total shares of common stock, of which 125,000 shares were issued as compensation for loan guarantees in January 1997, at a purchase price of the then estimated fair value of $1.60 per share. The remaining 325,000 shares were issued at quoted market values ranging from $7.00 to $9.00 per share, resulting in charges to operations for employee incentive compensation totaling $1,918,000 plus related employee taxes of $479,500 (total charges of $2,397,500). All stock notes receivable are recourse notes and are due December 31, 2000 and bear interest at 6.14% compounded semi-annually.

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

         During December 1998, the Company issued in a private placement, 49 units consisting each of 16,000 shares of common stock and 16,000 warrants. The warrants are exercisable at any time during a three year period ending November 2001 at an exercise price equaling 110% of the private placement offering price of the shares ($13.75 per share). The private placement resulted in net proceeds to the Company of $9,507,414 after deducting placement fees and issuance costs of $292,586.

         During January 1999, the Company issued in a private placement, 10 units consisting each of 16,000 shares of common stock and 16,000 warrants. The warrants are exercisable at any time during a three year period ending November 2001 at an exercise price equaling 110% of the private placement offering price of the shares ($13.75 per share). The private placement resulted in net proceeds to the Company of $1,938,845 after deducting placement fees and issuance costs of $61,155.

         During April 1999, the Company issued in a private placement, 924,410 shares of common stock and 924,410 warrants. The warrants are exercisable at any time during a three year period ending April 2002 at an exercise price equaling 110% of the private placement offering price of the shares ($10.00 per share). The private placement resulted in net proceeds to the Company of $8,115,852 after deducting placement fees and issuance costs of $296,279.

         On October 1, 1999, the Company issued, as a prepayment of royalties for I-125 brachytherapy seed sales, 98,039 shares of common stock. The fair market value of the common stock on the date of issuance was $10.20 per share or $1,000,000 in aggregate.

         On November 8, 1999, the Company issued, as an inducement for employment, 35,000 shares of common stock. The fair market value of the common stock on the date of issuance was $4.94 per

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         share or $172,812 in aggregate. This stock issuance was recorded as compensation expense when issued.

         Stock Option Plan - In January 1997, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan authorizes grants of options to purchase up to 600,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price of not less than 85% of the quoted market value of the common stock at the date of grant. The Company's options generally have a three-year vesting period and a maximum term of three years. A summary of the stock options issued under the Company's Plan is as follows:

         Year Ended December 31, 1999

                                                   Weighted-Average
Fixed Options                            Shares     Exercise Price
-------------                           --------   ----------------
Outstanding at beginning of year         394,400         9.33
                                        --------         ----
Granted                                  429,700         5.38
Exercised                                     --           --
Forfeited                               (136,700)        9.52
                                        --------         ----
Outstanding at end of year               687,400         6.86
                                        ========         ====

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         Year Ended December 31, 1998

                                                            Weighted-Average
Fixed Options                                     Shares     Exercise Price
-------------                                     -------   ----------------
Outstanding at beginning of year                  346,800         7.66
                                                  -------        -----
Granted                                            82,400        15.65
Exercised                                              --           --
Forfeited                                         (34,800)        7.66
                                                  -------        -----
Outstanding at end of year                        394,400         9.33
                                                  =======        =====

         Year Ended December 31, 1997

                                                            Weighted-Average
Fixed Options                                     Shares     Exercise Price
-------------                                     -------   ----------------
Outstanding at beginning of year                       --           --
                                                  -------         ----
Granted                                           346,900         7.66
Exercised                                              --           --
Forfeited                                            (100)        7.66
                                                  -------         ----
Outstanding at end of year                        346,800         7.66
                                                  =======         ====

         The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                 Options Outstanding             Options Exercisable

                          Options             Weighted-          Weighted          Number        Weighted
                       Outstanding at          Average            Average      Exercisable at     Average
   Range of Exercise    December 31,         Remaining           Exercise       December 31,     Exercise
        Prices              1999          Contractual Life        Price             1999           Price
    $4.94 to $9.99         645,100           2.07 years           $  6.18         141,500          $ 7.70
   $10.00 to $14.99          1,700           1.92 years           $ 11.96             567          $11.96
   $15.00 to $19.99         28,200           1.33 years           $ 16.01           1,433          $15.00
   $20.00 to $26.00         12,400           1.30 years           $ 20.57           4,133          $20.57


                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999 and 1998:

                                                1999                  1998                      1997
                                             ----------             ---------                 -------
Expected dividend yield                              --                    --                      --
Risk-free interest rate                            5.8%                  5.6%                    5.6%
Expected volatility                          77% - 103%             45% - 96%                     24%
Expected life                                   3 years               3 years                 3 years
Weighted average fair value                       $2.32                 $9.12                   $2.26

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan and, accordingly, except for stock options issued at less than quoted market value at date of issue, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:

                                                  1999                  1998                  1997
                                              -----------            ----------            ----------
Net loss applicable      As reported          (16,453,717)           (5,519,405)           (4,370,960)
to common shareholders
                         Pro forma            (16,752,465)           (5,806,478)           (4,610,828)

Net loss per basic       As reported                (2.03)                (0.84)                (0.92)
and diluted share:
                         Pro forma                  (2.07)                (0.89)                (0.97)


         Preferred Stock and Redeemable Convertible Preferred Stock - Under the terms of the original Articles of Incorporation and By-Laws in effect at December 31, 1996, the Company was authorized to issue 5,000,000 shares of Preferred Stock, par value $1.00 per share. No shares of $1.00 par Preferred Stock were issued. Restated Articles of Incorporation and By-Laws adopted by the Company effective March 20, 1997, changed the par value of Preferred Stock to $.01 and revised certain voting rights. Under the Restated Articles of Incorporation and By-Laws, Preferred Stock may be issued in series from time to time at the discretion of the Board of Directors. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company.

         In May 1999 and October 1999, the Company issued a total of 10,000 shares (5,000 in May 1999 and 5,000 in October 1999) of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Preferred Stock") together with 410,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $10,000,000, before issuance costs of $600,000. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 for the May issuance and January 15, 2000 for the October issuance and continuing quarterly thereafter through May 20, 2002 for the May 1999 issuance and October 15, 2002 for the October 1999 issuance. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date (the "Average

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         Price"). As of December 31, 1999, the Company had paid cash dividends on the Preferred Stock of $102,736.

         The Preferred Stock is convertible to common stock at $11.86 per share at issuance and the conversion price is reset at each dividend payment date to the then Average Price (with a floor of $7.00 per share and a ceiling of $11.86 per share).

         The Preferred Stock is mandatorily redeemable on May 20, 2002 for the May 1999 issuance and October 15, 2002 for the October 1999 issuance in cash or common stock at the then Average Price, at the Company's option. Early redemption may be required at the option of the holder under certain circumstances and may be exercised at the option of the Company under other circumstances. Mandatory redemption events include change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. Warrants are exercisable at any time up to May 20, 2002 for the May 1999 issuance and October 15, 2002 for the October 1999 issuance.

         The warrants associated with the Preferred Stock were valued as of the dates issued. On May 20, 1999, 205,000 warrants were issued. The resulting value, using Black-Scholes model with the value of the underlying stock being $11.67, exercise price of $11.86, volatility rate of 60%, risk free rate of 5.6% and contractual life of three years, was $5.17 per warrant or $1,059,850.

         On October 15, 1999, another 205,000 warrants were issued. The resulting value, using Black-Scholes model with the value of the underlying stock being $5.63, exercise price of $11.86, volatility rate of 60%, risk free rate of 5.6% and contractual life of three years, was $1.32 per warrant or $270,600.

         The total warrant value, $1,330,450, was recorded to additional paid-in capital and is being accreted to Preferred Stock from the date of issuance to the date of mandatory redemption of the Preferred Stock.

         After consideration of the warrant value, the Preferred Stock has a "beneficial conversion feature" of $1,930,450 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital.

         Warrants - In connection with the aforementioned Offering, on August 19, 1997 the Company issued, to Keane Securities Co., Inc., warrants to purchase 220,000 shares of the Company's common stock. The warrants are exercisable at any time during a four-year period beginning August 19, 1998 with an exercise price equal to 120% of the initial public offering price of the shares ($10.80 per share). As of December 31, 1999 none of the warrants have been exercised.

         On September 20, 1999, the Company engaged Stonegate Securities, Inc. ("Stonegate") to serve as its non-exclusive financial advisor and to furnish investment banking services to the Company. The Company paid an initial fee of $5,000 on October 1, 1999, and a second fee of $25,000 on October 26, 1999. Beginning November 15, 1999, a fee of $5,000 per month shall begin, which amount shall be payable at the Company's sole discretion, subject to Stonegate's satisfactory performance. In addition, the Company delivered to Stonegate warrants to purchase 50,000 shares of common stock at $11.86 per share, vesting as follows. Warrants to purchase 15,000 shares vested immediately upon ratification of the agreement by the Company's board of directors. Warrants to purchase 10,000 shares vested on January 15, 2000. Warrants to purchase 25,000 shares shall vest at the Company's sole discretion, subject to Stonegate's satisfactory performance. The term of the engagement is for a

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


         twenty-four month period from the date of the agreement. As of December 31, 1999 none of the warrants had been exercised.

         The following summarizes outstanding warrants at December 31, 1999:


                   Outstanding at December 31, 1999           Exercisable at December 31, 1999
                   --------------------------------           --------------------------------
                                   Weighted Average                           Weighted Average
                                       Remaining                                  Remaining
Exercise Prices    Warrants        Contractual Life             Warrants      Contractual Life
---------------    --------        ----------------           -----------     ----------------
    $ 10.00        2,576,410          2.02 years              $ 2,576,410        2.02 years
      11.86          460,000          2.64 years                  435,000        2.63 years
      13.50          220,000          0.63 years                  220,000        0.63 years


(7)       INCOME TAXES

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                     1999                 1998                   1997
                                                ------------          -----------            -----------
Computed "expected" tax benefit                 $(4,793,186)          $(1,876,598)           $(1,486,126)
Nondeductible expenses and other                      1,443                16,073                 (9,813)
Change in valuation allowance                     4,791,743             1,860,525              1,495,939
                                                -----------           -----------            -----------
      Total income tax expense                  $        --           $        --            $        --
                                                ===========           ===========            ============



         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) as of December 31, 1999 and 1998 are presented below:

                                           1999                1998
                                       -----------         -----------
Deferred tax assets:
Goodwill                               $    57,111         $        --
Startup costs                            2,908,602           3,634,051
Property, plant and equipment              (37,916)             19,206
Net operating loss carryforward          5,480,223                  --
Inventory reserve                           23,899
Other                                           --             (13,081)
                                       -----------         -----------
                                         8,431,919           3,640,176
Less valuation allowance                (8,431,919)         (3,640,176)
                                       -----------         -----------
Net deferred taxes                     $        --         $        --
                                       ===========         ===========


         The valuation allowances for 1999 and 1998 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The net change in valuation allowance for the years ended December 31, 1999, 1998, and 1997 was an increase of $4,778,662, $1,860,525 and $1,495,939, respectively. At December 31,
         1999, the Company has a net operating loss carryforward for tax purposes of approximately $16,100,000 that will expire in 2019.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


(8)      LEASE COMMITMENTS

         The Company is obligated under various capital leases for certain equipment that expire at various dates during the next five years. At December 31, 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                        1999                1998
                                     -----------         -----------
Production equipment                 $ 5,009,243         $ 1,045,958
Furniture & fixtures                     338,500             338,500
                                     -----------         -----------
                                       5,347,743           1,384,458
Less accumulated amortization           (818,480)           (154,995)
                                     -----------         -----------
                                     $ 4,529,263         $ 1,229,463
                                     ===========         ===========

         Amortization of assets held under capital leases is included with depreciation expense.

         The Company leases office space and certain office equipment under operating leases expiring at various dates through 2004. Rental expense under such leases for the years ended December 31, 1999, 1998 and 1997 was $161,823, $352,703 and $189,000, respectively.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are:

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


                                                                     Capital        Operating
Years ending December 31                                              Leases          Leases
                                                                   -----------      ----------
    2000                                                           $ 1,758,036      $  242,885
    2001                                                             1,571,882         171,730
    2002                                                             1,403,456         147,416
    2003                                                               455,110         141,416
    2004                                                                 4,653         141,416
Thereafter                                                                  --         190,196
                                                                   -----------      ----------
Total minimum lease payments                                         5,193,137      $1,035,059
                                                                                    ==========

Less amount representing interest (at rates ranging
      from 8.5% to 25%)                                                793,154
                                                                   -----------
          Present value of net minimum capital
               lease payments                                        4,399,983
Less current portion of obligations under
     capital leases                                                  1,346,958
                                                                   -----------
          Obligations under capital leases,
               excluding current portions                          $ 3,053,025
                                                                   ===========

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
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

10.8        Copy of Employment Agreement effective February 17, 1997 between the
            Company and Tommy L. Thompson (incorporated by reference to Exhibit
            10.8 to the Company's Form 10-KSB for the fiscal period ended
            December 31, 1997).

21. List of subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form SB-2
            (Registration No. 333-26269)).

23.         Power of Attorney (included as part of signature page).

23.1        Consent of KPMG LLP, as independent certified public accountants

27.1        Financial Data Schedule