Form 10-Q
period 2000-03-31
INTERNATIONAL ISOTOPES INC
filed 2000-05-15
CIK 1038277

                                  FORM 10-Q

                                UNITED STATES
                       SECURITIES EXCHANGE COMMISSION
                           Washington, D. C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended
                               March 31, 2000



                           Commission file number:
                                   0-22923

                         INTERNATIONAL ISOTOPES INC.
           (Exact name of registrant as specified in its charter)



                 Texas                                  74-2763837
        (State of incorporation)            (IRS Employer Identification Number)

            1500 Spencer Rd
             Denton, Texas                                 76205
(Address of principal executive offices)                 (zip code)

                                940-323-2624
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of May 5, 2000 the number of shares of Common Stock, $.01 par value, outstanding was 9,663,556.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                                    Page No.
PART I  - FINANCIAL INFORMATION:


      Item 1 - Financial Statements:

               Unaudited Condensed Consolidated Balance Sheets at March 31, 2000
               and December 31, 1999.                                                  3

               Unaudited Condensed Consolidated Statements of Operations for
               the Three Months Ended March 31, 2000 and 1999.                         4

               Unaudited Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 2000 and 1999.                         5

      (1) Notes to Unaudited Condensed Consolidated Financial Statements.              7

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    10

PART II - OTHER INFORMATION:

      Item 2 - Changes in Securities                                                  12

      Item 5. Other Information                                                       12

      Item 6. Exhibits and Reports on Form 8-K                                        12

                INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
               Unaudited Condensed Consolidated Balance Sheets

                                                                                         March 31,      December 31,
                                       Assets                                              2000             1999
                                                                                       ------------     ------------
Current assets:
   Cash and cash equivalents                                                           $  3,705,500     $  2,990,300
   Accounts receivable, net                                                                 932,286          765,367
   Inventories                                                                            2,994,752        2,421,434
   Prepaids and other current assets                                                      1,238,984        1,179,040
                                                                                       ------------     ------------
      Total current assets                                                                8,871,522        7,356,141

Property, plant and equipment, net                                                       41,099,243       40,734,736

Goodwill, net                                                                             1,321,646        1,394,302
Intangibles and other assets                                                              2,036,650        2,063,847
                                                                                       ------------     ------------
      Total assets                                                                     $ 53,329,061     $ 51,549,026
                                                                                       ============     ============

      Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity
Current liabilities
   Accounts payable                                                                    $  1,651,254     $  2,077,051
   Accrued liabilities                                                                    1,265,790        1,105,273
   Deferred revenues                                                                        289,431               --
   Current portion of lease obligations                                                   1,526,374        1,346,958
   Current installments of mortgage and notes payable to banks                              877,861          524,843
                                                                                       ------------     ------------
      Total current liabilities                                                           5,610,710        5,054,125

Non-current portion of lease obligations                                                  3,264,244        3,053,025
Mortgage and notes payable to banks, excluding current installments                      13,829,067       13,953,679
                                                                                       ------------     ------------
      Total liabilities                                                                  22,704,021       22,060,829

Redeemable convertible preferred stock, net                                               8,505,795        8,392,475
   (liquidation preference of $10,000,000)

Stockholders' equity
   Preferred stock, $0.01 par value; 5,000,000 shares authorized,
      10,000 shares issued and outstanding                                                       --               --
   Common stock, $0.01 par value; 20,000,000 shares authorized, issued and outstanding 9,643,096 shares at March 31, 2000
      and 8,569,074 shares at December 31, 1999                                              96,430           85,689
   Additional paid-in capital                                                            54,347,503       48,828,561
   Accumulated deficit                                                                  (31,684,688)     (27,178,528)
   Receivable from stockholders                                                            (640,000)        (640,000)
                                                                                       ------------     ------------
      Total stockholders' equity                                                         22,119,245       21,095,722
                                                                                       ------------     ------------
      Total liabilities, redeemable convertible preferred
         stock and stockholders' equity                                                $ 53,329,061     $ 51,549,026
                                                                                       ============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                 INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Operations


                                                                      Three Months Ended March 31,
                                                                        2000                1999
                                                                     -----------         -----------
Revenue:
   Sales of product                                                  $ 1,050,451             537,899
   Development contract income                                           580,569               8,187
   Sale of accelerator components                                             --              61,000
                                                                     -----------         -----------
      Total revenue                                                    1,631,020             607,086

Cost of revenue:
   Cost of products                                                    1,819,246             198,631
   Cost of development contract                                          200,274                  --
   Cost of accelerator components                                             --              30,000
                                                                     -----------         -----------
      Gross profit (loss)                                               (388,500)            378,455
                                                                     -----------         -----------

 Operating costs and expenses:
   Salaries and contract labor                                           505,254             407,589
   Sales and marketing                                                    85,014             311,735
   Product development                                                 1,466,633           1,133,628
   General, administrative and consulting                              1,402,566           1,222,107
                                                                     -----------         -----------
      Total operating expenses                                         3,459,467           3,075,059
                                                                     -----------         -----------
      Operating loss                                                  (3,847,967)         (2,696,604)

Other income (expense):
   Interest income                                                        35,045              46,641
   Interest expense                                                     (454,918)                 --
                                                                     -----------         -----------
      Net loss                                                        (4,267,840)         (2,649,963)

Preferred stock dividend
   and accretion of discount                                            (238,320)                 --

Net loss applicable to common shareholders                           $(4,506,160)        $(2,649,963)
                                                                     ===========         ===========

Net loss per common share - basic and diluted                        $     (0.48)        $     (0.36)
                                                                     ===========         ===========

Weighted average common shares outstanding -
   basic and diluted                                                   9,464,092           7,431,625
                                                                     ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                 INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Cash Flows


                                                                    Three Months ended March 31,
                                                                      2000                1999
                                                                   -----------         ----------
Cash flows from operating activities:
   Net loss                                                        $(4,267,840)        (2,649,963)
   Adjustments to reconcile net loss to net cash used in
   operating activities
      Depreciation and amortization                                    976,538            343,803
      Services compensated by stock issuance                            26,661                 --
      Changes in operating assets and liabilities:
         Accounts receivable                                          (166,919)          (113,076)
         Other assets                                                  (59,944)            (8,170)
         Inventory                                                    (573,318)          (143,211)
         Accounts payable                                             (502,169)            94,494
         Deferred revenue                                              289,431                 --
         Accrued liabilities                                           160,517           (270,210)
                                                                   -----------         ----------
            Net cash used in operating activities                   (4,117,043)        (2,746,333)
                                                                   -----------         ----------

Cash flows from investing activities:
   Purchase of fixed assets                                           (415,006)        (1,144,600)
                                                                   -----------         ----------
            Net cash used in investing activities                     (415,006)        (1,144,600)
                                                                   -----------         ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock,
      net of issuance costs                                          5,378,022          1,938,844
   Payments on capital leases                                         (359,179)          (136,332)
   Proceeds from issuance of debt                                      484,961                 --
   Principal payments on notes payable                                (256,555)          (139,787)
                                                                   -----------         ----------
            Net cash provided by financing activities                5,247,249          1,662,725
                                                                   -----------         ----------

Net increase (decrease) in cash and cash equivalents                   715,200         (2,228,208)
Cash and cash equivalents at beginning of period                     2,990,300          6,371,704
                                                                   -----------         ----------
Cash and cash equivalents at end of period                           3,705,500          4,143,496
                                                                   ===========         ==========

                                 (Continued)

                 INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Cash Flows


                                                                    Three Months ended March 31,
                                                                      2000                1999
                                                                   -----------         ----------
Supplemental disclosure of cash flow activities:
        Cash paid for interest, net of amounts capitalized         $   454,918              8,385
                                                                   ===========         ==========

Supplemental disclosure of noncash transactions:
        Common stock issued for preferred stock dividend           $   125,000                 --
                                                                   ===========         ==========

        Capital expenditures included in accounts payable          $    76,372            158,895
                                                                   ===========         ==========

        Acquisition of equipment through capital leases            $   749,814          2,624,487
                                                                   ===========         ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                 INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


(1) The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company acquired the technology, proprietary designs and intellectual property for the design and assembly of a proton linear accelerator (LINAC) to produce radioisotopes used in nuclear medicine for the detection and treatment of various forms of cancer and other diseases.

Prior to initial production in late 1999, the Company had devoted substantially all of its efforts, since inception, to the acquisition and construction of the LINAC project and related assets, pharmaceutical production and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas, product development income, initial sales of I-125 brachytherapy seeds and sales of reactor produced products from International Isotopes Idaho Inc. ("I4"). Additionally, the Company has derived operating capital from the sales of assets. The Company has financed its operations in part through private placements of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997. The Company utilized funds obtained from the Offering to increase its capital assets primarily through the assembly and upgrade of the LINAC for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment. The Company is actively pursuing strategic alliances with pharmaceutical companies and universities. The Company has employed additional key personnel in the area of LINAC manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and I4. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial statements included herein by the Company have been prepared without audit and in accordance with generally accepted accounting principles, for interim periods, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. This information should be read in conjunction with the Company's audited consolidated financial statements as set out in the Company's Form 10-K filed March 30, 2000.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for public business enterprises to report information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company was in a development stage through most of 1999 and has not begun significant operations. The Company's management anticipates operating through various segments later in 2000 as operations for those segments begin. In the periods presented, management utilized consolidated financial information to make business decisions and allocate resources.

Certain information in footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The financial data disclosed in the notes to the condensed consolidated financial statements are unaudited for these periods.

(2) Liquidity

The Company has been developing facilities, is initiating operations, and has experienced accumulated losses of $29,090,257 since inception, and invested significant funds in the acquisition of land, facilities, manufacturing equipment, regulatory approval and personnel. The Company expects losses to continue for the near term as it ramps up production, marketing and distribution of products, obtains validation and customer approval of products, and increases marketing and product development.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: contract manufacturing and marketing relationships; costs relating to commencing production of radioisotopes, radiochemicals, finished radiopharmacueticals and medical therapy devices; continued delays in the federal and state regulatory approval process for permitting production from the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and technological and market developments.

Although there can be no assurance, the Company expects that revenues will continue to increase, providing more funds for operations and capital expenditures. Until such time that sufficient revenues levels are attained, management will continue to seek additional resources through the sale of its securities. The Company is currently negotiating final terms on a proposed equity financing. In the event that the equity financing takes longer than anticipated or is not completed, the Company's chairman of the Board has agreed to provide additional financing in the form of short-term debt. The Company recognizes that any additional short-term financing may not be adequate to meet its currently anticipated working capital and capital expenditure requirements.

In the event the current negotiations are not completed, management may choose to raise those funds through other means of financing as appropriate. The Company cannot guarantee that it will be able to obtain such financing on acceptable terms. Also, if necessary, the Company can delay certain operations, capital expenditures and joint ventures until adequate financing is obtained. If such delays occur, the Company's future operations and business expansion could be significantly curtailed.

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

At March 31, 2000, the Company had 666,600 common stock options and 3,783,736 common stock warrants outstanding. The potentially dilutive effect of the additional weighted average securities, under the treasury stock method, and the redeemable convertible preferred stock issued in May 1999 have not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(4) Inventories

Inventories consist of the following at March 31, 2000 and December 31, 1999

                                March 31, 2000    December 31, 1999
                                --------------    -----------------
       Raw materials              $  949,547          $  564,354
       Work in progress            2,045,205           1,798,718
       Finished goods                     --              58,362
                                  ----------          ----------
                                  $2,994,752          $2,421,434
                                  ==========          ==========

(5) Common Stock

In February of 2000, the Company completed a private placement of units of its securities exclusively to accredited investors. Each unit consisted of 1 share of common stock at $5.50 per share and a warrant to purchase one half an additional share at $5.50 per share. The Company sold units representing 1,054,652 shares of common stock and warrants to purchase an additional 527,326 shares to accredited investors for aggregate consideration of $5,800,586, before issuance costs of $422,564. The sale of the units was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on April 11, 2000.

In January of 2000, the Company elected to issue common stock in payment for the quarterly dividend on redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 19,370 shares of common stock at $6.45 per share, the average closing price of the common stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

(6) Subsequent Events

On April 15, 2000 the Company paid, in common stock, the dividend on the redeemable convertible preferred stock of $125,000 by issuing 20,460 shares of common stock at $6.11 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

On April 24, 1998, the Company agreed to reimburse MACTEC, Inc ("MACTEC") for decreases in market value of the Company's common stock issued as part of the acquisition of International Isotopes Idaho, Inc. from MACTEC. Under the agreement, one-half of the reimbursement was made at April 24, 1999. On April 24, 2000, the Company paid MACTEC $1,586,987, for final reimbursement of decreases in the market value of the common stock. William Nicholson, chairman of the board of directors, made a loan to the Company in the amount of $1,500,000 with which to fund the payment to MACTEC. The loan has a term of one year and accrues interest at 10% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-K, filed with the Securities Exchange Commission (SEC) on March 30, 2000 ("Form 10-K"). The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.

RESULTS OF OPERATIONS

Three month periods ended March 31, 2000 and 1999. The Company's net loss for the three month period ended March 31, 2000 was $4,267,840, as compared to net loss of $2,649,963 for the comparable period of 1999. Net loss per common share for the three month period ended March 31, 2000 was $0.48, as compared to net loss per common share of $0.36 for the same period of 1999.

The increase in the loss for the three month period ended March 31, 2000 was largely due to expenses relating to materials, manufacturing supplies and other production-related goods, hiring additional manufacturing personnel, increased activities, completion of the validation of facilities, equipment and procedures, regulatory costs and licensing requirements. In addition, FY 2000 depreciation expense was substantially higher as equipment which was previously under construction was placed into service in January 2000.

Revenues for the three month period ended March 31, 2000 were $1,631,020 as compared to $607,086 for the same period in 1999. Gross profit (loss) for the three month period ended March 31, 2000 was ($388,500) as compared to $378,455 for the same period in 1999. The increase in revenues for the three month period was attributable to the sales of finished brachytherapy seeds of $577,960 and development contract income of $580,569 which offset decreases in equipment sales and lower revenues from Internation Isotopes, Idaho, Inc. A significant portion of the increase in development contract revenues is attributable to the $1.3 million contract signed with NeoRx Corporation (NeoRx) to provide plant development for a manufacturing facility which will produce NeoRx's Skeletal Radiotherapy product. The Company received a $600,000 cash payment from NeoRx during the quarter ended March 31, 2000 and had deferred revenue in the amount of $289,431 at March 31, 2000 related to the contract. The decrease in gross profit was caused by the Company increasing its production capacity in anticipation of increased future production levels and manufacturing activities.

Operating expenses increased to $3,459,467 for the three month period ended March 31, 2000 compared to $3,075,059 for the same period of 1999. Salaries and contract labor expenses for the three month period ended March 31, 2000 was $505,254 as compared to $407,589 for the same period of 1999, an increase of $97,665. General, administrative and consulting expenses totaled $1,402,566 for the three month period ended March 31, 2000 as compared to $1,222,107 for the same period of 1999, an increase of $180,459. Sales and marketing expenses decreased to $85,014 for the three month period ended March 31, 2000 as compared to $311,735 for the corresponding period of 1999. The increase in operating expenses was attributable to increases in personnel for production, marketing, quality control, environmental health and safety, and administrative personnel as the Company expanded its organizational structure and began limited operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, materials related to manufacturing and increased depreciation expense as more equipment and facilities commenced operations. Product development costs of $1,466,633 was incurred during the three month period ended March 31, 2000 as compared to $1,133,628 for the corresponding period of 1999.

Interest income during the three month period ended March 31, 2000 was $35,045 as compared to $46,641 for the comparable period of 1999, a decrease of $11,596. The decrease in interest income for the three month period ended March 31, 2000 over the comparable period of 1999 was attributable to a reduction in the invested funds available from various private placements which were used to fund the Company's facilities construction, equipment purchases and operations. Interest expense for the three month period ended March 31, 2000 was $454,918. For the comparable period in 1999 the Company had capitalized all of its interest costs as construction of the Company's facilities were in progress. As facilities and construction in progress were completed, interest costs no longer qualified for capitalization and were expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000 the Company had cash and cash equivalents of $3,705,500 compared to $2,990,300 at December 31, 1999. For the three months ended March 31, 2000, net cash used in operating activities of $4,117,043 and net cash used in investing activities, for capital expenditures, of $415,006 were provided by financing activities of $5,247,249. Capital expenditures are expected to remain relatively constant for the remainder of 2000 as we complete the facilities, LINAC and equipment purchases necessary for the production of our initial product lines.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors and loans from stockholders and directors.

On February 1, 2000, the Company initiated a private placement of its equity securities. The securities were offered at $5.50 per share, which included one share of common stock and a warrant to purchase one-half an additional share of common stock at $5.50 per share. A total of 1,054,652 shares of common stock (plus warrants to purchase an additional 527,326 shares) were issued for gross proceeds of $5,800,586. Commissions in the amount of $422,564 were paid to the placement agent, resulting in net proceeds of $5,378,022.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: contract manufacturing and marketing relationships; costs relating to commencing production of radioisotopes, radiochemicals, finished radiopharmacueticals and medical therapy devices; continued delays in the federal and state regulatory approval process for permitting production from the LINAC; expenses in developing the proposed medical imaging camera; costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and technological and market developments.

Although there can be no assurance, the Company expects that revenues will continue to increase, providing more funds for operations and capital expenditures. Until such time that sufficient revenues levels are attained, management will continue to seek additional resources through the sale of its equity instruments. The Company is currently negotiating final terms on proposed equity financing. Although there can be no assurance, management anticipates closing the equity financing in the near future. In the event that the equity financing takes longer than anticipated or is not completed, the Company's chairman of the board has agreed to provide additional financing in the form of short-term debt. The Company recognizes that any additional short-term financing may not be adequate to meet its currently anticipated working capital and capital expenditure requirements.

In the event the current negotiations are not completed, management may choose to raise those funds through others means of financing as appropriate. The Company cannot guarantee that it will be able to obtain such financing on acceptable terms. Also, if necessary, the Company can delay certain operations, capital expenditures and joint ventures until adequate financing is obtained. If such delays occur, the Company's future operations and business expansion could be significantly curtailed.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On February 1, 2000, the Company initiated a private placement of its equity securities. The securities were offered at $5.50 per share, which included one share of common stock and a warrant to purchase one-half an additional share of common stock at $5.50 per share. A total of 1,054,652 shares of common stock (plus warrants to purchase an additional 527,326 shares) were issued for gross proceeds of $5,800,586. Commissions in the amount of $422,564 were paid to the placement agent, resulting in net proceeds of $5,378,022.

In January of 2000, the Company elected to issue common stock in payment for the quarterly dividend on redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 19,370 shares of common stock at $6.45 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

On April 15, 2000 the Company paid, in common stock, the dividend on the redeemable convertible preferred stock of $125,000 by issuing 20,460 shares of common stock at $6.11 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

Item 5. Other Information

On April 24, 1998, the Company agreed to reimburse MACTEC, Inc ("MACTEC") for decreases in market value of the Company's common stock issued as part of the acquisition of International Isotopes Idaho, Inc. from MACTEC. Under the agreement, one-half of the reimbursement was made at April 24, 1999 and on April 24, 2000 the Company advanced to MACTEC $1,586,987, for final reimbursement of decreases in the market value of the common stock. William Nicholson, chairman of the board of directors, made a loan to the Company in the amount of $1,500,000 with which to fund the reimbursement.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

27.1     Financial Data Schedule

Reports on Form 8-K:

The Company filed form 8-K on February 11, 2000 regarding the issuance of equity securities through a private placement of common stock and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       International Isotopes Inc.
                                       (Registrant)


                                       By: /s/ Joan Gillett
                                           -------------------------------------
                                           Joan Gillett, CPA
                                           Chief Financial Officer

                                       By: /s/ David M. Camp, Ph.D.
                                           -------------------------------------
                                           David M. Camp, Ph.D.
                                           President and Chief Executive Officer

Date:  May 12, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  27              Financial Data Schedule