Form 10-Q
period 2000-06-30
INTERNATIONAL ISOTOPES INC
filed 2000-08-14
CIK 1038277

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of August 5, 2000 the number of shares of Common Stock, $.01 par value, outstanding was 9,673,485.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                                                      Page No.
PART I  - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets at June 30, 2000                       3
                  and December 31, 1999.

                  Unaudited Condensed Consolidated Statements of Operations for the                      4
                  Three Months Ended June 30, 2000 and 1999, and for the Six Months
                  Ended June 30, 2000 and 1999

                  Unaudited Condensed Consolidated Statements of Cash Flows for the                      5
                  Six Months Ended June 30, 2000 and 1999.

         Notes to Unaudited Condensed Consolidated Financial Statements.                                 7

         Item 2 - Management's Discussion and Analysis of Financial                                     10
                  Condition and Results of Operations

PART II - OTHER INFORMATION:

         Item 2 - Changes in Securities                                                                 12

         Item 5. Other Information                                                                      13

         Item 6. Exhibits and Reports on Form 8-K                                                       13

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets

                                                                                     June 30,         December 31,
                                   Assets                                              2000               1999
                                                                                   ------------       ------------
Current assets:
     Cash and cash equivalents                                                     $  5,314,022       $  2,990,300
     Accounts receivable, net                                                         1,237,974            765,367
     Inventories                                                                      3,103,385          2,421,434
     Prepaids and other current assets                                                1,159,197          1,179,040
                                                                                   ------------       ------------
         Total current assets                                                        10,814,578          7,356,141

Property, plant and equipment, net                                                   40,782,069         40,734,736

Goodwill, net                                                                         1,247,530          1,394,302
Intangibles and other assets                                                          2,006,208          2,063,847
                                                                                   ------------       ------------
         Total assets                                                              $ 54,850,385       $ 51,549,026
                                                                                   ============       ============

 Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity

Current liabilities
     Accounts payable                                                              $  1,940,323       $  2,077,051
     Accrued liabilities                                                                983,943          1,105,273
     Current portion of lease obligations                                             1,458,622          1,346,958
     Current installments of mortgage and notes payable to banks                      1,089,598            524,843
                                                                                   ------------       ------------
         Total current liabilities                                                    5,472,486          5,054,125

Non-current portion of lease obligations                                              2,895,412          3,053,025
Mortgage and notes payable to banks, excluding current installments                  13,699,043         13,953,679
                                                                                   ------------       ------------
         Total liabilities                                                           22,066,941         22,060,829

Redeemable convertible preferred stock, net                                          15,102,430          8,392,475
     (liquidation preference of $20,000,000 at June 30, 2000 and
         $10,000,000 at December 31, 1999)

Stockholders' equity

     Preferred stock, $0.01 par value; 5,000,000 shares authorized,
         20,000 shares issued and outstanding                                                --                 --
     Common stock, $0.01 par value; 20,000,000 shares authorized, issued and outstanding 9,643,096 shares at June 30, 2000
        and 8,569,074 shares at December 31, 1999                                        96,430             85,689
     Additional paid-in capital                                                      63,496,963         48,828,561
     Accumulated deficit                                                            (45,272,379)       (27,178,528)
     Receivable from stockholders                                                      (640,000)          (640,000)
                                                                                   ------------       ------------
         Total stockholders' equity                                                  17,681,014         21,095,722
                                                                                   ------------       ------------
         Total liabilities, redeemable convertible preferred
            stock and stockholders' equity                                         $ 54,850,385       $ 51,549,026
                                                                                   ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations

                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                           2000              1999               2000              1999
                                                       ------------       -----------       ------------       -----------
Revenue:
     Sales of product                                       985,709           696,115       $  2,036,160         1,234,014
     Development contract income                            237,276            50,632            817,845            58,819
     Sale of accelerator components                              --           640,000                 --           701,000
                                                       ------------       -----------       ------------       -----------
         Total revenue                                    1,222,985         1,386,747          2,854,005         1,993,833

Cost of revenue:
     Cost of products                                     2,748,846           874,522          4,568,092         1,073,153
     Cost of development contract                           103,008                --            303,282                --
     Cost of accelerator components                              --           328,467                 --           358,467
                                                       ------------       -----------       ------------       -----------
         Gross profit (loss)                             (1,628,869)          183,758         (2,017,369)          562,213
                                                       ------------       -----------       ------------       -----------

 Operating costs and expenses:
     Salaries and contract labor                            385,933           432,261            891,187           839,850
     Sales and marketing                                    104,186           191,391            189,200           503,126
     Product development                                  1,268,886         1,825,252          2,735,519         2,958,880
     General, administrative and consulting               1,552,052           739,501          2,954,617         1,961,608
                                                       ------------       -----------       ------------       -----------
         Total operating expenses                         3,311,057         3,188,405          6,770,523         6,263,464
                                                       ------------       -----------       ------------       -----------
         Operating loss                                  (4,939,926)       (3,004,647)        (8,787,892)       (5,701,251)

Other income (expense):
     Interest income                                         28,837            52,973             63,882            99,614
     Interest expense                                      (518,127)           (2,498)          (973,045)           (2,498)
                                                       ------------       -----------       ------------       -----------
         Net loss                                        (5,429,216)       (2,954,172)        (9,697,055)       (5,604,135)

Preferred stock dividend, deemed dividend
     and accretion of discount                           (8,158,476)       (1,743,649)        (8,396,796)       (1,743,649)

Net loss applicable to common shareholders             $(13,587,692)      $(4,697,821)      $(18,093,851)      $(7,347,784)
                                                       ============       ===========       ============       ===========

Net loss per common share - basic and diluted          $      (1.41)      $     (0.62)      $      (1.89)      $     (0.95)
                                                       ============       ===========       ============       ===========

Weighted average common shares outstanding -
     basic and diluted                                    9,643,096         7,573,722          9,553,594         7,715,819
                                                       ============       ===========       ============       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                             Six Months ended June 30,
                                                                              2000              1999
                                                                          ------------       -----------
Cash flows from operating activities:
     Net loss                                                             $ (9,697,055)       (5,604,135)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                                       1,730,626           822,693
         Services compensated by stock issuance                                  6,033                --
         Changes in operating assets and liabilities:
                Accounts receivable                                           (472,607)       (1,060,169)
                Other assets                                                    77,482            32,030
                Inventory                                                     (681,951)         (199,747)
                Accounts payable                                              (249,313)           76,053
                Accrued liabilities                                           (121,330)         (352,029)
                                                                          ------------       -----------
                     Net cash used in operating activities                  (9,408,115)       (6,285,304)
                                                                          ------------       -----------

Cash flows from investing activities:

     Purchase of fixed assets                                                 (768,787)       (2,807,585)
     Proceeds from sale of assets held for sale                                     --           320,559
                                                                          ------------       -----------
                    Net cash used in investing activities                     (768,787)       (2,487,026)
                                                                          ------------       -----------

Cash flows from financing activities:

     Settlement of contingent consideration - MAC Isotopes, Inc.            (1,586,908)         (869,559)
     Proceeds from issuance of redeemable convertible
         preferred stock and warrants                                        9,320,000         4,700,000
     Proceeds from issuance of common stock,
         net of issuance costs                                               5,378,176         9,678,917
     Payments on capital leases                                               (795,763)         (383,182)
     Proceeds from issuance of debt                                          2,875,048                --
     Principal payments on notes payable                                    (2,564,929)       (2,381,500)
     Payments of preferred stock dividends                                    (125,000)               --
                                                                          ------------       -----------
                    Net cash provided by financing activities               12,500,624        10,747,676
                                                                          ------------       -----------

Net increase in cash and cash equivalents                                    2,323,722         1,972,346
Cash and cash equivalents at beginning of period                             2,990,300         6,371,704
                                                                          ------------       -----------
Cash and cash equivalents at end of period                                   5,314,022         8,344,050
                                                                          ============       ===========

                                  (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows

                                                                 Six Months ended June 30,
                                                                   2000           1999
                                                                 ---------      ---------
Supplemental disclosure of cash flow activities:

     Cash paid for interest, net of amounts capitalized          $ 973,045          2,498
                                                                 =========      =========

Supplemental disclosure of noncash transactions:

     Common stock issued for preferred stock dividend            $ 125,000             --
                                                                 =========      =========

     Common stock issued for stock receivable                    $      --        456,917
                                                                 =========      =========

     Capital expenditures included in accounts payable           $ 112,586        623,482
                                                                 =========      =========

     Acquisition of equipment through capital leases             $ 749,814      3,680,704
                                                                 =========      =========

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

Prior to initial production in late 1999, the Company had devoted substantially all of its efforts, since inception, to the acquisition and construction of the LINAC project and related assets, pharmaceutical production and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas, product development income, initial sales of I-125 brachytherapy seeds and sales of reactor produced products from International Isotopes Idaho Inc. ("I(4)"). Additionally, the Company has derived operating capital from the sales of equipment. The Company has financed its operations in part through private placements of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997. The Company utilized funds obtained from the Offering to increase its capital assets primarily through the assembly and upgrade of the LINAC for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment. The Company is actively pursuing strategic alliances with pharmaceutical companies and universities. The Company has employed additional key personnel in the area of LINAC manufacturing, operations, radioisotope and radiopharmaceutical production, quality assurance and regulatory compliance.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and ("I(4)"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared without audit and in accordance with generally accepted accounting principles, for interim periods, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position as of June 30, 2000, the results of its operations for the three and six-month periods ended June 30, 2000 and 1999, and its cash flows for the six-month periods ended June 30, 2000 and 1999. This information should be read in conjunction with the Company's audited consolidated financial statements as set out in the Company's Form 10-K filed March 30, 2000.

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

(2) Liquidity

The Company has been developing facilities, is initiating operations, and has experienced accumulated losses of $34,519,473 since inception, and has invested significant funds in the acquisition of land, facilities, manufacturing equipment, regulatory approval and personnel. The Company expects losses to continue for the near term as it ramps up production, marketing and distribution of products, obtains validation and customer approval of products, and increases marketing and product development.

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

Although there can be no assurance, the Company expects that revenues will continue to increase, providing more funds for operations and capital expenditures. Until such time that sufficient revenues levels are attained, management will continue to seek additional resources through the sale of its securities. The Company is currently negotiating additional financing. The Company recognizes that any additional short-term financing may not be adequate to meet its currently anticipated working capital and capital expenditure requirements.

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

(3) Net Loss Per Common Share - Basic and Diluted

Basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive securities outstanding during the period, is the same as basic loss per share as all potentially dilutive securities were anti-dilutive.

At June 30, 2000, the Company had 1,094,400 common stock options and 6,537,060 common stock warrants outstanding. Potentially dilutive securities, comprised of redeemable convertible preferred stock issued in May 1999, October 1999 and June 2000, stock options and warrants have not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.

(4) Inventories

Inventories consist of the following at June 30, 2000 and December 31, 1999

                                 June 30, 2000     December 31, 1999
                                 -------------     -----------------
Raw materials                     $  849,324         $  564,354
Work in progress                   2,139,958          1,798,718
Finished goods                       114,103             58,362
                                  ----------         ----------
                                  $3,103,385         $2,421,434
                                  ==========         ==========

(5) Common Stock

In February of 2000, the Company completed a private placement of units of its securities to accredited investors. Each unit consisted of 1 share of common stock at $5.50 per share and a warrant to purchase one half of an additional share at $5.50 per share. The Company sold units representing 1,054,652 shares of common stock and warrants to purchase an additional 527,326 shares to accredited investors for aggregate consideration of $5,800,586, before issuance costs of $422,410. The sale of the units was an exempt offering pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The shares of common stock sold and the shares of common stock issuable upon exercise of the warrants were subsequently registered with the Securities and Exchange Commission for resale by the purchasing accredited investors pursuant to a Registration Statement on Form S-3 which became effective on April 11, 2000.

In January of 2000, the Company elected to issue common stock in payment for the quarterly dividend on redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 19,370 shares of common stock at $6.45 per share, the average closing price of the common stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

On April 24, 1998, the Company agreed to reimburse MACTEC, Inc ("MACTEC") for decreases in market value of the Company's common stock issued as part of the acquisition of International Isotopes Idaho, Inc. from MACTEC. Under the agreement, one-half of the reimbursement was made at April 24, 1999 and on April 24, 2000 the Company advanced to MACTEC $1,586,908, for final reimbursement for decreases in the market value of the common stock. William Nicholson, chairman of the board of directors, made a loan to the Company in the amount of $1,500,000 with which to fund the reimbursement.

(6) Redeemable Convertible Preferred Stock

On June 15, 2000, the Company completed a private placement of 10,000 shares of 7% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series B Preferred Stock") together with 2,500,000 warrants to purchase common stock at $4.00 per share, for aggregate proceeds of $10 million, before issuance costs of $680,000. Dividends are 7% per annum payable in cash or common stock (at the Company's option) beginning September 1, 2000 and continuing quarterly thereafter through June 1, 2003. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date (the "Average Price").

The Series B Preferred Stock is mandatorily redeemable on May 31, 2003 in cash or common stock at the then Average Price, at the Company's option. Early redemption may be required at the option of the holder on December 1, 2000, and June 1, 2001, and under certain circumstances and may be exercised at the option of the Company under other circumstances. Mandatory redemption events include change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. The Series B Preferred Stock is convertible to common stock at $4.00 per share and the warrants are exercisable at any time up to June 1, 2003 at $4.00 per share.

The Company assigned an aggregate value of $3,283,582 to the warrants ($1.31 per share) using an option pricing model with the following assumptions: value of underlying stock of $4.50, exercise price of $4.00 per share, volatility of 60%, risk-free interest rate of 6.50%, and contractual term of three years. The warrant value was recorded to additional paid-in capital and is being accreted to the Series B Preferred Stock over 5 1/2 months, the earliest redemption period.

After consideration of the warrant value and the in-the-money conversion price at the commitment date, the Series B Preferred Stock has a "beneficial conversion feature" of $5,213,582 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature is considered an additional return to the preferred stockholders in the determination of net loss applicable to the common shareholders.

The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was altered, in accordance with its terms, upon the issuance of the Series B Preferred Stock on June 15, 2000. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $4.00 from a floor of $7.00 and a ceiling of $11.86. This change caused an increase in the value of the beneficial conversion feature in the amount of $1,250,000 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

Additionally, with respect to the holders of the Series A Preferred Stock, the Company was required to increase the number of warrants to purchase common stock granted to them from 410,000 to 1,215,650 and decrease the warrant exercise price to $4.00 from $11.86. These changes caused an increase in the value of the warrants from $1,330,450, calculated at the original issuance of the warrants, to $2,340,127. The revised value was calculated using an option pricing model with the value of the underlying stock of $4.50, exercise price of $4.00, volatility rate of 60%, a risk free interest rate of 6.5% and the contractual term of the warrants. This increase in warrant value of $1,009,677 has been recognized as an additional return to the Series A preferred stockholders through a charge to accumulated deficit and an increase to additional paid-in capital. The incremental warrant value provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

(7) Subsequent Events

On July 15, 2000, the Company issued 30,389 shares of common stock in payment of the quarterly dividend requirement of $125,000 on the Series A Preferred Stock.

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

RESULTS OF OPERATIONS

Three and six month periods ended June 30, 2000 and 1999. The Company's net loss for the three and six month periods ended June 30, 2000 were $5,429,216 and $9,697,055, as compared to net loss of $2,954,172 and $5,604,135 for the comparable periods of 1999. Net loss per common share for the three and six month periods ended June 30, 2000 were $1.41 and $1.89, as compared to net loss per common share of $0.62 and $0.95 for the same periods of 1999.

The increase in the loss for the three and six month periods ended June 30, 2000 was largely due to expenses relating to materials, manufacturing supplies and other production-related goods, hiring additional manufacturing personnel, increased activities, completion of the validation of facilities, equipment and procedures, regulatory costs and licensing requirements. In addition, FY 2000 depreciation expenses were substantially higher as equipment which was previously under construction was placed into service in January 2000.

Revenues for the three and six month period ended June 30, 2000 were $1,222,985 and $2,854,005 as compared to $1,386,747 and $1,993,833 for the same periods in 1999. Gross profit (loss) for the three and six month periods ended June 30, 2000 were ($1,628,869) and ($2,017,369) as compared to $183,758 and $562,213 for the same periods in 1999. The decrease in revenues for the three month period was attributable to a decrease in sales of accelerator components, while product sales and development contract income increased. The increase in revenues for the six month period was attributable to the sales of finished brachytherapy seeds of $1,080,285 and development contract income of $817,845 which offset decreases in equipment sales and lower revenues from International Isotopes, Idaho, Inc. A significant portion of the increase in development contract revenues is attributable to the $1.3 million contract signed with NeoRx Corporation (NeoRx) to provide plant development for a manufacturing facility which will produce NeoRx's Skeletal Radiotherapy product. The Company received a $600,000 cash payment from NeoRx during the quarter ended March 31, 2000 and had deferred revenue in the amount of $52,158 at June 30, 2000 related to the contract. The decrease in gross profit was caused by the Company increasing its production capacity in anticipation of increased future production levels and manufacturing activities.

Operating expenses increased to $3,311,057 and $6,770,523 for the three and six month periods ended June 30, 2000 compared to $3,188,405 and $6,263,464 for the same periods of 1999. Salaries and contract labor expenses for the three and six month periods ended June 30, 2000 were $385,933 and $891,187 as compared to $432,261 and $839,850 for the same periods of 1999, a decrease of $46,328 and an increases of $51,337 respectively. General, administrative and consulting expenses totaled $1,552,052 and $2,954,617 for the three and six month periods ended June 30, 2000 as compared to $739,501 and $1,961,608 for the same periods of 1999, increases of $812,551 and $993,009 respectively. Sales and marketing expenses decreased to $104,186 and $189,200 for the three and six month periods ended June 30, 2000 as compared to $191,391 and $503,126 for the corresponding periods of 1999. The increase in operating expenses was attributable to increases in personnel for production, marketing, quality control, environmental health and safety, and administrative personnel as the Company expanded its organizational structure and began limited operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, materials related to manufacturing and increased depreciation expense as more equipment and facilities commenced operations. Product development costs of $1,268,886 and $2,735,519 were incurred during the three and six month periods ended June 30, 2000 as compared to $1,825,252 and $2,958,880 for the corresponding periods of 1999.

Interest income during the three and six month periods ended June 30, 2000 was $28,837 and $63,882 as compared to $52,973 and $99,614 for the comparable periods of 1999, decreases of $24,136 and $35,732 respectively. The decreases in interest income for the three and six month periods ended June 30, 2000 compared to the comparable periods of 1999 were attributable to a reduction in the invested funds available from various private placements which were used to fund the Company's facilities construction, equipment purchases and operations. Interest expense for the three and six month periods ended June 30, 2000 was $518,127 and $973,045 as compared to $2,498 and $2,498 for the comparable periods of 1999 during which time the Company had capitalized most of its interest costs as construction of the Company's facilities was in progress. As facilities and construction in progress were completed, interest costs no longer qualified for capitalization and were expensed as incurred.

Liquidity and Capital Resources

On June 30, 2000 the Company had cash and cash equivalents of $5,314,022 compared to $2,990,300 at December 31, 1999. For the six months ended June 30, 2000, net cash used in operating activities of $9,408,115 and net cash used in investing activities, for capital expenditures, of $768,787 were provided by financing activities of $12,500,624. Capital expenditures are expected to remain relatively constant for the remainder of 2000 as we complete the facilities, LINAC and equipment purchases necessary for the production of our initial product lines.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors and loans from stockholders and directors.

On February 1, 2000, the Company initiated a private placement of its equity securities. The securities were offered at $5.50 per unit, which included one share of common stock and a warrant to purchase one-half an additional share of common stock at $5.50 per share. A total of 1,054,652 shares of common stock (plus warrants to purchase an additional 527,326 shares) were issued for gross proceeds of $5,800,586. Commissions in the amount of $422,410 were paid to the placement agent, resulting in net proceeds of $5,378,176.

On June 15, 2000, the Company completed a private placement of 10,000 shares of 7% cumulative redeemable convertible $0.01 par value $1,000 face value Series B preferred stock together with 2,500,000 warrants to purchase common stock at $4.00 per share, for aggregate proceeds of $10 million, before issuance costs of $680,000, resulting in net proceeds of $9,320,000. The Series B Preferred Stock is mandatorily redeemable on May 31, 2002 in cash or common stock, at the Company's option. Early redemption may be required at the option of the holders on December 1, 2000 and June 1, 2001, and in the event of other circumstances, such as change in control, suspension or delisting from NASDAQ or BSE, or other circumstances.

Although there can be no assurance, the Company expects that revenues will continue to increase, providing more funds for operations and capital expenditures. Until such time that sufficient revenues levels are attained, management will continue to seek additional resources through the sale of its equity instruments. The Company is currently negotiating additional financing. Although there can be no assurance, management anticipates closing the financing in the near future. The Company recognizes that any additional short-term financing may not be adequate to meet its currently anticipated working capital and capital expenditure requirements.

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

PART II.   OTHER INFORMATION

Item 2. Changes in Securities

In January of 2000, the Company elected to issue common stock in payment for the quarterly dividend on its Series A redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 19,370 shares of common stock at $6.45 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest price for the period.

On February 1, 2000, the Company initiated a private placement of its equity securities. The securities were offered at $5.50 per unit, which included one share of common stock and a warrant to purchase one-half an additional share of common stock at $5.50 per share. A total of 1,054,652 shares of common stock (plus warrants to purchase an additional 527,326 shares) were issued for gross proceeds of $5,800,586. Commissions in the amount of $422,410 were paid to the placement agent, resulting in net proceeds of $5,378,176.

On June 15, 2000, the Company completed a private placement of 10,000 shares of 7% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series B Preferred Stock") together with 2,500,000 warrants to purchase common stock at $4.00 per share, for aggregate proceeds of $10 million, before issuance costs of $680,000. Dividends are 7% per annum payable in cash or common stock (at the Company's option) beginning September 1, 2000 and continuing quarterly thereafter through June 1, 2003. The Series B Preferred Stock is convertible into common stock at a price of $4.00 per share.

The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was altered, in accordance with its terms, upon the issuance of the Series B Preferred Stock on June 15, 2000. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $4.00 from a floor of $7.00 and a ceiling of $11.86. Additionally, the Company was required to increase the number of warrants granted from 410,000 to 1,215,650 and decrease the exercise price to $4.00 from $11.86.

On July 15, 2000, the Company issued 30,389 shares of common stock in payment of the quarterly dividend requirement of $125,000 on the Series A Preferred Stock.

Item 5. Other Information

On April 24, 1998, the Company agreed to reimburse MACTEC, Inc ("MACTEC") for decreases in market value of the Company's common stock issued as part of the acquisition of International Isotopes Idaho, Inc. from MACTEC. Under the agreement, one-half of the reimbursement was made at April 24, 1999 and on April 24, 2000 the Company advanced to MACTEC $1,586,908, for final reimbursement for decreases in the market value of the common stock. William Nicholson, chairman of the board of directors, made a loan to the Company in the amount of $1,500,000 with which to fund the reimbursement.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

27.1     Financial Data Schedule

Reports on Form 8-K:

The Company filed form 8-K on June 27, 2000 regarding the issuance of Series B redeemable convertible preferred stock through a private placement and the resulting adjustments to the Series A redeemable convertible preferred stock conversion price and warrant exercise price.

The Company filed form 8-K on February 11, 2000 regarding the issuance of equity securities through a private placement of common stock and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       International Isotopes Inc.
                                       (Registrant)


                                       By: /s/ Paul E. Landers
                                           -------------------------------------
                                           Paul E. Landers
                                           Chief Financial Officer

                                       By: /s/ David M. Camp, Ph.D.
                                           -------------------------------------
                                           David M. Camp, Ph.D.
                                           President and Chief Executive Officer
Date:  August 14, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
------                -----------
 27.1          Financial Data Schedule