Form 10-Q
period 2000-09-30
INTERNATIONAL ISOTOPES INC
filed 2000-11-20
CIK 1038277

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2000



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

As of November 8, 2000 the number of shares of Common Stock, $.01 par value, outstanding was 10,366,602.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS


                                                                                                      Page No.
PART I  - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999.                                                                 3

                  Unaudited Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2000 and 1999, and for the Nine Months
                  Ended September 30, 2000 and 1999                                                      4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the 5 Nine Months Ended September 30, 2000 and 1999.                                   5

                  Notes to Unaudited Condensed Consolidated Financial Statements.                        7

         Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                  12

PART II - OTHER INFORMATION:

         Item 2 - Changes in Securities                                                                 15

         Item 5 - Other Information                                                                      17

         Item 6 - Exhibits and Reports on Form 8-K                                                       17

                    INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                  Unaudited Condensed Consolidated Balance Sheets


                                                                                         September 30,      December 31,
 Assets                                                                                       2000                1999
-------                                                                                 ---------------    ---------------
Current assets:
    Cash and cash equivalents                                                           $     2,619,778    $     2,990,300
    Accounts receivable                                                                       1,934,137            765,367
    Inventories                                                                               3,739,779          2,421,434
    Prepaids and other current assets                                                           934,393          1,179,040
                                                                                        ---------------    ---------------
       Total current assets                                                                   9,228,087          7,356,141

Property, plant and equipment, net                                                           41,846,945         40,734,736

Goodwill, net                                                                                 1,174,144          1,394,302
Intangibles and other assets                                                                  1,991,785          2,063,847
                                                                                        ---------------    ---------------
       Total assets                                                                     $    54,240,961    $    51,549,026
                                                                                        ===============    ===============

   Liabilities, Redeemable Convertible Preferred Stock, and Stockholders' Equity

Current liabilities
    Accounts payable                                                                    $     3,932,228    $     2,077,051
    Accrued liabilities                                                                       1,235,416          1,105,273
    Current portion of lease obligations                                                      1,493,206          1,346,958

    Current installments of mortgage and notes payable to banks                               2,611,717            524,843
                                                                                        ---------------    ---------------
       Total current liabilities                                                              9,272,567          5,054,125

Non-current portion of lease obligations                                                      2,504,296          3,053,025
Mortgage and notes payable to banks, excluding current installments                          13,614,032         13,953,679
                                                                                        ---------------    ---------------
       Total liabilities                                                                     25,390,895         22,060,829

Redeemable convertible preferred stock, net                                                  17,397,537          8,392,475
    (liquidation value of $20,000,000 at September 30, 2000 and
       $10,000,000 at December 31, 1999)

Stockholders' equity
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        20,000 shares issued and outstanding                                                         --                 --
    Common stock, $0.01 par value; 50,000,000 shares authorized, issued and outstanding 9,742,293 shares at September 30, 2000
       and 8,569,074 shares at December 31, 1999                                                 97,422             85,689
    Additional paid-in capital                                                               67,123,406         48,828,561
    Accumulated deficit                                                                     (55,128,299)       (27,178,528)
    Receivable from stockholders                                                               (640,000)          (640,000)
                                                                                        ---------------    ---------------
       Total stockholders' equity                                                            11,452,529         21,095,722
                                                                                        ---------------    ---------------
       Total liabilities and stockholders' equity                                       $    54,240,961    $    51,549,026
                                                                                        ===============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations



                                                           Three Months ended September 30,       Nine Months ended September 30,
                                                                 2000              1999               2000               1999
                                                           --------------     --------------     --------------     --------------
Revenue:
   Sales of product                                             1,532,994     $      692,749     $    3,569,154     $    1,926,763
   Development contract income                                    537,880             68,532          1,355,725            127,351
   Sale of accelerator components                                      --              6,790                 --            707,790
                                                           --------------     --------------     --------------     --------------
     Total revenue                                              2,070,874            768,071          4,924,879          2,761,904
Cost of revenue:
   Cost of products                                             3,369,314            674,369          7,937,406          1,747,522
   Cost of development contract                                   327,274                 --            630,556                 --
   Cost of accelerator components                                      --                 --                 --            358,467
                                                           --------------     --------------     --------------     --------------
     Gross profit (loss)                                       (1,625,714)            93,702         (3,643,083)           655,915
                                                           --------------     --------------     --------------     --------------
 Operating costs and expenses:
   Salaries and contract labor                                    734,996            476,507          1,626,183          1,316,357
   Sales and marketing                                            178,913            173,432            368,113            676,558
   Product development                                                 --          1,646,509          2,735,519          4,605,389
   General, administrative and consulting                       1,799,029            987,109          4,753,646          2,948,717
                                                           --------------     --------------     --------------     --------------
     Total operating expenses                                   2,712,938          3,283,557          9,483,461          9,547,021
                                                           --------------     --------------     --------------     --------------
     Operating loss                                            (4,338,652)        (3,189,855)       (13,126,544)        (8,891,106)

Other income (expense):
   Loss on disposal of assets held for sale                            --            (42,967)                --            (42,967)
   Interest income                                                 49,648             58,589            113,530            158,203
   Interest expense                                              (500,677)            (8,168)        (1,473,722)           (10,666)
                                                           --------------     --------------     --------------     --------------
     Net loss                                                  (4,789,681)        (3,182,401)       (14,486,736)        (8,786,536)

Preferred stock dividend, deemed dividends
   and accretion of discount                                   (4,563,761)          (113,320)       (12,960,557)        (1,529,830)
                                                           --------------     --------------     --------------     --------------
Net loss applicable to common shareholders                 $   (9,353,442)    $   (3,295,721)    $  (27,447,293)    $  (10,316,366)
                                                           ==============     ==============     ==============     ==============
Net loss per common share - basic and diluted              $        (0.97)    $        (0.39)    $        (2.90)    $        (1.30)
                                                           ==============     ==============     ==============     ==============
Weighted average common shares outstanding -
   basic and diluted                                            9,686,222          8,485,055          9,480,620          7,963,503
                                                           ==============     ==============     ==============     ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows



                                                                          Nine Months ended September 30,
                                                                               2000               1999
                                                                          -------------     -------------
Cash flows from operating activities:
     Net loss                                                             $ (14,486,736)    $  (8,786,536)
     Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                         2,508,022         1,209,513
        (Gain) loss on sale or donation of assets                                    --            42,967
        Services compensated by stock issuance                                  469,783                --
        Changes in operating assets and liabilities:
              Accounts receivable                                            (1,168,770)         (353,018)
              Other assets                                                      316,709          (120,114)
              Inventory                                                      (1,318,345)         (261,662)
              Accounts payable                                                1,495,563           139,520
              Accrued liabilities                                               130,143          (164,957)
                                                                          -------------     -------------
                   Net cash used in operating activities                    (12,053,631)       (8,294,287)
                                                                          -------------     -------------
Cash flows from investing activities:
     Purchase of fixed assets                                                (2,290,646)       (4,868,016)
     Proceeds from sale of assets held for sale                                      --           320,613
                                                                          -------------     -------------
                 Net cash used in investing activities                       (2,290,646)       (4,547,403)
                                                                          -------------     -------------
Cash flows from financing activities:
     Payment of contingent consideration - MAC Isotopes, Inc.                (1,266,441)         (869,559)
     Proceeds from issuance of redeemable convertible
        preferred stock and warrants                                          9,320,000         4,700,000
     Proceeds from issuance of common stock,
        net of issuance costs                                                 5,450,264        10,053,692
     Payments on capital leases                                              (1,152,295)         (646,144)
     Proceeds from issuance of debt                                           4,641,579                --
     Principal payments on notes payable                                     (2,894,352)       (3,185,965)
     Payments of preferred stock dividends                                     (125,000)               --
                                                                          -------------     -------------
                 Net cash provided by financing activities                   13,973,755        10,052,024
                                                                          -------------     -------------
Net increase in cash and cash equivalents                                      (370,522)       (2,789,666)
Cash and cash equivalents at beginning of period                              2,990,300         6,371,704
                                                                          -------------     -------------
Cash and cash equivalents at end of period                                $   2,619,778     $   3,582,038
                                                                          =============     =============




                                   (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows


                                                                Nine Months ended September 30,
                                                                     2000             1999
                                                                -------------    --------------
Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized         $   1,473,722    $       10,666
                                                                =============    ==============
Supplemental disclosure of noncash transactions:
     Common stock issued for preferred stock dividend           $     425,000    $           --
                                                                =============    ==============
     Capital expenditures included in accounts payable          $     462,849    $      215,342
                                                                =============    ==============
     Common stock issued for prepayment of royalties            $          --    $    1,000,000
                                                                =============    ==============
     Acquisition of equipment through capital leases            $     749,814    $    3,981,965
                                                                =============    ==============





See accompanying notes to unaudited condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


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

Prior to initial production in late 1999, the Company had devoted substantially all of its efforts to the acquisition and construction of the LINAC project and related assets, pharmaceutical production and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas, product development income, initial sales of I-125 brachytherapy seeds and sales of reactor-produced products from International Isotopes Idaho Inc. ("I4"). Additionally, the Company has derived operating capital from the sales of equipment. The Company has financed its operations in part through private placements of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997. The Company utilized funds obtained from these financings to increase its capital assets primarily through the assembly and upgrade of the LINAC for efficient production of radioisotopes and radiopharmaceuticals, as well as construction and acquisition of manufacturing facilities, and other production equipment.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, Gazelle Realty and I4. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared without audit and in accordance with generally accepted accounting principles, for interim periods, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position as of September 30, 2000, the results of its operations for the three and nine-month periods ended September 30, 2000 and 1999, and its cash flows for the nine-month periods ended September 30, 2000 and 1999. This information should be read in conjunction with the Company's audited consolidated financial statements as set out in the Company's annual report on Form 10-K filed March 30, 2000.

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


(2) Current Developments and Liquidity

The Company has experienced cumulative losses of $39,309,154 since inception and has principally funded operations and plant and equipment expenditures from proceeds from public and private placements of equity. The Company has also borrowed funds under short and long-term borrowing arrangements. The Company has incurred an operating loss for the nine months ended September 30, 2000 of $14,486,736 and has funded operations through the issuance of preferred and common stock aggregating $14,770,264 in net cash proceeds. The Company has also had net borrowings under note payable arrangements of $1,747,227 (a short term note from William Nicholson, chairman of the board of directors, in the amount of $1,165,986, an increase of $860,900 in the revolving line of credit, with Texas State Bank, secured by accounts receivable, a long term note payable of $100,000 through Eastern Idaho Economic, secured by the building located at 4317 Commerce Circle, Idaho Falls, ID, and principal payments of $379,659 to Texas State Bank on the long term note payable), exclusive of capital lease transactions for equipment.

The Company is currently considering several strategic alternatives. The alternatives, all or some of which may be acted upon, consist of the following. In November 2000, The Company signed a nonbinding letter of intent with a third party to sell its brachytherapy seed business. The arrangement is subject to completion of due diligence by the prospective buyer and negotiation of the terms of the transaction. If the transaction is consummated, it is expected to close by December 31, 2000. The net book value of the tangible equipment related to the brachytherapy seed business is $4,944,410 at September 30, 2000 and the value of the intangible assets, which consist of prepaid royalties, is $651,508 at September 30, 2000.

International Isotopes is also currently seeking buyers for the LINAC, including related real property and improvements. The net book value of equipment, land and improvements related to the LINAC is $23,025,578 at September 30, 2000. There can be no assurance that the proceeds from the sale of the LINAC will be sufficient to recover the recorded asset amounts. Accordingly, the Company may realize a loss on the sale of the LINAC, if such sale is consummated.

The Company is also actively marketing its administration building, land and related improvements as well as other real property. The net book value of the building, land and improvements available for sale is $1,128,785 at September 30, 2000. There can be no assurance that the proceeds from the sales of these assets will be sufficient to recover the recorded amounts. Accordingly, the Company may realize a loss on the sale of the building and other real property and improvements if such sales are consummated.

The Company has also entertained offers from other companies for the remaining radiopharmaceutical and I4 business, however no arrangements have been entered into nor has the Company determined that these businesses should be divested of as of the time of this filing. The net book value of tangible and intangible assets associated with these businesses is $21,041,866 and $3,448,814, respectively at September 30, 2000. There can be no assurance that the sales proceeds obtained from the sale of these businesses will be sufficient to recover the recorded asset amounts. Accordingly, in the event the Company enters into transactions to sell these businesses, the Company may realize a loss on the sale of these businesses.

As part of the decision to sell the LINAC, the Company terminated 30 employees in November 2000. Severance costs related to the employee terminations approximate $125,000. Additional headcount reductions could take place in the fourth quarter ended December 31,2000, related to other strategic decisions by the Company.

The Company intends to undertake all or a combination of the above strategic alternatives in order to either generate proceeds sufficient to fund remaining operations or to provide an adequate return for the Company's shareholders. International Isotopes will continue to seek alternative forms of financing to sustain operations while its strategies are implemented. The Company is in negotiations with its financial institution lender and other key vendors to restructure debt service and other cash obligations while the above strategies are implemented. There can be no assurance that the Company's strategies, including debt restructuring, will be successfully implemented or that if implemented, that such strategies will generate sufficient cash proceeds to fund the remaining operations for the foreseeable future. In the event the Company is unable to generate sufficient financing, its operations would be significantly curtailed.


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

At September 30, 2000, the Company had 1,085,400 common stock options and 7,312,376 common stock warrants outstanding. Potentially dilutive securities, comprised of redeemable convertible preferred stock issued in May 1999, October 1999 and June 2000, stock options and warrants have not been considered in the computation of diluted net loss per common share since their inclusion would be anti-dilutive.


(4) Inventories

Inventories consist of the following at September 30, 2000 and December 31, 1999


                                                  September 30, 2000       December 31, 1999
                                                  ------------------       -----------------
Raw materials                                     $         1,120,488      $         564,354
Work in progress                                            2,234,676              1,798,718
Finished goods                                                384,615                 58,362
                                                  ------------------       -----------------
                                                  $        3,739,779       $       2,421,434
                                                  ==================       =================


(5) Common Stock

In September of 2000, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $175,000 dividend payment by issuing 49,808 shares of common stock at $3.51 per share, the average closing price of the common stock for the preceding 5 trading days.

In August of 2000, the Company issued stock, in two transactions, to certain employees as compensation for services provided. On August 18, 2000 the Company issued 14,000 shares of common stock at $4.06 per share for a total value of $56,875. On August 23, 2000 the Company issued 5,000 shares of common stock at $3.88 per share for a total value of $19,375.

In July of 2000, the Company elected to issue common stock in payment for the quarterly dividend on the Series A redeemable convertible preferred stock. The Company satisfied the $125,000 second quarter dividend payment by issuing 30,389 shares of common stock at $4.11 per share, the average closing price of the common stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

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

On April 24, 1998, the Company agreed to reimburse MACTEC, Inc ("MACTEC") for decreases in market value of the Company's common stock issued as part of the acquisition of International Isotopes Idaho, Inc. from MACTEC. Under the agreement, one-half of the reimbursement was made at April 24, 1999 and on April 24, 2000 the Company advanced to MACTEC $1,586,908, for final reimbursement for decreases in the market value of the common stock. William Nicholson, chairman of the board of directors, made a loan to the Company in the amount of $1,500,000 with which to fund the reimbursement. MACTEC sold on open market the 79,708 shares of common stock and paid the net proceeds of $320,466 to the Company in August of 2000.

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

The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was altered, in accordance with its terms, upon the issuance of the Series B Preferred Stock on June 15, 2000. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $4.00 from a floor of $7.00 and a ceiling of $11.86. This change caused an increase in the value of the beneficial conversion feature in the amount of $1,250,000 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

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

The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was again altered, in accordance with its terms, on August 22, 2000 upon the 180 day reset of the exercise price of warrants issued with common stock during the February, 2000 private placement. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $3.38 from $4.00. This change caused an increase in the value of the beneficial conversion feature in the amount of $719,320 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

Additionally, with respect to the holders of the Series A Preferred Stock, the Company was required to increase the number of warrants to purchase common stock granted to them from 1,215,650 to 1,438,640 and decrease the warrant exercise price to $3.38 from $4.00. These changes caused an increase in the value of the warrants from $2,340,127, calculated at the original issuance of the warrants and previously adjusted by the Series B issuance, to $2,474,461. The revised value was calculated using an option pricing model with the value of the underlying stock of $4.00, exercise price of $3.38, volatility rate of 60%, a risk free interest rate of 6.5% and the contractual term of the warrants. This increase in warrant value of $134,334 has been recognized as an additional return to the Series A preferred stockholders through a charge to accumulated deficit and an increase to additional paid-in capital. The incremental warrant value provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

(7) Subsequent Events

On October 4, 2000, the Company issued 100,000 shares to Stonegate Securities for services provided in connection with the private placement of common stock and warrants closed in February 2000. The stock was issued at $3.88 per share for a total consideration of $387,500.

On October 15, 2000, the Company issued 34,151 shares of common stock in payment of the quarterly dividend requirement of $125,000 on the Series A Preferred Stock.

On October 20, 2000, holders of 1,783 shares of Series B redeemable convertible preferred stock, with a face value of $1,783,000, converted their preferred stock to 445,750 shares of common stock at the conversion price of $4.00 per share. In addition, on October 20, 2000, the Company elected to pay prorated dividends on the converted shares of $17,097, by issuing 6,104 shares of common stock at $2.80 per share.

On October 26, 2000, the Company issued 25,000 shares of common stock to an employee as compensation for services provided.

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

RESULTS OF OPERATIONS

Three and nine month periods ended September 30, 2000 and 1999. The Company's net loss for the three and nine month periods ended September 30, 2000 were $4,789,681 and $14,486,736, as compared to net loss of $3,182,401 and $8,786,536 for the comparable periods of 1999. Net loss per common share for the three and nine month periods ended September 30, 2000 were $0.97 and $2.90, as compared to net loss per common share of $0.39 and $1.30 for the same periods of 1999.

The increase in the loss for the three and nine month periods ended September 30, 2000 was largely due to expenses relating to materials, manufacturing supplies and other production-related goods, hiring additional manufacturing personnel, increased activities, completion of the validation of facilities, equipment and procedures, regulatory costs and licensing requirements. In addition, FY 2000 depreciation expenses were substantially higher as equipment which was previously under construction was placed into service in January 2000.

Revenues for the three and nine month period ended September 30, 2000 were $2,070,874 and $4,924,879 as compared to $768,071 and $2,761,904 for the same periods in 1999. Gross profit (loss) for the three and nine month periods ended September 30, 2000 was ($1,625,714) and ($3,643,083) as compared to $93,702 and
$655,915 for the same periods in 1999. The increase in revenues for the three and nine month periods were attributable to the sales of finished brachytherapy seeds and development contract income which offset decreases in equipment sales and lower revenues from I(4). A significant portion of the increase in development contract revenues is attributable to the $1.3 million contract signed with NeoRx Corporation (NeoRx) to provide plant development for a manufacturing facility which will produce NeoRx's Skeletal Radiotherapy product. The decrease in gross profit was caused by the Company increasing its production capacity in anticipation of increased future production levels and manufacturing activities.

Operating expenses decreased to $2,712,938 and $9,483,461 for the three and nine month periods ended September 30, 2000 compared to $3,283,557 and $9,547,021 for the same periods of 1999. Salaries and contract labor expenses for the three and nine month periods ended September 30, 2000 were $734,996 and $1,626,183 as compared to $476,507 and $1,316,357 for the same periods of 1999, an increase of $258,489 and $309,826 respectively. General, administrative and consulting expenses totaled $1,799,029 and $4,753,646 for the three and nine month periods ended September 30, 2000 as compared to $987,109 and $2,948,717 for the same periods of 1999, increases of $811,920 and $1,804,929 respectively. Sales and marketing expenses increased to $178,913 and decreased to $368,113 for the three and nine month periods ended September 30, 2000 as compared to $173,432 and $676,558 for the corresponding periods of 1999. The increase in operating expenses was attributable to increases in personnel for production, marketing, quality control, environmental health and safety, and administrative personnel as the Company expanded its organizational structure and began limited operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, materials related to manufacturing and increased depreciation expense as more equipment and facilities commenced operations. Product development costs of $0 and $2,735,519 were incurred during the three and nine month periods ended September 30, 2000 as compared to $1,646,509 and $4,605,389 for the corresponding periods of 1999.

Interest income during the three and nine month periods ended September 30, 2000 was $49,648 and $113,530 as compared to $58,589 and $158,203 for the comparable periods of 1999, decreases of $8,941 and $44,673 respectively. The decreases in interest income for the three and nine month periods ended September 30, 2000 compared to the comparable periods of 1999 were attributable to a reduction in the invested funds available from various private placements which were used to fund the Company's facilities construction, equipment purchases and operations. Interest expense for the three and nine month periods ended September 30, 2000 was $500,677 and $1,473,722 as compared to $8,168 and $10,666 for the comparable periods of 1999 as construction of the Company's facilities was in progress. As facilities and construction in progress were completed, interest costs no longer qualified for capitalization and were expensed as incurred.


Liquidity and Capital Resources

On September 30, 2000 the Company had cash and cash equivalents of $2,619,778 compared to $2,990,300 at December 31, 1999. For the nine months ended September 30, 2000, net cash used in operating activities of $12,053,631 and net cash used in investing activities, for capital expenditures, of $2,290,646 were provided by financing activities of $13,973,755.

The Company has experienced cumulative losses of $39,309,154 since inception and has principally funded operations and plant and equipment expenditures from proceeds from public and private placement of equity. The Company has also borrowed funds under short and long-term borrowing arrangements. The Company has incurred an operating loss for the nine months ended September 30, 2000 of $14,486,736 and has funded operations through the issuance of preferred and common stock aggregating $14,770,264 in net cash proceeds. The Company has also had net borrowings under note payable arrangements of $1,747,227 (a short term note from William Nicholson, chairman of the board of directors, in the amount of $1,165,986, an increase of $860,900 in the revolving line of credit, with Texas State Bank, secured by accounts receivable, a long term note payable of $100,000 through Eastern

Idaho Economic, secured by the building located at 4317 Commerce Circle, Idaho Falls, ID, and principal payments of $379,659 to Texas State Bank on the long term note payable), exclusive of capital lease transactions for equipment.

The Company is currently considering several strategic alternatives. The alternatives, all or some of which may be acted upon, consist of the following. In November 2000, the Company signed a nonbinding letter of intent with a third party to sell its brachytherapy seed business. The arrangement is subject to completion of due diligence by the prospective buyer and negotiation of the terms of the transaction. If the transaction is consummated, it is expected to close by December 31, 2000. The net book value of the tangible equipment related to the brachytherapy seed business is $4,944,410 at September 30, 2000 and the value of the intangible assets, which consist of prepaid royalties, is $651,508 at September 30, 2000.

International Isotopes is also currently seeking buyers for the LINAC, including related real property and improvements. The net book value of equipment, land and improvements related to the LINAC is $23,025,578 at September 30, 2000. There can be no assurance that the proceeds from the sale of the LINAC will be sufficient to recover the recorded asset amounts. Accordingly, the Company may realize a loss on the sale of the LINAC, if such sale is consummated.

The Company is also actively marketing its administration building, land and related improvements as well as other real property. The net book value of the building, land and improvements available for sale is $1,128,785 at September 30, 2000. There can be no assurance that the proceeds from the sales of these assets will be sufficient to recover the recorded amounts. Accordingly, the Company may realize a loss on the sale of the building and other real property and improvements if such sales are consummated.

The Company has also entertained offers from other companies for the remaining radiopharmaceutical and I4 business, however no arrangements have been entered into nor has the Company determined that these businesses should be divested of as of the time of this filing. The net book value of tangible and intangible assets associated with these businesses is $21,041,866 and $3,448,814, respectively at September 30, 2000. There can be no assurance that the sales proceeds obtained from the sale of these businesses will be sufficient to recover the recorded asset amounts. Accordingly, in the event the Company enters into transactions to sell these businesses, the Company may realize a loss on the sale of these businesses.

As part of the decision to sell the LINAC, the Company terminated 30 employees in November 2000. Severance costs related to the employee terminations approximate $125,000. Additional headcount reductions could take place in the fourth quarter ended December 31,2000, related to other strategic decisions by the Company.

The Company intends to undertake all or a combination of the above strategic alternatives in order to either generate proceeds sufficient to fund remaining operations or to provide an adequate return for the Company's shareholders. International Isotopes will continue to seek alternative forms of financing to sustain operations while its strategies are implemented. The Company is in negotiations with its financial institution lender and other key vendors to restructure debt service and other cash obligations while the above strategies are implemented. There can be no assurance that the Company's strategies, including debt restructuring, will be successfully implemented or that if implemented, that such strategies will generate sufficient cash proceeds to fund the remaining operations for the foreseeable future. In the event the Company is unable to generate sufficient financing, its operations would be significantly curtailed.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, and SFAS 138, Accounting for Certain Derivatives Instruments and Certain Hedging Activities, require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The provisions of this statement are effective for the Company as of January 1, 2001. The impact of adopting this statement on January 1, 2001, will not be determinable until December 31, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, and is effective July 1, 2000. The adoption of this interpretation did not have a material effect on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not expect our adoption of the provisions of this bulletin to have a material effect on our results of operations or financial position.

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

In July of 2000, the Company elected to issue common stock in payment for the quarterly dividend on its Series A redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 30,389 shares of common stock at $4.11 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest price for the period.

In August of 2000, the Company issued stock, in two transactions, to certain employees as compensation for services provided. On August 18, 2000 the Company issued 14,000 shares of common stock at $4.06 per share for a total consideration of $56,875. On August 23, 2000 the Company issued 5,000 shares of common stock at $3.88 per share for a total consideration of $19,375.

In September of 2000, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $175,000 dividend payment by issuing 49,808 shares of common stock at $3.51 per share, the average closing price of the common stock for the preceding 5 trading days.

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

The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was again altered, in accordance with its terms, on August 22, 2000 upon the 180 day reset of the exercise price of warrants issued with common stock during February, 2000 private placement. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $3.38 from $4.00. Additionally, the Company was required to increase the number of warrants granted from 1,215,650 to 1,435,454 and decrease the warrant exercise price to $3.38 from $4.00.

On October 2, 2000, the Company issued 13,304 shares of common stock in connection with the Employee Stock Purchase Plan, at a price of $2.55 per share for a total consideration of $33,925.

On October 4, 2000, the Company issued 100,000 shares to Stonegate Securities for services provided in connection with the private placement of common stock and warrants closed in February 2000. The stock was issued at $3.88 per share for a total expense of $387,500.

On October 15, 2000, the Company issued 34,151 shares of common stock in payment of the quarterly dividend requirement of $125,000 on the Series A Preferred Stock.

On October 20, 2000, holders of 1,783 shares of Series B redeemable convertible preferred stock, with a face value of $1,783,000, converted their preferred stock to 445,750 shares of common stock at the conversion price of $4.00 per share. In addition, on October 20, 2000, the Company elected to pay prorated dividend on the converted shares of $17,097, by issuing 6,104 shares of common stock at $2.80 per share

On October 26, 2000, the Company issued 25,000 shares of common stock to an employee as compensation for services provided.


Item 4. Submission of Matters to a Vote of Security Holders

On August 23, 2000, a special meeting of shareholders was held. The purpose of the meeting was to vote on the following:

         1. To amend the Company's Articles of Incorporation to increase from 20,000,000 to 50,000,000 the number of shares of Common Stock the Company is authorized to issue.

         2. To approve the Company's issuance of Common Stock upon conversion of its 7% Series B Convertible Redeemable Preferred Stock and the exercise of certain Warrants.

         3.       To approve the Company's 2000 Employee Stock Purchase Plan.

Proxies representing 5,133,595 shares, 53.23% of the 9,634,096 shares outstanding, were received prior to the vote. Proposition 1 to increase the number of authorized shares passed by a vote of 4,793,139 for, 320,287 against and 20,169 abstaining. Proposition 2 to approve the issuance of Common Stock upon conversion of the Series B Preferred Stock passed by a vote of 4,658,398 for, 396,804 against and 78,393 abstaining. Proposition 3 to approve the Company's Employee Stock Purchase Plan passed by a vote of 4,873,650 for, 161,794 against and 98,151 abstaining.


Item 5. Other Information

On April 24, 1998, the Company agreed to reimburse MACTEC, Inc ("MACTEC") for decreases in market value of the Company's common stock issued as part of the acquisition of International Isotopes Idaho, Inc. from MACTEC. Under the agreement, one-half of the reimbursement was made at April 24, 1999 and on April 24, 2000 the Company advanced to MACTEC $1,586,908, for final reimbursement for decreases in the market value of the common stock. William Nicholson, chairman of the board of directors, made a loan to the Company in the amount of $1,500,000 with which to fund the reimbursement. MACTEC sold on open market the 79,708 shares of common stock and paid the net proceeds of $320,466 to the Company in August of 2000.


Item 6. Exhibits and Reports on Form 8-K

Exhibits:

27.1     Financial Data Schedule

Reports on Form 8-K:

The Company filed a form 8-K on June 27, 2000 regarding the issuance of Series B redeemable convertible preferred stock through a private placement and the resulting adjustments to the Series A redeemable convertible preferred stock conversion price and warrant exercise price.

The Company filed form 8-K on February 11, 2000 regarding the issuance of equity securities through a private placement of common stock and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      International Isotopes Inc.
                                      (Registrant)


                                      By: /s/ Paul E. Landers
                                         --------------------------------------
                                         Paul E. Landers
                                         Chief Financial Officer

                                      By: /s/ David M. Camp, Ph.D.
                                         --------------------------------------
                                         David M. Camp, Ph.D.
                                         President and Chief Executive Officer


Date:  November 20, 2000

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
   27.1     Financial Data Schedule