Form 10-K405
period 2000-12-31
INTERNATIONAL ISOTOPES INC
filed 2001-10-01
CIK 1038277

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended December 31, 2000

                                       OR

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to
                                         -----------    --------------

                             Commission file number
                                     0-22923

                           INTERNATIONAL ISOTOPES INC
             (Exact name of registrant as specified in its charter)

                    Texas                   74-2763837
          (State of incorporation)         (IRS Employer
                                        Identification Number)

                 4137 Commerce Circle
                  Idaho Falls, Idaho                      83401
      (Address of principal executive offices)          (zip code)

                                 (208) 524-5300
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of August 31, 2001 the number of shares of common stock, $.01 par value, outstanding was 17,831,696 shares.

                           INTERNATIONAL ISOTOPES INC

                                    FORM 10-K

                              PRELIMINARY STATEMENT

         Since May 15, 2000, International Isotopes Inc, (together with its wholly owned Idaho subsidiary, International Isotopes Idaho Inc., hereafter referred to as the "Company" or "I(3)") has stated that our cash, cash equivalents and cash that may be generated from operations may be insufficient to meet our anticipated cash needs. In late 2000, after it was apparent that we could not raise the additional equity financing we needed, we indicated that the Company would pursue strategic alternatives to sell certain assets in order to continue operations.

         On January 16, 2001, the Company completed the sale of the Woodrow Spencer office and warehouse facility located in Denton, Texas for proceeds of $950,000, less closing costs of $63,811. The facility had a net book value of $1,095,962 December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge related to this facility in the amount of $209,773. The Company used the proceeds to reduce its revolving line of credit by $863,890 (including accrued interest of $23,400) and fund operating expenses with the remaining amounts. On April 20, 2001, the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation ("NeoRx") for cash proceeds of $12.0 million and warrants to purchase 800,000 shares of NeoRx common stock. The assets acquired by NeoRx had a net book value of approximately $11,304,724 at December 31, 2000. The Company used the proceeds to repay net advances made by NeoRx in the amount of $861,060, reduce its note payable to a commercial lender by $1,296,469 (including interest of $36,578), reduce its revolving line of credit by $2,614,023 (including accrued interest of $45,857), reduce its capital lease obligations by $3,291,289, repay a portion of the $1,145,000 note payable to William Nicholson, the former Chairman of the Board for $348,000 and fund other operating expenses. On April 27, 2001, the Company completed the sale of its brachytherapy seed assets ("Seed Assets") to Imagyn Medical Technologies, Inc. ("Imagyn") for cash proceeds of approximately $5.0 million. The Seed Assets had a net book value of $5,416,294 at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge of $416,294 related to these assets. The Company used the proceeds to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce its note payable to a commercial lender by $4,645,582 (including accrued interest of $25,768), reduce capital lease obligations by $145,632 and fund other operating expense in the amount of $100,000.

         In order to further reduce the Company's debt obligations, the Company plans to sell the Shady Oaks/LINAC ("Linear Accelerator") facility, property in Waxahachie, Texas, and excess LINAC components. The Company has signed a definitive asset sales agreement dated June 6, 2001 to sell the Shady Oaks/LINAC radioisotope production facility for net proceeds of approximately $7.7 million. This sale is expected to close during the fourth quarter of 2001. The net book value of the Shady Oaks/LINAC assets was $23,053,925 at December 31, 2000. Based on the anticipated sales prices, the Company recorded an impairment charge as of December 31, 2000 in the amount of $15,889,765 to write down the assets to estimated fair value less costs to sell. The property in Waxahachie, Texas has a net book value of $409,531. Based on an external appraisal conducted, the Company believes that proceeds from the sell of this property will be in excess of its net book value. Based on discussions with potential buyers, the Company expects to sell the excess LINAC components for more than $800,000. (The sale of the Woodrow Spencer facility, Radiopharmaceutical Manufacturing Facility, the Seed Business, the Shady Oaks/LINAC, the Waxahachie property and the excess LINAC components are referred to as the "Asset Sales").

         In April 2001, the Company also successfully completed a composition of creditors pursuant to which we were able to reduce our trade debt by $825,330, as 90% of our unsecured creditors agreed to accept a payment equal to 50% of the amount owed to them. In addition, we have reduced our secured bank debt substantially and anticipate the possibility of reducing it further upon the closing of the Shady Oaks/LINAC asset sale.

         The company emerging subsequent to the Asset Sales will consist solely of our I(4) Idaho operations and the size and nature of the business will be substantially less in scope. In addition, the Company is not expected to generate sufficient cash flow to meet our operational needs during the remainder of 2001. As such, the continuance of our business for the foreseeable future is dependent on our ability to secure additional financing or generate cash from operations with respect to the Idaho operations.

         Any person considering an investment in any of our securities is urged to consider both the risk that the Company could cease operations and the risk that our securities will be worthless subsequent to completion of the Asset Sales. All of the statements set forth in this report are qualified by reference to those facts. Please see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to us and an investment in our securities.

INTERNATIONAL ISOTOPES INC

FORM 10-K

TABLE OF CONTENTS

                                                                        Page No.
Part I.

Item 1.   Business .....................................................   6
Item 2.   Properties ...................................................   9
Item 3.   Legal Proceedings ............................................  10
Item 4.   Submission of Matters to a Vote of Securities-Holders ........  10

Part II.

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters ..................................  10
Item 6.   Selected Financial Data ......................................  12
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  13
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.....  21
Item 8.   Consolidated Financial Statements.............................  21
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  21

Part III.

Item 10.  Directors and Executive Officers of Registrant ...............  21
Item 11.  Executive Compensation .......................................  25
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ...............................................  30
Item 13.  Certain Relationships and Related Transactions ...............  31

Part IV.

Item 14.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K ......................................  31

Power of Attorney ......................................................  32
Signatures .............................................................  33

PART I

Item 1.  BUSINESS

GENERAL

         International Isotopes Inc, a Texas corporation (together with its wholly owned subsidiary, International Isotopes Idaho Inc. ("I(4)") hereafter referred to as "we" or the "Company" or "I(3)") was initially formed to produce, market and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research and industry. The Company's strategy was to establish a position in the market as the first U.S. based independent commercial manufacturer of a broad range of radioisotopes, pharmaceutical grade radioisotopes and finished radiopharmaceuticals, including medical devices (on a contract or joint venture basis) for the nuclear medicine industry.

         In furtherance of that strategy, I(3) acquired the proton linear accelerator ("LINAC") and related assets, redesigned and reconfigured the LINAC for production of radioisotopes, acquired land and designed and constructed facilities for the production and distribution of radioisotopes, radiopharmaceuticals and brachytherapy products.

         The Company's 35,000 square foot building housing the Radioisotope Production Facility was completed in September 1998. We had also completed a 27,000 square foot building housing the Administration, Manufacturing and Service Facility for corporate offices and construction of production equipment. In addition, we constructed a 25,000 square foot finished radiopharmaceutical production suite in the Radiopharmaceutical Manufacturing Facility and also remodeled the separate 12,000 square foot building located at this site for installation of the Cyclotron used in the production of short-lived isotopes and certain research isotopes.

         During 1999, the Company concentrated its efforts on making a transition from a development stage enterprise to an operating manufacturing company with a focus on finished radiopharmaceuticals. The steps needed to make this transition proved to be more costly and complex than anticipated, causing the Company to miss many of our milestones. In addition, we were conducting testing and final modifications for operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration. The challenges we encountered while bringing the LINAC into regular operations were also more complicated than originally estimated. As the year progressed we found it necessary to make strategic changes in our structure and plans.

RECENT DEVELOPMENTS

During late 2000, it became apparent that the Company was not going to be successful in completing a third round of preferred stock funding. Since the Company had been a development stage company with virtually no other sources of funds than additional financing, this funding was essential to continue operations. As a result, the Company investigated and pursued several alternatives in an attempt to salvage its business. First, we pursued several partnering relationships with customers. These attempts were not successful primarily due to the Company's weak financial condition. We also considered seeking relief or liquidation under Chapter 11 and Chapter 7 of the Bankruptcy Code, respectively. It was concluded that bankruptcy was not the best option for the Company or creditors since it was likely that the claims of secured and unsecured creditors and bankruptcy administration costs would exceed the realizable value of our assets and that unsecured creditors and shareholders would receive nothing due to radiation license liabilities, the anticipated difficulty in selling assets containing radioactive materials, and the probable loss of critical highly skilled employees. Without these key employees the assets' value to a potential purchaser would be greatly diminished.

         Therefore, the Company decided to pursue a strategy of divestiture outside of bankruptcy to attempt to maximize value for our creditors and shareholders. From November 2000 until the present, the Company laid off 183 personnel and closed two of its operating facilities. As of July 31, 2001, the Company had 16 employees in Denton, Texas and in Idaho. Following the Asset Sales described in more detail below, the Company will have 13 employees located at our I(4) facility in Idaho.

         Since early December 2000, banking institutions and entities that have acquired certain of the Company assets have funded continuing operations. The Company's primary lender increased our borrowing capacity in the amount of $2.4 million and NeoRx Corporation ("NeoRx") advanced the Company $930,000, which was converted to purchase price upon consummation of the sale of our Radiopharmaceutical Manufacturing Facility.

         On January 16, 2001, the Company completed the sale of the Woodrow Spencer office and warehouse facility located in Denton, Texas for proceeds of $950,000, less closing costs of $63,811. The facility had a net book value of $1,095,962 December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge related to this facility in the amount of $209,773. The Company used the proceeds to reduce its revolving line of credit by $863,890 (including accrued interest of $23,400) and fund operating expenses with the remaining amounts.

         On April 20, 2001, the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation ("NeoRx") for $12.0 million in cash and warrants to purchase 800,000 shares of NeoRx common stock. The assets acquired by NeoRx had a net book value of $11,304,724 at December 31, 2000. The Company used the proceeds to repay net advances made by NeoRx in the amount of $861,060, reduce its note payable to a commercial lender by $1,296,469 (including interest of $36,578), reduce its revolving line of credit by $2,614,023 (including accrued interest of $45,857), reduce its capital lease obligations by $3,291,289, repay a portion of the $1,145,000 note payable to William Nicholson, the former Chairman of the Board for $348,000 and fund other operating expenses.

         On April 27, 2001, the Company completed the sale of its brachytherapy seed assets (the "Seed Business") to Imagyn Medical Technologies, Inc. ("Imagyn") for cash proceeds of approximately $5.0 million. The assets acquired by Imagyn had a net book value of $5,416,294 at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge of $416,294 related to these assets. The Company used the proceeds to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce its note payable to a commercial lender by $4,645,582 (including accrued interest of $25,768), reduce capital lease obligations by $145,632 and fund other operating expense in the amount of $100,000.

         On June 6, 2001, the Company signed a definitive asset purchase agreement with Antich Medical Imaging, Inc. ("AMII") to sell the Shady Oaks/LINAC facility for net proceeds of approximately $7.7 million. This sale is expected to close during the fourth quarter of 2001. In anticipation of the sale, the Company recorded a $15.9 million charge to write down the related assets to estimated fair value less costs to sell.

ONGOING OPERATIONS

         Subsequent to completion of the transactions discussed above, the Company will consist solely of the I(4) Idaho operations. As such, the operations will be substantially scaled back in size and scope. In addition, we do not expect to generate positive cash flow this year and will continue to be dependent on external financing for the foreseeable future.

         Earlier this year I(4) terminated its commercial use subcontract agreement that was first established in 1996 at the Idaho National Engineering and Environmental Laboratory. This contract had permitted access to the Idaho research reactor for isotope production but also included the high cost of facility operations. This contract was terminated in an effort to curtail costs. As a substitute, two new agreements have been put in place with the current site contractor. These new agreements are for i) providing contract labor support services for operations of the Department of Energy ("DOE") owned hot cells facility and ii) access to the reactor facility for continued isotope production. The end result of these contract changes has been a reduction in the cost of operations and continued reactor access for isotope sales in cobalt, nickel, and iridium. However, these contracts expire September 30, 2001 and it is likely that the hot cell labor services will not be continued after that time. Without continued hot cell access the commercial isotope production in the reactor would have to be suspended until I(4) can reestablish isotope processing capability in its Idaho Falls facility.

INDUSTRY OVERVIEW AND TARGET MARKETS

         The industry and markets which require or involve the use of radioactive material are diverse. Our current I(4) operations involve several of these diverse applications. First, our radioisotope production supplies bulk materials, which are used in a variety of industrial applications and medical devices. Second, we purchase from third parties machine produced radioisotopes in order to manufacture medical flood sources, which are used for operational checks on gamma camera systems. Finally, we support the packaging and measurement of gemstones that have undergone reactor irradiation for color enhancement.

PRODUCTS

         Reactor Produced Radioisotopes - we produce several radioisotopes in bulk form for sale as raw ingredients for several products. Iridium-192 is supplied to various customers who manufacture sealed sources for industrial radiography. High activity Cobalt-60 is supplied in bulk for customers to manufacture external radiation therapy devices. Nickel-63 is supplied in bulk form to customers, which incorporate this radioisotope into a variety of devices and detection equipment components.

         Flood Source Contract Manufacture - I(4) is an exclusive contract manufacturer of flood sources for RadQual Inc. The flood sources are used for the daily operational quality control checks of SPECT or Planar Imaging gamma cameras. These gamma cameras are a fundamental imaging modality used in thousands of nuclear medicine and cardiovascular imaging centers around the country.

         Gemstone Processing - We also package gemstone for irradiation in a reactor, and then process this material (by cleaning and measurement) following irradiation. The irradiation process is used for color enhancement of the gemstone. We provide this service on a subcontract basis only.

COMPETITION

         Each of our various production and manufacturing areas is subject to significant competition. Reactor produced radioisotopes are supplied by many reactor facilities around the world including two domestic sources (the University of Missouri Research Reactor and the High Flux Isotope Reactor located in Oak Ridge Tennessee). Most radioisotopes from reactors are produced in bulk form, are very competitively priced, and offer small margins for profit. Medical flood sources are being produced by several other manufacturers in the U.S. and overseas, including Isotope Products Laboratory, North American Scientific Inc., and Nycomed Amersham. There are several producers of Gemstone who utilize the irradiation process for color enhancement and engage the services of other companies to provide pre and post irradiation processing.

MANUFACTURING

         Quality assurance and quality control are performed according to current Good Manufacturing Practices ("GMP") regulations and NQA-1. The Company maintains quality control, and is responsible for the quality of all components, containers, in-process materials, labeling and final products.

GOVERNMENT REGULATION

         The Company has obtained a license from the Nuclear Regulatory Commission, Region IV which permits use and possession of by-product material. The scope of this license includes radioactive gemstone processing, environmental sample monitoring, and various research and development activities.

         REGULATION OF RADIOISOTOPE PRODUCTION AND RADIOACTIVE WASTE. The manufacture of radioisotopes and radiopharmaceuticals is subject to extensive federal regulation. Prior to commencing operations in our newly leased Idaho facility, I(4) obtained approval from the Nuclear Regulatory Commission. The new production facility will not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, will not be designated as a "fixed nuclear facility". We are not subject to regulation by the Department of Energy, except for those remaining isotope production operations taking place at the Idaho National Engineering Laboratory.

         Pursuant to the Low Level Radioactive Waste Policy Act of 1980, states are required to assure the safe disposal of mildly radioactive materials. The disposal of radioactive waste is regulated in Idaho by the Nuclear Regulatory Commission, Region IV. Radioactive waste produced falls into the category of low-level radioactive waste as the production and processing of radioisotopes generate a certain amount of low-level, solid radioactive waste.

         OTHER REGULATIONS. In the event we enter into agreements with suppliers to acquire neutron-produced research and therapeutic radioisotopes we will be subject to additional regulations of the Nuclear Regulatory Commission.

EMPLOYEES

         As of July 31, 2001, the Company had 16 full-time employees, consisting of 3 executive officers, 11 additional production, scientific and professional personnel and 2 administrative personnel. As a condition of the Asset Sales, the Company identified 38 employees who perform functions in connection with the Radiopharmaceutical Manufacturing Facility and the Seed Business. In conjunction with the Asset Sales, the purchasers, Imagyn and NeoRx, offered employment to these employees at their discretion. Following completion of the Asset Sales, the remaining Company employees will be located at the Idaho facilities and consist of 13 full time employees. The employees remaining following the Asset Sales will include 1 executive officer, 1 radiation safety officer, 2 administrative personnel, and 9 professionals, supervisors and technicians.

ITEM 2.  PROPERTIES

         In November 1997, the Company purchased an 80,000 square foot office/manufacturing facility and a 12,000 square foot warehouse referred to as our "Radiopharmaceutical Manufacturing Facility". Total cost for this facility, located on 12 acres at 3100 Jim Christal Road, Denton, Texas, including improvements for offices, furnishings, HVAC, and a suite of production clean rooms and equipment, was approximately $9,300,000. The 12,000 square foot warehouse houses the 42 MeV Cyclotron, donated by MD Anderson Cancer Center to the University of North Texas ("UNT"), which was remodeled and operated by the Company under a lease with UNT to produce short-lived and research radioisotopes. On April 20, 2001 the Company completed the sale of the Radiopharmaceutical Manufacturing Facility including the Cyclotron lease to NeoRx.

         In early 1998, the Company completed construction of a 27,000 square foot facility, for administration, manufacturing and services located on 1.6 acres in Denton, Texas at a cost of $ 1,260,000. This facility was sold for gross proceeds of $950,000 in January, 2001. Also in 1998, the Company completed construction of the building housing its 35,000 square foot Radioisotope Production Facility devoted to the LINAC at an approximate cost of $7,524,000. This building is located on 20 acres of land in an Industrial Research Park in Denton, Texas acquired by the Company in 1996. In June 2001 the Company entered into an agreement to sell this facility including the LINAC to AMII for net proceeds of approximately $7.7 million. This transaction is expected to close in the fall of 2001.

         In March 1998, the Company purchased 115 acres of land in Waxahachie, Texas from the State of Texas at a cost of $424,000. This site includes a building with 25,059 square feet that can be used as a secondary accelerator production and testing site. The Company is actively seeking to sell this property. There can be no assurance that the proceeds from the sale will be sufficient to recover the recorded amounts. Accordingly, the Company may realize a loss on the sale if such sale is consummated.

         I(4) also holds a 5-year lease with purchase options on a new 6,500 square foot facility located in Idaho Falls. This facility is currently licensed under the Nuclear Regulatory Commission and is being used for processing of irradiated gemstone and contract manufacturing of flood sources for RadQual
LLC.

ITEM 3. LEGAL PROCEEDINGS

         On January 4, 2000, a petition was filed in the 393rd Judicial District Court, Denton County, Texas, Cause No. 2000-60001-393, Carl Seidel vs. International Isotopes, Inc. Carl Seidel ("Seidel"), the former CEO and President of the Company, alleging a breach of contract with regard to the payment of severance in connection with his departure from the Company and with regard to reimbursement for tax liability incurred by Seidel in connection with the exercise of Seidel's incentive stock options. Seidel sought $270,375.00 in severance and $373,523.00 as reimbursement for tax liability. On April 10, 2001, the Company settled the case with Mr. Seidel for $35,000.

         During 2000-2001 the Company was a defendant in several law suits involving creditor and supplier claims. The Company has settled each of these claims.

         The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         Prior to the completion of our IPO in August 1997, there was no established public trading market for our Common Stock. At that time the Company's Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol of "INIS". The Company was also listed on the Boston Stock Exchange under the symbol "ITL". High and low sales prices reported by Nasdaq during the periods indicated are shown below:

                        Fiscal Year                Quarter     High             Low

                           1999                      1st      $16.625          $8.6250
                           1999                      2nd      $16.875          $7.6250
                           1999                      3rd      $ 10.00          $4.3125
                           1999                      4th      $  8.50          $4.5625

                           2000                      1st      $10.375          $5.250
                           2000                      2nd      $  7.00          $4.000
                           2000                      3rd      $  4.50          $2.813
                           2000                      4th      $ 4.438          $0.094

         On January 3, 2001 we were formally notified that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we were provided 90 calendar days to regain compliance with this Rule. On April 3, 2001, we were notified that our securities had been delisted.

         On July 31, 2001, there were over 260 holders of record of the Common Stock (although we believe that the number of beneficial owners of Common Stock is approximately 3,500). The closing price on July 31, 2001 of a share of common stock was $0.05. We have never paid any cash dividends on the common stock, and the Board of Directors does not anticipate paying cash dividends on common stock in the near future. We intend to retain any future earnings, if any, to provide funds for the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 15, 2000, we completed a private placement of 10,000 shares of 7% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series B Preferred Stock") together with 2,500,000 warrants to purchase common stock at $4.00 per share, for aggregate proceeds of $10 million, before issuance costs of $595,000. This issuance was exempt from federal securities registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder. Dividends are 7% per annum payable in cash or common stock (at the Company's option) beginning September 1, 2000 and continuing quarterly thereafter through June 1, 2003. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date (the "Average Price").

         The Series B Preferred Stock is mandatorily redeemable on May 31, 2003 in cash or common stock at the then Average Price, at the Company's option. When originally issued, holders of Series B Preferred Stock could require early redemption on December 1, 2000 and June 1, 2001. Mandatory redemption events included change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. In March, 2001, the holders of Series B Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series B Preferred Stock is now convertible to common stock at a fixed price of $2.00 per share and the warrants are exercisable at any time up to June 1, 2003 at $4.00 per share, subject to adjustment in the case of stock splits or stock dividends. As consideration for these concessions, we distributed to the holders of Series B Preferred Stock an aggregate of 360,850 Warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx.

         Also in March, 2001 the Company and the holders of Series A Preferred Stock modified the terms of the Series A Preferred Stock to reset the conversion price at $2.00, subject to modification only in certain cases, such as stock splits or dividends. In consideration for their agreement to modify the terms of their preferred stock, the Series A holders were distributed an aggregate of 439,150 Warrants to purchase NeoRx common stock, which the Company had received from NeoRx in connection with the sale of the Radiopharmaceutical Manufacturing Facility.

         On October 4, 2000, we issued 100,000 shares to Stonegate Securities for services provided in connection with a private placement of common stock and warrants that closed in February 2000. The stock was issued at $3.88 per share for a total consideration of $387,500. This issuance was exempt from federal securities registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder.

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

         On October 26, 2000, we issued 25,000 shares of common stock valued at $43,750, to an employee as compensation for services provided. This issuance was exempt from federal securities registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D adopted thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historic financial data for the period from November 1, 1995 (inception) through December 31, 1996 and each of the four years ended December 31, 1997 to 2000. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto of the Company included on the pages immediately following the index to Consolidated Financial Statements appearing on pages F-1.




                                                                                   Year ended December 31,
                                                              2000                1999               1998               1997
                                                            ------------       ------------       ------------       ------------
Revenues                                                    $  6,277,065       $  3,689,524       $  2,009,165       $    135,765
                                                            ------------       ------------       ------------       ------------

Cost of Revenue                                               13,463,009          2,850,950          1,130,574             79,287
Operating costs and expenses                                  13,433,278         14,610,731          6,537,948          4,515,834
Impairment of long-lived assets                               17,975,043                 --                 --                 --
                                                            ------------       ------------       ------------       ------------
    Operating loss                                          $(38,594,265)      $(13,772,157)      $ (5,659,357)      $ (4,459,356)
                                                            ------------       ------------       ------------       ------------

    Net loss                                                $(40,983,720)      $(14,097,606)      $ (5,519,405)      $ (4,370,960)

Preferred stock dividends, deemed dividend and
    accretion of discount                                    (14,884,922)        (2,356,111)                --                 --

Net loss applicable to common stockholders                  $(55,868,642)      $(16,453,717)      $ (5,519,405)      $ (4,370,960)
                                                            ============       ============       ============       ============
Net loss per common share - basic and diluted                      (5.77)             (2.03)             (0.84)             (0.92)
                                                            ============       ============       ============       ============

Weighted average common shares outstanding
    basic and diluted                                          9,686,303          8,110,521          6,534,987          4,750,561
                                                            ============       ============       ============       ============


Cash and cash equivalents and investments                   $    642,554       $  2,990,300       $  6,371,704       $ 13,284,194
Property and equipment (net)                                     455,541         40,734,736         32,350,399          6,280,760
Total assets                                                  29,584,819         51,549,026         45,302,703         21,122,038
Long-term debt, excluding current portion                      2,093,752         17,006,704         15,258,597          3,053,818
Redeemable convertible preferred stock, net of discounts      17,337,954          8,392,475                 --                 --
Total stockholders' equity (deficit)                         (13,750,809)        21,599,200         23,892,622         15,925,640

                                                                  Period of
                                                                November 1, 1995
                                                              (inception) through
                                                               December 31, 1996
                                                              -------------------
Revenues                                                        $    775,102
                                                                ------------

Cost of Revenue                                                      263,440
Operating costs and expenses                                         883,637
Impairment loss                                                           --
                                                                ------------
    Operating loss                                              $   (371,975)
                                                                ------------

    Net loss                                                    $   (834,446)

Preferred stock dividends, deemed dividend and
    accretion of discount                                                 --

Net loss applicable to common stockholders                      $   (834,446)
                                                                ============
Net loss per common share - basic and diluted                          (0.43)
                                                                ============

Weighted average common shares outstanding
    basic and diluted                                              1,918,538
                                                                ============


Cash and cash equivalents and investments                       $    331,397
Property and equipment (net)                                       1,060,816
Total assets                                                       3,007,179
Long-term debt, excluding current portion                                 --
Redeemable convertible preferred stock, net of discounts                  --
Total stockholders' equity (deficit)                                 309,908

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

         During 2000, it became apparent that we were not going to be successful in completing a third round of preferred stock funding. Since we had been a development stage company with virtually no other sources of funds than additional financing, this funding was essential to continue operations. As a result, we investigated and pursued several alternatives in an attempt to salvage the business. First, we pursued several partnering relationships with customers. These attempts were not successful primarily due to our weak financial condition. We also considered seeking relief or liquidation under Chapter 11 and Chapter 7 of the Bankruptcy Code, respectively. We concluded that bankruptcy was not the best option for the Company or our creditors as the claims of secured creditors and unsecured creditors and bankruptcy administration costs would exceed the realizable value of our assets and unsecured creditors and shareholders would receive nothing due to the radiation license liabilities, the anticipated difficulty in selling assets containing radioactive materials, and the probable loss of critical highly skilled employees. Without these key employees the assets' value to a potential purchaser would be greatly diminished.

         Therefore, we decided to pursue a strategy of divestiture outside of bankruptcy to attempt to maximize value for our creditors and shareholders. Since early December 2000, banking institutions and entities that have acquired certain Company assets have funded our continuing operations. Our primary lender increased our borrowing capacity in the amount of $2.4 million and NeoRx advanced the Company $930,000, which was converted to purchase price upon consummation of the sale of our Radiopharmaceutical Manufacturing Facility.

         On March 20, 2001, we signed an asset purchase agreement with NeoRx to sell our Radiopharmaceutical Manufacturing Facility for $12.0 million in cash and warrants to purchase 800,000 shares of NeoRx common stock. The purchase price was reduced by the $930,000 previously advanced by NeoRx. The transaction closed on April 20, 2001. The net book value of the tangible equipment was approximately $11.3 million at December 31, 2000. The net proceeds from the sale were used to repay the aforementioned advance from NeoRx and, along with the $6 million note payable assumed by NeoRx, reduced long-term debt approximately $3.9 million and reduced capital lease obligations by $3.3 million. The remaining funds were used to pay closing costs totaling $383,000 and to satisfy various creditor obligations.

                  On March 20, 2001, we signed a letter of intent with Imagyn to sell the brachytherapy seed assets for cash proceeds of approximately $5.0 million. The transaction closed on April 27, 2001. The net book value of the tangible equipment related to this transaction was $5.4 million at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge of $416,294 related to these assets at

December 31, 2000. The proceeds were used to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce the note payable to a commercial lender by $4,645,582 (including accrued interest of $25,768), reduce capital lease obligations by $145,632 and fund other operating expense in the amount of $100,000.

         In April 2001, the Company also successfully completed a composition of creditors pursuant to which we were able to reduce our trade debt by $825,330, as 90% of our unsecured creditors agreed to accept a payment equal to 50% of the amount owed to them. In addition, we have reduced our secured bank debt substantially and anticipate the possibility of reducing it further upon the closing of the Shady Oaks/LINAC asset sale.

         Subsequent to the close of the asset sales to NeoRx Corporation and Imagyn Medical, Inc., in April and May of 2001, International Isotopes and Texas State Bank cooperated to restructure several of the notes and loans established for the company. A balance limit on the company's main commercial loan was reduced from $15,000,000 to $7,750,000 with an interest rate of 9.6% per annum and all principal and interest payments were suspended until the loan reaches maturity on January 27, 2002. The company's previous $5 million line of credit note was reduced to a $1 million line, also with an interest rate 9.6% per annum. Principal and interest payments on the line of credit have also been deferred until the maturity date of April 27, 2002. Immediately after closing approximately $400,000 was drawn against this line of credit to reduce the commercial loan to the limited amount of $7,750,000 and address miscellaneous legal expenses and payments made by Texas State Bank on the company's behalf. The balance of this line of credit is to be used to support the continuing cash needs of the company. Texas State Bank also opened a new $500,000 commercial line of credit with an interest rate of 9.6% per annum to support the interim operations of the Shady Oaks/LINAC facility pending the completion of the sale of that property and equipment. Principal and interest payments on this line of credit were also deferred until January 27, 2002. Funds from the closing were also used to pay $348,000 of the $1,145,000 note payable to William Nicholson, the former Chairman of the Board. The balance due Mr. Nicholson is $797,000 plus accrued interest.

         On June 6, 2001, the Company signed a definitive asset purchase agreement with AMII to sell the Shady Oaks/LINAC facility for net proceeds of $7.7 million. This sale is expected to close during the fourth quarter of 2001. In anticipation of the sale, we recorded a $15.9 million charge to write down the related assets to estimated fair value less costs to sell.

         Long-lived assets and certain identifiable intangibles are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company periodically reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets. The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation and available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop its products. As a result of the pending Asset Sales discussed above and the valuations completed for the year ended December 31, 2000, the Company reduced the net carrying value of goodwill and other intangibles by $1,897,249 and net property and equipment by $16,077,794.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2000 we had cash and cash equivalents of $642,554 compared to $2,990,300 at December 31, 1999. For the year ended December 31, 2000, net cash used in operating activities of $14,353,839 and net cash used in investing activities, for capital expenditures, of $2,389,851 were provided by financing activities of $14,395,944.

         The Company has incurred a net loss of $40,983,720 for the year ended December 31, 2000 and has an accumulated deficit of $83,047,170 since inception. The Company has principally funded operations and plant and equipment expenditures from proceeds from public and private sales of equity as well as through the Asset Sales, discussed above. The Company has also borrowed funds under short and long-term borrowing arrangements. As of December 31, 2000, we had net borrowings of $951,005 in the revolving line of credit, with Texas State Bank, secured by accounts receivable; a long term note payable of $94,095 to Eastern Idaho Economic, secured by an irrevocable letter of credit, with monthly principal and interest payments of $2,213; a note payable of 13,929,874 to Texas State Bank secured by substantially all of the assets of the company, with monthly installments of approximately $154,379, exclusive of capital lease transactions for equipment; a promissory note of $900,000 to NeoRx Corporation due in full by April 20, 2001; and a note payable to William Nicholson, the former chairman of the board, in the amount of $1,145,000.

         Subsequent to the close of the asset sales to NeoRx Corporation and Imagyn Medical, Inc., in April and May of 2001, International Isotopes and Texas State Bank cooperated to restructure several of the notes and loans established for the company. A balance limit on the company's main commercial loan was reduced from $15,000,000 to $7,750,000 with an interest rate of 9.6% per annum and all principal and interest payments were suspended until the loan reaches maturity on January 27, 2002. The company's previous $5 million line of credit note was reduced to a $1 million line, also with an interest rate 9.6% per annum. Principal and interest payments on the line of credit have also been deferred until the maturity date of April 27, 2002. Immediately after closing approximately $400,000 was drawn against this line of credit to reduce the commercial loan to the limited amount of $7,750,000 and address miscellaneous legal expenses and payments made by Texas State Bank on the company's behalf. The balance of this line of credit is to be used to support the continuing cash needs of the company. Texas State Bank also opened a new $500,000 commercial line of credit with an interest rate of 9.6% per annum to support the interim operations of the Shady Oaks/LINAC facility pending the completion of the sale of that property and equipment. Principal and interest payments on this line of credit were also deferred until January 27, 2002. Funds from the closing were also used to pay $348,000 of the $1,145,000 note payable to William Nicholson, the former Chairman of the Board. The balance due Mr. Nicholson is $797,000 plus accrued interest.

         In February 2000 we completed a private placement of common stock for proceeds of $5,378,177, net of fees. In June 2000 we completed a private placement of non-voting, 7% cumulative, redeemable, convertible, preferred stock with proceeds of approximately $9,400,000, net of fees.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES

Total revenues were $6,277,065 in 2000 as compared to $3,689,524 in 1999, an increase of $2,587,541 or 70.01%. The majority of the increase was related to product sales totaling $5,407,065 in 2000 as compared to $2,775,696 for 1999, an increase of $2,631,369 or 94.8%. The increase in product revenue is primarily attributable to the sale of brachytherapy seeds initiated in 2000. Product developmental income, related to ongoing product development contracts, was $870,000 in 2000 as compared to $206,038 for 1999, an increase of $663,962 or
322.3%. The increase in product development income is attributed to the increase in development contract revenues from a $1.3 million contract with NeoRx. The increases in sales, as discussed above, were offset by a one-time sale of our accelerator components in 1999 totaling $707,790 with no comparable revenue in 2000. The decrease in gross profit from $838,574 in 1999 to a negative $7,185,944 in 2000 is attributed to the Company increasing its production capacity in anticipation of increased future production levels and manufacturing activities as well as increased costs associated with the product development contract which was suspended in December 2000.

         COST OF REVENUES

         Cost of revenues included $11,530,234 for radioisotope sales for 2000 as compared to $2,274,029 for 1999. The increase of $9,256,205 is primarily attributable to the start-up and initial automation of brachytherapy seed manufacturing during 2000. Cost of development income was $1,932,775 for 2000 as compared to $2,631 for 1999. This increase is attributable to the of costs associated with the NeoRx contract. Cost of accelerator components sold was $0 for 2000 as compared to $574,290 for 1999. The decrease in the cost of accelerator components sold was due to the one time sale of the accelerator components in 1999.

         OPERATING COSTS AND EXPENSES

         Operating expense for 2000 was $31,408,321 as compared to $14,610,731 in 1999, an increase of $16,797,590 or 115%. Impairment losses recorded during 2000 accounted for $17,975,043 of the total increase. General and administrative expenses for 2000 were $7,808,770 as compared to $4,347,395 for 1999, an increase of $3,461,375 or 79.6%. The increase in general, administrative and consulting expense was attributable to increases in personnel for production, marketing, quality control, environmental health and safety, and administrative personnel as the Company expanded its organizational structure and began limited production operations. Other increases in operating expenses included increased insurance for property, general and product liability, license fees, supplies, materials related to manufacturing and increased depreciation expense as more equipment and facilities commenced operations. The increases as discussed above were partially off-set by a decrease in salaries, contract labor and product development expense which was $5,135,477 in 2000 as compared to $9,471,761 in 1999, a decrease of $4,336,284. Product development expenses are costs associated with the development and manufacturing of test products prior to commercial production. The decrease in Salaries, contract labor and product development expense is attributed to the Company's curtailment of new product development. Sales and marketing expense for 2000 was $489,031 as compared to $791,575 for 1999, a decrease of $302,544 or 38.2%. The decrease in sales and marketing expenses in 2000 was due to a reduction in the scope of our marketing effort.

         OTHER INCOME (EXPENSE)

         Other income (expense) for 2000 consisted of interest income and interest expense. Interest expense was $2,525,376 in 2000 as compared to $567,986 in 1999, an increase of $1,957,390. The increase is due to interest during 2000 being expensed during the entire year rather than partially capitalized since the construction of the manufacturing facilities and related equipment had been completed. The Company capitalized interest costs of $-0- in 2000 and $1,114,616 in 1999.

         Interest income was $135,921 in 2000 as compared to $242,537 in 1999, a decrease of $106,616. The decrease in interest income is attributable to a reduction in the invested funds available from various private placements which were used to fund the Company's facilities construction, equipment purchases and operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES

         Revenues for 1999 were $3,689,524 as compared to $2,009,165 in 1998, an increase of $1,680,359. Product sales were $2,775,696 for 1999 as compared to $1,422,711 for 1998, an increase of $1,352,985. I(4), a wholly owned subsidiary, provided $950,229 of this increase while initial sales of brachytherapy seeds provided an additional $402,738 during 1999. Product developmental income, related to our ongoing product development contracts, was $206,038 for 1999 as compared to $522,000 for 1998, a decrease of $315,962. The decrease was related to our emphasis on brachytherapy seed manufacturing as opposed to outside product development. Sales of our accelerator components were $707,790 for 1999 as compared to $64,454 for 1998, an increase of $643,336. Sales of accelerator components acquired from the State of Texas increased due to increased efforts to market the components.

         COST OF REVENUES

         Cost of revenues included $2,274,029 for radioisotope sales for 1999 as compared to $1,035,517 for 1998. The increase of $1,238,512 is attributable to increased sales from I(4), and initial sales of brachytherapy seeds during 1999. Cost of development income was $2,631 for 1999 as compared to $62,830 for 1998. This decrease is attributable to our emphasis on brachytherapy seed manufacturing as opposed to outside product development. Cost of accelerator components sold was $574,290 for 1999 as compared to $32,227 for 1998. The increase in the cost of accelerator components sold was due to the increase in accelerator components sold and the write off of costs associated with non-marketable components.

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

         COST OF REVENUES

         Cost of revenues included $1,035,517 for radioisotope sales for 1998 as compared to $-0- for 1997. The increase was attributable primarily to the acquisition of I(4), which provided us with our first product sales. Cost of development income was $62,830 for 1998 as compared to $-0- for 1997. This increase was attributable to our ongoing product development contracts that were signed in 1998. Cost of accelerator components sold was $32,227 for 1998 as compared to $79,287 for 1997. The decrease in the cost of accelerator components sold was due to the decrease in accelerator components sold.

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

FORWARD LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Commission, regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this Report, as well as factors contained in the Company's other securities filings.

         Generally, forward looking statements include words or phrases such as "management believes," the "Company anticipates," the "Company expects" and words and phrases of similar import. Forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995.

         All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

         INTERNATIONAL ISOTOPES HAS INCURRED AND MAY CONTINUE TO INCUR LOSSES. The Company has net losses for each fiscal period since its inception. From inception (in November 1995) through December 31, 2000 we had generated $12,886,621 in revenues and had accumulated a deficit (including preferred stock dividends and returns) in the amount of $83,047,170. The Company's history of operating losses has resulted in continued dependence upon additional external financing. Management's plans regarding its liquidity involved the successful execution of its 2000 business plan, including the successful commercialization of our products. We were unable to obtain the additional funds necessary to fund operations, complete the commissioning of the LINAC, and meet debt service requirements. Subsequent to the sale of the Radiopharmaceutical Manufacturing Facility, the Seed Business and the LINAC, we anticipate that the ongoing operations, consisting solely of I(4), will continue to incur net operating losses and negative cash flows for the foreseeable future and may never be profitable.

        WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OPERATIONS. In December 1998 and January 1999 we raised approximately $11.4 million through a private placement of our equity, net of issuance costs. In April 1999 we initiated a private placement of securities resulting in additional equity of $8,115,852. In May 1999, we completed a private placement of $10,000,000 in non-voting, 5% cumulative, redeemable, convertible preferred stock, which was funded $5,000,000 in May and $5,000,000 in October 1999. We raised an additional $5,400,000 in February 2000 through a private placement of our common stock. On June 15, 2000 we completed a private placement of $10,000,000 in non-voting, 7% cumulative, redeemable, convertible preferred stock. However, substantial additional funds were necessary to enter into manufacturing contracts, expand finished pharmaceutical manufacturing, increase radioisotope production, continue research and development relating to the application of our technology, and complete the FDA approval process for our manufacturing and processing facilities. We had intended to seek additional capital through public or private sales of our securities, including equity or debt securities, in order to fund our activities. However, we were unsuccessful in these efforts. As a result, we agreed to sell certain assets in an effort to repay creditors to the extent possible and maximize shareholder value.

         We anticipate that our remaining operations, I(4), will continue to incur losses throughout the remainder of 2001. As such, the ability of the Company to continue is dependant on our ability to achieve additional funding from third parties. If we are unable to secure sufficient funds, it may adversely affect our ability to continue as a viable entity. There can be no assurance that we will be able to obtain additional financing or obtain financing on terms acceptable to the Company.

         WE WILL CONTINUE TO BE DEPENDENT UPON OUR REMAINING FACILITIES AND EQUIPMENT TO FUNCTION PROPERLY IN ORDER TO PROVIDE CONSISTENT, TIMELY SHIPMENTS OF PRODUCTS THAT MEET OUR CUSTOMERS' SPECIFICATIONS. If we experience equipment failures or breakdowns we may be unable to satisfy our customers, which could result in the cancellation of contracts and the loss of revenues.

         OUR DOE CONTRACT IS SHORT TERM AND SUBJECT TO RENEGOTIATION. The Company has a contract with the DOE to provide contract labor services for operations of the DOE hot cells and access to the DOE reactors for continued radioisotope production. However, these contracts expire September 30, 2001 and it is likely that the hot cell labor services will not be continued after that time. Without continued hot cell access the commercial isotope production in the reactor would have to be suspended until I(4) can reestablish isotope processing capability in its Idaho Falls facility.

         OPERATIONAL HAZARDS (I.E., SPILLS, FAULTS, VENTILATION FAILURE, ETC.) COULD RESULT IN THE SPREAD OF CONTAMINATION WITHIN OUR IDAHO FACILITY AND REQUIRE ADDITIONAL FUNDING TO CORRECT. An irrevocable, automatic renewable letter of credit against a $130,000 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.

         TECHNOLOGY PROBABILITY AND EARLY STAGE PRODUCTION. Radioisotope production is a well-established process but relies upon operation of a Department of Energy reactor. Continued access to the reactor is not guaranteed. Additionally, reactor operation issues could adversely effect radioisotope production. The gemstone processing and medical flood source contract manufacturing operations are new processes and are likely to encounter some early stage process difficulties.

         GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS. Certain radioisotopes manufactured by I(4) are subject to the U.S. Nuclear Regulatory Commission regulations. To the extent these regulations are or become burdensome, our business development could be adversely affected. Medical flood sources are regulated by the Texas Department of Health as a sealed source and the I(4) manufacturing facility is registered with the Food and Drug Administration as a medical device manufacturing facility.

         WE ARE DEPENDENT UPON KEY PERSONNEL AND CONSULTANTS. Our ongoing operations will be dependent on Steve T. Laflin, president and general manager of I(4), and as of August 2001, president and CEO of the ongoing operations of I(3). We are highly dependent upon this person and the loss of this individual would have a material adverse effect on us. There is no assurance we will be able to retain our existing personnel or attract additional qualified employees.

         WE ARE DEPENDENT ON VARIOUS THIRD PARTIES IN CONNECTION WITH OUR BUSINESS OPERATIONS. The production of isotopes by I(4) is dependent upon the Department of Energy, who controls the reactor and laboratory operations, and its key operating contractor, who performs the day to day operations of those associated facilities. The gemstone production is tied to an exclusive agreement with Topaz Group, Inc and medical flood source manufacturing is tied to an exclusive contract with RadQual LLC.

         WE ARE SUBJECT TO COMPETITION FROM STRONGER COMPETITORS IN EACH OF OUR BUSINESS OPERATIONS. Each of the various production and manufacturing areas of I(4) has distinct features to competition. Reactor produced radioisotopes are supplied by many reactor facilities around the world including two domestic sources (the University of Missouri Research Reactor and the High Flux Isotope Reactor). Most radioisotopes from reactors are produced in bulk form, are very competitively priced, and offer small margins for profit. Medical flood sources are being produced by several other manufacturers in the U.S. and overseas. There are several producers of Gemstone who utilize the irradiation process for color enhancement and engage the services of other companies to provide pre and post irradiation processing. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than the Company. Accordingly, other companies may succeed in developing products earlier, or that are safer or more effective than those we propose to develop, and in obtaining FDA clearances for such products before our customers obtain approval.

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

         HOLDERS OF OUR SERIES A AND SERIES B PREFERRED STOCK HAVE THE RIGHT TO CONVERT THEIR PREFERRED STOCK INTO COMMON STOCK AND TO RECEIVE DIVIDENDS PAYABLE IN COMMON STOCK CAUSING SUBSTANTIAL DILUTION TO COMMON SHAREHOLDERS AND ULTIMATELY RESULTING IN CONTROL OF THE COMPANY BY THE CURRENT PREFERRED HOLDERS. The holders of our Series A and Series B preferred stock have the right to convert the principle amount of their shares into common stock at a conversion price of $2.00 per share, subject to adjustment in the case of stock splits or dividends. These holders also will continue to receive shares of common stock in payment of their preferred dividends (5% for the Series A and 7% for the Series
B) because the Company does not have funds to pay the dividends in cash. Since these stock dividends are payable based on the market price of the Company's common stock, which is currently only pennies per share, the preferred holders will most likely accumulate enough common shares through their dividend, conversion and redemption rights to control the Company's board of directors and management. Moreover, the Series A shares are redeemable in May and October 2002 and the Series B shares are redeemable in May 2003 in cash or stock at the then current market price. If the Company had to redeem the preferred stock using common stock issuable at the current market price, this would result in the preferred shareholders owning more that 90% of the outstanding common stock.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002, except that goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001. At December 31, 2000, the carrying amount of our unamortized goodwill and intangibles was zero as a result of the impairment charge recorded.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We have not yet determined the effects of this Standard on our financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on its long-term debt. The Company's exposure to interest rate risk relates to variable rate loans that are benchmarked to US bank prime lending rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's borrowing costs and cash flows of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 31, 2000 would be approximately $157,809.

ITEM 8. FINANCIAL STATEMENTS

The following financial statements are included herewith:

Independent Auditors' Report

Consolidated Balance Sheets of the Company as of December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity (deficit) for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information as of the date of this report with respect to the persons who are currently serving as directors and executive officers of the Company and those persons nominated to be elected as directors at the 2001 annual meeting.

NAME                                        AGE         POSITIONS
----                                        ---         ---------
David M. Camp                               51          Chairman of the Board
Steve T. Laflin                             44          Chief Executive officer and Director
Paul E. Landers                             54          Chief Financial Officer and Director
John M. McCormack                           55          Director
Robert J. Gary                              74          Director
Frederick J. Bonte, M.D.                    73          Director
Charles A. LeMaistre, M.D.                  77          Director
Randall O'Kane                              42          Director
Keith Allberg                               49          Director

         DAVID M. CAMP, PH.D., age 51, joined the Company in November 1999 as President and Chief Executive Officer. He was appointed by his fellow Board members to serve as Chairman of the Board in March 2001. He resigned as President and Chief Executive Officer in August 2001, but continues to serve as Chairman of the Board. From 1998 to 1999, Dr. Camp served as Vice President and General Manager of the Gas Systems Division of Millipore Corporation in Allen, Texas, where he had P&L responsibility for the global semiconductor component business. From 1996 to 1998, he served as President of Kayex Corporation, a division of General Signal, a manufacturer of major capital equipment for the semiconductor industry. From 1992 to 1995, he served as President and Chief Executive Officer for Evergreen Holding Corporation, a refiner of lubricating oils for the petroleum industry. Dr. Camp received an M.B.A. from Rensselaer Polytechnic Institute in 1984. He also received a Ph.D. and M.S. in chemical engineering form Massachusetts Institute on Technology in 1979 and 1974, respectively. He also received a B.S. in chemical engineering from the University of South Carolina in 1972.

         STEVE T. LAFLIN, age 44 has served as President and General Manager of the Company's wholly owned subsidiary, I(4), since April 1998. He was elected to the Board of Directors by the other directors to fill a vacant seat in June 2001. From October 1996 until April 1998 Mr. Laflin served as General Manager of MAC Isotopes, which was purchased by I(3) and reconstituted as I(4). Mr. Laflin was elected by the Board to serve as President and Chief Executive Officer in August 2001 following Mr. Camp's resignation.

         PAUL E. LANDERS, age 54 joined the Company in June 2000 as Chief Financial Officer. He was elected to the Board of Directors by the other directors to fill a vacant seat in June 2001. Prior to joining the Company, Mr. Landers served as the Chief Financial Officer of Aavid Thermalloy, LLC ("Aavid") in Concord, New Hampshire. Mr. Landers joined Aavid in 1994 as Corporate Controller and was promoted to Chief Financial Officer in 1996. Mr. Landers has a B.A. in Economics from the University of Massachusetts and an M.B.A. in Finance and Organizational Studies from Boston College. Mr. Landers has announced his decision to resign as Chief Financial Officer effective upon the filing with the SEC of this form 10-K. He will remain on the Board of Directors.

         JOHN M. MCCORMACK, age 55, has been a director since December 1996. Mr. McCormack is a principal in several real estate companies in the Houston, Texas area. From 1977 to 1987, Mr. McCormack served as President of Visible Changes, a chain of 17 Texas beauty salons, and continues to serve as its Chairman. Mr. McCormack currently serves on the Board of Advisors of M.D. Anderson Hospital and co-chairs the Studies of Entrepreneurship at the University of Houston.

         ROBERT J. GARY, age 74, has been a director since March 1997. Since 1992, Mr. Gary has been President of Gary Investment & Services, an investment and consulting firm. From 1993 to 1996, Mr. Gary was Chairman of the Board of Integrated Diagnostic Measurement Corp., and from 1960 to 1992 he held a series of positions in the Texas Utilities System, including Executive Vice President. Mr. Gray has a B.S. in Mechanical Engineering from Texas A&M University.

         FREDERICK J. BONTE, M.D., age 73, has been a director since April 1997. Dr. Bonte has served as Director of the Nuclear Medicine Center of Southwestern Medical School in Dallas, Texas since 1980 and as the Dr. Jack Krohmer Professor of Radiation Physics at University of Texas Southwestern Medical Center since 1994. From 1990 to 1994, he served as the Effie and Wofford Cain Distinguished Chair in Diagnostic Imaging at University of Texas Southwestern Medical Center and from 1973 to 1980, as Dean of Southwestern Medical School. Dr. Bonte has served as Chairman of the Medical Committee of the Texas Radiation Advisory Board since 1986, as a member of the Commission on Radiologic Units, Standards and Protection of the American College of Radiology since 1991 and as a member of the Radiation Advisory Committee and Environmental Hazards Committee of the American Medical Association since 1986 and 1988, respectively. Dr. Bonte received an M.D. from Western Reserve University School of Medicine in 1945 and a B.S. from Western Reserve University in 1942.

         CHARLES A. LEMAISTRE, M.D., age 77, was elected to the Board of Directors at the annual shareholder's meeting in May 1998. He is President Emeritus The University of Texas M.D. Anderson Cancer Center and former Chancellor, The University of Texas System. He received his B.A. degree from the University of Alabama and his M.D. from Cornell University Medical College. He has been awarded four honorary degrees and was a member of the faculty of three medical schools, Cornell, Emory and the University of Texas Southwestern in Dallas. He served as President of The American Cancer Society in 1986. Among numerous awards are two distinguished alumni awards from Alabama and Cornell and the 1995 American Medical Association Distinguished Service Award. He served on the original U.S. Surgeon General's Advisory Committee on Smoking and Health, 1963-64. Dr. LeMaistre is the author of numerous scientific publications.

         RANDALL O'KANE, age 42, has been nominated to be elected as a director at the 2001 Annual Meeting. He is a founding member of RadQual, LLC, which was founded to develop a wide range of radioactive sources for the nuclear medicine and PET markets. From 1991 to the present he has been President and CEO of Technology Imaging Services, which sells accessories and sources to the nuclear medicine market. Mr. O'Kane is a 1980 graduate of Darmouth College with a degree in biology.

         KEITH ALLBERG, age 49, has been nominated to be elected as a director at the 2001 Annual Meeting. From December 2000 to the present he has been a principal and partner in RadQual, LLC, which was founded to develop a wide range of radioactive sources for the nuclear medicine and PET markets. From January 1, 1990 to December 2000 he was director of the radioactive source business for DuPont Merk/DuPont Corporations. Mr. Allberg received his B.S. in chemistry in 1976 from Lowell Technical Institute. He also has a B.S. in business administration from the University of New Hampshire.

         All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors and until their respective successors are chosen and qualified.

The Board of Directors met six times during 2000. No director attended fewer than 75 percent of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees of the Board on which he served.

         Executive Committee. The Executive Committee, originally established in January 1997, during 2000 consisted of Robert J. Gary, David M. Camp and William Nicholson. The Executive Committee is responsible for the Company's general operations, as provided in directives from the Board of Directors. The Executive Committee met 3 times in fiscal 2000.

         Audit Committee. The Audit Committee, established in January 1997, currently consists of John M. McCormack, Fred Bonte, and Robert J. Gary, each of which is an "independent director" under NASD rules. The Board of Directors has not adopted a written charter for the Audit Committee. The Audit Committee meets with the Company's independent auditors to review the scope and timing of their audit services, any other services they are asked to perform, the report of independent auditors on the Company's consolidated financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes an annual recommendation to the Board of Directors concerning the appointment of independent auditors for the ensuing year. The Audit Committee met once during fiscal 2000.

         Compensation Committee. The Compensation Committee, established in January 1997, currently consists of John M. McCormack, Charles LeMaistre and David Camp. The Compensation Committee reviews the compensation and benefits of all officers of the Company, makes recommendations to the Board of Directors and reviews general policy matters relating to compensation and benefits of employees of the Company, including administration of the Company's 2000 Amended and Restated Long Term Incentive Plan. The Compensation Committee met once during fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

                 The following table summarizes annual and long-term compensation for services in all capacities to the Company for each of the three years ended December 31, 2000 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company with annual income of $100,000 or more (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                   AWARDS
                                                    ANNUAL COMPENSATION        ------------
                                                --------------------------      SECURITIES
                                                                                UNDERLYING                   ALL OTHER
            NAME AND                                                 BONUS       OPTIONS       STOCK       COMPENSATION
       PRINCIPAL POSITION             YEAR      SALARY($)             ($)          (#)      GRANTS($)(1)      ($)(2)
       ------------------             ----      ---------            ----      ------------ ------------   -------------
David M. Camp (4)
President, Chief Executive            1999      $ 20,731(3)           -0-        35,000      $172,601            --
Officer and Director                  2000      $137,321              -0-           -0-           -0-            --

Tommy L. Thompson (4)                 1998      $172,383              -0-           -0-           -0-            --
(Former) Executive Vice               1999      $169,950              -0-           -0-           -0-            --
President and Chief                   2000      $157,402              -0-           -0-      $ 43,750            --
Operating Officer

George Butterworth (4)                2000      $111,316              -0-           -0-           -0-            --
(Former) Vice President of
Radioisotope Production

Bryce Drake (4)                       2000      $106,327              -0-           -0-           -0-            --
(Former) Vice President of
Medical Device Manufacturing

Steve L. Laflin (5)                   1998      $ 95,000              -0-           -0-           -0-            --
President of I 4                      1999      $ 95,000              -0-           -0-           -0-            --
                                      2000      $ 95,000              -0-           -0-           -0-            --

---------------

(1) Represents the difference between the price paid by the named executive officer and the fair market value of such security on the date of purchase.

(2) None of the named executive officers received any perquisites or other personal benefits in 1998, 1999 or 2000 that in the aggregate exceeded $50,000 or 10% of such named executive officer's salary and bonus for such year. See Note (1) above.

(3)      Represents salary for 2  months.

(4) Resigned as President and Chief Executive Officer in August 2001. Mr. Camp continues to serve as Chairman of the Board. Mr. Thompson resigned as Executive Vice-President, Chief Operating Officer and Director in November 2000. Mr. Butterworth resigned as Vice President in January 2001. Mr. Drake resigned as Vice President in January 2001.

(5) Mr. Laflin was elected by the Board of Directors to serve as President and Chief Executive Officer of I(3) in August 2001.

COMPENSATION OF DIRECTORS

         Employee directors of the Company do not receive additional compensation for their services as directors. Prior to its initial public offering, the Company did not pay director's fees but did reimburse directors for their expenses. Following the Company's initial public offering, the Company paid each non-employee director $500 per meeting for their services as directors. During 2000, the Company suspended payment of the $500 fee. The Company continues to reimburse directors for all expenses incurred in connection with their activities as directors. Non-employee directors and employee directors of the Company are entitled to receive certain stock option awards under the Company's 2000 Amended and Restated Long Term Incentive Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant any stock options to the Named Executive Officers during the year ended December 31, 2000.


                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of the Named Executive Officers exercised options to purchase Common Stock in 2000. The following table sets forth certain information with regard to the outstanding options to purchase Common Stock as of the end of the year ended December 31, 2000 for the persons named in the Summary Compensation Table above.

                                SHARES
NAME                         ACQUIRED ON      VALUE      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         EXERCISE (#)  REALIZED($)   -----------   -------------   -----------   -------------
                             ------------  -----------       NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                              OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                                                                   YEAR-END             AT FISCAL YEAR-END($)(1)
                                                         ---------------------------   ---------------------------
David M. Camp                   -0-           -0-            -0-         200,000           -0-         $31,240
Tommy L. Thompson               -0-           -0-            -0-           -0-             -0-           -0-
George Butterworth              -0-           -0-          33,333         46,667          5,207          7,289
Bryce Drake                     -0-           -0-          20,000         40,000          3,124          6,248
Steve L. Laflin                 -0-           -0-            -0-           -0-             -0-           -0-

(1) Based on the last sale price of $ 0.1562 of the Company's Common Stock on the Nasdaq Small Cap Market on December 31, 2000. The exercise price of the options in this table is $4.94, $5.88 and $6.00 per share.

DIRECTOR COMPENSATION

         Employee directors of the Company do not receive additional compensation for their services as directors. Prior to its initial public offering, the Company did not pay director's fees but did reimburse directors for their expenses.

EMPLOYMENT AGREEMENTS

         In November 1999, the Company entered into an Employment Agreement with David M. Camp to serve as President and Chief Executive Officer of the Company. The Agreement was for a term of five years and provided for a base salary of $140,000 with bonuses payable at the discretion of the Board of Directors and the Compensation Committee. Pursuant to his agreement, Mr. Camp also received stock options to purchase 200,000 shares of the Company's Common Stock. Mr. Camp resigned his position as President and Chief Executive Office in August 2001, but continues to serve as the Company's Chairman of the Board. In accordance with his

Employment Agreement, Mr. Camp received a lump sum payment equal to twelve months of his base compensation.

         In June 2000, the Company entered into an Employment Agreement with Paul E. Landers to serve as the Company's Chief Financial Officer. The Agreement provided for a term of two years with base compensation equal to $135,000 annually. Bonuses were payable at the discretion of the Board of Directors and the Compensation Committee. Mr. Landers received 60,000 stock options to purchase shares of the Company's Common Stock and if certain Company performance goals were met he was entitled to a stock grant of an additional 40,000 shares. The Company did not achieve the performance objectives and no shares were granted. Mr. Landers has informed the Board of Directors that he intends to resign as Chief Financial Office effective upon the filing with the SEC of this form 10-K. Mr. Landers will continue to serve as a member of the Board of Directors of the Company. In accordance with his Employment Agreement, Mr. Landers was paid a severance benefit equal to six months of his base salary.

         In April 2001, the Company entered into an Employment Agreement with Steve Laflin to serve as the Company's new President and Chief Executive Officer upon Mr. Camp's resignation and Mr. Laflin's election to the President and CEO position by the Board of Directors. Mr. Laflin was elected President and Chief Executive Officer by the Board of Directors in August 2001. Mr. Laflin's agreement provides for a four-year term at a base salary of $120,000. Mr. Laflin is entitled to bonus compensation at the discretion of the Board of Directors and the Compensation Committee. In connection with his Employment Agreement, Mr. Laflin was granted stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.076 per share, the fair market value of the Company's Common Stock on the date of grant. Of this amount, 500,000 options vested immediately with the remainder vesting in two equal installments of 250,000 in April 2002 and April 2003, respectively.

REPORT ON EXECUTIVE COMPENSATION

GENERAL

         The Compensation Committee currently consists of three members, one of which serves or served as an executive officer of the Company. No executive officer of the Company serves or served on the compensation committee of another entity and no executive officer of the Company serves or served as a director of another entity which has or had an executive officer serving on the board of directors of the Company.

         Decisions on compensation of the Company's executive officers generally are made by the Compensation Committee of the Board, subject to review and approval by the full Board of Directors. Decisions with respect to awards under the Company's Long Term Incentive Plan are also made by the Compensation Committee, subject to review and approval by the Board of Directors. Set forth below is a report prepared by Messrs. McCormack, LeMaistre and Camp in their capacity as the Compensation Committee addressing the Company's compensation policies for the fiscal year 2000 as they affected the Company's executive officers, including the Company's Chief Executive Officer, David M. Camp.

         The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual and long term performance goals, review above average corporate performance, recognize initiative and achievements, and assist the Company in attracting and retaining qualified executives. Targeted levels of total executive compensation are generally set at levels that the Compensation Committee believes to be consistent with others in the Company's industry, although actual compensation levels in any particular year may be above or below those of the Company's competitors, depending upon the Company's performance.

         The Compensation Committee is mindful of grants or awards made to the Company's executive officers under the Company's Long Term Incentive Plan. The Compensation Committee endorses the position that stock ownership by management and stock based performance compensation arrangements are beneficial in aligning management's and shareholders' interest in the enhancement of shareholder value. Thus, the Compensation Committee takes into account the stock based elements in designing the compensation packages of the Company's executive officers.

         The principal components of the Company's non-stock based compensation program are base salary and bonus. Bonuses are at the discretion of the Compensation Committee and the board, based on performance criteria and production. No bonus or other incentive based compensation was paid in fiscal year 2000.

FISCAL 2000 CHIEF EXECUTIVE OFFICER COMPENSATION

         Dr. Camp's compensation for fiscal year 2000 as President and Chief Executive Officer of the Company consisted solely of his base salary. No bonus or other non-stock incentive based compensation was provided. the Compensation Committee believes that Dr. Camp's compensation package is set at a level that is consistent with others in the Company's industry. Dr. Camp is a member of the Compensation Committee but does not participate in the Compensation Committee's decision regarding his compensation.

                                     Submitted by the Compensation Committee of the Board of Directors

                                     John M. McCormack
                                     David M. Camp
                                     Charles LeMaistre

PERFORMANCE GRAPH

         The following graph compares the annual cumulative total shareholder return on an investment of $100 on December 31, 1997 in the Company's common stock, based on the market price of the common stock, with the cumulative total of a similar investment in the Nasdaq composite stock market index (U.S. companies) and Nasdaq's index for pharmaceutical industry stocks.

                                      1997    1998    1999    2000
                                     ------  ------  ------  ------
International Isotopes Inc.             100     183      63       2
NASDAQ Stock Market (US Companies)      100     141     255     158
NASDAQ Pharmaceutical industry          100     127     238     298

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of July 31, 2001, regarding the beneficial ownership of the Company's Common Stock by each person or group known by management of the Company to own more than five percent of the outstanding shares of Common Stock of the Company, by each of the Company's executive officers named in the Summary Compensation Table above, by each of the Company's directors (and those nominated for election as directors at the Company's 2001 annual meeting) and by all of its directors and executive officers as a group.

                                                                                     SHARES OF COMMON STOCK BENEFICIALLY
                                                                                     OWNED AND PERCENTAGE OF OUTSTANDING
                                                                                                SHARES AS OF
                                                                                                JULY 31, 2001
                NAME                                                                       NUMBER(1)     PERCENT
                ----                                                                       ---------     -------
Brown Simpson Partners I Ltd (2)........................................                  10,056,476      41.4%
AIG Soundshore Holdings Ltd (3).........................................                   1,445,432       7.7%
Basso Securities Ltd. (4) ..............................................                   2,519,289      12.8%
John M. McCormack (5)...................................................                   1,104,000       6.0%
William W. Nicholson (6)................................................                   1,500,000       7.7%
David M.Camp (7)(8).....................................................                      35,000          *
Tommy L. Thompson.......................................................                      25,000          *
Robert J. Gary (7)......................................................                     136,667          *
Frederick J. Bonte .....................................................                                      *
Charles LeMaistre.......................................................                                      *
Paul E. Landers (7).....................................................                      20,000          *
George Butterworth......................................................                                      *
Bryce Drake.............................................................                                      *
Steve T. Laflin (7)(8) .................................................                     500,000       2.7%
Randall O'Kane (8) .....................................................                                      *
Keith Allberg (8) ......................................................                                      *
                                                                                          ---------       -----
Directors and executive officers as a
 group (11 persons)(7)..................................................                  3,261,124        16.4%

* Less than 1%

(1) Unless otherwise indicated, to the knowledge of the Company, all shares are owned directly and the owner has sole voting and investment power.

(2) Includes 5,000,000 shares convertible from redeemable convertible preferred stock.

(3) Includes 498,500 shares convertible from redeemable convertible preferred stock.

(4) Includes 858,500 shares convertible from redeemable convertible preferred stock, also includes an aggregate of 1,445,432 shares beneficially owned by AIG Soundshore Holdings Ltd.

(5) Includes an aggregate of 954,000 shares beneficially owned by Mr. McCormack's children. Mr. McCormack disclaims beneficial ownership of the shares owned by his children.

(6) Includes 1,000,000 shares convertible from redeemable convertible preferred stock.

(7) Includes options to purchase 11,667, 20,000, 500,000 and 531,667 shares of Common Stock granted to Messrs. Gary, Landers, Laflin and all directors and executive officers as a group, respectively, that are exercisable within 60 days of July 31, 2001. Does not include options to purchase 200,000, 23,333, 40,000, 500,000, and 763,333 shares of
         Common Stock granted to Messrs. Camp, Gary, Landers, Laflin and all directors and executive officers as a group, respectively, that are not exercisable within 60 days of July 31, 2001.

(8)      Nominated to be elected director at the Company's 2001 Annual Meeting.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports relating to their ownership and change in ownership of the Company's Common Stock with the Securities and Exchange Commission and the NASD. The Company is unaware of any officers or directors who failed to timely file a form 4 or form 5 during 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Randall O'Kane and Mr. Keith Alberg, nominees for election as directors at the Company's 2001 annual meeting, are each founding members of RadQual, LLC. The Company entered into a contract with RadQual pursuant to which I(4) will manufacture flood sources for RadQual. The contract has an estimated yearly value of $1,000,000 to RadQual.

         The Company believes that all prior transactions and loans between the Company and its officers, directors and 5% or greater stockholders have been on terms no less favorable than could be obtained by the Company from unaffiliated third parties. All future transactions and loans between the Company and its officers, directors and 5% or greater stockholders will be on terms no less favorable than can be obtained by the Company from unaffiliated third parties and will be approved by a majority of the independent, disinterested directors of the Company.

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

23.1        Consent of KPMG LLP, as independent certified public accountants

Reports on Form 8-K

The Company filed a Form 8-K on February 9,2000 with respect to a private placement of common stock and warrants; on June 27, 2000 with respect to a private placement of convertible redeemable preferred stock and warrants and an adjustment to Series A 5% convertible redeemable preferred stock conversion pice and warrant exercise price; on January 29, 2001 with respect to a notice of noncompliance of NASDAQ Rule 4310(c)(4) and the appointment of David
M. Camp as chairman of the board of directors; on April 2, 2001 with respect to definitive agreements to sell the Radiopharmaceutical Manufacturing Facility and brachytherapy seed assets; and on May 8, 2001 with respect to the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation and the sale of the brachytherapy seed assets to Imagyn Medical, Inc.

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of International Isotopes Inc, a Texas corporation, and the undersigned directors and officer of International Isotopes Inc, hereby constitutes and appoints David M. Camp and Paul E. Landers, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                International Isotopes Inc.


                                By:  /s/ David M. Camp
                                    -------------------------------
                                    David M. Camp
                                    Chairman of the Board of Directors

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 31, 2001              By:  /s/ David M. Camp
                                  ----------------------------
                                  David M. Camp
                                  Chairman of the Board of Directors

August 31, 2001              By:  /s/ Steve L. Laflin
                                  ----------------------------
                                  Steve L. Laflin
                                  President, Chief Executive Officer and
                                    Director

August 31, 2001              By:  /s/ Paul Landers
                                  ----------------------------
                                  Paul Landers
                                  Chief Financial Officer, Chief Accounting
                                  Office and Director

August 31, 2001              By:  /s/ John M. McCormack
                                  ----------------------------
                                  John M. McCormack
                                  Director

August 31, 2001              By:  /s/ Charles A. LeMaistre, M.D.
                                  ----------------------------
                                  Charles A. LeMaistre, M.D.
                                  Director

August 31, 2001              By:  /s/ Robert J. Gary
                                  ----------------------------
                                  Robert J. Gary
                                  Director

August 31, 2001              By:  /s/ Frederick J. Bonte, M.D.
                                  ----------------------------
                                  Frederick J. Bonte, M.D.
                                  Director

INTERNATIONAL ISOTOPES, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                    Page No.
Independent Auditors' Report........................................................     35

FINANCIAL STATEMENTS

Consolidated Balance Sheets of the Company
    as of December 31, 2000 and 1999................................................    36

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998.................................................    37

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 2000, 1999 and 1998.................................................    38

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998.................................................    39

Notes to Consolidated Financial Statements .........................................    41

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
International Isotopes Inc.:



We have audited the accompanying consolidated balance sheets of International Isotopes Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 27, 2001, except for Note 11
as to which the date is June 6, 2001
Dallas, Texas

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        December 31,
                 Assets                                                           2000                 1999
            ----------------                                                   ------------       ------------
Current assets:
    Cash and cash equivalents                                                  $    642,554       $  2,990,300
    Accounts receivable                                                             373,513            765,367
    Assets held for sale (note 2)                                                25,085,806                 --
    Inventories (note 4)                                                          2,587,992          2,421,434
    Prepaids and other                                                              304,636          1,179,040
                                                                               ------------       ------------
       Total current assets                                                      28,994,501          7,356,141

Property, plant and equipment, net (notes 2, 6 and 10)                              455,541         40,734,736

Goodwill, net (notes 2 and 5)                                                            --          1,394,302
Intangibles and other (note 2)                                                      134,777          2,063,847
                                                                               ------------       ------------
       Total assets                                                            $ 29,584,819       $ 51,549,026
                                                                               ============       ============

        Liabilities, Redeemable Convertible Preferred
          Stock and Stockholders' Equity (Deficit)
        ----------------------------------------------
Current liabilities
    Accounts payable                                                           $  4,459,814       $  2,077,051
    Accrued liabilities                                                             939,254            601,795
    Current portion of lease obligations (notes 2 and 10)                         1,531,883          1,346,958
    Current installments of mortgage and notes payable (notes 2 and 7)           16,972,971            524,843
                                                                               ------------       ------------
       Total current liabilities                                                 23,903,922          4,550,647

Lease obligations, excluding current portion (notes 2 and 10)                     2,025,763          3,053,025
Mortgage and notes payable, excluding current installments (note 2 and 7)            67,989         13,953,679
                                                                               ------------       ------------
       Total liabilities                                                         25,997,674         21,557,351

Redeemable convertible preferred stock, net
    (liquidation value of $8,217,000) (note 8)                                   17,337,954          8,392,475

Stockholders' equity (deficit) (note 8)
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        18,217 shares issued and outstanding                                             --                 --
    Common stock, $0.01 par value; 50,000,000 shares authorized, issued and outstanding 10,611,411 at December 31, 2000
        and  8,569,074 shares at December 31, 1999                                  106,115             85,689
    Additional paid-in capital                                                   69,190,246         49,332,039
    Accumulated deficit                                                         (83,047,170)       (27,178,528)
    Receivable from stockholders                                                         --           (640,000)
                                                                               ------------       ------------
       Total stockholders' equity (deficit)                                     (13,750,809)        21,599,200
       Total liabilities, redeemable convertible preferred stock
                                                                               ------------       ------------
          and stockholders' equity                                             $ 29,584,819       $ 51,549,026
                                                                               ============       ============


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                       Years ended December 31,
                                                             2000               1999              1998
                                                         ------------       ------------       ------------
Revenue:
   Sales of product                                      $  5,407,065       $  2,775,696       $  1,422,711
   Development contract income                                870,000            206,038            522,000
   Sale of accelerator components                                  --            707,790             64,454
                                                         ------------       ------------       ------------
     Total revenue                                          6,277,065          3,689,524          2,009,165

Cost of revenue:
   Cost of products                                        11,530,234          2,274,029          1,035,517
   Cost of development contract                             1,932,775              2,631             62,830
   Cost of accelerator components                                  --            574,290             32,227
                                                         ------------       ------------       ------------
     Gross profit (loss)                                   (7,185,944)           838,574            878,591
                                                         ------------       ------------       ------------

 Operating costs and expenses:
   Salaries, contract labor and product development         5,135,477          9,471,761          2,286,749
   Sales and marketing                                        489,031            791,575            697,530
   General, administrative and consulting                   7,808,770          4,347,395          3,553,669
   Impairment of long-lived assets (note 2)                17,975,043                 --                 --
                                                         ------------       ------------       ------------
     Total operating expenses                              31,408,321         14,610,731          6,537,948
                                                         ------------       ------------       ------------
     Operating loss                                       (38,594,265)       (13,772,157)        (5,659,357)

Other income (expense):
   Donation of assets held for sale                                --                 --            (24,330)
   Interest income                                            135,921            242,537            288,494
   Interest expense                                        (2,525,376)          (567,986)              (462)
                                                         ------------       ------------       ------------
     Loss before extraordinary item                       (40,983,720)       (14,097,606)        (5,395,655)

Extraordinary loss on debt extinguishment                          --                 --           (123,750)
                                                         ------------       ------------       ------------

Net loss                                                  (40,983,720)       (14,097,606)        (5,519,405)

Preferred stock dividend, deemed dividend
   and accretion of discount                              (14,884,922)        (2,356,111)                --

Net loss applicable to common shareholders               $(55,868,642)      $(16,453,717)      $ (5,519,405)
                                                         ============       ============       ============

Net loss per common share - basic and diluted            $      (5.77)      $      (2.03)      $      (0.84)
                                                         ============       ============       ============

Weighted average common shares outstanding -
   basic and diluted                                        9,686,303          8,110,521          6,534,987
                                                         ============       ============       ============


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                                   Additional
                                                                         Common Stock                Paid-in
                                                                    Shares          Amount           Capital
                                                                  ----------      ----------      ------------
Balance, December 31, 1997                                         6,370,950      $   63,709        22,290,815

Shares issued for purchase of subsidiary                             159,416           1,594         3,172,379
Shares issued for license agreement & patent                          37,259             372           724,628
Common stock issued in private placement                             784,000           7,840         9,499,574
Forgiveness of stock sale receivable
Net loss
                                                                  ----------      ----------      ------------
Balance, December 31, 1998                                         7,351,625      $   73,515      $ 35,687,396

Net effect of repurchase agreement with MAC Tech (note 5)                                             (869,559)
Issuance of warrants (note 8)                                                                        1,330,450
Issuance of warrants for services                                                                       37,967
Beneficial conversion effect of Series A redeemable
    convertible preferred stock (note 8)                                                             1,930,450
Common stock issued in private placement                           1,084,410          10,844        10,043,853
Issuance of common stock for services                                 98,039             980           999,020
Accretion of issuance costs on
    redeemable convertible preferred stock
Issuance of common stock to officer (note 8)                          35,000             350           172,462
Redeemable convertible preferred stock dividend
Net loss
                                                                  ----------      ----------      ------------
Balance December 31, 1999                                          8,569,074      $   85,689        49,332,039
Common stock issued in private placement                           1,054,652          10,547         5,367,630
Net effect of repurchase agreement with MAC Tech (note 5)                                           (1,266,442)
Issuance of warrants related to Series B Preferred Stock                                             3,283,582
Issuance of warrants for services                                                                        6,033
Issuance of common stock for services                                144,000           1,440           506,060
Beneficial conversion effect of Series B redeemable
    convertible preferred stock (note 8)                                                             5,213,582
Increase of the number of warrants and adjustment
    of the conversion price associated with the
    Series A redeemable convertible preferred stock (note 8)                                         4,228,331
Accretion of issuance costs on
    redeemable convertible preferred stock
Redeemable convertible preferred stock dividend                      384,631           3,847           707,097
Purchase of shares in conjunction with Employee Stock
    Purchase Plan                                                     13,304             134            33,792
Conversion of Series B redeemable convertible
    preferred stock                                                  445,750           4,458         1,778,542
Forgiveness of notes receivable from stockholders
Net loss
                                                                  ----------      ----------      ------------
Balance December 31, 2000                                         10,611,411      $  106,115        69,190,246
                                                                  ==========      ==========      ============

                                                                    Receivable                            Total
                                                                       From           Accumulated     Stockholders'
                                                                   Stockholders         Deficit      Equity (Deficit)
                                                                   -------------     ------------    ----------------
Balance, December 31, 1997                                              (720,000)     (5,205,406)       16,429,118

Shares issued for purchase of subsidiary                                                                 3,173,973
Shares issued for license agreement & patent                                                               725,000
Common stock issued in private placement                                                                 9,507,414
Forgiveness of stock sale receivable                                      80,000                            80,000
Net loss                                                                              (5,519,405)       (5,519,405)
                                                                      ----------     -----------      ------------
Balance, December 31, 1998                                              (640,000)    (10,724,811)       24,396,100

Net effect of repurchase agreement with MAC Tech (note 5)                                                 (869,559)
Issuance of warrants (note 8)                                                                            1,330,450
Issuance of warrants for services                                                                           37,967
Beneficial conversion effect of Series A redeemable
    convertible preferred stock (note 8)                                              (1,930,450)
Common stock issued in private placement                                                                10,054,697
Issuance of common stock for services                                                                    1,000,000
Accretion of issuance costs on
    redeemable convertible preferred stock                                              (322,925)         (322,925)
Issuance of common stock to officer (note 8)                                                               172,812
Redeemable convertible preferred stock dividend                                         (102,736)         (102,736)
Net loss                                                                             (14,097,606)      (14,097,606)
                                                                      ----------     -----------      ------------
Balance December 31, 1999                                               (640,000)    (27,178,528)       21,599,200
Common stock issued in private placement                                                                 5,378,177
Net effect of repurchase agreement with MAC Tech (note 5)                                               (1,266,442)
Issuance of warrants related to Series B Preferred Stock                                                 3,283,582
Issuance of warrants for services                                                                            6,033
Issuance of common stock for services                                                                      507,500
Beneficial conversion effect of Series B redeemable
    convertible preferred stock (note 8)                                              (5,213,582)               --
Increase of the number of warrants and adjustment
    of the conversion price associated with the
    Series A redeemable convertible preferred stock (note 8)                          (4,228,331)               --
Accretion of issuance costs on
    redeemable convertible preferred stock                                            (4,607,065)       (4,607,065)
Redeemable convertible preferred stock dividend                                         (835,944)         (125,000)
Purchase of shares in conjunction with Employee Stock
    Purchase Plan                                                                                           33,926
Conversion of Series B redeemable convertible
    preferred stock                                                                                      1,783,000
Forgiveness of notes receivable from stockholders                        640,000                           640,000
Net loss                                                                             (40,983,720)      (40,983,720)
                                                                      ----------     -----------      ------------
Balance December 31, 2000                                                     --     (83,047,170)      (13,750,809)
                                                                      ==========     ===========      ============


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                                 Years ended December 31,
                                                                       2000                 1999               1998
                                                                    ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                         $(40,983,720)      $(14,097,606)        (5,519,405)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                     4,260,900          1,945,355            490,180
     Loss on disposed assets                                                  --            205,380             24,330
     Issuance of common stock for services                               507,500            172,462                 --
     Warrants issued for services received                                 6,033             38,317
     Forgiveness of receivable from stockholder                          640,000                 --             80,000
     Impairment of investment                                             49,100                 --                 --
     Impairment of long-lived assets                                  17,975,043
     Extraordinary loss on extinguishment of debt                             --                 --            123,750
     Changes in operating assets and liabilities,
      exclusive of effects of acquisition:
        Interest receivable                                                   --                 --            152,358
        Accounts receivable                                              391,854           (524,934)           446,888
        Prepaids and other assets                                        348,147            (34,456)          (435,883)
        Assets held for sale                                                  --            321,153                 --
        Inventory                                                       (166,558)          (676,967)          (485,607)
        Accounts payable and accrued liabilities                       2,617,862          1,081,345            181,416
                                                                    ------------       ------------       ------------
             Net cash used in operating activities                   (14,353,839)       (11,569,951)        (4,941,973)
                                                                    ------------       ------------       ------------

Cash flows from investing activities:
   Purchase of assets for operations                                  (2,389,851)        (6,597,992)       (24,290,167)
   Proceeds from sale of investments                                          --                 --          5,082,777
   Proceeds from sale of assets held for sale                                 --                 --             14,069
   Purchase MAC Isotopes, Inc., net of cash acquired                          --                 --           (495,000)
   Investment in trademarks and license fee                                   --                 --           (275,000)
                                                                    ------------       ------------       ------------
         Net cash used in investing activities                        (2,389,851)        (6,597,992)       (19,963,321)
                                                                    ------------       ------------       ------------

Cash flows from financing activities:
   Settlement of contingent consideration - MAC Isotopes, Inc.        (1,266,442)          (869,559)                --
   Proceeds from issuance of redeemable
     convertible preferred stock and warrants                          9,404,996          9,400,000                 --
   Proceeds from issuance of common stock
     and common stock subscriptions                                    5,412,103         10,054,697          9,507,414
   Payments on capital leases                                         (1,592,151)          (573,369)          (220,825)
   Proceeds from issuance of debt                                      3,670,593                 --         17,601,014
   Principal payments on notes payable                                (1,108,155)        (3,122,494)        (3,812,022)
   Payments of preferred stock dividends                                (125,000)          (102,736)                --
                                                                    ------------       ------------       ------------
         Net cash provided by financing activities                    14,395,944         14,786,539         23,075,581
                                                                    ------------       ------------       ------------

Net decrease in cash and cash equivalents                             (2,347,746)        (3,381,404)        (1,829,713)
Cash and cash equivalents at beginning of year                         2,990,300          6,371,704          8,201,417
                                                                    ------------       ------------       ------------
Cash and cash equivalents at end of year                                 642,554          2,990,300          6,371,704
                                                                    ============       ============       ============

                                   (Continued)
                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows


                                                                             Years ended December 31,
                                                                     2000             1999             1998
                                                                  -----------      -----------      ----------
Supplemental disclosure of cash flow activities:
   Cash paid for interest, net of amounts capitalized             $ 2,029,746      $   567,986      $   84,455
                                                                  ===========      ===========      ==========

   Cash paid for financing fees                                   $        --      $        --      $   86,350
                                                                  ===========      ===========      ==========

Supplemental disclosure of noncash transactions:
   Common stock issued for prepayment of royalties                $        --      $ 1,000,000      $       --
                                                                  ===========      ===========      ==========

   Acquisition of subsidiary through issuance of common stock     $        --      $        --      $3,173,973
                                                                  ===========      ===========      ==========

   Capital expenditures included in accounts payable              $   102,360      $   103,235      $  801,254
                                                                  ===========      ===========      ==========

   Acquisition of license fee and patent rights through
     issuance of common stock                                     $        --      $        --      $  725,000
                                                                  ===========      ===========      ==========

   Acquisition of equipment through capital leases                $   749,814      $ 3,963,285      $1,147,796
                                                                  ===========      ===========      ==========


See accompanying notes to consolidated financial statements

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



(1)      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company acquired the technology, proprietary designs and intellectual property for the design and assembly of a proton linear accelerator (LINAC) to produce radioisotopes used in nuclear medicine for the detection and treatment of various forms of cancer and other diseases. The Company also owns 100% of the outstanding common shares of Gazelle Realty, Inc. and International Isotopes Idaho, Inc. (I(4)). Gazelle Realty, Inc. owned 20 acres of land on which the facility for the LINAC has been constructed and 1.6 acres of land on which the administration, manufacturing, and research and development building was constructed. During 1997, all the property owned by Gazelle Realty, Inc. was transferred to the Company.

         Prior to initial production in late 1999, the Company had devoted substantially all of its efforts, since inception, to the acquisition and construction of the LINAC project and related assets, pharmaceutical production and to raising capital and other organizational activities. The operating revenues to date have been limited to the sales of accelerator components purchased from the State of Texas, product development income, initial sales of I-125 brachytherapy seeds and sales of reactor produced products from I(4). Additionally, the Company has derived operating capital from the sales of assets. The Company has financed its operations in part through private placements of its equity securities and its initial public offering (the "Offering") which occurred on August 19, 1997.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications were made to prior years' presentation to conform to the current year presentation.

(2)      SALE OF ASSETS, LIQUIDITY AND GOING CONCERN

         The Company has an accumulated deficit of approximately $83.0 million since inception and has principally funded operations and plant and equipment expenditures from proceeds from public and private placements of equity and through the increase of short and long-term borrowing arrangements. In late 2000, the Company determined that it would be required to pursue strategic alternatives to sell certain assets in order to continue operations.

         On January 16, 2001, the Company completed the sale of the Woodrow Spencer office and warehouse facility located in Denton, Texas for proceeds of $950,000, less closing costs of $63,811. The facility had a net book value of $1,095,962 at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge related to this facility in the amount of $209,773. The Company used the proceeds to reduce its revolving line of credit by $863,890 (including accrued interest of $23,400) and fund operating expenses with the remaining amounts.

         On April 20, 2001, the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation ("NeoRx") for cash proceeds of $12.0 million and warrants to purchase 800,000 shares of NeoRx common stock. The assets acquired by NeoRx had a net book value of $11,304,724 at December 31, 2000. The Company used the proceeds to repay net advances made by NeoRx in the amount of $861,060, reduce its note payable to a commercial lender by $1,296,469 (including interest of $36,578), reduce its revolving line of credit by $2,614,023 (including accrued interest of $45,857), reduce its capital lease obligations by $3,291,289, repay a portion of the

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         note payable to William Nicholson, the former Chairman of the Board in the amount of approximately $348,000 and fund other operating expenses.

         On April 27, 2001, the Company completed the sale of its brachytherapy seed assets to Imagyn Medical Technologies, Inc. ("Imagyn") for cash proceeds of approximately $5.0 million. The assets acquired by Imagyn had a net book value of $5,416,294 at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge of $416,294 related to these assets. The Company used the proceeds to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce its note payable to a commercial lender by $4,645,582 (including accrued interest of $25,768), reduce capital lease obligations by $145,632 and fund other operating expense in the amount of $100,000.

         In order to further reduce the Company's debt obligations, the Company plans to sell both the Shady Oaks/LINAC facility and property in Waxahachie, Texas.

         The Company is negotiating sell the Shady Oaks/LINAC radioisotope production facility. The Company estimates net proceeds of $7.7 million based on the most recent price offered by the potential buyer. The net book value of the Shady Oaks/LINAC were $23,053,925 at December 31, 2000. Based on the anticipated sales price, the Company recorded an impairment charge as of December 31, 2000 in the amount of $15,889,765 to write down the assets to estimated fair value less costs to sell.

         The property in Waxahachie, Texas has a net book value of $409,531. Based on a recent external appraisal, the Company believes that proceeds from the sale of this property will be in excess of its net book value.

         As part of acquiring the LINAC from the State of Texas in 1996, certain components were received which were not used in the construction of the currently assembled LINAC. The Company had planned to either use these components in the construction of a second LINAC or sale the assets. As part of the Company's plan to divest of the assets discussed above, the Company determined that it would attempt to also sell its excess components. The Company completed an analysis of the components and determined that certain assets had no market value. As such, the Company recorded an impairment charge of $358,453 related to these assets. The remaining components have a net book value of approximately $320,000 and based on discussions with potential buyers, these assets do not appear to be impaired. The Company reclassified these assets from other assets to assets held for sale in the accompanying consolidated financial statements at December 31, 2000.

         A summary of the impairment charge recorded as of December 31, 2000, is as follows:


                  Shady Oaks/LINAC Radioisotopes facility                         $15,889,765
                  Woodrow Spencer facility                                            209,773
                  Brachytherapy Line                                                  416,294
                  Equipment held for sale                                             358,453
                  Goodwill recorded on acquisition of I(4) from
                      MAC Tech (note 5)                                             1,100,758
                                                                                  -----------
                                                                                  $17,975,043
                                                                                  ===========

         Subsequent to the sales of assets described above, the Company will consist solely of the I(4) Idaho operations and the size and nature of the business is substantially less in scope. While the Company anticipates being able to further reduce remaining debt obligations by approximately $8 million with additional asset sales, the Company does not expect to generate sufficient cash flows to meet

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         operational needs during 2001 and the viability of the Company is dependent on its ability to secure additional financing or generate sufficient cash flows from operations. There can be no assurance that the Company will be able to raise additional capital, complete the remaining asset sales for the proceeds currently estimated or generate sufficient cash flows from operations to sustain the Company. If the Company is unable to obtain additional financing, complete the remaining asset sales for sufficient proceeds or generate sufficient cash flows from operations, the Company's operations would be significantly curtailed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)      SIGNIFICANT ACCOUNTING POLICIES

         (a)      Financial Instruments and Cash Equivalents

                  The Company's financial instruments consist of cash equivalents, accounts receivable and payable and notes payable. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates.

                  Cash equivalents of $162,525 and $2,652,241 at December 31, 2000 and 1999, respectively, consist of money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

         (b)      Property, Plant and Equipment

                  The Company capitalized interest cost during construction periods of both its buildings and equipment. There were no interest costs capitalized in 2000. Interest costs capitalized in 1999 amounted to $1,114,616.

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

         (c)      Inventories

                  Inventories are carried at the lower of cost or market. Cost is determined using the first-in first out method.

         (d)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                  are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

         (e)      Use of Estimates

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

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

                  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See note 2)

         (g)      Revenue Recognition

                  Revenue is recognized when product development milestones are accomplished, products are shipped and accelerator components are shipped. No warranty coverage or right of return provisions are provided to customers. For certain fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage that contract costs incurred to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses are made in the period in which the loss is determined. Unbilled receivables represent costs and related profits in excess of billings. Unbilled receivables were not billable at the balance sheet date but are recoverable over the remaining life of the contract through billings that will be made in accordance with contractual agreements.

         (h)      Stock Option Plan

                  The Company accounts for stock-based compensation using the intrinsic-value based method and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

                  Under the intrinsic-value based method, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. Under the provisions of the Company's equity compensation plan, stock options cannot be granted below market.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         (i)      Goodwill

                  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 77 months. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. Goodwill impairment during 2000 resulted in a charge to operations of $1,100,758 (See note 5).

         (j)      Net Loss Per Common Share-Basic and Diluted

                  Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for the years ended December 31, 2000, 1999 and 1998, as all common stock options and warrants were anti-dilutive.

         (k)      Comprehensive Income

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

         (l)      Reclassifications

                  Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

(4)      INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:

                                                           2000               1999
                                                           ----               ----
                           Raw materials                 $  288,344       $  564,354
                           Finished goods                    83,742           58,362
                           Work in progress               2,215,906        1,798,718
                                                         ----------       ----------
                                                         $2,587,992       $2,421,434
                                                         ==========       ==========

         The Company recorded inventory write-offs of $569,858 and $368,298 for the years ended December 31, 2000 and 1999, respectively. These amounts have been included in cost of products in the accompanying consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(5)      ACQUISITIONS

         On April 24, 1998, the Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden, Colorado, and then merged MAC Isotopes into International Isotopes Idaho Inc, a newly formed subsidiary of the Company. The Company exchanged $500,000 in cash and 159,416 shares of its common stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. MACTEC had the option to sell 50% of the shares back to the Company on each of April 23, 1999 and April 24, 2000 for a purchase price of $19.91 per share. If the Company does not repurchase the shares, Auric Partners, of which William Nicholson, a director of the Company, is a partner, is required to purchase the shares. If Auric purchases the shares, the Company is obligated to issue to Auric warrants to purchase common stock of the Company in sufficient quantity and at an exercise price that will compensate it for the difference between $19.91 and the then current market price of the Company's stock.

         In April 1999, MACTEC exercised the right to sell 50% of the shares of common stock at a price of $19.91 per share. The Company facilitated the sale of common stock at the market price of $9.00 per share and paid MACTEC the difference of $10.91 per share or $869,559 in cash. In April 2000, the Company advanced to MACTEC $1,586,908, for final reimbursement for decreases in the market value of the common stock. The payments were recorded as a reduction to additional paid-in capital. In August 2000, MACTEC sold on open market the 79,708 shares of common stock and paid the excess proceeds of $320,466 to the Company.

         As part of the Company's process of determining whether to continue operations, a detailed cash flow projection was performed for I(4). Based on these projections, the Company determined that the future net cash flows expected to be generated from these operations would not be sufficient to recover the goodwill related to the MACTEC, Inc. acquisition. Accordingly, the Company recorded an impairment charge of $1,100,758 to write off the recorded goodwill balance that was not expected to be recovered from future operations.

(6)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows at December 31, 2000 and 1999:


                                                        2000                1999
                                                    ------------       ------------
                                                              --            663,674
Furniture and fixtures                                    35,261            999,579
Plant and improvements                                     6,379         14,716,131
Production equipment                                     449,149         26,147,482
                                                    ------------       ------------
                                                         490,789         42,526,866
Less accumulated depreciation and amortization           (35,248)        (1,792,130)
                                                    ------------       ------------
Property, plant & equipment, net                    $    455,541       $ 40,734,736
                                                    ============       ============

         At December 31, 1999, gross property, plant and equipment of $14,967,585, consisting primarily of the LINAC and related equipment were not yet operational and not subject to depreciation. In the accompanying financial statements as of December 31, 2000, the property, plant and equipment balance consists solely of assets located at I(4) facilities (See note 2).

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(7)      MORTGAGE AND NOTES PAYABLE TO BANKS

         Mortgage and notes payable to banks as of December 31, 2000 and 1999, consist of the following:


                                                                                          2000               1999
                                                                                      ------------       ------------
Promissory notes due to NeoRx Corporation totaling $900,000. Notes bear interest at Prime plus 2.00% (11.5% at December 31, 2000) and are due in full by April
30, 2001                                                                              $    900,000       $         --

Variable rate (9.25% at December 31, 2000) note payable to bank secured by substantially all of the Company's assets. Face amount of the note is
$15,000,000. Principal and current interest are payable in monthly installments of approximately $154,379 with a final balloon payment of $12,057,765 due
November 1, 2003                                                                        13,929,874         14,478,522

Fixed rate note payable to Eastern Idaho Economic bearing interest at 3% per annum and is secured by an irrevocable letter of credit, adjusted annually to match the remaining principal balance. The face amount of the note is $100,000
Principal and interest are payable in monthly installments of approximately
$2,213 per month with the final payment due on September 15, 2004                           94,095                 --

Variable rate revolving line of credit secured by accounts receivable. Maximum amount of the line of credit is $5,000,000 with interest payments due monthly and the principal balance due on December 31, 2000. The interest rate was 10.5%
at December 31, 2000                                                                       951,005                 --

Note payable due to chairman of the board for the amount of $1,145,000 bearing interest at 9.6%. Principal and interest together were past due at December 31,
2000                                                                                     1,165,986                 --
                                                                                      ------------       ------------
Total mortgage and notes payable                                                        17,040,960         14,478,522

Less current installments                                                              (16,972,971)          (524,843)
                                                                                      ------------       ------------
Mortgage and notes payable, excluding current installments                            $     67,989       $ 13,953,679
                                                                                      ============       ============



The aggregate maturities of mortgage and notes payable to banks are as follows:




Years Ending December 31:
                                                                                         -------------
2001                                                                                        16,972,971
2002                                                                                            24,861
2003                                                                                            25,618
2004                                                                                            17,510
                                                                                         -------------
                                                                                         $  17,040,960
                                                                                         -------------


         On October 9, 1998, the Company executed two promissory notes with a commercial lender for the purpose of refinancing existing short-term debt and to provide a line of credit based on eligible accounts receivable. The financing included a $15,000,000 note to be repaid in monthly installments of principal and interest in the amount of $154,379 through November 2003 at which time the remaining principal balance will be due. In 2001, proceeds received from the sale of assets (note 2) were used to reduce the principal amount of this loan to $7,750,000. The financial institution agreed to suspend required principal and interest payments through January 27, 2002 at which time all

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         amounts would be due in full. Additionally, the Company has a revolving line of credit with a maximum availability of $5,000,000. The interest rate, currently 9.25%, is one percent over the prime rate as listed by the Wall Street Journal and resets every six months. The loan is secured by substantially all of the Company's assets and contains a $4,000,000 guarantee by I.L. Morgan, then Chairman of the Board. Terms of this loan contain various restrictive covenants, including prohibition of additional liens existing on security interest, limitation on additional indebtedness, limitations on dividends and similar payments and prohibition of any mergers or acquisitions. The Company restructured this line of credit in 2001 reducing the amount available to $900,000. Additionally in 2001, the Company executed a second revolving line of credit with the same financial institution with a maximum availability of $500,000. The funds available under this line of credit are solely available to fund amounts required to operate the Shady Oaks/LINAC facility.

         On December 4, 2000 and December 26, 2000, the Company executed two promissory notes with NeoRx for $500,000 and $400,000, respectively. A portion of the $500,000 paid to the Company is to be applied as payment in full of all outstanding amounts owed by NeoRx to the Company. These amounts were fully repaid in 2001 using proceeds from the Company's sale of assets (note 2).

         On August 3, 2000, the Company executed a loan agreement with the Eastern Idaho Economic Council for $100,000. Under the terms of this agreement, the loan bears interest at 3% and payments in the amount of $2,091 due monthly beginning October 15, 2000 and continuing through September 15, 2004. Additionally, the Company must maintain a minimum levels of employment in Eastern Idaho throughout the term of the note. As collateral for this loan, the Company executed an irrevocable letter of credit with a bank.

         In May 2000, the Company executed a promissory note with the former chairman of the Board in the amount of $1,000,000. The note bears interest at a rate of 9.6% and is due May 2001. In September 2000, the note was increased by $145,000 to $1,145,000. In 2001, the Company paid the former Chairman of the Board approximately $348,000, to reduce the amount owed to $797,000 plus accrued interest.

         The Company was not in compliance with several of the restrictive covenants of the above note payable to bank or the line of credit at December 31, 2000. As such, all debt other than that owed to Eastern Idaho Economic, has been classified as current as of December 31, 2000.


(8)      STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Common stock - During 1997, the Company issued common stock in exchange for notes receivable. The full recourse notes were due December 31, 2000. As of December 31, 2000, the Company forgave all notes receivable from stockholders. As a result, the Company recorded a charge in the amount of $640,000 to general and administrative expenses in the accompanying consolidated financial statements.

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

         On November 8, 1999, the Company issued, as an inducement for employment, 35,000 shares of common stock. The fair market value of the common stock on the date of issuance was $4.94 per share or $172,812 in aggregate. This stock issuance was recorded as compensation expense when issued.

         In February 2000, the Company issued in a private placement units of its securities to accredited investors. Each unit consisted of 1 share of common stock at $5.50 per share and a warrant to purchase one half of an additional share at $5.50 per share. The Company sold units representing 1,054,652 shares of common stock and warrants to purchase an additional 527,326 shares to accredited investors for aggregate consideration of approximately $5,801,000, before issuance costs of approximately $423,000.

         In August 2000, the Company issued stock, in two transactions, to certain employees as compensation for services provided. On August 18, 2000 the Company issued 14,000 shares of common stock at $4.06 per share for a total value of $56,875. On August 23, 2000 the Company issued 5,000 shares of common stock at $3.88 per share for a total value of $19,375.

         On October 4, 2000, the Company issued 100,000 shares to Stonegate Securities for services provided in connection with the private placement of common stock and warrants closed in February 2000. The stock was issued at $3.88 per share for a total consideration of $387,500.

         On October 26, 2000, the Company issued 25,000 shares of common stock at a value of $1.75 per share for a total value of $43,750 to an employee as compensation for services provided.

         Stock Option Plan - In January 1997, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan was amended in 2000 to authorize grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock. Stock options are granted

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

         with an exercise price of not less than 85% of the quoted market value of the common stock at the date of grant. The Company's options generally have a three-year vesting period and a maximum term of three years. A summary of the stock options issued under the Company's Plan is as follows:


Year Ended December 31, 1998


                                                       Weighted-Average
Fixed Options                            Shares         Exercise Price
-------------                         ------------     ----------------
Outstanding at beginning of year           346,800       $       7.66
Granted                                     82,400              15.65
Exercised                                       --                 --
Forfeited                                  (34,800)              7.66
                                      ------------       ------------
Outstanding at end of year                 394,400       $       9.33
                                      ============       ============


Year Ended December 31, 1999


                                                         Weighted-Average
Fixed Options                             Shares          Exercise Price
-------------                         -------------      ----------------
Outstanding at beginning of year            394,400       $        9.33
Granted                                     429,700                5.38
Exercised                                        --                  --
Forfeited                                  (136,700)               9.52
                                      -------------       -------------
Outstanding at end of year                  687,400       $        6.86
                                      =============       =============


Year Ended December 31, 2000



                                                         Weighted-Average
Fixed Options                             Shares          Exercise Price
-------------                         -------------      ----------------

Outstanding at beginning of year            687,400       $        6.86
Granted                                     376,600                4.75
Exercised                                        --                  --
Forfeited                                  (194,500)               7.71
                                      -------------       -------------
Outstanding at end of year                  869,500       $        5.57
                                      =============       =============

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



         The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                                 Options Outstanding                    Options Exercisable

                             Options          Weighted-          Weighted            Number             Weighted-
                         Outstanding at        Average           Average          Exercisable at         Average
 Range of Exercise        December 31,         Remaining         Exercise           December 31,         Exercise
      Prices                  2000         Contractual Life       Price               2000                Price
--------------------     --------------    ----------------    --------------     --------------     --------------
   $2.88 to $4.93               529,100         9.23 years     $         4.62             76,347     $         4.94
   $4.94 to $9.99               314,000         8.70 years     $         6.39            123,550     $         6.55
  $10.00 to $14.99                  700         7.28 years     $        11.88                508     $        11.82
  $15.00 to $19.99               24,400         7.26 years     $        15.84             22,296     $        15.86
  $20.00 to $26.00                1,300         7.36 years     $        22.92              1,145     $        22.90
                         --------------                                           --------------
                                869,500                                                  223,846
                         ==============                                           ==============

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                    2000              1999               1998
                                ------------      ------------      ------------
Expected dividend yield                   --                --                --
Risk-free interest rate                  6.0%              5.8%              5.6%
Expected volatility                       75%       77% - 103%         45% - 96%
Expected life                        3 years           3 years           3 years
Weighted average fair value     $       2.59      $       2.32      $       9.12

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan and, accordingly, except for stock options issued at less than quoted market value at date of issue, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998:


                      2000               1999               1998
                  -------------     --------------     -------------

As reported       $ (55,868,642)       (16,453,717)       (5,519,405)
                  =============     ==============     =============

Pro forma           (56,747,027)       (16,752,465)       (5,806,478)
                  =============     ==============     =============

As reported       $       (5.77)             (2.03)            (0.84)
                  =============     ==============     =============

Pro forma                 (5.86)             (2.07)            (0.89)
                  =============     ==============     =============

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         On June 15, 2000, the Company completed a private placement of 10,000 shares of 7% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series B Preferred Stock") together with 2,500,000 warrants to purchase common stock at $4.00 per share, for aggregate proceeds of $10 million, before issuance costs of approximately $595,000. Dividends are 7% per annum payable in cash or common stock (at the Company's option) beginning September 1, 2000 and continuing quarterly thereafter through June 1, 2003. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date (the "Average Price").

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

         The Company assigned an aggregate value of $3,283,582 to the warrants ($1.31 per share) using an option pricing model with the following assumptions: market value of underlying stock of $4.50 on the issuance date, exercise price of $4.00 per share, volatility of 60%, risk-free interest rate of 6.50%, and contractual term of three years. The warrant value was recorded to additional paid-in capital and is being accreted to the Series B Preferred Stock over 5 1/2 months, the earliest redemption period.

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

         The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was altered, in accordance with its terms, upon the issuance of the Series B Preferred Stock on June 15, 2000. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $4.00 from a floor of $7.00 and a ceiling of $11.86. This change caused an increase in the value of the beneficial conversion feature in the amount of $1,250,000 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders. Additionally, with respect to the holders of the Series A Preferred Stock, the Company was required to increase the number of warrants to purchase common stock granted to them from 410,000 to 1,215,650 and decrease the warrant exercise price to $4.00 from $11.86. These changes caused an increase in the value of the warrants from $1,330,450, calculated at the original issuance of the warrants, to $2,340,127. The revised value was calculated using an option pricing model with the market value of the underlying stock of $4.50, exercise price of $4.00, volatility rate of 60%, a risk free interest rate of 6.5% and the contractual term of the warrants which is 3 years. This increase in warrant value of $1,009,677 has been recognized as an additional return to the Series A preferred stockholders through a charge to accumulated deficit and an increase to additional paid-in capital. The incremental warrant value provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



         The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was again altered, in accordance with its terms, on August 22, 2000 upon the 180 day reset of the exercise price of warrants issued with common stock during the February, 2000 private placement. The Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $3.38 from $4.00. This change caused an increase in the value of the beneficial conversion feature in the amount of $1,834,320 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders. Additionally, with respect to the holders of the Series A Preferred Stock, the Company was required to increase the number of warrants to purchase common stock granted to them from 1,215,650 to 1,438,640 and decrease the warrant exercise price to $3.38 from $4.00. These changes caused an increase in the value of the warrants from $2,340,127, calculated at the original issuance of the warrants and previously adjusted by the Series B issuance, to $2,474,461. The revised value was calculated using an option pricing model with the value of the underlying stock of $4.00, exercise price of $3.38, volatility rate of 60%, a risk free interest rate of 6.5% and the contractual term of the warrants. This increase in warrant value of $134,334 has been recognized as an additional return to the Series A preferred stockholders through a charge to accumulated deficit and an increase to additional paid-in capital. The incremental warrant value provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

         During April 2000, the Company disbursed $125,000 to satisfy its Series A redeemable preferred stock dividend. For all other Series A and Series B redeemable convertible preferred stock dividends in 2000, the Company elected to issue common stock in payment for the quarterly dividends. The Company satisfied these dividend payments by issuing a total of 384,631 shares of common stock with an average price of approximately $1.85 per share.

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

         In the first quarter of 2001, the holders of Series A and Series B redeemable convertible preferred stock agreed to waive the right to early redeem their stock and reduce the conversion price of the stock to $2.00 in exchange for 46 warrants (per Preferred Share) to purchase NeoRx common stock.

         Warrants - In connection with the aforementioned Offering, on August 19, 1997 the Company issued, to Keane Securities Co., Inc., warrants to purchase 220,000 shares of the Company's common stock. The warrants are exercisable at any time during a four-year period beginning August 19, 1998 with an exercise price equal to 120% of the initial public offering price of the shares ($10.80 per share). As of December 31, 2000 none of the warrants have been exercised.

         On September 20, 1999, the Company engaged Stonegate Securities, Inc. ("Stonegate") to serve as its non-exclusive financial advisor and to furnish investment banking services to the Company. The Company paid an initial fee of $5,000 on October 1, 1999, and a second fee of $25,000 on October 26, 1999. Beginning November 15, 1999, a fee of $5,000 per month began, which amount shall be

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



         payable at the Company's sole discretion, subject to Stonegate's satisfactory performance. In addition, the Company delivered to Stonegate warrants to purchase 50,000 shares of common stock at $11.86 per share, vesting as follows. Warrants to purchase 15,000 shares vested immediately upon ratification of the agreement by the Company's board of directors. Warrants to purchase 10,000 shares vested on January 15, 2000. Warrants to purchase 25,000 shares were to vest at the Company's sole discretion, subject to Stonegate's satisfactory performance. The Company recorded expenses of $6,033 and $37,967 during 2000 and 1999, respectively, related to the vesting of these warrants. As of December 31, 2000 none of the warrants had been exercised. The original term of the engagement was for a twenty-four month period from the date of the agreement. The agreement was terminated on October 4, 2000, and the Company issued 100,000 shares of common stock in full settlement of the services provided to the Company.

         The following summarizes outstanding warrants at December 31, 2000:


                          Outstanding at December 31, 2000        Exercisable at December 31, 2000
                          --------------------------------        --------------------------------
                                          Weighted Average                         Weighted Average
                                             Remaining                                Remaining
Exercise Prices           Warrants        Contractual Life        Warrants         Contractual Life
---------------           ---------       ----------------        ---------        ----------------
 $3.38 - $5.50            4,465,966            9.31 years         4,465,966           9.31 years
 $10.00 - $13.50          2,846,410            7.95 years         2,846,410           7.95 years


(9)      INCOME TAXES

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:


                                        2000               1999
                                     ------------      ------------
Computed "expected" tax benefit      $(13,934,465)     $ (4,793,186)
Nondeductible expenses and other           15,200            14,524
Prior year adjustment                          --           (13,081)
Change in valuation allowance          13,919,265         4,791,743
                                     ------------      ------------
      Total income tax expense       $         --      $         --
                                     ============      ============

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999




         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) as of December 31, 2000 and 1999 are presented below:


                                       2000               1999
                                    ------------      ------------
Deferred tax assets:
Goodwill                            $    531,174      $     57,111
Startup costs                          2,182,476         2,908,602
Property, plant and equipment            (95,038)          (37,916)
Net operating loss carryforward       13,988,233         5,480,223
Impairment charge                      5,737,597
Inventory reserve                          6,742            23,899
Other                                         --                --
                                    ------------      ------------
                                      22,351,184         8,431,919
Less valuation allowance             (22,351,184)       (8,431,919)
                                    ------------      ------------
Net deferred taxes                  $         --      $         --
                                    ============      ============

         The valuation allowances for 2000 and 1999 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The net change in valuation allowance for the years ended December 31, 2000, 1999, and 1998 was an increase of $13,919,265, $4,791,743 and $1,860,525, respectively. At December 31,
         2000, the Company has a net operating loss carryforward for tax purposes of approximately $41,141,861 that will begin to expire in 2018.

(10)     LEASE COMMITMENTS

         As of December 31, 2000, the Company had fixed assets under capital lease with a book value of $4,489,085, net of accumulated depreciation of $1,068,472. At December 31, 1999, the Company had fixed assets under capital leases with a book value of $4,529,263, net of accumulated depreciation of $818,480. Amortization of assets held under capital leases is included with depreciation expense. In April 2001, the Company fully paid the remaining lease obligations for all of its capital leases in conjunction with the asset sales described in note 2.

         The Company leases office space and certain office equipment under operating leases expiring at various dates through 2005. Rental expense under such leases for the years ended December 31, 2000, 1999 and 1998 was $64,805, $161,823 and $352,703, respectively.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are:


Years ending December 31,
   2001                          $     79,961
   2002                                79,961
   2003                                77,555
   2004                                72,793
   2005                                16,096
                                 ------------
Total minimum lease payments          326,366
                                 ============

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(11)     SUBSEQUENT EVENTS

         On June 6, 2001, the Company signed a definitive asset purchase agreement with AMII to sell the Shady Oaks/LINAC facility for net proceeds of approximately $7.7 million. This sale is expected to close during the fourth quarter of 2001.

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
23.1                Consent of KPMG LLP, as independent certified accountants