Form 10-K/A
period 2000-12-31
INTERNATIONAL ISOTOPES INC
filed 2001-11-08
CIK 1038277

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-K/A

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

November 8, 2001             By:  /s/ David M. Camp
                                  ----------------------------
                                  David M. Camp
                                  Chairman of the Board of Directors

November 8, 2001             By:  /s/ Steve L. Laflin
                                  ----------------------------
                                  Steve L. Laflin
                                  President, Chief Executive Officer and
                                    Director

November 8, 2001             By:  /s/ Paul Landers
                                  ----------------------------
                                  Paul Landers
                                  Chief Financial Officer, Chief Accounting
                                  Office and Director

November 8, 2001             By:  /s/ John M. McCormack
                                  ----------------------------
                                  John M. McCormack
                                  Director

November 8, 2001             By:  /s/ Charles A. LeMaistre, M.D.
                                  ----------------------------
                                  Charles A. LeMaistre, M.D.
                                  Director

November 8, 2001             By:  /s/ Robert J. Gary
                                  ----------------------------
                                  Robert J. Gary
                                  Director

November 8, 2001             By:  /s/ Frederick J. Bonte, M.D.
                                  ----------------------------
                                  Frederick J. Bonte, M.D.
                                  Director

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


KPMG LLP
Dallas, Texas
April 27, 2001, except for Note 11
as to which the date is June 6, 2001

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


(12)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                  YEAR ENDED DECEMBER 31, 2000
                                        -----------------------------------------------------------------------------
                                           FIRST           SECOND          THIRD           FOURTH
                                          QUARTER         QUARTER         QUARTER          QUARTER           YEAR
                                        -----------     -----------      ----------      -----------      -----------
Revenues                                $ 1,631,020       1,222,985       2,070,874        1,352,186        6,277,065
Gross loss from operations (a)             (388,500)     (1,628,869)     (1,625,714)      (3,542,861)      (7,185,944)
Impairment of long-lived assets (b)              --              --              --      (17,975,043)     (17,975,043)
                                        -----------     -----------      ----------      -----------      -----------
Net Loss                                $(4,267,840)     (5,429,216)     (4,789,681)     (26,496,983)     (40,983,720)
                                        -----------     -----------      ----------      -----------      -----------
Net loss applicable to common
shareholders                            $(4,506,160)    (13,587,692)     (9,353,442)     (28,421,348)     (55,868,642)
                                        -----------     -----------      ----------      -----------      -----------
Basic and diluted loss per common
share                                   $     (0.48)          (1.41)          (0.97)           (2.91)           (5.77)
                                        -----------     -----------      ----------      -----------      -----------

                                                                  YEAR ENDED DECEMBER 31, 1999
                                        -----------------------------------------------------------------------------
                                           FIRST           SECOND          THIRD           FOURTH
                                          QUARTER         QUARTER         QUARTER          QUARTER           YEAR
                                        -----------     -----------      ----------      -----------      -----------
Revenues                                $   607,086       1,386,747         768,071          927,620        3,689,524
Gross profit from operations                378,455         183,758          93,702          182,659          838,574
                                        -----------     -----------      ----------      -----------      -----------
Net Loss                                $(2,649,963)     (2,954,172)     (3,182,401)      (5,311,070)     (14,097,606)
                                        -----------     -----------      ----------      -----------      -----------
Net loss applicable to common
shareholders                            $(2,649,963)     (4,697,821)     (3,295,721)      (5,810,212)     (16,453,717)
                                        -----------     -----------      ----------      -----------      -----------
Basic and diluted loss per common
share                                   $     (0.36)          (0.62)          (0.39)           (0.66)           (2.03)
                                        -----------     -----------      ----------      -----------      -----------

(a) Gross loss from operations include depreciation of the LINAC which commenced in January 2000.
(b) See discussion at Note 2 regarding the impairment of long-lived assets.

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
23.1                Consent of KPMG LLP, as independent certified accountants