Form 10-K
period 2001-12-31
INTERNATIONAL ISOTOPES INC
filed 2002-05-17
CIK 1038277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal period ended December 31, 2001

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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the shares of common stock at April 4, 2002 was $6,655,679.

As of April 4, 2002 the number of shares outstanding of common stock, $.01 par value was 95,081,135 shares.

                           INTERNATIONAL ISOTOPES INC

                                    FORM 10-K

                              PRELIMINARY STATEMENT

         In late 2000, after it was apparent that we could not raise the additional equity financing we needed, we indicated that the Company would pursue strategic alternatives to sell certain assets in order to continue operations. Effective December 31, 2000 the Company decided to dispose of all its business segments, with the exception of the I4 operations. As a result, all results of operations for the discontinued segments have been reclassified as discontinued operations.

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

         On December 14, 2001, the Company completed the sale of the Shady Oaks/LINAC facility to Advanced Molecular Imaging Systems Inc. (AMISI) for $8,251,849. The sale was completed through AMISI's assumption of $7,933,000 of the Company's debt with Texas State Bank.

         The Company still has 115 acres of property in Waxahachie, Texas, and excess LINAC components as assets still held for sale. The property in Waxahachie, Texas has a net book value of $409,531. Based on an external appraisal conducted, the Company believes that proceeds from the sale of this property will be in excess of its net book value. Based on discussions with potential buyers, the Company expects to sell the excess LINAC components for more than $800,000. The sale of the Woodrow Spencer facility, Radiopharmaceutical Manufacturing Facility, the Seed Business, the Shady Oaks/LINAC, the Waxahachie property, and the excess LINAC components are referred to as the "Asset Sales".

         In March 2001 I4 terminated its commercial use subcontract agreement that was first established in 1996 at the Idaho National Engineering and Environmental Laboratory. This contract had permitted access to the Idaho research reactor for isotope production but also included an obligation to pay for the operations of a DOE owned processing facility. The cost of supporting those operations had increased considerably in the past several years to the point of no longer being a profitable operation under those contractual arrangements. Subsequent to contract termination the Company provided personnel as subcontracted labor to the laboratory contractor until that contract was mutually terminated in September 2001. The Company personnel who previously supported subcontracted operations labor at the laboratory were added to the Company staff in Idaho Falls to support the growing labor requirements of flood source manufacturing and gemstone processing. The termination of these contracts will not effect the Company's plans to continue HSA cobalt production as some material remains in production in the DOE reactor facility and this material can be shipped directly from the reactor site to the customers facilities' without any processing in the government laboratory.

         In April 2001, the Company also successfully completed a composition of creditors pursuant to which we were able to reduce our trade debt by approximately $1,200,000 as almost all of the Company's unsecured creditors agreed to accept a payment equal to 50% of the amount owed to them.

         In January 2002 certain persons acting together as a group acquired all of the Company's outstanding shares of Series A 5% Convertible Redeemable Preferred Stock and certain common stock from its then current owners, Brown Simpson's Strategic Growth Fund, Ltd. and Brown Simpson's Strategic Growth Fund LP. The securities acquired consisted of all 10,000 shares of Series A Preferred Stock and 2,087,837 shares of common stock, which the Brown Simpson entities had acquired as interest payments on the Preferred Stock. Also in January 2002, the Company re-acquired 2,817 shares (or 37.7%) of the Company's Series B 7% Convertible Redeemable Preferred Stock for $86,832.

         In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for the all Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5000 common shares for each one share of Series A or B Preferred Stock). All of the holders of the Series A Preferred Stock agreed to sell their 10,000 preferred shares for 50,000,000 shares of common stock at $0.20 per share. Holders of the Series B Preferred Stock agreed to sell their 3,700 preferred shares for 18,500,000 shares of common stock at $0.20 per share

         In March 2002 the Company made a $20,000 payment to the former chairman of the board and put a new 10-year note in place for the remaining balance owed. The new note amount was set at $909,737 with annual income based payments fixed at 7% interest plus 30% of the Company pretax net profits to be paid toward principal on the note. The former chairman agreed to declare any previous notes or agreements as null and void.

         The Company emerging subsequent to the Asset Sales now consists solely of our I4 Idaho operations and the size and nature of the business will be substantially less in scope than in prior years. The Company projects sufficient revenue growth during 2002 to meet our cash flow and operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward-looking projections. Also see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to the Company when considering an investment in our securities.


Documents Incorporated by Reference

         The information called for in Part III is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

INTERNATIONAL ISOTOPES INC

FORM 10-K

TABLE OF CONTENTS

                                                                        Page No.
Part I.

Item 1.   Business ....................................................     6
Item 2.   Properties ..................................................    11
Item 3.   Legal Proceedings ...........................................    11
Item 4.   Submission of Matters to a Vote of Securities-Holders .......    11


Part II.

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters ...............................    12
Item 6.   Selected Financial Data .....................................    15
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................    16
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk....    22
Item 8.   Consolidated Financial Statements............................    22
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .......................    22

Part III.

Item 10.  Directors and Executive Officers of Registrant ..............    23
Item 11.  Executive Compensation ......................................    23
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management ............................................    23
Item 13.  Certain Relationships and Related Transactions ..............    23


Part IV.

Item 14.  Exhibits, Financial Statement Schedule
            and Reports on Form 8-K ...................................    23
Power of Attorney .....................................................    24
Signatures ............................................................    25

PART I

Item 1.  BUSINESS

General

         International Isotopes Inc, a Texas corporation (together with its wholly owned subsidiary, International Isotopes Idaho Inc. ("I4") hereafter referred to as "we" or the "Company" or "I3") was initially formed to produce, market and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research and industry. The Company's strategy was to establish a position in the market as the first U.S. based independent commercial manufacturer of a broad range of radioisotopes, pharmaceutical grade radioisotopes, and finished radiopharmaceuticals, including medical devices (on a contract or joint venture basis) for the nuclear medicine industry.

         During  1999,  the  Company   concentrated  its  efforts  on  making  a
transition from a development stage enterprise to an operating manufacturing company with a focus on finished radiopharmaceuticals. The steps needed to make this transition proved to be more costly and complex than anticipated, causing the Company to miss many of our milestones. In addition, we were conducting testing and final modifications for operation of the Radioisotope Production Facility and the LINAC in conformity with the Company's redesign and reconfiguration. The challenges we encountered while bringing the LINAC into regular operations were also more complicated than originally estimated. As the year progressed we found it necessary to make strategic changes in our structure and business plans.

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

         Effective December 31, 2000 the Company decided to dispose of all its business segments, with the exception of the I4 operations in Idaho. This strategy was accepted based upon the premise that the remaining Company operations in Idaho would be sufficient to sustain the company and meet cash requirements for continued business operations. As a result, all results of operations for the discontinued segments have been reclassified as "discontinued operations". From November 2000 until the present, the Company laid off 183 personnel and closed all of its operating facilities in Texas. The following paragraphs describe some of the more significant events that took place during the course of the year.

         2001 Developments

         On January 16, 2001, the Company completed the sale of the Woodrow Spencer office and warehouse facility located in Denton, Texas for proceeds of $950,000, less closing costs of $63,811. The facility had a net book value of $1,095,962 December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge related to this facility in the amount of $209,773 thereby reducing the net book value to $886,189. The Company used the proceeds to reduce its revolving line of credit by $863,890 (including accrued interest of $23,400) and fund operating expenses with the remaining amounts.

         In March 2001 I4 terminated its commercial use subcontract agreement that was first established in 1996 at the Idaho National Engineering and Environmental Laboratory. This contract had permitted access to the Idaho research reactor for isotope production but also included an obligation to pay for the operations of a DOE owned processing facility. The cost of supporting those operations had increased considerably in the past several years to the point of no longer being a profitable operation under those contractual arrangements. Subsequent to contract termination the Company provided personnel as subcontracted labor to the laboratory contractor until that contract was mutually terminated in September 2001. The Company personnel who previously supported subcontracted operations labor at the laboratory were added to the Company staff in Idaho Falls to support the growing labor requirements of flood source manufacturing and gemstone processing. The termination of these contracts will not effect the Company `s plans to continue HSA cobalt production as some material remains in production in the DOE reactor facility and this material can be shipped directly from the reactor site to the customers facilities' without any processing in the government laboratory.

         On April 20, 2001, the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation ("NeoRx") for $12.0 million in cash and warrants to purchase 800,000 shares of NeoRx common stock (valued at $0). The assets acquired by NeoRx had a net book value of $11,304,724 at December 31, 2000. The Company transferred the NeoRx warrants to the Series A and B preferred stockholders in exchange for certain concessions in their certificates of designation. The Company used the proceeds from the sale to repay net advances made by NeoRx in the amount of $861,060, reduce its note payable to a commercial lender by $1,296,469 (including interest of $36,578), reduce its revolving line of credit by $2,614,023 (including accrued interest of $45,857), reduce its capital lease obligations by $3,291,289, repay a portion of the $1,145,000 note payable to the Chairman of the Board for $348,000 and fund other operating expenses.

         On April 27, 2001, the Company completed the sale of its brachytherapy seed assets (the "Seed Business") to Imagyn Medical Technologies, Inc. ("Imagyn") for cash proceeds of approximately $5.0 million. The assets acquired by Imagyn had a net book value of $5,416,294 at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge of $416,294 related to these assets thereby reducing the net book value to $5,000,000. The Company used the proceeds to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce its note payable to a commercial lender by $4,645,582 (including accrued interest of $25,768), reduce capital lease obligations by $145,632 and fund other operating expense in the amount of $100,000.

         On December 14, 2001, the Company completed the sale of the Shady Oaks/LINAC facility to Advanced Molecular Imaging Systems Inc. (AMISI) for $8,251,849. The sale was completed through AMISI's assumption of $7,933,000 of the Company's debt with Texas State Bank. The Company will retain an obligation of $500,000 on that loan for six months or until AMISI renews their note with Texas State Bank. The Company also retains an obligation (also for six months or until AMISI renews the note) for decommissioning the Shady Oaks/LINAC facility should AMISI default on payment or not meet Texas State Bank requirements for note renewal. Concurrent with the closing of this sale Texas State Bank initiated a new $1.1 million revolving line of credit with the Company. The net book value of the Shady Oaks/LINAC assets at December 31, 2000 of $23,053,925 was reduced by an impairment charge of $15,889,765 to a net book value of $7,164,160.

         In April 2001, the Company also successfully completed a composition of creditors pursuant to which we were able to reduce our trade debt by $1,200,000 as our unsecured creditors agreed to accept a payment equal to 50% of the amount owed to them.

         Recent Developments

         In January 2002 certain persons acting together as a group acquired all of the Company's outstanding shares of Series A 5% Convertible Redeemable Preferred Stock and certain Common Stock from its then current owners, Brown Simpson's Strategic Growth Fund, Ltd. and Brown Simpson's Strategic Growth Fund LP. The securities acquired consisted of all 10,000 shares of series A Preferred Stock and 2,087,837 shares of common Stock, which the Brown Simpson entities had acquired as interest payments on the Preferred Stock. Also in January 2002 the Company re-acquired 2,817 shares (or 37.7%) of the Company's Series B 7% Convertible Redeemable Preferred Stock.

         In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for the all Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5000 common shares for each one share of Series A or B Preferred Stock). All of the holders of the Series A Preferred Stock agreed to sell their 10,000 preferred shares for 50,000,000 shares of common stock at $0.20 per share. Holders of the Series B Preferred Stock agreed to sell their 3,700 preferred shares for 18,500,000 shares of common stock at $0.20 per share reducing the remaining number of outstanding Preferred Series B shares to 950.

         In March 2002 the Company made a $20,000 payment to the former chairman of the board and put a new 10-year note in place for the remaining balance owed. The new note amount was set at $909,737 with annual income based payments fixed at 7% interest plus 30% of the Company pretax net profits to be paid toward principal on the note. The former chairman agreed to declare any previous notes or agreements as null and void.

Ongoing Operations

         The Company emerging subsequent to the Asset Sales now consists solely of our I4 Idaho operations, the nature of which is substantially different from the original Company. In June 2001 we formally announced a transfer of the Company headquarters to Idaho. Concurrent with the discontinuance of operations in Texas, the Company focused on generating revenues from the newly completed contracts for contract manufacturing medical flood sources, processing Topaz Gemstones, and continuing to produce High Specific Activity (HSA) cobalt-60 from a DOE test reactor (ATR). As of December 31, 2001, the Company had 11 full time employees.

         The Company still has 115 acres of property in Waxahachie, Texas, and excess LINAC components as assets held for sale. The property in Waxahachie, Texas has a net book value of $409,531 at December 31, 2001. Based on an external appraisal conducted, the Company believes that proceeds from the sale of this property will be in excess of its net book value. Based on discussions with potential buyers, the Company expects to sell the excess LINAC components for more than $800,000.

         In November 2000 the Company signed a 5-year exclusive processing contract with Quali-Tech. Inc. for handling, storage, and processing of topaz gemstone. Also in November 2000, the Company signed a five-year manufacturing contract with RadQual, LLC to manufacture and supply medical flood sources. Activities in both these new business areas were directed towards initial start-up for the remainder of 2000, and the first quarter of 2001 although some limited gemstone processing resulted in a small amount of revenue during this period. By February 2001 the Company had completed initial start up of the Topaz gemstone handling and began producing revenues from this processing contract. In April 2001 the Company received sealed source registration approval from the State of Texas on the medical flood sources and the Company began commercial sale of that product as well.

         The Company has been able to continue steady growth in the amount of revenues generated from production of medical flood sources and gemstone processing and expects continued growth through 2002. Therefore, the Company projects sufficient cash flow to met our operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward looking projections. Also see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to the Company when considering an investment in our securities.

Industry Overview and Target Markets

         The industry and markets which require or involve the use of radioactive material are diverse. The Company's current operations involve several of these diverse applications. First, our HSA cobalt production supplies bulk material, which is used primarily in medical devices. Second, the Company is a contract manufacturer of medical flood sources which are used for operational checks on gamma camera systems. Finally, the Company supports the packaging and measurement of gemstones that have undergone reactor irradiation for color enhancement.

         The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link as being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission and specially trained staff to handle these materials. The Company has an NRC operating license and has, in fact, continued to amend this license several times during 2001 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year.

Products

         HSA Cobalt - The Company is one of a very few sources of this material worldwide. High Specific Activity (HSA) cobalt is used primarily in external beam radiation medical devices such as the Gamma Knife. This device is used for non-surgical radiation treatment of vascular deformities and non-malignant tumors in the brain. The HSA cobalt requires three to five years of irradiation to reach the necessary level of activity for this medical application. The Company manages an inventory of approximately 800,000 curies of this material in various stages of production, thus ensuring a long and continuous supply of material. After irradiation the material is shipped directly from the DOE reactor laboratory to the customer's facilities, thus eliminating the need for any on site processing of the material following irradiation.

         Other Reactor Produced Radioisotopes - The Company's facility and NRC license permits processing of a wide variety of radioisotopes. The Company is evaluating establishing additional radioisotope transport and processing capabilities that would permit production and sale of various new radioisotopes using the DOE laboratory test reactor for production and the Company's Idaho Falls facility for processing.

         Flood Source Contract Manufacture - The Company is an exclusive contract manufacturer of flood sources for RadQual, LLC. The flood sources are used for the daily operational quality control checks of SPECT or Planar Imaging gamma cameras. These gamma cameras are a fundamental imaging modality used in thousands of nuclear medicine and cardiovascular imaging centers around the country. The customer replaces the sources approximately once each 12 - 18 months.

         Gemstone Processing - The Company has an exclusive contract with Quali-Tech Inc., who in turn contracts with the Topaz Group Inc., for processing topaz gemstones. These gemstones are irradiated in a reactor to give them the characteristic blue color associated with topaz. The Company receives "white" stones, packages these stones for irradiation, manages the transport of the stones to and from the reactor facility, and then completes post irradiation processing of the stones before return shipment to the customer. In 2001 the production volume of the gemstones was limited by the availability of irradiation containers due to the difficulty involved with repairing and constructing these containers. However, in January 2002 the Company has solved container construction problems and implemented a new technology to repair containers. As a result the Company has been able to double the number of containers in service for irradiation of the gemstones.

Competition

         HSA cobalt is produced in some other reactors but we do not believe any in the U.S. are capable of producing the high activity level and volume required for meaningful commercial production.

         Reactor produced radioisotopes are supplied by many reactor facilities around the world including two domestic sources (the University of Missouri Research Reactor and the High Flux Isotope Reactor located in Oak Ridge Tennessee). Most radioisotopes from reactors are produced in bulk form, are very competitively priced, and offer small margins for profit. However, we think the limited capacity of MURR and the non-commercial operational aspects of the DOE owned reactor in Oak Ridge make them weak competitors for large-scale production of industrial isotopes such as HSA cobalt-60.

         Medical flood sources - The Company is one of three major producers of flood sources within the U.S. The Company's customer (RadQual, LLC) has increased the number of authorized distributors and expanded the production line to include several specialized source designs. These factors, coupled with the excellent quality and delivery performance record the Company established during 2001, we hope to have set the stage for increased sales of these products in 2002, although there can be no assurance of increased sales.

         Gemstone processing - there is no other commercial company or reactor in the U.S. processing irradiated gemstones. We believe there are one or two other reactors in the world who support this business with other companies overseas.

Manufacturing

         Quality assurance and quality control are performed according to current Good Manufacturing Practices ("GMP") regulations and Nuclear Quality Assurance standard #1 (NQA-1). The Company maintains quality control, and is responsible for the quality of all components, containers, in-process materials, labeling, and final products.

Government Regulation

         The Company has obtained a license from the Nuclear Regulatory Commission, Region IV which permits use and possession of by-product material. The scope of this license includes radioactive gemstone processing, environmental sample monitoring, and various research and development activities and we believe is broad enough in scope not to restrict anticipated business activities in the coming year.

         Regulation of Radioisotope Production and Radioactive Waste. The manufacture of radioisotopes, medical flood sources, and processing topaz gemstones are subject to extensive federal regulation. Prior to commencing operations in our newly leased Idaho facility, the Company obtained approval from the Nuclear Regulatory Commission. The medical flood sources are licensed as Sealed Sources through the State of Texas Department of Health. The new production facility will not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, will not be designated as a "fixed nuclear facility.

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

         Other Regulations. In the event we enter into agreements with suppliers to acquire neutron-produced research and therapeutic radioisotopes we could be subject to additional regulations of the Nuclear Regulatory Commission or Food and Drug Administration.

Employees

         In November 2000, when the Company first determined it would proceed with asset sales, the Company employed 183 people. As a condition of the Asset Sales to NeoRx and Imagyn, the Company identified 38 employees who perform functions in connection with the sold assets and business lines. The purchasers, Imagyn and NeoRx, offered employment to these employees at their discretion. The remaining employees associated with discontinued operations were terminated and as of December 31, 2001 the Company had 11 full-time employees, consisting of one executive officer, two scientific and engineering professionals, six production technicians, and two administrative personnel. The Company also has two additional part time or contract employees working as accounting consultants.

Item  2.  PROPERTIES

         The Company has three years remaining on a five-year lease with purchase options on a 7,500 square foot facility located in Idaho Falls. This facility is currently licensed under the Nuclear Regulatory Commission and is being used for processing of topaz gemstones and contract manufacturing of medical flood sources.

         The Company still has 115 acres of property in Waxahachie, Texas, and excess LINAC components as assets still held for sale. The property in Waxahachie, Texas has a net book value of $409,531. Based on an external appraisal conducted, the Company believes that proceeds from the sell of this property will be in excess of its net book value. Based on discussions with potential buyers, the Company expects to sell the excess LINAC components for more than $800,000.


Item 3. LEGAL PROCEEDINGS

         During 2000-2001 the Company was a defendant in several lawsuits involving creditor and supplier claims. The Company has settled each of these claims.

         The Company is not a party to any other legal proceedings incidental to its business which, in the opinion of management, are expected to have any material adverse effect on the Company's consolidated financial position, operating results, or liquidity.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         An annual meeting of stockholders was conducted on November 2, 2001. The purpose of the meeting was to review Company performance and present 3 propositions for voting and stockholder approval. The three propositions were 1) to elect five directors to serve until the next succeeding annual meeting and until their respective successors are elected and qualified; 2) to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ending December 31, 2001; and 3) to approve an increase in the authorized shares of common stock from 50,000,000 to 250,000,000 shares. A Proxy statement, form of Proxy, and a copy of the Annual Report on Form 10K as filed with the Securities and Exchange Commission were distributed to all stockholders on September 2, 2001. A total of 72.2% of the Common shares voted and all three propositions were passed by at least 70% of the shares then outstanding.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         Prior to the completion of our IPO in August 1997, there was no established public trading market for our Common Stock. At that time the Company's Common Stock commenced trading on the NASDAQ Small Cap Market under the symbol of "INIS". The Company was also listed on the Boston Stock Exchange under the symbol "ITL". High and low sales prices reported by Nasdaq during the periods indicated are shown below:

           Fiscal Year        Quarter      High            Low


              1999              1st      $ 16.625        $ 8.6250
              1999              2nd      $ 16.875        $ 7.6250
              1999              3rd      $ 10.00         $ 4.3125
              1999              4th      $  8.50         $ 4.5625

              2000              1st      $ 10.375        $ 5.250
              2000              2nd      $  7.00         $ 4.000
              2000              3rd      $  4.50         $ 2.813
              2000              4th      $  4.438        $ 0.094

              2001              1st      $  0.3475       $ 0.0937
              2001(1)           2nd      $  0.0937       $ 0.0625
              2001(2)           2nd      $  0.13         $ 0.035
              2001              3rd      $  0.09         $ 0.03
              2001              4th      $  0.05         $ 0.015

         (1)    For the Nasdaq listing April 2 - 10, 2001
         (2)    For the Non- Nasdaq OTC April 11 - June 29, 2001

         On January 3, 2001 we were formally notified that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the Nasdaq Small Cap Market under
Marketplace  Rule  4310(c)(4)  (the  "Rule").   Therefore,  in  accordance  with
Marketplace Rule 4310(c)(8)(B), we were provided 90 calendar days to regain compliance with this Rule. On April 3, 2001, we were notified that our securities had been delisted.

         On December 31, 2001, there were over 260 holders of record of the Common Stock (although we believe that the number of beneficial owners of Common Stock is approximately 3,500). The closing price on December 31, 2001 , of a share of common stock was $ 0.019. We have never paid any cash dividends on the common stock. In the future, and based upon Company profit performance, the Board of Directors of the Company will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business.

         In January of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series A redeemable convertible preferred stock. The Company satisfied the $125,000 quarterly dividend payment by issuing 711,186 shares of common stock at $0.1757 per share, the average closing price of the common stock for the preceding 10 trading days, discarding the highest and the lowest for the period.

         In March of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $143,798 dividend payment by issuing 885,001 shares of common stock at $0.1625 per share, the average closing price of the common stock for the preceding 5 trading days.

         On April 15, 2001, the Company issued 1,376,651 shares of common stock in payment of the quarterly dividend requirement of $125,000 on the Series A Preferred Stock.

         On April 20, 2001 the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx for cash proceeds of $12.0 million and warrants to purchase 800,000 shares of NeoRx common stock (valued at $0). The warrants were to be provided to the Company's Series A and Series B Preferred stockholders in exchange for their agreement to complete certain amendments and modifications to their Certificates of Designation.

         In May of 2001, 500 shares of Series B Preferred stock were converted into 250,000 shares of common stock.

         On June 1, 2001, the Company issued 2,798,172 shares of common stock in payment of the quarterly dividend requirement of $139,909 on the Series B Preferred Stock.

         In June of 2001, 250 shares of Series B Preferred Stock were converted into 125,000 shares of common stock.

         On September 1, 2001, the Company declared a required quarterly dividend of $130,673 on the Series B Preferred Stock. This dividend was satisfied on January 14, 2002 by issuing 3,266,807 shares of common stock.

         On December 1, 2001, the Company declared a required quarterly dividend of $130,673 on the Series B Preferred Stock. This dividend was satisfied on January 14, 2002 by issuing 6,533,625 shares of common stock.


Recent Sales of Unregistered Securities

         The Series B Preferred Stock was mandatorily redeemable on May 31, 2003 in cash or common stock at the then Average Price, at the Company's option. When originally issued, holders of Series B Preferred Stock could require early redemption on December 1, 2000 and June 1, 2001. Other mandatory redemption events included change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. In March, 2001, the holders of Series B Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series B Preferred Stock was then convertible to common stock at a fixed price of $2 .00 per share subject to adjustment in the case of stock splits or stock dividends. As consideration for those concessions, we distributed to the holders of Series B Preferred Stock an aggregate of 360,850 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx.

         The Series A Preferred Stock was mandatorily redeemable on May 20, 2002 in cash or common stock at the then Average Price, at the Company's option. In March, 2001, the holders of Series A Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series A Preferred Stock was then convertible to common stock at a fixed price of $2 .00 per share, subject to adjustment in the case of stock splits or stock dividends. As consideration for those concessions, we distributed to the holders of Series A Preferred Stock an aggregate of 439,150 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx.

         In January 2002 certain persons acting together as a group acquired all of the Company's outstanding shares of Series A 5% Convertible Redeemable Preferred Stock and certain Common Stock from its then current owners, Brown Simpson's Strategic Growth Fund, Ltd. and Brown Simpson's Strategic Growth Fund LP. The securities acquired consisted of all 10,000 shares of Series A Preferred Stock and 2,087,837 shares of common stock, which the Brown Simpson entities had acquired as interest payments on the Preferred Stock. Also in January 2002, the Company re-acquired 2,817 shares (or 37.7%) of the Company's Series B 7% Convertible Redeemable Preferred Stock for $86,832.

         In February and March 2002 the Company gained approval from 100% of the holders of Series A Preferred Stock and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for the all Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer for the Series A and B Preferred Stock (5000 common shares for each one share of Series A or B Preferred Stock). All of the holders of the Series A Preferred Stock agreed to sell their 10,000 preferred shares for 50,000,000 shares of common stock at $0.20 per share. Holders of the Series B Preferred Stock agreed to sell their 3,700 preferred shares for 18,500,000 shares of common stock at $0.20 per share reducing the remaining number of outstanding Preferred Series B shares to 950.

Item 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historic financial data for the period from the three years ended December 31, 1999 through December 31, 2001. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto of the Company included on the pages immediately following the index to Consolidated Financial Statements appearing on pages F-1.

                                                                 Year ended December 31,
                                                        2001             2000              1999
                                                    ------------     ------------       ------------
Revenues                                            $  2,177,900     $  2,076,884       $  2,553,389
                                                    ------------     ------------       ------------

Cost of Revenue                                        1,424,111          930,536          1,100,952
Operating costs and expenses                           1,797,385        7,150,192          4,730,659
                                                    ------------     ------------       ------------
    Operating loss                                    (1,043,596)      (6,003,844)        (3,278,222)

Loss from discontinued operations                     (1,774,118)     (16,891,284)       (10,798,850)
Impairment loss                                                -      (17,975,043)                 -
                                                    ------------     ------------       ------------
    Loss from discontinued operations               $ (1,774,118)    $(34,866,327)      $(10,798,850)
                                                    ------------     ------------       ------------

    Net loss                                        $ (2,818,215)    $(40,983,720)      $(14,097,606)
                                                    ============     ============       ============

Preferred stock dividends, deemed dividend and
    accretion of discount                             (1,325,085)     (14,884,922)        (2,356,111)

Net loss applicable to common stockholders          $ (4,143,300)    $(55,868,642)      $(16,453,717)
                                                    ============     ============       ============
Net loss per common share - basic and diluted       $      (0.26)    $      (5.77)      $      (2.03)
                                                    ============     ============       ============
Weighted average common shares outstanding
    basic and diluted                                 15,976,551        9,686,303          8,110,521
                                                    ============     ============       ============

Cash and cash equivalents and investments           $    293,969     $    642,554       $  2,990,300
Property and equipment (net)                             280,036          455,541         40,734,736
Total assets                                           4,266,660       29,584,819         51,549,026
Long-term debt, excluding current portion                 45,182        2,093,752         17,006,704
Redeemable convertible preferred stock, net
  of discounts                                        17,117,755       17,337,954          8,392,475
Total stockholders' equity (deficit)                 (16,348,824)     (13,750,809)        21,599,200


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         This overview contains forward-looking statements that include, but are not limited to, the Company's expectations regarding its future financial condition and operating results, product development, business and growth strategy, market conditions, and competitive environment. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors disclosed in this document.

         During 2000, it became apparent that the Company was not going to be successful in completing a third round of preferred stock funding. Since we had been a development stage company with virtually no other sources of funds than additional financing, this funding was essential to continue operations. As a result, we investigated and pursued several alternatives in an attempt to salvage the business. First, we pursued several partnering relationships with customers. These attempts were not successful primarily due to our weak financial condition. We also considered seeking relief or liquidation under Chapter 11 and Chapter 7 of the Bankruptcy Code, respectively. We concluded that bankruptcy was not the best option for the Company or our creditors as the claims of secured creditors and unsecured creditors and bankruptcy administration costs would exceed the realizable value of our assets and unsecured creditors and shareholders would receive nothing due to the radiation license liabilities, the anticipated difficulty in selling assets containing radioactive materials, and the probable loss of critical highly skilled employees. Without these key employees the assets' value to a potential purchaser would be greatly diminished.

         Therefore, we decided to pursue a strategy of divestiture outside of bankruptcy to attempt to maximize value for our creditors and shareholders. From early December 2000, banking institutions and entities that have acquired certain Company assets funded our continuing operations through most of 2001. Our primary lender increased our borrowing capacity in the amount of $2.4 million and NeoRx advanced the Company $930,000, which was converted to purchase price upon consummation of the sale of our Radiopharmaceutical Manufacturing Facility.

         In November 2000 the Company signed a five-year exclusive processing contract with Quali-Tech. Inc. for handling, storage, and processing of topaz gemstone. Also in November 2000 the Company signed a five-year manufacturing contract with RadQual, LLC to manufacture and supply medical flood sources. Activities in both these new business areas were directed towards initial start-up for the remainder of 2000 and the first quarter of 2001 although some limited gemstone processing resulted in a small amount of revenue during this period. By February 2001 the Company had completed initial start up of the Topaz gemstone handling and began producing revenues from this processing contract. In April 2001 the Company received sealed source registration approval from the State of Texas on the medical flood sources and the Company began commercial sale of that product as well.

         On March 20, 2001, we signed an asset purchase agreement with NeoRx to sell our Radiopharmaceutical Manufacturing Facility for $12.0 million in cash and warrants to purchase 800,000 shares of NeoRx common stock (valued at $0). The purchase price was reduced by the $861,000 previously advanced by NeoRx. The transaction closed on April 20, 2001. The net book value of the tangible equipment was approximately $11.3 million at December 31, 2000. The net proceeds from the sale were used to repay the aforementioned advance from NeoRx and, along with the $6 million note payable assumed by NeoRx, reduced long-term debt approximately $3.9 million and reduced capital lease obligations by $3.3 million. The remaining funds were used to pay closing costs totaling $383,000 and to satisfy various creditor obligations.

         On March 20, 2001, we signed a letter of intent with Imagyn to sell the brachytherapy seed assets for cash proceeds of approximately $5.0 million. The transaction closed on April 27, 2001. The net book value of the tangible equipment related to this transaction was approximately $5.4 million at December 31, 2000. Based on the anticipated sales proceeds, the Company recorded an impairment charge of $416,294 related to these assets at December 31, 2000. The proceeds were used to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce the note payable to a commercial lender by $4,645,582 (including accrued interest of $25,768), reduce capital lease obligations by $145,632 and fund other operating expense in the amount of $100,000.

         In March 2001 I4 terminated its commercial use subcontract agreement that was first established in 1996 at the Idaho National Engineering and Environmental Laboratory. This contract had permitted access to the Idaho research reactor for isotope production but also included an obligation to pay for the operations of a DOE owned processing facility. The cost of supporting those operations had increased considerably in the past several years to the point of no longer being a profitable operation under those contractual arrangements. Subsequent to contract termination the Company provided personnel as subcontracted labor to the laboratory contractor until that contract was mutually terminated in September 2001. The Company personnel who previously supported subcontracted operations labor at the laboratory were added to the Company staff in Idaho Falls to support the growing labor requirements of flood source manufacturing and gemstone processing. The termination of these contracts will not effect the Company's plans to continue HSA cobalt production as some material remains in production in the DOE reactor facility and this material can be shipped directly from the reactor site to the customers facilities' without any processing in the government laboratory.

         In April 2001, the Company also successfully completed a composition of creditors pursuant to which we were able to reduce our trade debt by approximately $1,200,000 as most of our unsecured creditors agreed to accept a payment equal to 50% of the amount owed to them.

         Subsequent to the close of the asset sales to NeoRx Corporation and Imagyn Medical, Inc., in April and May of 2001 International Isotopes and Texas State Bank cooperated to restructure several of the notes and loans established for the company. A balance limit on the company's main commercial loan was reduced from $15,000,000 to $7,750,000 with an interest rate of 9.6% per annum and all principal and interest payments were suspended until the loan reaches maturity on January 27, 2002. The company's previous $5 million line of credit note was reduced to a $1 million line, also with an interest rate of 9.6% per annum. Principal and interest payments on the line of credit were also deferred until the maturity date of April 27, 2002. Immediately after closing approximately $400,000 was drawn against this line of credit to reduce the commercial loan to the limited amount of $7,750,000 and address miscellaneous legal expenses and payments made by Texas State Bank on the company's behalf. The balance of this line of credit is to be used to support the continuing cash needs of the company. Texas State Bank also opened a new $500,000 commercial line of credit with an interest rate of 9.6% per annum to support the interim operations of the Shady Oaks/LINAC facility pending the completion of the sale of that property and equipment. Principal and interest payments on this line of credit were also deferred until January 27, 2002.

         On December 14, 2001, the Company completed the sale of the Shady Oaks/LINAC facility to Advanced Molecular Imaging Systems Inc. (AMISI) for $8,251,849. The sale was completed through AMISI's assumption of $7,933,000 of the Company's debt with Texas State Bank. The Company will retain an obligation of $500,000 on that loan for six months or until AMISI renews their note with Texas State Bank. The Company also retains an obligation (also for six months or until AMISI renews the note) for decommissioning the Shady Oaks/LINAC facility should AMISI default on payment or not meet Texas State Bank requirements for note renewal. Concurrent with the closing of this sale Texas State Bank initiated a new $1.1 million revolving line of credit with the Company at 7% interest.


Liquidity and Capital Resources

         On December 31, 2001 the Company had cash and cash equivalents of $293,969 compared to $642,554 at December 31, 2000. For the year ended December 31, 2001, net cash used in operating activities of $7,594,915 and net cash used in financing activities of $10,298,100 was provided from investing activities of $17,544,430.

         The Company has incurred losses applicable to common shareholders of $4,143,300 for the year ended December 31, 2001 and has an accumulated deficit of $87,190,470 since inception. The Company has principally funded operations and plant and equipment expenditures from proceeds from public and private sales of equity as well as through the Asset Sales, discussed above. The Company has also borrowed funds under short and long-term borrowing arrangements. As of December 31, 2001, we had net borrowings of $1,053,020 in the revolving line of credit, with Texas State Bank, secured by a portion of assets, accounts receivable, and excess LINAC equipment which is still held by the Company for sale; a long term note payable of $70,477 to the Eastern Idaho Economic Development Council, secured by an irrevocable letter of credit, with monthly principal and interest payments of $2,213; a note payable of $345,295 to Texas State Bank secured by the Waxahachie real estate with no monthly payment; and a ten year note payable to William Nicholson, the former chairman of the board, in the amount of $797,000. The Company has retained a guarantee obligation of $500,000 on the loan AMISI assumed from the Company in December 2001. This obligation lasts for six months or until AMISI renews their note with Texas State Bank, whichever comes first.


Results of Operations

         The Company has undergone significant changes in debt structure, assets, and business strategy in the past year. Since the asset sales, as described in other sections of this report, the Company has consisted solely of what had been the subsidiary holding, International Isotopes Idaho Inc., or I4. Commencing with this annual report the Company financial reporting is based primarily upon what had previously been the I4 subsidiary. All of the financial data from the former parent, I3, has been incorporated but has been summed and reported under "discontinued operations". Costs associated with corporate administration for all periods have been reported as part of continuing operations.

Year ended December 31, 2001 compared to year ended December 31, 2000

         Revenues

         Total revenues were $2,177,900 in 2001 as compared to $2,076,884 in 2000, an increase of $101,016 or 4.9%. The increase was attributable to increasing sales of medical flood sources and processed topaz gemstone. The increased revenues from those products totally eclipsed the decrease in sales of reactor-produced radioisotopes, which fell from $2,059,496 in 2000 to $1,393,181 in 2001, a decrease of 32%. The decrease was primarily the result of stopping iridium-192 and nickel-63 sales due to the termination of the contract with the DOE contractor for hot cells operation. In 2001the revenues from the sale of HSA cobalt were $428,562 compared to $800,158 in 2000. The decrease of $371,596 was attributable to increased pressure from foreign suppliers. In 2001 the revenue from sale of gemstone processing was $323,948 as compared to $17,388 in 2000. In 2001 the revenues from sale of medical flood sources was $436,179 compared to $0 in 2000. The increases in gemstone and medical flood sources revenue compared to the decrease in reactor isotopes is illustrative of the changing business strategy and product mix the Company has undergone in the past year.

         Cost of revenues

         Cost of revenues for 2001 was $1,424,111 compared to $930,536 in 2000, an increase of $493,575 or 53%. Approximately $253,000 of this increase was attributable to costs incurred in the later part of 2000 related to reactor isotope production and hot cell operations contract with the DOE contractor. That contract was terminated in March 2001, but all prior expenses had to be paid current by April 15, 2001. The increase was also attributable to approximately $225,000 of costs incurred for the start-up of medical flood source manufacturing in the beginning of 2001.

         Operating costs and expenses

         Total operating costs and expenses for 2001 were $1,797,385, as compared to $7,150,192 in 2000, a decrease of $5,352,807 or 75%. The decrease was attributable to the change in corporate structure, a reduction in contract labor expense and consulting services as a result of terminating the contract with the DOE laboratory contractor.

         Other income (expense)

         Interest income was $2,613 in 2001 as compared to $0 in 2000. The small increase was attributable to the establishment of a $130,000 certificate of deposit for use as financial assurance for decommissioning, an NRC licensing requirement.

         Interest Expense was $3,114 in 2001 compared to $113,549 in 2000. The reduction was attributable to deferrals in interest payments to Texas State Bank.

         Discontinued Operations

         The net loss from discontinued operations was ($1,774,118) in 2001 compared to ($34,866,327) in 2000. The $33,092,209 reduction in loss was attributed to reductions in the impairments in long-lived assets and losses from the discontinued segment. The impairment of long-lived assets was $0 in 2001 compared to $17,975,043 in 2000 since the impairment was a one time adjustment made prior to the sale of assets in 2001. The loss from operations of discontinued segments was ($2,325,282) in 2001 compared to ($16,891,284) in 2000. The reduction in loss was attributable to the discontinuation of operations of the Radiopharmacy, breachytherapy seed production, and Linac operations. The Company had a gain of approximately $551,000 on the disposal of the discontinued operations during 2001.


Year ended December 31, 2000 compared to year ended December 31, 1999

         Revenues

         Total revenues were $2,076,884 in 2000 as compared to $2,553,389 in 1999, a decrease of $476,505 or 19%. The majority of the decrease was attributable reductions in sales of several radioisotopes. Strontium-89 sales decreased from $102,197 in 1999 to $4,500 in 2000, a decrease of $97,697, or 96%. The decrease was attributable to a termination of the sales agreement with the single customer who purchased this radioisotope. Nickel-63 sales decreased from $376,690 in 1999 to $151,855 in 2000, a decrease of $224,835 or 60%. The decrease was attributable to a large one-time sale that had been completed in 1999. Cobalt-60 sales decreased from $936,506 in 1999 to $800,158 in 2000, a decrease of $136,348 or 15%. This decrease was attributable to the effect of foreign sales competition.

         Cost of revenues

         Cost of revenues decreased to $930,536 in 2000 from $1,100,952 in 1999, a decrease of $170,416 or 15%. Most of the decrease was attributable to a corresponding decrease in radioisotope production.

         Operating costs and expenses

         Operating expense for 2000 was $7,150,192 as compared to $4,730,659 in 1999, an increase of $2,419,533 or 51%. The majority of this increase was attributable to increased charges from the DOE contractor on the support of the hot cells and reactor isotope production and an increase in corporate administration.

         Other income (expense)

         Interest expense increased to $113,549 in 2000 from $20,534 in 1999, an increase of $93,015 or 453%. The increase was attributable to the increased debt incurred by the Company.

         Discontinued Operations

         The net loss from discontinued operations (including impairment of long-lived assets) was ($34,866,327) in 2000 compared to ($10,798,850) in 1999, an increase of $24,067,477 or 223%. The increased loss in 2000 was attributable to a $17,975,043 impairment made on long -lived assets and an increase of $6,092,434 in losses attributed to operations of the discontinued segment. The majority of costs associated with the discontinued segment related to start-up activities of the radiopharmacy, Linac, and breachytherapy seed production operations.

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

International Isotopes has incurred and may continue to incur losses. The Company has incurred net losses for most fiscal periods since its inception. From inception (November 1995) through December 31, 2001 the Company generated $15,064,521 in revenues and had an accumulated deficit (including preferred stock dividends and returns) in the amount of $87,190,470. However, although we cannot provide any assurance we believe the Company's asset sales and start of new manufacturing operations will produce sufficient revenue to meet our 2002 cash flow and operational needs.

We may need additional financing to continue operations. Following the asset sales completed as of December 31, 2001 the Company has a $345,295 note with Texas State Bank which matures in April 2002. The note is secured by the Company's Waxahachie property, valued at approximately $400,000. The Company also has an outstanding debt of $1,053,020 on a $1.1 million revolving line of credit account, also with Texas State Bank. That note matures in June 2002 and is secured with 80% of accounts receivable and 50% of fixed assets of the Company. The sale of remaining Company assets (Linac equipment and Waxahachie property) will be applied to pay down these notes and renew the term on the revolving line of credit. If our asset sale(s) are not completed before the maturity dates of these respective notes we will have to negotiate an extension to their terms. The Company also has a ten-year note for $797,000 at 7% interest to a former Company Chairman of the Board. Principal and interest payments on this note are to be paid annually based upon net profits of the Company (annual principal payment to equal 30% of net pre-tax profits). The Company also has a long-term note payable of $70,477 to the Eastern Idaho Economic Development Council secured by an irrevocable letter of credit.

Remaining Company Obligations on the loan to AMISI and potential decommissioning responsibility for the Linac facility. The Company has retained a guarantee obligation of $500,000 on the loan AMISI assumed from the Company in December 2001. This obligation lasts for six months or until AMISI renews their note with Texas State Bank., whichever comes first. The Company also retains an obligation, under the same terms of time or renewal, for decommissioning the Shady Oaks/LINAC facility should AMISI default on payment or not meet Texas State Bank requirements for note renewal. The Company has estimated the cost of this decommissioning to be no more than $500,000 but would be partially supported by AMISI's forfeiture of their $183,000 surety bond for decommissioning. Renewal of the note to AMISI is subject to the approval of terms by Texas State Bank and is required to be completed before July 27, 2002.

We will continue to be dependent upon our remaining facilities and equipment to function properly in order to provide consistent, timely shipments of products that meet our customers' specifications. If we experience equipment failures or breakdowns we may be unable to satisfy our customers, which could result in the cancellation of contracts and the loss of revenues.

There is no long term contract in place with the DOE Contractor for continued HSA Cobalt production. The Company's contract for exclusive use of the DOE reactor for isotope production and the Company's responsibility for operation of the hot cells facility has been terminated. Instead the company is putting short term specific "work for non-government sponsor agreements" in place with the DOE contractor to continue sales of HSA cobalt irradiated at the reactor facility. We expect that long-term agreement will be negotiated in 2002, however, there is no assurance these contracts will be equitable or continuing.

Operational hazards (i.e., spills, faults, ventilation failure, etc.) could result in the spread of contamination within our facility and require additional funding to correct. An irrevocable, automatic renewable letter of credit against a $130,000 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license. If a contamination event resulted in greater liability to us we would have to borrow money or fund the liability from our future revenue.

Government regulation could adversely affect our business. Operations within the Company's facility are subject to the U.S. Nuclear Regulatory Commission regulations and Food and drug Administration. Medical flood sources are regulated by the Texas Department of Health as a sealed source. To the extent these regulations are or become burdensome, our business development could be adversely affected.

We are dependent upon key personnel. Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer. The Company is highly dependent upon this person and the loss of this individual could have a material adverse effect on us. There is a $2 million dollar key man life insurance policy on Mr. Laflin and 5 year employment agreement extending through February 2007. The Company has revised and reissued the stock incentive program to assist with offering incentives and retaining key personnel. The revised stock incentives program will, however, have to be ratified by a vote of the stockholders during the next annual meeting. In addition, there is no assurance the Company will be able to retain our existing personnel or attract additional qualified employees. Loss of any of these relationships would result in a significant decline in revenue.

We are dependent on various third parties in connection with our business operations. The production of HSA Cobalt is dependent upon the Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has a contract with The Topaz Group, Inc. Medical flood source manufacturing is conducted under and exclusive contract with RadQual, LLC. who in turn has agreement in place with several companies for marketing and sales. Each of our competitors has significantly greater financial resources than us and that could create a competitive advantage for them over us.

We are subject to competition from other companies. Each of the business areas of the Company have direct competition from other businesses. HSA cobalt is supplied by other reactor facilities around the world. Medical flood sources are being produced by several other manufacturers in the U.S. and overseas. There is at least one other processor of Gemstone in Europe.


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

         We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002, except that goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001. At December 31, 2001, our unamortized goodwill and intangibles was zero as a result of the impairment charge recorded.

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


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on its long-term debt. However, the Company has two variable interest rate loans and the Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's borrowing costs and cash flows of a one-point interest rate change on the outstanding balance of the variable rate debt as of December 31, 2001 would be approximately $14,000.



Item 8. FINANCIAL STATEMENTS

The following financial statements are included herewith:

Report of Independent Certified Public Accountants (Hansen, Barnett & Maxwell)

Independent Auditors' Report (KPMG LLP)

Consolidated Balance Sheets of the Company as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 12, 2001, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company filed a Form 8-K identifying a change in the Company's Certifying Accountants. KPMG LLP previously served as the principal accountants for the Company. On September 6, 2001, the Company elected to terminate that firm's appointment effective after the audit of the Company's consolidated financial statements as of the year ended December 31, 2000 and the issuance of the report thereon. The Company announced it had decided to retain Grant Thornton LLP as principal accountants. The decision to change accountants was approved by the Company Audit committee of the Board of Directors, the Board of Directors, and was ratified by a vote of the shareholders at the annual meeting on November 2, 2001. In connection with the audits of the two fiscal years ended December 31, 2000 there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         On March 29, 2002 Grant Thornton informed the Company it was declining to accept the engagement as the Company's principal accountants. There were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. On April 1, 2002, after approval by the Company's Audit committee of the Board of Directors and the Board of Directors, the Company retained Hansen, Barnett, and Maxwell as the Company's Principal Accountants. On April 5, 2002 pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company filed a Form 8-K identifying the change in the Company's Certifying Accountants. The
Company's selection of Hansen, Barnett, and Maxwell will be posed for ratification by a vote of the shareholders at the 2002 annual meeting.



PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2001, the close of our fiscal year.


Item 11.  EXECUTIVE COMPENSATION

         The information set forth under the captions "Executive Compensation and Other Matters" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2001, the close of our fiscal year.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the captions "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2001, the close of our fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Certain Transactions" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2001, the close of our fiscal year.

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

10.1 Copy of the Company's 2002 Long Term Incentive Plan, including forms of nonqualified Stock Option Agreement, Incentive Stock Option Agreement and Restrictive Stock Option Agreement (incorporated by reference to
         Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

21. List of subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

23.      Power of Attorney (included as part of signature page).

Reports on Form 8-K

         The Company filed a Form 8-K January 29, 2001 with respect to a notice of noncompliance of NASDAQ Rule 4310(c)(4) and the appointment of David M. Camp as chairman of the board of directors; on April 2, 2001 with respect to definitive agreements to sell the Radiophamaceutical Manufacturing Facility and brachytherapy seed assets; on May 8, 2001 with respect to the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation and the sale of the brachytherapy seed assets to Imagyn Medical, Inc.; on October 12, 2001 with respect to the Company's selection of Grant Thornton as the Company's auditing firm in place of KPMG LLP; and on January 16, 2002 with respect the purchase of the Series A Preferred stock by a group of investors and the Company's repurchase of 2817 shares of Preferred Series B stock.



                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of International Isotopes Inc, a Texas corporation, and the undersigned directors and officer of International Isotopes Inc, hereby constitutes and appoints Steve Laflin its, or his, true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      International Isotopes Inc.


                                      By: /S/ Steve Laflin
                                          -------------------------------
                                          Steve Laflin
                                          President and Chief Executive Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 17, 2002              By:  /s/ Dr. Ralph Richart
                               ----------------------------
                               Dr. Ralph Richart
                               Chairman of the Board of Directors

May 17, 2002              By:  /s/ Steve L. Laflin
                               ----------------------------
                               Steve L. Laflin
                               President, Chief Executive Officer and Director

May 17, 2002              By:  /s/ Christopher Grosso
                               ----------------------------
                               Christopher Grosso
                               Director

May 17, 2002              By:  /s/ Randall O'Kane
                               ----------------------------
                               Randall O'Kane
                               Director

May 17, 2002              By:  /s/ Keith Allberg
                               ----------------------------
                               Keith Allberg
                               Director

INTERNATIONAL ISOTOPES, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS


                                                                   Page No.

Report of Independent Certified Public Accountants
     (Hansen, Barnett & Maxwell)..................................    28

Independent Auditors' Report (KPMG LLP)...........................    29


FINANCIAL STATEMENTS

Consolidated Balance Sheets of the Company
     as of December 31, 2001 and 2000.............................    30

Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.............................    31

Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1999, 2000 and 2001.......................    32

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.............................    33

Notes to Consolidated Financial Statements .......................    35

HANSEN, BARNETT & MAXWELL                               (801) 532-2200
A Professional Corporation                            Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                       5 Triad Center, Suite 750
                                                Salt Lake City, Utah 84180-1128
                                                        www.hbmcpas.com





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
International Isotopes Inc.

We have audited the  accompanying  consolidated  balance sheet of  International
Isotopes Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 in the financial statements, the Company has suffered substantial and recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 11, 2002

                          Independent Auditors' Report


The Board of Directors
International Isotopes Inc.:



We have audited the  accompanying  consolidated  balance sheet of  International
Isotopes Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             KPMG LLP

April 27, 2001
Dallas, Texas


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                  December 31,
                                                                          ----------------------------
                    Assets                                                    2001            2000
 ----------------------------------------------------                     ------------    ------------
Current assets:
    Cash and cash equivalents                                             $    293,969    $    642,554
    Accounts receivable                                                        138,531         373,513
    Assets held for sale (Note 2)                                              729,531      25,085,806
    Inventories (Note 4)                                                     2,537,519       2,587,992
    Prepaids and other current assets                                          287,074         304,636
                                                                          ------------    ------------
      Total current assets                                                   3,986,624      28,994,501

Property, plant and equipment, net (Note 6)                                    280,036         455,541

Intangibles and other assets                                                         -         134,777
                                                                          ------------    ------------
      Total assets                                                        $  4,266,660    $ 29,584,819
                                                                          ============    ============


    Liabilities, Redeemable Convertible Preferred
          Stock and Stockholders' Deficit
-----------------------------------------------------
Current liabilities
    Accounts payable                                                      $    181,694    $  4,459,814
    Checks written in excess of cash in bank                                   101,714               -
    Accrued liabilities                                                        448,529         939,254
    Current portion of lease obligations                                             -       1,531,883
    Current installments of mortgage and notes payable (Note 5)              2,720,610      16,972,971
                                                                          ------------    ------------
      Total current liabilities                                              3,452,547      23,903,922

Non-current portion of lease obligations                                             -       2,025,763
Mortgage and notes payable, excluding current installments (Note 5)             45,182          67,989
                                                                          ------------    ------------
      Total liabilities                                                      3,497,729      25,997,674
                                                                          ------------    ------------
Redeemable convertible preferred stock, net
    (liquidation value of $17,467,000) (Note 8)                             17,117,755      17,337,954
                                                                          ------------    ------------
Stockholders' deficit (Note 8)
    Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        17,467 shares issued and outstanding                                         -               -
    Common stock, $0.01 par value; 250,000,000 shares authorized;
        issued and outstanding 26,581,135 at December 31, 2001
      and  10,611,411 shares at December 31, 2000                              265,812         106,115
    Additional paid-in capital                                              70,575,834      69,190,246
    Accumulated deficit                                                    (87,190,470)    (83,047,170)
                                                                          ------------    ------------
      Total stockholders' deficit                                          (16,348,824)    (13,750,809)
                                                                          ------------    ------------
      Total liabilities, redeemable convertible preferred stock
        and stockholders' deficit                                         $  4,266,660    $ 29,584,819
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                      Years ended December 31,
                                                           ----------------------------------------------
                                                              2001              2000             1999
                                                           -----------       -----------      -----------
Revenue:
   Sales of product                                        $ 2,177,900       $ 2,076,884      $ 2,553,389

Cost of revenue:
   Cost of products                                          1,424,111           930,536        1,100,952
                                                           -----------       -----------      -----------
     Gross profit                                              753,789         1,146,348        1,452,437
                                                           -----------       -----------      -----------
Operating costs and expenses:
   Salaries, contract labor and product development            521,753         1,579,317        1,297,682
   General, administrative and consulting                    1,275,632         5,570,875        3,432,977
                                                           -----------       -----------      -----------
     Total operating expenses                                1,797,385         7,150,192        4,730,659
                                                           -----------       -----------      -----------
     Operating loss                                         (1,043,596)       (6,003,844)      (3,278,222)

Other income (expense):
   Interest income                                               2,613                 -                -
   Interest expense                                             (3,114)         (113,549)         (20,534)
                                                           -----------       -----------      -----------
     Loss from continuing operations                        (1,044,097)       (6,117,393)      (3,298,756)
                                                           -----------       -----------      -----------
Discontinued operations
   Impairment of long-lived assets (note 2)                          -       (17,975,043)               -
   Loss on disposal of discontinued operations
     including provision of $2,325,282 for operating
     losses during the phase-out period (less
     applicable taxes of $0)                                (1,774,118)                -                -
   Loss from discontinued operations                                 -       (16,891,284)     (10,798,850)
                                                           -----------       -----------      -----------
     Loss from discontinued operations                      (1,774,118)      (34,866,327)     (10,798,850)
                                                           -----------       -----------      -----------
      Net loss                                              (2,818,215)      (40,983,720)     (14,097,606)

Preferred stock dividend, deemed dividend
   and accretion of discount                                (1,325,085)      (14,884,922)      (2,356,111)
                                                           -----------       -----------      -----------

Net loss applicable to common shareholders                 $(4,143,300)     $(55,868,642)    $(16,453,717)
                                                           ===========       ===========      ===========

Net loss per common share continuing
   operations - basic and diluted                              $ (0.15)          $ (2.17)         $ (0.70)
Net loss per common share discontinued
   operations - basic and diluted                                (0.11)            (3.60)           (1.33)
                                                           -----------       -----------      -----------

Net loss per common share - basic and diluted                  $ (0.26)          $ (5.77)         $ (2.03)
                                                           ===========       ===========      ===========

Weighted average common shares outstanding -
   basic and diluted                                        15,976,551         9,686,303        8,110,521
                                                           ===========       ===========      ===========

          See accompanying notes to consolidated financial statements.


                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 1999, 2000 and 2001

                                                                                                                          Total
                                                                              Additional   Receivable                  Stockholders'
                                                           Common Stock        Paid-in        From      Accumulated      Equity
                                                        Shares      Amount     Capital    Stockholders    Deficit       (Deficit)
                                                      ----------   --------  -----------  ------------  ------------   ------------
Balance, January 1, 1999                               7,351,625   $ 73,515  $35,687,396   $ (640,000)  $(10,724,811)  $ 24,396,100

Net effect of repurchase agreement with MAC Tech                                (869,559)                                  (869,559)
Issuance of warrants                                                           1,330,450                                  1,330,450
Issuance of warrants for services                                                 37,967                                     37,967
Beneficial conversion effect of Series A redeemable
    convertible preferred stock                                                1,930,450                  (1,930,450)             -
Common stock issued in private placement               1,084,410     10,844   10,043,853                                 10,054,697
Issuance of common stock for services                     98,039        980      999,020                                  1,000,000
Accretion of issuance costs on
    redeemable convertible preferred stock                                                                  (322,925)      (322,925)
Issuance of common stock to officer                       35,000        350      172,462                                    172,812
Redeemable convertible preferred stock dividend                                                             (102,736)      (102,736)
Net loss                                                                                                 (14,097,606)   (14,097,606)
                                                      ----------   --------  -----------   ----------   ------------   ------------
Balance December 31, 1999                              8,569,074     85,689   49,332,039     (640,000)   (27,178,528)    21,599,200

Common stock issued in private placement               1,054,652     10,547    5,367,630                                  5,378,177
Net effect of repurchase agreement with MAC Tech                              (1,266,442)                                (1,266,442)
Issuance of warrants related to Series B Preferred
  Stock                                                                        3,283,582                                  3,283,582
Issuance of warrants for services                                                  6,033                                      6,033
Issuance of common stock for services                    144,000      1,440      506,060                                    507,500
Beneficial conversion effect of Series B redeemable
     convertible preferred stock                                               5,213,582                  (5,213,582)             -
Increase of the number of warrants and adjustment
    of the conversion price associated with the
    Series A redeemable convertible preferred stock                            4,228,331                  (4,228,331)             -
Accretion of issuance costs on
    redeemable convertible preferred stock                                                                (4,607,065)    (4,607,065)
Redeemable convertible preferred stock dividend          384,631      3,847      707,097                    (835,944)      (125,000)
Purchase of shares in conjunction with Employee Stock
     Purchase Plan                                        13,304        134       33,792                                     33,926
Conversion of Series B redeemable convertible
     preferred stock                                     445,750      4,458    1,778,542                                  1,783,000
Foregiveness of notes receivable from stockholders                                            640,000                       640,000
Net loss                                                                                                 (40,983,720)   (40,983,720)
                                                      ----------   --------  -----------   ----------   ------------   ------------
Balance December 31, 2000                             10,611,411    106,115   69,190,246            -    (83,047,170)   (13,750,809)

Redeemable convertible preferred stock dividend       15,594,724    155,947      639,338                    (795,285)             -
Accretion of issuance costs on
    redeemable convertible preferred stock                                                                  (529,800)      (529,800)
Conversion of Series B redeemable convertible
     preferred stock                                     375,000      3,750      746,250                                    750,000
Net loss                                                                                                  (2,818,215)    (2,818,215)
                                                      ----------   --------  -----------   ----------   ------------   ------------
Balance December 31, 2001                             26,581,135   $265,812  $70,575,834   $        -   $(87,190,470)  $(16,348,824)
                                                      ==========   ========  ===========   ==========   ============   ============

          See accompanying notes to consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                            Years ended December 31,
                                                                 ----------------------------------------------
                                                                    2001              2000             1999
                                                                 ------------      ------------    ------------
Cash flows from operating activities:
   Net loss                                                      $ (2,818,215)     $(40,983,720)   $(14,097,606)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                     72,306         4,260,900       1,945,355
     Gain on disposal of discontinued operations                     (551,164)                -               -
     Gain on foregiveness of debt                                  (1,197,330)                -               -
     Loss on disposed property, plant and equipment                   167,986                 -         205,380
     Issuance of common stock for services                                  -           507,500         172,462
     Warrants issued for services received                                  -             6,033          38,317
     Forgiveness of receivable from stockholder                             -           640,000               -
     Impairment of investment                                               -            49,100               -
     Impairment of long-lived assets                                        -        17,975,043               -
     Changes in operating assets and liabilities:
        Accounts receivable                                           234,982           391,854        (524,934)
        Prepaids and other current assets                              17,562           348,147         (34,456)
        Assets held for sale                                                -                 -         321,153
        Inventories                                                    50,473          (166,558)       (676,967)
        Accounts payable and accrued liabilities                   (3,571,515)        2,617,862       1,081,345
                                                                 ------------      ------------    ------------
         Net cash used in operating activities                     (7,594,915)      (14,353,839)    (11,569,951)
                                                                 ------------      ------------    ------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                          (64,788)       (2,389,851)     (6,597,992)
   Proceeds from assets held for sale                              17,609,218                 -               -
                                                                 ------------      ------------    ------------
         Net cash provided by (used in) investing activites        17,544,430        (2,389,851)     (6,597,992)
                                                                 ------------      ------------    ------------
Cash flows from financing activities:
   Settlement of contingent consideration - MAC Isotopes, Inc.              -        (1,266,442)       (869,559)
   Proceeds from issuance of redeemable
     convertible preferred stock and warrants                               -         9,404,996       9,400,000
   Proceeds from issuance of common stock
     and common stock subscriptions                                         -         5,412,103      10,054,697
   Checks written in excess of cash in bank                           101,714                 -               -
   Payments on capital leases                                      (3,557,646)       (1,592,151)       (573,369)
   Proceeds from issuance of debt                                   1,053,020         3,670,593               -
   Principal payments on notes payable                             (7,895,188)       (1,108,155)     (3,122,494)
   Payments of preferred stock dividends                                    -          (125,000)       (102,736)
                                                                 ------------      ------------    ------------
         Net cash (used in) provided by financing activities      (10,298,100)       14,395,944      14,786,539
                                                                 ------------      ------------    ------------

Net decrease in cash and cash equivalents                            (348,585)       (2,347,746)     (3,381,404)
Cash and cash equivalents at beginning of year                        642,554         2,990,300       6,371,704
                                                                 ------------      ------------    ------------
Cash and cash equivalents at end of year                         $    293,969      $    642,554    $  2,990,300
                                                                 ============      ============    ============

                                   (Continued)


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                    Continued

                                                                            Years ended December 31,
                                                                 -----------------------------------------------
                                                                     2001              2000             1999
                                                                 ------------      ------------    -------------
Supplemental disclosure of cash flow activities:
   Cash paid for interest, net of amounts capitalized            $  1,036,143      $  2,029,476    $     567,986
                                                                 ============      ============    =============
Supplemental disclosure of noncash financing and
   investing transactions:

   Debt assumed by purchaser of Shady Oaks facility              $  7,433,000      $          -    $           -
                                                                 ============      ============    =============

   Common stock issued on conversion of preferred stock          $    750,000      $          -    $           -
                                                                 ============      ============    =============

   Common stock issued for payment of preferred dividends        $    795,285      $          -    $           -
                                                                 ============      ============    =============

   Accretion of issuance costs on preferred stock                $    529,800      $  4,607,065    $     322,925
                                                                 ============      ============    =============

   Common stock issued for prepayment of royalties               $          -      $          -    $   1,000,000
                                                                 ============      ============    =============

   Capital expenditures included in accounts payable             $          -      $    102,360    $     103,235
                                                                 ============      ============    =============

   Acquistion of equipment through capital leases                $          -      $    749,814    $   3,963,285
                                                                 ============      ============    =============

           See accompanying notes to consolidated financial statements

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000




NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

         Discontinued Operations - In late 2000, the Company determined that it would be required to pursue strategic alternatives to sell certain assets in order to continue operations. It was determined that it would be necessary to dispose of: the Woodrow Spencer office and warehouse located in Denton, Texas; the Radiopharmaceutical Manufacturing Facility in Denton, Texas; the brachytherapy seed business in Denton, Texas; real estate located in Waxahachie, Texas; and the Radioisotope Production Facility in Denton, Texas. Each of these facilities/assets was evaluated for impairment and all were written down to net realizable value and an adjustment of $17,975,043 was recorded at December 31, 2000 and was reported in the December 31, 2000 financial statements.

         As discussed in Note 2, during January 2001 the sale of the Woodrow Spencer facility was completed. In April 2001 the Company completed the sale of the Radiopharmaceutical Manufacturing Facility and the Brachytherapy seed business. The sale of the Radioisotope Production Facility ("LINAC") closed in December 2001. At December 31, 2001, 2000 and 1999, the operations associated with these facilities and activities have been reclassified as discontinued operations. Costs associated with corporate functions for each of these years have been categorized as part of general and administrative and are included in continuing operations. Interest expense associated directly with the discontinued operations has been categorized as discontinued operations. Interest expense associated with continuing operations is reported separately. Included in the loss from discontinued operations, for the year ended December 31, 2001, is a gain on the forgiveness of debt of approximately $1,200,000 that resulted from a settlement with vendors accepting a discounted amount as payment. Total revenues from discontinued operations were approximately $1,167,000, $4,200,000 and $1,136,000 in 2001, 2000 and 1999 respectively. The loss on disposal of discontinued operations of $1,774,118 for the year ended December 31, 2001 includes a provision of $2,325,282 for operating losses incurred during the phase-out period. See Note 2 for proceeds from disposal of assets during 2001.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         The only operating assets of the Company are those of International Isotopes Idaho Inc. (I4) located in Idaho Falls, Idaho (the Company is still holding for resale certain real estate valued at $409,531 located in Waxahachie, Texas; and miscellaneous equipment located in Denton, Texas with a carrying value of approximately $320,000.) All operating activities associated with I4 are reported as continuing operations. Corporate administrative costs are also categorized as continuing operations.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation

NOTE 2 - SALE OF ASSETS AND LIQUIDITY

         The Company has an accumulated deficit of approximately $87.2 million since inception and has principally funded operations and plant and equipment expenditures from proceeds of public and private placements of equity and through short and long-term borrowing arrangements. In late 2000, the Company determined that it would be required to pursue strategic alternatives to sell certain assets in order to continue operations.

         On January 16, 2001, the Company completed the sale of the Woodrow Spencer office and warehouse facility located in Denton, Texas for proceeds of $950,000, less closing costs of $63,811. Through an impairment charge of $209,773, the facility had been written down to a net book value of $886,189 at December 31, 2000. The Company used the proceeds to reduce its revolving line of credit by $863,890 (including interest of $23,400) and fund operating expenses with the remaining amounts.

         On April 20, 2001, the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation ("NeoRx") for proceeds of $12.0 million, less settlement costs of $225,000, and warrants to purchase 800,000 shares of NeoRx common stock. (The warrants were given no value due to the exercise price of the warrants being less than the market value on the date the agreement was entered into.) This facility had a net book value of $11,304,724 at December 31, 2000. The Company used the proceeds to repay advances made by NeoRx in the amount of $861,060, reduce its note payable to a commercial lender by $1,296,469 (including interest of $36,578), reduce its revolving line of credit by $2,614,023 (including interest of $45,857), reduce its capital lease obligations by $3,291,289, repay a portion of the note payable to William Nicholson, the former Chairman of the Board, in the amount of $348,000 and fund other operating expenses. The Company transferred the NeoRx warrants to the Series A and B preferred shareholders in exchange for certain concessions in their certificates of designation. See Note 8 for a discussion of the concessions made by the Series A and B preferred shareholders.

         On April 27, 2001, the Company completed the sale of its brachytherapy seed assets to Imagyn Medical Technologies, Inc. ("Imagyn") for net cash proceeds of $5.0 million, less settlement costs of $100,000. The seed business through an impairment charge of $416,294 had been written down to a net book value of $5,000,000 at December 31, 2000. The Company used the proceeds to repay advances and expenses incurred by Imagyn in the amount of $108,786 and reduce its note payable to a commercial lender by $4,645,582 (including interest of $25,768), reduce its capital lease obligations by $145,632 and fund other operating expenses.

         On December 14, 2001, the Company completed the sale of the Linear Accelerator Facility for $8,251,849. In this transaction, the buyers assumed Company debt of $7,433,000 and paid interest of $318,848 on behalf of the Company. The Company incurred additional closing costs of $272,025. The Linear Accelerator Facility through an impairment charge of $15,889,765 had been written down to a net book value of $7,164,160 at December 31, 2000. Associated with the sale and the assumption of debt by the purchaser, the Company will retain an obligation of $500,000 on that loan for six months or until purchaser renews their note with Texas State Bank. The Company also retains an obligation (also for six months or until purchaser renews the note) for decommissioning the Shady Oaks/LINAC facility should AMISI default on payment or not meet Texas State Bank requirements for note renewal.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         At December 31, 2001 and 2000, excess components and equipment through an impairment charge of $358,453 have been written down to a net realizable value of $320,000.

         At December 31, 2001 and 2000, the Company continues to carry its Waxahachie real estate at $409,531. The Company believes the proceeds from the sale of this property will be in excess of its net book value.

         Subsequent to the sales of assets described above, the Company consists solely of the I4 Idaho operations and the size and nature of the business is substantially less in scope than in prior years. Concurrent with the discontinuance of operations in Texas, the Company focused on generating revenues from the newly completed contracts for contract manufacturing medical flood sources, processing Topaz Gemstones, and continuing to produce High Specific Activity (HSA) cobalt-60 from a Department of Energy (DOE) test reactor (ATR).

         Business Condition - Since inception, the Company has suffered recurring losses. During the years ended December 31, 2001, 2000 and 1999, the Company had losses before preferred dividends of $2,818,215, $40,983,720, and $14,097,606, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company's operations used cash in operating activities of $7,594,915, $14,353,839 and $11,569,951, respectively. The net loss before preferred dividends includes discontinued operations for the years ended December 31, 2001, 2000 and 1999 of $1,774,118, $34,866,327, and $10,798,850, respectively. As of
         December 31, 2001, the remaining operating assets of the Company are those of I4, which incurred significant operating losses during the years ended December 31, 2001, 2000 and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. With the continuation of I4 operations, management expects to generate sufficient cash flows to meet operational needs during 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

(a)      Financial Instruments and Cash Equivalents

         The Company's financial instruments consist of cash equivalents, accounts receivable and payable and notes payable. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates.

         Cash and cash equivalents of $293,969 and $642,554 at December 31, 2001 and 2000, respectively, consist of operating accounts, money market accounts and certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         At December 31, 2001 the Company has pledged cash of $217,614. The pledged cash is comprised of two certificates of deposit. Both certificates are pledged as security on letters of credit. The first certificate of deposit for $85,000 is collateral on a letter of credit required as part of the Eastern Idaho Economic Development Council note payable. The second certificate of deposit for $132,614 is collateral for a letter of credit required as part of the licensing agreement with the NRC. Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC.

(b)      Property, Plant and Equipment

         Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the asset. The ranges of estimated useful lives are as follows:

                                                      Years
                                                      -----
                          Furniture & fixtures        3 - 5
                          Plant and improvements        5
                          Production equipment          5

         Depreciation expense was $72,306, $37,121 and $11,754 for the years ended December 31, 2001, 2000 and 1999, respectively.

(c)      Inventories

         Inventories are carried at the lower of cost or market. Cost is determined using the first in, first out method.

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

(f)      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         A summary of the impairment charge recorded at December 31, 2000, is as follows:

               Linear Accelerator Facility           $15,889,765
               Woodrow Spencer Facility                  209,773
               Brachytherapy Seed Business               416,294
               Excess equipment held for sale            358,453
               Goodwill                                1,100,758
                                                     -----------
                                                     $17,975,043
                                                     -----------


(g)      Revenue Recognition

         Revenue is recognized when products are shipped. No warranty coverage or right of return provisions are provided to customers.

         The Company has three significant customers and relies heavily on a limited number of suppliers. Although management believes other suppliers and other marketing/customer opportunities could be pursued, it believes a change in its limited vendor or customer base could adversely affect operating results by causing a delay in production and a possible loss of sales. Two of the Company's board members are also principals in one of the significant customers.

(h)      Stock Option Plan

         The Company accounts for stock-based compensation using the intrinsic-value based method and provides pro forma net loss and pro forma loss per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

         Under the intrinsic-value based method, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

(i)      Goodwill

         Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is amortized on a straight-line basis. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows compared to the carrying value of goodwill. Goodwill impairment during 2000 resulted in a charge to operations of $1,100,758. All goodwill was written off through the impairment in 2000.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


(j)      Net Loss Per Common Share-Basic and Diluted

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for the years ended December 31, 2001, 2000 and 1999, as all common stock options and warrants and convertible preferred shares were anti-dilutive. Net loss per common share is calculated for both continuing and discontinued operations.

         As of December 31, 2001, 2000 and 1999, there were 6,390,376, 8,181,876 and 957,400 options and warrants outstanding respectively, and as of December 31, 2001, 2000 and 1999, there were a total of 17,467, 18,217 and 10,000 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(k)      Recent Accounting Pronouncements

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001. The Company does not believe this statement will have any impact to the Company.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. The Company does not believe this statement will have any impact to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144 but believes it will not have a material effect on the Company's results of operations or financial position.

(l)      Reclassifications

         Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the previously reported loss.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 4 - INVENTORIES

         Inventories consist of the following at December 31, 2001 and 2000:

                                             2001             2000
                                          ----------       ----------
                Raw materials             $  290,019       $  288,344
                Finished goods                20,571           83,742
                Work in progress           2,226,929        2,215,906
                                          ----------       ----------
                                          $2,537,519       $2,587,992
                                          ==========       ==========

NOTE 5 - ACQUISITIONS

         On April 24, 1998, the Company completed the acquisition of MAC Isotopes, Inc. from its parent corporation, MACTEC, Inc., of Golden Colorado, and then merged MAC Isotopes into International Isotopes Idaho Inc, a newly formed subsidiary of the Company. The Company exchanged $500,000 in cash and 159,416 shares of its Common Stock, valued at $3,173,973 for 100% of the stock in MAC Isotopes. MACTEC had the option to sell 50% of the shares back to the Company on each of April 23, 1999 and April 24, 2000 for a purchase price of $19.91 per share. If the Company did not repurchase the shares, Auric Partners, of which William Nicholson, a director of the Company, was a partner, is required to purchase the shares. If Auric purchased the shares, the Company was obligated to issue to Auric warrants to purchase common stock of the Company in sufficient quantity and at an exercise price that would compensate it for the difference between $19.91 and the then current market price of the Company's stock.

         In April 1999, MACTEC exercised the right to sell 50% of the shares of common stock at a price of $19.91 per share. The Company facilitated the sale of the MACTEC common stock at the market price of $9.00 per share and paid MACTEC the difference of $10.91 per share or $896,559 in cash. In April 2000, the Company advanced to MACTEC $1,586,908, for final reimbursement for decreases in the market value of the common stock. The payments were recorded as a reduction to additional paid-in capital. In August 2000, MACTEC sold on the open market the 79,708 shares of common stock and paid the excess proceeds of $320,466 to the Company.

         As part of the Company's process of determining whether to continue operations, a detailed cash flow projection was performed for I4. Based on these projections, the Company determined that the future net cash flows expected to be generated from these operations would not be sufficient to recover the goodwill related to the MACTEC, Inc. acquisition. Accordingly in 2000, the Company recorded an impairment charge of $1,100,758 to write off the recorded goodwill balance that was not expected to be recovered from future operations.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows at December 31, 2001 and 2000:

                                                         2001           2000
                                                       ---------      ---------
     Furniture and fixtures                             $ 33,240       $ 35,261
     Plant and improvements                               10,574          6,379
     Production equipment                                331,498        449,149
                                                       ---------      ---------
                                                         375,312        490,789
     Less accumulated depreciation and amortization      (95,276)       (35,248)
                                                       ---------      ---------
     Property, plant & equipment, net                  $ 280,036       $455,541

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 - MORTGAGE AND NOTES PAYABLE

         Mortgage and notes payable as of December 31, 2001 and 2000, consist of the following:

                                                              2001           2000
                                                          ----------     -----------
Promissory notes due to NeoRx Corporation totaling
$900,000.  Notes bear interest at Prime plus 2.00%
(11.5% at December 31, 2000).  The notes were settled
as part of the NeoRx sale.                                $        -     $   900,000

Variable rate (9.25% at December 31, 2000) note
payable to a bank. As discussed in Note 2, this note
was settled with the asset sales and the Company
remains contingently liable on the $500,000.  The
Company will retain an obligation of $500,000
(non-interest bearing) on that loan for six months or
until purchaser renews their note with Texas State Bank      500,000      13,929,874

Fixed rate note payable to Eastern Idaho Economic
Development Council bearing interest at 3% per annum
and is secured by an irrevocable letter of credit,
adjusted annually to match the remaining principal
balance (included in cash is a certificate of deposit
for $85,000 as collateral).  The face amount of the
note is $100,000.  Principal and interest are payable
in monthly installments of approximately $2,213 per
month with the final payment due on September 15, 2004.       70,477          94,095

Fixed rate 7%  promissory note with revolving line to
a bank, secured by equipment, accounts receivable and
inventory.  Maximum amount available on the line is
$1,100,000, interest is due monthly, note is due June
14, 2002.                                                  1,053,020               -

Note payable to a bank, secured by Waxahachie real
estate, interest at prime plus 1% (5.75% at December
31, 2001), principal and interest due April 2002.            345,295         951,005

Note payable due to fomer chairman of the board for
the amount of $1,145,000 bearing interest at 9.6%.
Principal and interest of $118,346 were past due
December 31, 2001.                                           797,000       1,165,986
                                                          ----------     -----------
Total mortgage and notes payable to banks                  2,765,792      17,040,960
Less current maturities                                   (2,720,610)    (16,972,971)
                                                          ----------     -----------
Mortgage and notes payable to banks, excluding current
installments                                              $   45,182     $    67,989
                                                          ==========     ===========

The aggregate annual maturities of mortgage and notes payable as of December 31, 2001 are as follows:

 Years Ending December 31:
 2002                                                                    $ 2,720,610
 2003                                                                         25,554
 2004                                                                         19,628
                                                                         -----------
 Total                                                                   $ 2,765,792
                                                                         ===========

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         On December 4, 2000 and December 26, 2000, the Company executed two promissory notes with NeoRx for $500,000 and $400,000, respectively. A portion of the $500,000 paid to the company was to be applied as payment in full of all outstanding amounts owed by NeoRx to the Company. Any excess amounts due under the promissory note were due in full by April 30, 2001 and bear interest at Prime plus 2.00% per annum. The $400,000 was due in full by April 30, 2001 and bears interest at Prime plus 2.00% per annum. The notes were issued in conjunction with and subject to the terms of the letter of intent to acquire certain assets of the Company. On April 20, 2001, the transaction to acquire certain of the Company's assets closed and the cash proceeds remitted to the Company were net of amounts outstanding under these promissory notes.

         On October 9, 1998, the Company executed two promissory notes with a commercial lender for the purpose of refinancing existing short-term debt and to provide a line of credit based on eligible accounts receivable. The financing included a $15,000,000 note to be repaid in monthly installments of principal and interest in the amount of $154,379 through November 2003 at which time the remaining principal balance would be due. In 2001 proceeds from the sale of assets and an assumption of debt (Note 2) were used to pay off this note.

         On August 3, 2000, the Company executed a loan agreement with the Eastern Idaho Economic Development Council for $100,000. Under the terms of this agreement, the loan bears interest at 3% and payments in the amount of $2,091are due monthly beginning October 15, 2000 and continuing through September 15, 2004. Additionally, the Company must maintain minimum levels of employment in Eastern Idaho throughout the term of the note. As collateral for this loan, the Company has an irrevocable letter of credit with a bank for $85,000. The letter of credit is secured by a certificate of deposit in the same amount and is recorded as part of restricted cash.

         At December 31, 2000, the Company had a revolving line of credit with a maximum availability of $5,000,000. The interest rate, currently 6.0%, is one percent over the prime rate as listed by the Wall Street Journal and resets every six months. During 2001, as part of the asset sales, this loan was restructured and was paid down to $345,295. As restructured, security on this loan consists of the Waxahachie real estate. This note comes due in April of 2002.

         In May 2000, the Company executed a promissory note with the chairman of the Board in the amount of $1,000,000. The note bears interest at a rate of 9.6% and is due May 2001. In September 2000, the note was increased by $145,000 to $1,145,000. During 2001, $348,000 was repaid on this loan reducing the principal to $797,000.

NOTE 8 - STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Redeemable Convertible Preferred Stock

         Under the terms of the original Articles of Incorporation and By-Laws in effect at December 31, 1996, the Company was authorized to issue 5,000,000 shares of Preferred Stock, par value $1.00 per share. No shares of $1.00 par Preferred Stock were issued. Restated Articles of Incorporation and By-Laws adopted by the Company effective March 20, 1997, changed the par value of Preferred Stock to $0.01 and revised certain voting rights. Under the Restated Articles of Incorporation and By-Laws, Preferred Stock may be issued in series from time to time at the discretion of the Board of Directors. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company.

         In May 1999 and October 1999, the Company issued a total of 10,000 shares (5,000 in May 1999 and 5,000 in October 1999) of 5% cumulative redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series A Preferred Stock") together with 410,000 warrants to purchase common stock at $11.86 per share, for aggregate proceeds of $10,000,000, before issuance costs of $600,000. The warrants are exercisable at any time for a three-year period from the date of grant. Dividends are 5% per annum payable in cash or common stock (at the Company's option) beginning October 15, 1999 for the May issuance and January 15, 2000 for the October issuance and continuing quarterly thereafter through May 20, 2002 for the May 1999 issuance and October 15, 2002 for the October 1999 issuance. If paid in common stock, the number of shares is based on the average market price for the 10 trading days immediately preceding the dividend payment date (the "Average Price"). As of December 31, 1999, the Company had paid cash dividends on the Preferred Stock of $102,736.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         The warrants associated with the Series A Preferred Stock were valued as of the dates issued. On May 20, 1999, 205,000 warrants were issued. The resulting value, using Black-Scholes model with the value of the underlying stock being $11.67, exercise price of $11.86, volatility rate of 60%, risk free rate of 5.6% and contractual life of three years, was $5.17 per warrant or $1,059,850. On October 15, 1999, another 205,000 warrants were issued. The resulting value, using Black-Scholes model with the value of the underlying stock being $5.63, exercise price of $11.86, volatility rate of 60%, risk free rate of 5.6% and contractual life of three years, was $1.32 per warrant or $270,600. The total warrant value, $1,330,450, was recorded to additional paid-in capital and to discount on redeemable convertible preferred stock, which discount is being accreted to Series A Preferred Stock from the date of issuance to the date of mandatory redemption of the Series A Preferred Stock.

         After consideration of the warrant value, the Preferred Stock has a "beneficial conversion feature" of $1,930,450 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital.

         The Series A Preferred Stock was mandatorily redeemable on May 20, 2002 in cash or common stock at the then Average Price, at the Company's option. In March, 2001, the holders of Series A Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series A Preferred Stock was then convertible to common stock at a fixed price of $2.00 per share, subject to adjustment in the case of stock splits or stock dividends. As consideration for those concessions, the Company distributed to the holders of Series A Preferred Stock an aggregate of 439,150 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx.

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

         The Company assigned an aggregate value of $3,283,582 to the warrants ($1.31 per share) using an option pricing model with the following assumptions: market value of underlying stock of $4.50 on the issuance date, exercise price of $4.00 per share, volatility of 60%, risk-free interest rate of 6.50%, and contractual term of three years. The warrant value was recorded to additional paid-in capital and to discount on redeemable convertible preferred stock, which discount is being accreted to the Series B Preferred Stock over 5 1/2 months, the earliest redemption period.

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

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

         The Series B Preferred Stock was mandatorily redeemable on May 31, 2003 in cash or common stock at the then Average Price, at the Company's option. When originally issued, holders of Series B Preferred Stock could require early redemption on December 1, 2000 and June 1, 2001. Other mandatory redemption events included change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. In March, 2001, the holders of Series B Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series B Preferred Stock was then convertible to common stock at a fixed price of $2.00 per share subject to adjustment in the case of stock splits or stock dividends. As consideration for those concessions, the Company distributed to the holders of Series B Preferred Stock an aggregate of 360,850 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx. The NeoRx warrants were valued using the intrinsic method of accounting resulting in no value being assigned to the warrants.

         The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was altered, in accordance with its terms, upon the issuance of the Series B Preferred Stock on June 15, 2000. Under it terms, the Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $4.00 from a floor of $7.00 and a ceiling of $11.86. This change caused an increase in the value of the beneficial conversion feature in the amount of $1,250,000 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders. Additionally, with respect to the holders of the Series A Preferred Stock, the Company was required to increase the number of warrants to purchase common stock granted to them from 410,000 to 1,215,650 and decrease the warrant exercise price to $4.00 from $11.86. These changes caused an increase in the value of the warrants from $1,330,450, calculated at the original issuance of the warrants, to $2,340,127. The revised value was calculated using an option pricing model with the market value of the underlying stock of $4.50, exercise price of $4.00, volatility rate of 60%, a risk free interest rate of 6.5% and the contractual term of the warrants which is three years. This increase in warrant value of $1,009,677 has been recognized as an additional return to the Series A preferred stockholders through a charge to accumulated deficit and an increase to additional paid-in capital. The incremental warrant value provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

         The conversion price applicable to the Company's Series A Preferred Stock issued in May and October 1999 was again altered, in accordance with its terms, on August 22, 2000 upon the 180 day reset of the exercise price of warrants issued with common stock during the February, 2000 private placement. Under its terms, the Company was required to alter the price used to calculate the number of common shares issuable upon the conversion of the Series A Preferred Stock to Common Stock. The conversion price was reduced to $3.38 from $4.00. This change caused an increase in the value of the beneficial conversion feature in the amount of $1,834,320 that has been recognized as an additional return to the holders through a charge to accumulated deficit and an increase to additional paid-in capital. The beneficial conversion feature provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders. Additionally, with respect to the holders of the Series A Preferred Stock, the Company was required to increase the number of warrants to purchase common stock granted to them from 1,215,650 to 1,438,640 and decrease the warrant exercise price to $3.38 from $4.00. These changes caused an increase in the value of the warrants from $2,340,127, calculated at the original issuance of the warrants and previously adjusted by the Series B issuance, to $2,474,461. The revised value was calculated using an option pricing model with the value of the underlying stock of $4.00, exercise price of $3.38, volatility rate of 60%, a risk free interest rate of 6.5% and the contractual term of the warrants. This increase in warrant value of $134,334 has been recognized as an additional return to the Series A preferred stockholders through a charge to accumulated deficit and an increase to additional paid-in capital. The incremental warrant value provided to the Series A preferred stockholders has also been included in the determination of net loss applicable to common shareholders.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

         In March 2001, the holders of the Series A Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series A Preferred Stock was then convertible to common stock at a fixed price of $2.00 per share, subject to adjustment in the case of stock splits or stock dividends. In connection with this modification, the exercise price of the Series A Preferred Stock warrants were also reduced to $2.00 per warrant. Because the underlying stock value of the common stock at the date of adjustment was less than the new exercise price, the repricing of the warrants resulted in no additional value to the Series A Preferred Stockholders.

         As consideration for those concessions, the Company distributed to the holders of the Series A Preferred Stock an aggregate of 439,150 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx. The NeoRx warrants were valued using the intrinsic method of accounting resulting in no value being assigned to the warrants.

         During April 2000, the Company disbursed $125,000 to satisfy it Series A redeemable preferred stock dividend. For all other Series A and Series B redeemable convertible preferred stock dividends in 2000, the Company elected to issue common stock in payment for the quarterly dividends. The Company satisfied these dividend payments by issuing a total of 384,631 shares of common stock with an average price of approximately $1.85 per share.

         During 2001, with the exception of the July 15 and the October 15 Series A Preferred dividends which were waived by the preferred shareholders, the Company for all other Series A and Series B redeemable convertible preferred stock dividends in 2001, elected to issue common stock as payment for the quarterly dividends. The Company satisfied these dividend payments by issuing a total of 15,594,724 shares of common stock. The preferred shareholders have waived all future dividends for both the Series A and Series B redeemable convertible preferred stock.

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

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

         During April and June of 2001, certain holders of Series B redeemable preferred stock converted 750 shares of preferred stock into 375,000 shares of common stock valued at $750,000 or $2.00 per common share.

         Common stock

         During 1997, the Company issued common stock in exchange for notes receivable. The full recourse notes were due December 31, 2000. As of December 31, 2000, the Company forgave all notes receivable from stockholders. As a result, during 2000 the Company recorded a charge in the amount of $640,000 to general and administrative expenses (which has since been reclassified as discontinued operations).

         During January 1999, the Company issued in a private placement, 10 units consisting each of 16,000 shares of common stock and 16,000 warrants. The warrants expired November 2001. The private placement resulted in net proceeds to the Company of $1,938,845 after deducting placement fees and issuance costs of $61,155. During April 1999, the Company issued in a private placement, 924,410 shares of common stock and 924,410 warrants. The warrants are exercisable at any time during a three-year period ending April 2002 at an exercise price of $10.00 per share. The private placement resulted in net proceeds to the Company of $8,115,852 after deducting placement fees and issuance costs of $296,279. The total proceeds of these common stock issuances was $10,054,697.

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

         In February 2000, the Company issued in a private placement units of its securities to accredited investors. Each unit consisted of 1 share of common stock at $5.50 per share and a warrant to purchase one half of an additional share at $5.50 per share. The Company sold units representing 1,054,652 shares of common stock and warrants to purchase an additional 527,326 shares to accredited investors for aggregate consideration of approximately $5,801,000, before issuance costs of approximately $423,000. Net proceeds to the Company were $5,378,177.

         In August 2000, the Company issued stock, in two transactions, to certain employees as compensation for services provided. On August 18, 2000 the Company issued 14,000 shares of common stock at $4.06 per share for a total value of $56,875. On August 23, 2000 the Company issued 5,000 shares of common stock at $3.88 per share for a total value of $19,375. On October 4, 2000, the Company issued 100,000 shares to Stonegate Securities for services provided in connection with the private placement of common stock and warrant that closed in February 2000. The stock was issued at $3.88 per share for total consideration of $387,500. On October 26, 2000, the Company issued 25,000 shares of common stock at a value of $1.75 per share for a total value of $43,750 to an employee as compensation for services provided. Common stock issued for services in 2000 was valued at $507,500.

         On November 2, 2001, at the annual meeting of stockholders, the stockholders ratified an amendment authorizing 250,000,000 shares of common stock.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

         Stock Option Plan

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

         The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         A summary of the stock options issued under the Company's Plan is as follows:

         Year Ended December 31, 1999

                                                               Weighted-Average
         Fixed Options                              Shares      Exercise Price
         --------------------------------          --------     --------------
         Outstanding at beginning of year           394,400        $    9.33
         Granted                                    429,700             5.38
         Forfeited                                 (136,700)            9.52
                                                   --------        ---------
         Outstanding at end of year                 687,400        $    6.86
                                                   ========        =========



         Year Ended December 31, 2000

                                                               Weighted-Average
         Fixed Options                              Shares      Exercise Price
         --------------------------------          --------     --------------
         Outstanding at beginning of year           687,400        $    6.86
         Granted                                    376,600             4.75
         Forfeited                                 (194,500)            7.71
                                                   --------        ---------
         Outstanding at end of year                 869,500        $    5.57
                                                   ========        =========

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         Year Ended December 31, 2001

                                                               Weighted-Average
         Fixed Options                             Shares       Exercise Price
         --------------------------------         ---------     --------------
         Outstanding at beginning of year           869,500        $    5.57
         Granted                                  1,000,000             0.08
         Forfeited                                 (869,500)            5.57
                                                  ---------        ---------
         Outstanding at end of year               1,000,000        $    0.08
                                                  =========        =========



         The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2001:


                                            Options Outstanding            Options Exerciseable
                        Options          Weighted-        Weighted        Number         Weighted-
                     Outstanding at       Average         Average      Exercisable at    Average
 Range of Exercise    December 31,       Remaining        Exercise      December 31,     Exercise
      Prices             2001         Contractual Life     Price           2001           Price
--------------------------------------------------------------------------------------------------
           $ 0.076        1,000,000         9.32 years     $ 0.076           $500,000        0.076


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                            2001          2000           1999
                                          --------      --------       --------

        Expected dividend yield                 -             -              -
        Risk-free interest rate               4.4%          6.0%           5.8%
        Expected volatility                   153%           75%     77% - 103%
        Expected life                      3 years       3 years        3 years
        Weighted average fair value          $0.03         $2.59          $2.32

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999:


                                           2001               2000               1999
                                        -------------------------------------------------
Net loss applicable        As reported  $(4,143,300)      $(55,868,642)      $(16,453,717)
to common shareholders                  ===========       ============       ============

                           Pro forma    $(4,166,484)      $(56,747,027)      $(16,752,465)
                                        ===========       ============       ============

Net loss per basic         As reported  $     (0.26)      $      (5.77)      $      (2.03)
and diluted share:                      ===========       ============       ============

                           Pro forma    $     (0.26)      $      (5.86)      $      (2.07)
                                        ===========       ============       ============


         Warrants

         On September 20, 1999, the Company engaged Stonegate Securities, Inc. ("Stonegate") to serve as its non-exclusive financial advisor and to furnish investment-banking services to the Company. The Company paid an initial fee of $5,000 on October 1, 1999, and a second fee of $25,000 on October 26, 1999. Beginning November 15, 1999, a fee of $5,000 per month began, which amount shall be payable at the Company's sole discretion, subject to Stonegate's satisfactory performance. In addition, the Company delivered to Stonegate warrants to purchase 50,000 shares of common stock at $11.86 per share, vesting as follows. Warrants to purchase 15,000 shares vested immediately upon ratification of the agreement by the Company's board of directors. Warrants to purchase 10,000 shares vested on January 15, 2000. Warrants to purchase 25,000 shares were to vest at the Company's sole discretion, subject to Stonegate's satisfactory performance. The Company recorded expenses of $6,033 and $37,967 during 2000 and 1999 respectively, related to the vesting of these warrants. As of December 31, 2001 none of the warrants had been exercised. The original term of the engagement was a twenty-four month period from the date of the agreement. The agreement was terminated October 4, 2000 and the Company issued 100,000 shares of common stock in full settlement of the services provided to the Company.

         The following summarizes outstanding warrants at December 31, 2001:


                         Outstanding at December 31, 2001          Exercisable at December 31, 2001
                         --------------------------------          --------------------------------
                                         Weighted Average                         Weighted Average
                                            Remaining                                 Remaining
 Exercise Prices         Warrants        Contractual Life          Warrants       Contractual Life
 --------------------------------------------------------------------------------------------------
 $3.38 - $5.50           4,465,966          0.90 years           $ 4,465,966         0.90 years
 $10.00                    924,410          0.05 years               924,410         0.05 years


                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 9 - INCOME TAXES

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                            2001              2000              1999
                                         ----------       ------------       -----------
Computed "expected tax benefit           $ (958,194)      $(13,934,465)      $(4,793,186)
Nondecuctible expenses and other              2,000             15,200            14,524
Prior year adjustment                             -                  -           (13,081)
Change in valuation allowance               956,194         13,919,265       $ 4,791,743
                                         ----------       ------------       -----------
     Total income tax expense            $        -       $          -       $         -
                                         ==========       ============       ===========


         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) as of December 31, 2001 and 2000 are presented below:

                                       2001                   2000
                                    -----------           ------------
Deferred tax assets:
Goodwill                            $         -           $    531,174
Startup costs                                 -              2,182,476
Property, plant and equipment           (50,000)               (95,038)
Net operating loss carryforward      23,235,504             13,988,233
Impairment charge                       121,874              5,737,597
Inventory reserve                             -                  6,742
                                    -----------           ------------
Deferred Tax Asset                   23,307,378             22,351,184
Less valuation allowance            (23,307,378)           (22,351,184)
                                    -----------           ------------
Net deferred taxes                  $         -           $          -
                                    ===========           ============


         The valuation allowances for 2001 and 2000 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The net change in valuation allowance for the years ended December 31, 2001, 2000, and 1999 was an increase of $956,194, $13,919,265 and $4,791,743 respectively. At December 31,
         2000, the Company has a net operating loss carryforward for tax purposes of approximately $68,000,000 that will begin expiring in 2018.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Lease Commitments

         The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2005. Rental expense under such leases for the years ended December 31, 2001, 2000 and1999 was $69,006, $64,805, and $161,823,
         respectively, excluding discontinued operations.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are:

                                                      Operating
         Years ending December 31                      Leases
         ------------------------                     ---------
         2002                                         $  68,080
         2003                                            65,941
         2004                                            64,972
         2005                                            16,215
         Thereafter                                           -
                                                      ---------
         Total minimum lease payments                 $ 215,208
                                                      =========


         Capital Leases

         At December 31, 2000, the Company had $3,557,646 outstanding in capital leases. As part of the asset sales described in Note 2, these capital lease obligations were settled at the time of closing on these asset sales.

         Employment Contract

         The Company has a five-year employment contract with the Company's president. The employment agreement extends through February 2007.

         Dependence on Third Parties

         The production of HSA Cobalt is dependent upon the Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has a contract with The Topaz Group, Inc. Medical flood source manufacturing is conducted under an exclusive contract with RadQual, LLC. who in turn has agreement in place with several companies for marketing and sales.

         Contingencies

         In March 2001, I4 terminated its commercial use subcontract agreement that was first established in 1996 at the Idaho National Engineering and Environmental Laboratory. This contract had permitted access to the Idaho research reactor for isotope production but also included an obligation to pay for the operations of a DOE owned processing facility. The cost of supporting those operations had increased considerably in the past several years to the point of no longer being a profitable operation under those contractual arrangements. The termination of this contract will not effect the Company's plans to continue HSA cobalt production as some material remains in production in the DOE reactor facility and this material can be shipped directly from the reactor site to the customers facilities' without any processing in the government laboratory.

         The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link as being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has, in fact, continued to amend this license several times during 2001 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $132,614 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


         Associated with the sale of the Shady Oaks Linac Facility and the assumption of debt by the purchaser, the Company retains an obligation of $500,000 on that loan for six months or until purchaser renews their note with Texas State Bank. The Company also retains an obligation (also for six months or until purchaser renews the note) for decommissioning the Shady Oaks/LINAC facility should the purchaser default on payment or not meet Texas State Bank requirements for note renewal. Because an amount is not probable nor estimable, no reserve has been established for the decommissioning of the Shady Oaks/Linac facility.


NOTE 11 - SUBSEQUENT EVENTS

         In January 2002 certain persons acting together as a group acquired all of the Company's outstanding shares of Series A 5% Convertible Redeemable Preferred Stock and certain common stock from its then current owners. The securities acquired consisted of all 10,000 shares of Series A Preferred Stock and 2,087,837 shares of common stock. Also in January 2002, the Company reacquired 2,817 shares (or 37.7%) of the Company's Series B 7% Convertible Redeemable Preferred Stock for $86,832.

         In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for the all Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5000 common shares for each one share of Series A or B Preferred Stock). The same percentages of Series A and B holders have agreed to sell their preferred shares for common stock.

         All of the holders of the Series A Preferred Stock agreed to sell their 10,000 preferred shares for 50,000,000 shares of common stock at $0.20 per share. Holders of the Series B Preferred Stock agreed to sell their 3,700 preferred shares for 18,500,000 shares of common stock at $0.20 per share.

         Effective March 2002, the Company amended and restated the 2000 Stock Incentive Plan. The 2002 Long-Term Incentive Plan (the Plan) authorizes grants of options to purchase up to 20,000,000 shares of authorized and unissued shares or issued and outstanding shares of common stock. The maximum number of options granted to each employee in one year is 10,000,000.

         In February 2002, the Company granted an additional 13,000,000 options to purchase shares of common stock with an exercise price of $0.02 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through February 2005.

         In March 2002 the Company made a $20,000 payment to the former chairman of the board and put a new 10-year note in place for the remaining balance owed. The new note amount was set at $909,737 with annual income based payments fixed at 7% interest plus 30% of the Company's pretax net profits to be paid toward principal on the note. The former chairman agreed to declare any previous notes or agreements as null and void.

                  INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly information from 2000 has been adjusted from the prior year 10-K to reflect the impact of discontinued operations.


                                                           Year Ended December 31, 2001
                                  ------------------------------------------------------------------------------
                                     First          Second            Third          Fourth
                                    Quarter         Quarter          Quarter         Quarter           Total
                                  -----------     ------------     -----------     ------------     ------------
Revenues                          $   537,267     $    505,327     $   803,801     $    331,505     $  2,177,900
Profit (loss) from operations         (44,626)         (48,598)         13,027         (963,900)      (1,044,097)
Profit (loss) from
discontinued operations            (3,553,025)       2,186,495        (362,847)         (44,741)      (1,774,118)
                                  -----------     ------------     -----------     ------------     ------------
Net profit (loss)                 $(3,597,651)    $  2,137,897     $  (349,820)    $ (1,008,641)    $ (2,818,215)
                                  ===========     ============     ===========     ============     ============

Net profit (loss) applicable
to common shareholders            $(3,730,101)    $  2,005,447     $  (482,270)    $ (1,141,091)    $ (4,143,300)
                                  ===========     ============     ===========     ============     ============

Basic and diluted profit
(loss) per common share           $     (0.33)    $       0.14     $     (0.03)    $      (0.05)    $      (0.26)
                                  ===========     ============     ===========     ============     ============




                                                           Year Ended December 31, 2000
                                  ------------------------------------------------------------------------------
                                    First           Second            Third          Fourth
                                    Quarter         Quarter          Quarter         Quarter           Total
                                  -----------     ------------     -----------     ------------     ------------
Revenues                          $   472,492     $    475,715     $   449,847     $    678,830     $  2,076,884
Loss from operations                 (729,035)        (538,624)     (1,779,140)      (2,957,045)      (6,003,844)
Loss from discontinued
operations                         (3,520,150)      (4,861,879)     (2,974,026)     (23,510,272)     (34,866,327)
                                  -----------     ------------     -----------     ------------     ------------
Net loss                          $(4,267,840)    $ (5,429,216)    $(4,789,681)    $(26,496,983)    $(40,983,720)
                                  ===========     ============     ===========     ============     ============

Net loss applicable to common
shareholders                      $(4,506,160)    $(13,587,692)    $(9,353,442)    $(28,421,348)    $(55,868,642)
                                  ===========     ============     ===========     ============     ============

Basic and diluted loss per
common share                      $     (0.48)    $      (1.41)    $     (0.97)    $      (2.91)    $      (5.77)
                                  ===========     ============     ===========     ============     ============