Form 10-Q
period 2001-03-31
INTERNATIONAL ISOTOPES INC
filed 2002-05-29
CIK 1038277

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2001



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

                                  208-524-5300
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO x

As of May 21, 2002 the number of shares of Common Stock, $.01 par value, outstanding was 95,081,135.

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS



                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


 Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 2001
          (unaudited) and December 31, 2000                                  3

          Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2001 and 2000                 4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2001 and 2000                 5

          Notes to Unaudited Condensed Consolidated Financial Statements     7

 Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      13


PART II - OTHER INFORMATION:


 Item 2 - Changes in Securities and Use of Proceeds                         14

 Item 6 - Exhibits and Reports on Form 8-K                                  15

Part I.  Financial Statements

 Item 1.  Financial Statements


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                         March 31,
                                                                           2001             December 31,
                                     Assets                             (unaudited)             2000
                      -------------------------------------             ------------        ------------
Current assets:
   Cash and cash equivalents                                            $    319,315        $    642,554
   Accounts receivable                                                       412,805             373,513
   Assets held for sale                                                   24,199,141          25,085,806
   Inventories                                                             2,505,492           2,587,992
   Prepaids and other current assets                                          69,043             304,636
                                                                        ------------        ------------
      Total current assets                                                27,505,796          28,994,501

Property, plant and equipment, net                                           480,014             455,541

Intangibles and other assets                                                  89,467             134,777
                                                                        ------------        ------------
      Total assets                                                      $ 28,075,277        $ 29,584,819
                                                                        ============        ============

              Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit
              ---------------------------------------------------

Current liabilities
   Accounts payable                                                     $  4,768,853        $  4,459,814
   Accrued liabilities                                                       648,386             939,254
   Current portion of lease obligations                                    1,443,484           1,531,883
   Current portion of mortgage and notes payable to banks                 19,240,064          16,972,971
                                                                        ------------        ------------
      Total current liabilites                                            26,100,787          23,903,922

Non-current portion of lease obligations                                   1,923,153           2,025,763
Mortgage and notes payable to banks, excluding current portion                61,843              67,989
                                                                        ------------        ------------
      Total liabilities                                                   28,085,783          25,997,674

Redeemable convertible preferred stock, net                               17,470,404          17,337,954
   (liquidation value of $18,217,000)

Stockholders' deficit
   Preferred stock, $0.01 par value; 5,000,000 shares authorized,
       17,467 shares issued and outstanding at March 31, 2001
      and 18,217 shares issued and outstanding at December 31, 200                 -                   -
   Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 12,230,880 shares at March 31, 2001
      and 10,611,411 shares at December 31, 2000                             122,310             106,115
   Additional paid-in capital                                             69,443,082          69,190,246
   Accumulated deficit                                                   (87,046,302)        (83,047,170)
                                                                        ------------        ------------
      Total stockholders' deficit                                        (17,480,910)        (13,750,809)
                                                                        ------------        ------------
      Total liabilities and stockholders' deficit                       $ 28,075,277        $ 29,584,819
                                                                        ============        ============

     See accompanying notes to condensed consolidated financial statements.


              INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
       Unaudited Condensed Consolidated Statements of Operations


                                                                 Three Months ended March 31,
                                                                    2001              2000
                                                                ------------      ------------
Revenue:
   Sales of product                                             $    537,267      $    472,492

Cost of revenue:
   Cost of products                                                  276,125           198,344
                                                                ------------      ------------
     Gross profit                                                    261,142           274,148
                                                                ------------      ------------

 Operating costs and expenses:
   Salaries and contract labor                                       106,680           263,945
   General, administrative and consulting                            198,286           739,238
                                                                ------------      ------------
     Total operating expenses                                        304,966         1,003,183
                                                                ------------      ------------
     Operating loss                                                  (43,824)         (729,035)

Other (expense):
   Interest expense                                                     (802)          (18,655)
                                                                ------------      ------------
     Loss from continuing operations                                 (44,626)         (747,690)
                                                                ------------      ------------

Discontinued operations:
   Loss on disposal of discontinued operations including
     provision of $3,553,025 for operating losses during
     the phase-out period (less applicable taxes of $0)           (3,553,025)                -
   Loss from discontinued operations                                       -        (3,520,150)
                                                                ------------      ------------
     Loss from discontinued operations                            (3,553,025)       (3,520,150)
                                                                ------------      ------------
      Net loss                                                    (3,597,651)       (4,267,840)

Preferred stock dividend, deemed dividend
   and accretion of discount                                        (132,450)         (238,320)
                                                                ------------      ------------

Net loss applicable to common shareholders                      $ (3,730,101)     $ (4,506,160)
                                                                ============      ============

Net loss per common share continuing
  operations - basic and diluted                                $      (0.02)     $      (0.11)
Net loss per common share discontinued
  operations - basic and diluted                                       (0.31)            (0.37)
                                                                ------------      ------------
Net loss per common share - basic and diluted                   $      (0.33)     $      (0.48)
                                                                ============      ============

Weighted average common shares outstanding -
   basic and diluted                                              11,370,968         9,464,092
                                                                ============      ============

     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                           Three Months ended March 31,
                                                                              2001              2000
                                                                          ------------      ------------
Cash flows from operating activities:
     Net loss                                                             $ (3,597,651)     $ (4,267,840)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                                          19,234           876,685
         Warrants issued for services received                                       -            26,661
         Changes in operating assets and liabilities:
                Accounts receivable                                            (39,292)         (516,919)
                Prepaids and other assets                                      279,477            39,909
                Inventories                                                     82,500          (573,318)
                Deferred Revenue                                                     -           289,431
                Accounts payable                                               309,039          (425,797)
                Accrued liabilities                                           (290,868)          160,517
                                                                          ------------      ------------
                     Net cash used in operating activities                  (3,237,561)       (4,390,671)
                                                                          ------------      ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                 (43,707)         (491,378)
     Proceeds from sale of assets held for sale                                888,091                 -
                                                                          ------------      ------------
                    Net cash provided by (used in) investing activites         844,384          (491,378)
                                                                          ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock
         and common stock subscriptions                                              -         5,378,022
     Payments on capital leases                                               (191,009)         (359,179)
     Proceeds from issuance of debt                                          3,142,999           484,961
     Principal payments on notes payable                                      (882,052)         (256,555)
                                                                          ------------      ------------
                    Net cash provided by financing activities                2,069,938         5,247,249
                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                          (323,239)          365,200
Cash and cash equivalents at beginning of period                               642,554         2,990,300
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $    319,315      $  3,355,500
                                                                          ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                   (Continued)


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
      Unaudited Condensed Consolidated Statements of Cash Flows - continued


                                                                           Three Months ended March 31,
                                                                              2001              2000
                                                                          ------------      ------------
Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                   $    299,687      $    454,918
                                                                          ============      ============
Supplemental disclosure of noncash transactions:
     Common stock issued for preferred stock dividend                     $    268,798      $    125,000
                                                                          ============      ============

     Capital expenditures included in accounts payable                    $          -      $     76,372
                                                                          ============      ============

      See accompanying notes to condensed consolidated financial statements

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

During January 2001 the sale of the Woodrow Spencer facility was completed. In April 2001 the Company completed the sale of the Radiopharmaceutical Manufacturing Facility and the Brachytherapy seed business. The sale of the Radioisotope Production Facility ("LINAC") closed in December 2001. At March 31, 2001 and 2000, the operations associated with these facilities and activities have been reclassified as discontinued operations. Costs associated with corporate functions for each of these years have been categorized as part of general and administrative and are included in continuing operations. Interest expense associated directly with the discontinued operations has been categorized as discontinued operations. Interest expense associated with continuing operations is reported separately

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation

(2) Current Developments and Liquidity

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

Business Condition - Since inception, the Company has suffered recurring losses. During the periods ended March 31, 2001 and 2000, the Company had losses before preferred dividends of $3,597,651 and $4,267,840, respectively. During the periods ended March 31, 2001 and 2000, the Company's operations used cash in operating activities of $3,237,561 and $4,390,671, respectively. The net loss before preferred dividends includes discontinued operations for the periods ended March 31, 2001 and 2000 of $3,553,025 and $3,520,150, respectively. As of March 31, 2001, the remaining operating assets of the Company are those of I4, which incurred significant operating losses during the periods ended March 31, 2001 and 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. With the continuation of I4 operations, management expects to generate sufficient cash flows to meet operational needs during 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(3) Net Loss Per Common Share - Basic and Diluted

Basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive securities outstanding during the period, is the same as basic loss per share, as all potentially dilutive securities were anti-dilutive. Net loss per common share is calculated for both continuing and discontinued operations.

As of March 31, 2001 and 2000 there were 8,312,376 and 4,653,236 options and warrants outstanding, respectively. As of March 31, 2001 and 2000 there were a total of 17,467 and 18,217 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.


(4) Inventories

Inventories consist of the following at March 31, 2001 and December 31, 2000:

                                     March 31, 2001       December 31, 2000
                                     --------------       -----------------
       Raw materials                 $      161,816        $      288,344
       Work in progress                   2,316,676             2,215,906
       Finished goods                        27,000                83,742
                                     --------------        --------------
                                     $    2,505,492        $    2,587,992
                                     ==============        ==============


(5) Stockholders' Equity and Redeemable Convertible Preferred Stock

 Redeemable Convertible Preferred Stock
 --------------------------------------

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

During 2001, with the exception of the July 15 and the October 15 Series A Preferred dividends which were waived by the preferred shareholders, the Company for all other Series A and Series B redeemable convertible preferred stock dividends in 2001, elected to issue common stock as payment for the quarterly dividends. The Company satisfied these dividend payments by issuing a total of 15,594,724 shares of common stock ( of which 1,596,187 were issued in the first quarter). The preferred shareholders have waived all future dividends for both the Series A and Series B redeemable convertible preferred stock.

During April and June of 2001, certain holders of Series B redeemable preferred stock converted 750 shares of preferred stock into 375,000 shares of common stock valued at $750,000 or $2.00 per common share.


 Common Stock
 ------------

On November 2, 2001, at the annual meeting of stockholders, the stockholders ratified an amendment authorizing 250,000,000 shares of common stock.


 Stock Option Plan
 -----------------

On April 23, 2001, the Company granted 1,000,000 stock options to a key employee.

The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2001:


                                           Options Outstanding             Options Exerciseable
                     Options           Weighted          Weighted           Number         Weighted
     Range of     Outstanding at        Average          Average        Exercisable at     Average
     Exercise      December 31,        Remaining         Exercise        December 31,      Exercise
      Price           2001          Contractual Life      Price              2001           Price
     --------     --------------    ----------------     --------        ------------      --------
     $  0.076       1,000,000          9.32 years        $  0.076          500,000         $  0.076

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (all options from previous year expired prior to being exercised):

                                              2001
                                             ------

     Expected dividend yield                      -
     Risk-free interest rate                   4.4%
     Expected volatility                       153%
     Expected life                          3 years
     Weighted average fair value              $0.03

 Warrants
 --------

At March 31, 2001, the Company had 7,312,376 warrants outstanding with exercise prices ranging from $3.38 to $10.00 per warrant.


(6) Commitments and Contingencies


 Employment Contract
 -------------------

The Company has a five-year employment contract with the Company's president. The employment agreement extends through February 2007.


 Dependence on Third Parties
 ---------------------------

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


 Contingencies
 -------------

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


(7) Subsequent Events

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-K/A, filed with the Securities Exchange Commission (SEC) on November 8, 2001 ("Form 10-K"). The following discussion should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.


 RESULTS OF OPERATIONS
 ---------------------

Effective December 31, 2000, the Company decided to dispose of all its business segments with the exception of the I4 operations. As a result, all results of operations for the discontinued segments have been reclassified as discontinued operations.

Three-month periods ended March 31, 2001 and 2000. The Company's loss from continuing operations for the three month period ended March 31, 2001 was $44,626, as compared to loss from continuing operations of $747,690 for the comparable period of 2000. The change in loss was attributable to the curtailment of manufacturing operations and the reduction in employment staff in the company's radiopharmaceutical manufacturing and Linac facilities in Denton, Texas. The net loss per common share for the three-month period ended March 31, 2001 was $0.33, as compared to net loss per common share of $0.48 for the same period of 2000.

Revenues for the three-month period ended March 31, 2001 were $537,267 as compared to $472,492 for the same period in 2000. Gross profit for the three-month period ended March 31, 2001 was $261,142 as compared to $274,148 for the same period in 2000.

Operating expenses decreased to $304,966 for the three-month period ended March 31, 2001 compared to $1,003,183 for the same period of 2000. Salaries and contract labor expenses for the three-month period ended March 31, 2001 was $106,680 as compared to $263,945 for the same period of 2000, a decrease of $157,265. General, administrative and consulting expenses totaled $198,286 for the three-month period ended March 31, 2001 as compared to $739,238 for the same period of 2000, a decrease of $540,952. The decreases in all expense categories were primarily attributable to the curtailment of operations and the reduction in employment staff in the Company's radiopharmaceutical manufacturing and Linac facilities in Denton, Texas.

Interest expense for the three-month period ended March 31, 2001 was $802 as compared to $18,655 for the comparable period in 2000. The decrease was attributable to a suspension of interest payment requirements from Texas State Bank.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

On March 31, 2001 the Company had cash and cash equivalents of $319,315 compared to $642,554 at December 31, 2000. For the three months ended March 31, 2001, net cash used in operating activities of $3,237,561 was provided by net cash from investing activities, from proceeds from sales of assets of $844,384 and by financing activities of $2,069,938.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors and loans from stockholders and directors.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: sale of remaining assets of I3; contract manufacturing and marketing relationships; and technological and market developments.

Although there can be no assurance, the Company expects that revenues will continue to increase, providing sufficient funds for operations and capital expenditures.


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In January of 2001, the Company elected to issue common stock in payment for the quarterly dividend on its Series A redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 711,186 shares of common stock at $0.1757 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest price for the period.

In March of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $143,798 dividend payment by issuing 885,001 shares of common stock at $0.1625 per share, the average closing price of the common stock for the preceding 5 trading days.

In April of 2001, the Company elected to issue common stock in payment for the quarterly dividend on its Series A redeemable convertible preferred stock. The Company satisfied the $125,000 dividend payment by issuing 1,376,651 shares of common stock at $0.0908 per share, the average closing price of the stock for the preceding 10 trading days, discarding the highest and the lowest price for the period.

In May of 2001, holders of 500 shares of Series B Preferred Stock elected to convert their shares into common stock. The Company issued 250,000 shares of common stock at the conversion rate of $2.00 per share.

In June of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $139,908 dividend payment by issuing 2,798,172 shares of common stock at $0.05 per share, the average closing price of the common stock for the preceding 5 trading days.

In June of 2001, holders of 250 shares of Series B Preferred Stock elected to convert their shares into common stock. The Company issued 125,000 shares of common stock at the conversion rate of $2.00 per share.

In September of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $130,673 dividend payment by issuing 3,266,807 shares of common stock at $0.04 per share, the average closing price of the common stock for the preceding 5 trading days.

In December of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $130,673 dividend payment by issuing 6,533,625 shares of common stock at $0.02 per share, the average closing price of the common stock for the preceding 5 trading days.

In January of 2002, the Company repurchased 2,817 shares of Series B Preferred Stock for $86,832.


Item 6. Exhibits and Reports on Form 8-K

Exhibits:

         NONE

Reports on Form 8-K:

The Company filed an 8-K on October 16, 2001 with respect to a change in accountants, on January 16, 2002 with respect to a change in ownership of the Company's Series A Preferred Stock, partial acquisition of Series B Preferred Stock, and issuance of common stock as required dividend payment and on April 5, 2002 with respect to a change in accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                International Isotopes Inc.
                                (Registrant)


                                By:   /s/ Steve T. Laflin
                                      -------------------------------------
                                      Steve T. Laflin
                                      President and Chief Executive Officer

Date: May 29, 2002