Form 10-Q
period 2001-06-30
INTERNATIONAL ISOTOPES INC
filed 2002-05-29
CIK 1038277

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2001


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

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS



                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


 Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets at June 30, 2001
      (unaudited) and December 31, 2000                                      3

      Unaudited Condensed Consolidated Statements of Operations for the
      Three Months Ended June 30, 2001 and 2000, and for the Six Months
      Ended June 30, 2001 and 2000                                           4

      Unaudited Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 2001 and 2000                                5

      Notes to Unaudited Condensed Consolidated Financial Statements         7

 Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              13


PART II - OTHER INFORMATION:


 Item 2 - Changes in Securities and Use of Proceeds                         14

 Item 6 - Exhibits and Reports on Form 8-K                                  15

Part I.  Financial Statements

    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                                                                June 30,
                                                                                  2001          December 31,
                                   Assets                                     (unaudited)          2000
                  --------------------------------------------                ------------      ------------
Current assets:
    Cash and cash equivalents                                                 $    601,207      $    642,554
    Accounts receivable, net                                                       270,815           373,513
    Assets held for sale                                                         7,894,416        25,085,806
    Inventories                                                                  2,615,668         2,587,992
    Prepaids and other current assets                                               32,532           304,636
                                                                              ------------      ------------
       Total current assets                                                     11,414,638        28,994,501

Property, plant and equipment, net                                                 487,349           455,541

Intangibles and other assets                                                             -           134,777
                                                                              ------------      ------------
       Total assets                                                           $ 11,901,987      $ 29,584,819
                                                                              ============      ============

               Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit
               ---------------------------------------------------
Current liabilities
    Accounts payable                                                          $     41,750      $  4,459,814
    Accrued liabilities                                                            188,301           939,254
    Current portion of lease obligations                                                 -         1,531,883
    Current portion of mortgage and notes payable to banks                       9,486,840        16,972,971
                                                                              ------------      ------------
       Total current liabilites                                                  9,716,891        23,903,922

Non-current portion of lease obligations                                                 -         2,025,763
Mortgage and notes payable to banks, excluding current portion                      57,705            67,989
                                                                              ------------      ------------
       Total liabilities                                                         9,774,596        25,997,674

Redeemable convertible preferred stock, net                                     16,852,854        17,337,954
    (liquidation value of $17,467,000)

Stockholders' deficit
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
       16,717 shares issued and outstanding at June 30, 2001
       and 17,467 shares issued and outstanding at December 31, 2000                     -                 -
    Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 16,780,703 shares at June 30, 2001
       and 10,611,411 shares at December 31, 2000                                  167,808           106,115
    Additional paid-in capital                                                  70,412,492        69,190,246
    Accumulated deficit                                                        (85,305,763)      (83,047,170)
                                                                              ------------      ------------
       Total stockholders' deficit                                             (14,725,463)      (13,750,809)
                                                                              ------------      ------------
       Total liabilities and stockholders' deficit                            $ 11,901,987      $ 29,584,819
                                                                              ============      ============

     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                          Three Months ended June 30,          Six Months ended June 30,
                                                          ---------------------------        ----------------------------
                                                             2001            2000                2001            2000
                                                          -----------    ------------        ------------    ------------
Revenue:
   Sales of product                                       $   505,327         475,715        $  1,042,594    $    948,207

Cost of revenue:
   Cost of products                                           329,884         234,735             606,009         433,079
                                                          -----------    ------------        ------------    ------------
     Gross profit                                             175,443         240,980             436,585         515,128
                                                          -----------    ------------        ------------    ------------

 Operating costs and expenses:
   Salaries and contract labor                                 85,327         299,007             192,007         562,952
   General, administrative and consulting                     137,803         762,312             336,089       1,501,550
                                                          -----------    ------------        ------------    ------------
     Total operating expenses                                 223,130       1,061,319             528,096       2,064,502
                                                          -----------    ------------        ------------    ------------
     Operating loss                                           (47,687)       (820,339)            (91,511)     (1,549,374)

Other income (expense):
   Interest expense                                              (911)        (28,713)             (1,713)        (47,368)
                                                          -----------    ------------        ------------    ------------
     Loss from continuing operations                          (48,598)       (849,052)            (93,224)     (1,596,742)
                                                          -----------    ------------        ------------    ------------

Discontinued operations:
   Gain (loss) on disposal of discontinued operations
     including provision of $1,950,996 for operating
     losses during the phase-out period (less
     applicable taxes of $0)                                2,186,495               -          (1,366,530)              -
   Loss from discontinued operations                                -      (4,580,164)                  -      (8,100,314)
                                                          -----------    ------------        ------------    ------------
     Income (loss) from discontinued operations             2,186,495      (4,580,164)         (1,366,530)     (8,100,314)
                                                          -----------    ------------        ------------    ------------
      Net income (loss)                                     2,137,897      (5,429,216)         (1,459,754)     (9,697,056)

Preferred stock dividend, deemed dividends
   and accretion of discount                                 (132,450)     (8,158,476)           (264,900)     (8,396,796)
                                                          -----------    ------------        ------------    ------------

Net profit (loss) applicable to common shareholders       $ 2,005,447    $(13,587,692)       $ (1,724,654)   $(18,093,852)
                                                          ===========    ============        ============    ============

Net loss per common share continuing
  operations - basic and diluted                          $     (0.02)   $      (0.93)       $      (0.03)   $      (1.04)
Net loss per common share discontinued
  operations - basic and diluted                                 0.16           (0.48)              (0.11)          (0.85)
                                                          -----------    ------------        ------------    ------------
Net loss per common share - basic and diluted             $      0.14    $      (1.41)       $      (0.14)   $      (1.89)
                                                          ===========    ============        ============    ============

Weighted average common shares outstanding -
   basic and diluted                                       14,073,618       9,643,096          12,722,293       9,553,594
                                                          ===========    ============        ============    ============

See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                Six Months ended June 30,
                                                                                 2001              2000
                                                                             ------------      ------------
Cash flows from operating activities:
     Net loss                                                                $ (1,459,754)     $ (9,697,055)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                                             36,214         1,730,626
         Services compensated by stock issuance                                         -             6,033
         Changes in operating assets and liabilities:
                Accounts receivable                                               102,698          (472,607)
                Prepaids and other assets                                         406,881            77,482
                Inventories                                                       (27,676)         (681,951)
                Accounts payable                                               (4,418,064)         (249,313)
                Accrued liabilities                                              (750,953)         (121,330)
                                                                             ------------      ------------
                     Net cash used in operating activities                     (6,110,654)       (9,408,115)
                                                                             ------------      ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                    (68,022)         (768,787)
     Proceeds from sale of assets held for sale                                17,191,390                 -
                                                                             ------------      ------------
                    Net cash provided by (used in) investing activites         17,123,368          (768,787)
                                                                             ------------      ------------

Cash flows from financing activities:
     Settlement of contingent consideration - MAC Isotopes, Inc.                        -        (1,586,908)
     Proceeds from issuance of redeemable convertible
         preferred stock and warrants                                                   -         9,320,000
     Proceeds from issuance of common stock,
         net of issuance costs                                                          -         5,378,176
     Payments on capital leases                                                (3,557,646)         (795,763)
     Proceeds from issuance of debt                                            (7,496,415)        2,875,048
     Principal payments on notes payable                                                -        (2,564,929)
     Payments of preferred stock dividends                                              -          (125,000)
                                                                             ------------      ------------
                    Net cash (used in) provided by financing activities       (11,054,061)       12,500,624
                                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents                              (41,347)        2,323,722
Cash and cash equivalents at beginning of period                                  642,554         2,990,300
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $    601,207      $  5,314,022
                                                                             ============      ============


      See accompanying notes to condensed consolidated financial statements


                                   (Continued)


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
      Unaudited Condensed Consolidated Statements of Cash Flows - continued


                                                                                Six Months ended June 30,
                                                                                 2001             2000
                                                                             ------------      ------------
Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                      $    469,309      $    454,918
                                                                             ============      ============

Supplemental disclosure of noncash transactions:
     Common stock issued for preferred stock dividend                        $    533,707      $    125,000
                                                                             ============      ============

     Capital expenditures included in accounts payable                       $          -      $     76,372
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

Business Condition - Since inception, the Company has suffered recurring losses. During the periods ended June 30, 2001 and 2000, the Company had losses before preferred dividends of $1,459,754 and $9,697,056 respectively. During the periods ended June 30, 2001 and 2000, the Company's operations used cash in operating activities of $6,110,654 and $9,408,115 respectively. The net loss before preferred dividends includes discontinued operations for the periods ended June 30, 2001 and 2000 of $1,366,530 and $8,100,314 respectively. As of June 30, 2001, the remaining operating assets of the Company are those of I4, which incurred significant operating losses during the periods ended June 30, 2001 and 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. With the continuation of I4 operations, management expects to generate sufficient cash flows to meet operational needs during 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

As of June 30, 2001 and 2000 there were 8,312,376 and 7,958,886 options and warrants outstanding, respectively. As of June 30, 2001 and 2000 there were a total of 17,467 and 18,217 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.


(4) Inventories

Inventories consist of the following at June 30, 2001 and December 31, 2000:

                                        June 30, 2001      December 31, 2000
                                        -------------      -----------------
         Raw materials                  $    157,375         $    288,344
         Work in progress                  2,431,245            2,215,906
         Finished goods                       27,048               83,742
                                        ------------         ------------
                                        $  2,615,668         $  2,587,992
                                        ============         ============


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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-K amended, filed with the Securities Exchange Commission (SEC) on November 8, 2001 ("Form 10-K"). The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.


 RESULTS OF OPERATIONS
 ---------------------

Effective December 31, 2000, the Company decided to dispose of all its business segments with the exception of the I4 operations. As a result, all results of operations for the discontinued segments have been reclassified as discontinued operations.

Three and six month periods ended June 30, 2001 and 2000. The Company's loss from continuing operations for the three and six month periods ended June 30, 2001 was $47,687 and $91,511 respectively, as compared to loss from continuing operations of $820,339 and $1,549,374 for the comparable periods of 2000. The change in loss was attributable to the start of Idaho flood source manufacture and gemstone processing and the curtailment of manufacturing operations and employment staff in the company's radiopharmaceutical manufacturing and Linac facilities in Denton Texas. Net profit (loss) per common share for the three and six month periods ended June 30, 2001 was $0.14 and ($0.14) respectively, as compared to ($1.41) and ($1.89) for the same periods of 2000. The changes in net profit (loss) per share were attributable to the curtailment of the Company's Denton operations and the Company's unsecured creditors acceptance of 50% payment for accounts payable.

Revenues for the three and six month periods ended June 30, 2001 were $505,327 and $1,042,594 respectively, as compared to $475,715 and $948,207 for the same periods in 2000. Gross profit for the three and six month periods ended June 30, 2001 was $175,443 and $436,585 respectively, as compared to $240,980 and $515,128 for the same periods in 2000.

Operating expenses decreased to $223,130 and $528,096 respectively for the three and six month periods ended June 30, 2001 compared to $1,061,319 and $2,064,502 for the same periods of 2000. Salaries and contract labor expenses for the three and six month periods ended June 30, 2001 was $85,327 and $192,007 respectively, as compared to $299,007 and $562,952 for the same periods of 2000, a decrease of $213,680 and $370,945 respectively. General, administrative and consulting expenses totaled $137,803 and $336,089 respectively for the three and six month periods ended June 30, 2001 as compared to $762,312 and $1,501,550 for the same periods of 2000, a decrease of $900,115 and $1,165,461 respectively. The decreases in all expense categories were attributable to the curtailment of manufacturing operations and the reduction in employment staff in all of the company's radiopharmaceutical and Linac facilities in Denton Texas.

Interest expense for the three and six month period ended June 30, 2001 was $911 and $1,713 as compared to $28,713 and $47,368 for the comparable periods in 2000. The decrease was attributable to a reduction in the company debt through the asset purchase agreements with NeoRx and Imagyn Corporations and a suspension of other interest payment requirements by Texas State Bank.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

On June 30, 2001 the Company had cash and cash equivalents of $601,207 compared to $642,554 at December 31, 2000. For the six months ended June 30, 2001, net cash used in operating activities of $6,110,654 and net cash used for financing activities of $11,054,061 was provided by net cash from investing activities and from proceeds from sales of assets, of $17,123,368.

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

In May of 2001, holders of 500 shares of Series B Preferred Stock elected to convert their shares to common stock. The Company issued 250,000 shares of common stock at the conversion rate of $2.00 per share.

In June of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $139,908 dividend payment by issuing 2,798,172 shares of common stock at $0.05 per share, the average closing price of the common stock for the preceding 5 trading days.

In June of 2001, holders of 250 shares of Series B Preferred Stock elected to convert their shares to common stock. The Company issued 125,000 shares of common stock at the conversion rate of $2.00 per share.

In September of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $130,673 dividend payment on January 14, 2002, by issuing 3,266,807 shares of common stock at $0.04 per share, the average closing price of the common stock for the preceding 5 trading days.

In December of 2001, the Company elected to issue common stock in payment for the quarterly dividend on the Series B redeemable convertible preferred stock. The Company satisfied the $130,673 dividend payment on January 14, 2002, by issuing 6,533,625 shares of common stock at $0.02 per share, the average closing price of the common stock for the preceding 5 trading days.

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


                             International Isotopes Inc.
                             (Registrant)



                             By: /s/ Steve T. Laflin
                                 ------------------------------------------
                                 Steve T. Laflin
                                 President and Chief Executive Officer

Date: May 29, 2002