Form 10-Q
period 2001-09-30
INTERNATIONAL ISOTOPES INC
filed 2002-05-29
CIK 1038277

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2001



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO x

As of May 21, 2002 the number of shares of Common Stock, $.01 par value, outstanding was 95,081,135

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS



                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


 Item 1 - Financial Statements:

    Condensed Consolidated Balance Sheets at September 30, 2001
    (unaudited) and December 31, 2000.                                        3

    Unaudited Condensed Consolidated Statements of Operations for the
    Three Months Ended September 30, 2001 and 2000, and for the Nine Months
    Ended September 30, 2001 and 2000                                         4

    Unaudited Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2001 and 2000.                            5

    Notes to Unaudited Condensed Consolidated Financial Statements.           7

 Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               13


PART II - OTHER INFORMATION:


 Item 2 - Changes in Securities and Use of Proceeds                          14

 Item 6 - Exhibits and Reports on Form 8-K                                   14

Part I.  Financial Statements

  Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                                                         September 30,
                                                                             2001           December 31,
                                   Assets                                 (unaudited)           2000
                  --------------------------------------------           ------------       ------------
Current assets:
    Cash and cash equivalents                                            $    361,406       $    642,554
    Accounts receivable                                                       580,486            373,513
    Assets held for sale                                                    7,894,416         25,085,806
    Inventories                                                             2,433,419          2,587,992
    Prepaids and other current assets                                            (950)           304,636
                                                                         ------------       ------------
       Total current assets                                                11,268,777         28,994,501

Property, plant and equipment, net                                            453,434            455,541

Intangibles and other assets                                                        -            134,777
                                                                         ------------       ------------
       Total assets                                                      $ 11,722,211       $ 29,584,819
                                                                         ============       ============

               Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit
               ---------------------------------------------------
Current liabilities
    Accounts payable                                                     $     87,029       $  4,459,814
    Accrued liabilities                                                       235,606            939,254
    Current portion of lease obligations                                            -          1,531,883
    Current portion of mortgage and notes payable to banks                  9,570,538         16,972,971
                                                                         ------------       ------------
       Total current liabilites                                             9,893,173         23,903,922

Non-current portion of lease obligations                                            -          2,025,763
Mortgage and notes payable to banks, excluding current portion                 51,467             67,989
                                                                         ------------       ------------
       Total liabilities                                                    9,944,640         25,997,674

Redeemable convertible preferred stock, net                                16,985,304         17,337,954
    (liquidation value of $17,467,000)

Stockholders' deficit
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
       16,717 shares issued and outstanding at September 30, 2001
       and 17,467 shares issued and outstanding at December 31, 2000                -                  -
    Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 20,047,510 shares at September 30, 2001
       and 10,611,411 shares at December 31, 2000                             200,476            106,115
    Additional paid-in capital                                             70,510,497         69,190,246
    Accumulated deficit                                                   (85,918,706)       (83,047,170)
                                                                         ------------       ------------
       Total stockholders' deficit                                        (15,207,733)       (13,750,809)
                                                                         ------------       ------------
       Total liabilities and stockholders' deficit                       $ 11,722,211       $ 29,584,819
                                                                         ============       ============

     See accompanying notes to condensed consolidated financial statements.


            INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
     Unaudited Condensed Consolidated Statements of Operations


                                                       Three Months ended September 30,       Nine Months ended September 30,
                                                       --------------------------------       -------------------------------
                                                             2001            2000                   2001             2000
                                                         -----------     ------------          ------------     ------------
Revenue:
   Sales of product                                      $   803,801          449,847          $  1,846,395     $  1,398,054

Cost of revenue:
   Cost of products                                          489,252          195,402             1,095,261          628,481
                                                         -----------     ------------          ------------     ------------
     Gross profit                                            314,549          254,445               751,134          769,573
                                                         -----------     ------------          ------------     ------------

 Operating costs and expenses:
   Salaries and contract labor                               103,533          612,168               295,540        1,175,120
   General, administrative and consulting                    198,695        1,421,417               524,784        2,922,967
                                                         -----------     ------------          ------------     ------------
     Total operating expenses                                302,228        2,033,585               820,324        4,098,087
                                                         -----------     ------------          ------------     ------------
     Operating profit (loss)                                  12,321       (1,779,140)              (69,190)      (3,328,514)

Other income (expense):
   Interest income                                             1,307                -                 1,307                -
   Interest expense                                             (601)         (36,515)               (2,314)         (83,883)
                                                         -----------     ------------          ------------     ------------
     Profit (loss) from continuing operations                 13,027       (1,815,655)              (70,197)      (3,412,397)

Discontinued operations:
   Loss on disposal of discontinued operations
     including provision of $678,511 for operating
     losses during the phase-out period
     (less applicable taxes of $0)                          (362,847)               -            (1,739,377)               -
   Profit (loss) from operations of discontinued
     segment                                                       -       (2,974,026)                    -      (11,074,340)
                                                         -----------     ------------          ------------     ------------
     Loss from discontinued operations                      (362,847)      (2,974,026)           (1,739,377)     (11,074,340)
                                                         -----------     ------------          ------------     ------------
      Net loss                                              (349,820)      (4,789,681)           (1,809,574)     (14,486,737)

Preferred stock dividend, deemed dividends
   and accretion of discount                                (132,450)      (4,563,761)             (397,350)     (12,960,557)
                                                         -----------     ------------          ------------     ------------

Net loss applicable to common shareholders               $  (482,270)    $ (9,353,442)         $ (2,206,924)    $(27,447,294)
                                                         ===========     ============          ============     ============

Net loss per common share continuing
  operations - basic and diluted                         $     (0.01)    $      (0.66)         $      (0.03)    $      (1.73)
Net loss per common share discontinued
  operations - basic and diluted                               (0.02)           (0.31)                (0.12)           (1.17)
                                                         -----------     ------------          ------------     ------------
Net loss per common share - basic and diluted            $     (0.03)    $      (0.97)         $      (0.15)    $      (2.90)
                                                         ===========     ============          ============     ============

Weighted average common shares outstanding -
   basic and diluted                                      17,325,171        9,686,222            14,256,586        9,480,620
                                                         ===========     ============          ============     ============

     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                  Nine Months ended September 30,
                                                                                      2001              2000
                                                                                  ------------      ------------
Cash flows from operating activities:
     Net loss                                                                     $ (1,809,574)     $(14,486,736)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                                                  57,886         2,508,022
         Services compensated by stock issuance                                              -           469,783
         Changes in operating assets and liabilities:
                Accounts receivable                                                   (206,973)       (1,168,770)
                Prepaids and other assets                                              440,363           316,709
                Inventories                                                            154,573        (1,318,345)
                Accounts payable                                                    (4,372,785)        1,495,563
                Accrued liabilities                                                   (703,648)          130,143
                                                                                  ------------      ------------
                     Net cash used in operating activities                          (6,440,158)      (12,053,631)
                                                                                  ------------      ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                         (68,022)       (2,290,646)
     Proceeds from sale of assets held for sale                                     17,203,633                 -
                                                                                  ------------      ------------
                    Net cash provided by (used in) investing activites              17,135,611        (2,290,646)
                                                                                  ------------      ------------

Cash flows from financing activities:
     Settlement of contingent consideration - MAC Isotopes, Inc.                             -        (1,266,441)
     Proceeds from issuances of redeemable convertible
         preferred stock and warrants                                                        -         9,320,000
     Proceeds from issuance of common stock,
         net of issuance costs                                                               -         5,450,264
     Payments on capital leases                                                     (3,557,646)       (1,152,295)
     Proceeds from issuance of debt                                                          -         4,641,579
     Principal payments on notes payable                                            (7,418,955)       (2,894,352)
     Payments of preferred stock dividends                                                   -          (125,000)
                                                                                  ------------      ------------
                    Net cash provided by (used in) financing activities            (10,976,601)       13,973,755
                                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  (281,148)         (370,522)
Cash and cash equivalents at beginning of period                                       642,554         2,990,300
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $    361,406      $  2,619,778
                                                                                  ============      ============

      See accompanying notes to condensed consolidated financial statements


                                   (Continued)


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
      Unaudited Condensed Consolidated Statements of Cash Flows - continued

                                                                                  Nine Months ended September 30,
                                                                                      2001              2000
                                                                                  ------------      ------------
Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                           $    471,218      $  1,473,722
                                                                                  ============      ============

Supplemental disclosure of noncash transactions:
     Common stock issued for preferred stock dividend                             $    668,755      $    425,000
                                                                                  ============      ============

     Capital expenditures included in accounts payable                            $          -      $    462,849
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

Business Condition - Since inception, the Company has suffered recurring losses. During the periods ended September 30, 2001 and 2000, the Company had losses before preferred dividends of $1,809,574 and $14,486,737, respectively. During the periods ended September 30, 2001 and 2000, the Company's operations used cash in operating activities of $6,440,158 and $12,053,631, respectively. The net loss before preferred dividends includes discontinued operations for the periods ended September 30, 2001 and 2000 of $1,739,377 and $11,074,340,
respectively. As of September 30, 2001, the remaining operating assets of the Company are those of I4. These matters raise substantial doubt about the Company's ability to continue as a going concern. With the continuation of I4 operations, management expects to generate sufficient cash flows to meet operational needs during 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

As of September 30, 2001 and 2000 there were 8,312,376 and 8,181,876 options and warrants outstanding, respectively. As of September 30, 2001 and 2000 there were a total of 17,467 and 18,217 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.


(4) Inventories

Inventories consist of the following at September 30, 2001 and December 31, 2000

                                   September 30, 2001     December 31, 2000
                                   ------------------     -----------------
           Raw materials              $     147,333         $     288,344
           Work in progress               2,260,959             2,215,906
           Finished goods                    25,127                83,742
                                      -------------         -------------
                                      $   2,433,419         $   2,587,992
                                      =============         =============


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

As consideration for those concessions, the Company distributed to the holders of the Series A Preferred Stock an aggregate of 439,150 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx. The NeoRx warrants were valued using the intrinsic method of accounting resulting in no value being assigned to the warrants

The Series B Preferred Stock was mandatorily redeemable on May 31, 2003 in cash or common stock at the then Average Price, at the Company's option. When originally issued, holders of Series B Preferred Stock could require early redemption on December 1, 2000 and June 1, 2001. Other mandatory redemption events included change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. In March, 2001, the holders of Series B Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series B Preferred Stock was then convertible to common stock at a fixed price of $2.00 per share subject to adjustment in the case of stock splits or stock dividends. As consideration for those concessions, the Company distributed to the holders of Series B Preferred Stock an aggregate of 360,850 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx. The NeoRx warrants were valued using the intrinsic method of accounting resulting in no value being assigned to the warrants.

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

Three and nine month periods ended September 30, 2001 and 2000. The Company's profit (loss) from continuing operations for the three and nine month periods ended September 30, 2001 was $13,027 and ($70,197) respectively, as compared to ($1,815,655) and ($3,130,682) for the comparable periods of 2000. Net loss per common share for the three and nine month periods ended September 30, 2001 was $0.03 and $0.15 respectively, as compared to a net loss per common share of $0.97 and $2.90 for the same periods of 2000. The changes were attributable to discontinued operations and the increase in revenues from the remaining Idaho operations.

Revenues for the three and nine month periods ended September 30, 2001 were $803,801 and $1,846,395 respectively, as compared to $449,847 and $1,398,054 for the same periods in 2000. Gross profit for the three and nine-month periods ended September 30, 2001 was $314,549 and $751,134 respectively, as compared to $254,445 and $769,573 for the same periods in 2000. Increased revenues were attributable to increases in sales of medical flood sources and gemstone processing. The reduction in gross profit for the six-month period was attributable to residual costs associated with discontinued operations.

Operating expenses decreased to $302,228 and $820,324 respectively for the three and nine-month periods ended September 30, 2001 compared to $2,033,585 and $4,098,087 for the same periods of 2000. Salaries and contract labor expenses for the three and nine month periods ended September 30, 2001 was $103,533 and $295,540 respectively, as compared to $612,168 and $1,175,120 for the same periods of 2000, a decrease of $508,635 and $879,580 respectively. General, administrative and consulting expenses totaled $198,6951 and $524,784 respectively for the three and nine month periods ended September 30, 2001 as compared to $1,421,417 and $2,922,967 for the same periods of 2000, a decrease of $1,222,722 and $2,398,183 respectively. The decreases in all expense categories were primarily attributable to discontinued operations in the radiopharmaceutical manufacturing and Linac facilities in Denton, Texas.

Interest expense for the three and nine month period ended September 30, 2001 was $601 and $2,314 as compared to $36,515 and $83,883 for the comparable periods in 2000. The decrease was attributable to a suspension of interest payment requirements from Texas State Bank.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

On September 30, 2001 the Company had cash and cash equivalents of $361,406 compared to $642,554 at December 31, 2000. For the nine months ended September 30, 2001, net cash used in operating activities of $6,440,158 and net cash used in financing activities of $10,976,601 was provided by net cash from investing activities and from proceeds from sales of assets, of $17,135,611.

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