Form 10-Q
period 2002-03-31
INTERNATIONAL ISOTOPES INC
filed 2002-05-29
CIK 1038277

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2002



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

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS



                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


 Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 2002
          (unaudited) and December 31, 2001                                  3

          Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2002 and 2001                 4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2002 and 2001                 5

          Notes to Unaudited Condensed Consolidated Financial Statements     6

 Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8


PART II - OTHER INFORMATION:


 Item 2 - Changes in Securities and Use of Proceeds                          9

 Item 6 - Exhibits and Reports on Form 8-K                                  10

Part I.  Financial Statements

     Item 1.  Financial Statements


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                             March 31,
                                                                               2002           December 31,
                                   Assets                                   (unaudited)           2001
                  --------------------------------------------              ------------      ------------
Current assets:
    Cash and cash equivalents                                               $    274,143      $    293,969
    Accounts receivable                                                          258,187           138,531
    Assets held for sale                                                         729,531           729,531
    Inventories                                                                2,440,405         2,537,519
    Prepaids and other current assets                                             66,991           287,074
                                                                            ------------      ------------
       Total current assets                                                    3,769,257         3,986,624

Property, plant and equipment, net                                               270,248           280,036

                                                                            ------------      ------------
       Total assets                                                         $  4,039,505      $  4,266,660
                                                                            ============      ============


               Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit
               ---------------------------------------------------
Current liabilities
    Accounts payable                                                        $    178,893      $    181,694
    Checks written in excess of cash in bank                                           -           101,714
    Accrued liabilities                                                          407,991           448,529
    Current portion of mortgage and notes payable to banks                     2,700,313         2,720,610
                                                                            ------------      ------------
       Total current liabilites                                                3,287,197         3,452,547

Mortgage and notes payable to banks, excluding current portion                    39,268            45,182
                                                                            ------------      ------------
       Total liabilities                                                       3,326,465         3,497,729

Redeemable convertible preferred stock, net                                      950,000        17,117,755
    (liquidation value of $950,000)

Stockholders' deficit
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        950 shares issued and outstanding at March 31, 2002
       and 17,467 shares issued and outstanding at December 31, 2001                   -                 -
    Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 95,081,135 shares at March 31, 2002
       and 26,581,135 shares at December 31, 2001                                950,812           265,812
    Additional paid-in capital                                                86,320,999        70,575,834
    Accumulated deficit                                                      (87,508,771)      (87,190,470)
                                                                            ------------      ------------
       Total stockholders' deficit                                              (236,960)      (16,348,824)
                                                                            ------------      ------------
       Total liabilities and stockholders' deficit                          $  4,039,505      $  4,266,660
                                                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                              Three Months ended March 31,
                                                                 2002             2001
                                                              -----------      -----------
Revenue:
   Sales of product                                           $   526,311      $   537,267

Cost of revenue:
   Cost of products                                               200,819          276,125
                                                              -----------      -----------
     Gross profit                                                 325,492          261,142
                                                              -----------      -----------

 Operating costs and expenses:
   Salaries and contract labor                                    137,315          106,680
   General, administrative and consulting                         115,176          198,286
                                                              -----------      -----------
     Total operating expenses                                     252,491          304,966
                                                              -----------      -----------
     Operating profit (loss)                                       73,001          (43,824)

Other (expense):
   Interest income                                                  1,881                -
   Interest expense                                               (43,941)            (802)
                                                              -----------      -----------
     Earnings (loss) from continuing operations                    30,941          (44,626)
                                                              -----------      -----------

Discontinued operations:
   Loss on disposal of discontinued operations                          -       (3,553,025)
                                                              -----------      -----------
      Net earnings (loss)                                          30,941       (3,597,651)

Preferred stock dividend, deemed dividend
   and accretion of discount                                     (349,242)        (132,450)
                                                              -----------      -----------

Net earnings (loss) applicable to common shareholders         $  (318,301)     $(3,730,101)
                                                              ===========      ===========

Net loss per common share continuing
  operations - basic and diluted                              $     (0.01)     $     (0.01)
Net loss per common share discontinued
  operations - basic and diluted                                        -            (0.32)
                                                              -----------      -----------
Net loss per common share - basic and diluted                 $     (0.01)     $     (0.33)
                                                              ===========      ===========

Weighted average common shares outstanding -
   basic and diluted                                           60,789,468       11,370,968
                                                              ===========      ===========


     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                Three Months ended March 31,
                                                                                   2002             2001
                                                                               ------------     ------------
Cash flows from operating activities:
     Net earnings (loss)                                                       $     30,941     $ (3,597,651)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                                               18,965           19,234
         Changes in operating assets and liabilities:
                Accounts receivable                                                (119,656)         (39,292)
                Prepaids and other assets                                           220,083          279,477
                Inventories                                                          97,114           82,500
                Accounts payable                                                     (2,800)         309,039
                Checks written in excess of cash in bank                           (101,714)               -
                Accrued liabilities                                                 (40,538)        (290,868)
                                                                               ------------     ------------
                     Net cash provided by (used in) operating activities            102,395       (3,237,561)
                                                                               ------------     ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                       (9,177)         (43,707)
     Proceeds from sale of assets held for sale                                           -          888,091
                                                                               ------------     ------------
                    Net cash provided by (used in) investing activites               (9,177)         844,384
                                                                               ------------     ------------

Cash flows from financing activities:
     Repurchase of preferred stock                                                  (86,832)               -
     Payments on capital leases                                                           -         (191,009)
     Proceeds from issuance of debt                                                       -        3,142,999
     Principal payments on notes payable                                            (26,212)        (882,052)
                                                                               ------------     ------------
                    Net cash provided by financing activities                      (113,044)       2,069,938
                                                                               ------------     ------------

Net decrease in cash and cash equivalents                                           (19,826)        (323,239)
Cash and cash equivalents at beginning of period                                    293,969          642,554
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $    274,143     $    319,315
                                                                               ============     ============


Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                        $     43,941     $    299,687
                                                                               ============     ============

Supplemental disclosure of noncash transactions:
     Common stock issued for preferred stock dividend                          $          -     $    268,798
                                                                               ============     ============

     Common stock issued in preferred stock conversion                         $ 16,080,923     $          -
                                                                               ============     ============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1) The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company is focused primarily on generating revenues for contract manufacturing medical flood sources, processing Topaz Gemstones, and the production of High Specific Activity (HSA) cobalt-60 from a DOE test reactor
(ATR). As of March 31, 2002, the Company had 10 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation


(2) Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended March 31, 2002 the Company had earnings of $30,941, during the period ended March 31, 2001, the Company had losses before preferred dividends of $3,597,651. During the period ended March 31, 2002, the Company's operations provided cash in operating activities of $102,395, during the period ended March 31, 2001, the Company's operations used cash in operating activities of $3,237,561. The net loss for the period ended March 31, 2001 before preferred dividends includes discontinued operations of $3,553,025. Management expects to generate sufficient cash flows to meet operational needs during 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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

As of March 31, 2002 and 2001 there were 19,390,376 and 8,312,376 options and warrants outstanding respectively. And as of March 31, 2002 and 2001 there were a total of 950 and 17,467 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, reducing the loss per share.

(4) Inventories

Inventories consist of the following at March 31, 2002 and December 31, 2001:

                                       March 31, 2002       December 31, 2000
                                       --------------       -----------------
           Raw materials               $      304,984        $      290,019
           Work in progress                 2,116,912             2,226,929
           Finished goods                      18,509                20,571
                                       --------------        --------------
                                       $    2,440,405        $    2,537,519
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

In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for all the Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5000 common shares for each one share of Series A or B Preferred Stock). The same percentages of Series A and B holders have agreed to sell their preferred shares for common stock.

In February 2002, all of the holders of the Series A Preferred Stock agreed to exchange their 10,000 preferred shares for 50,000,000 new shares of common stock of the Company at $0.20 per share, which was above market value. Holders of the Series B Preferred Stock agreed to exchange their 3,700 preferred shares for 18,500,000 new shares of common stock of the Company at $0.20 per share, which was above market value.

Effective March 2002, the Company amended and restated the 2000 Stock Incentive Plan. The 2002 Long-Term Incentive Plan (the Plan) authorizes grants of options to purchase up to 20,000,000 shares of authorized and unissued shares or issued and outstanding shares of common stock. The maximum number of options granted to each employee in one year is 10,000,000.


 Stock Option Plan
 -----------------

In February 2002, the Company granted an additional 13,000,000 options to key employees to purchase shares of common stock with an exercise price of $0.02 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through February 2005.


(6) Commitments and Contingencies

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

 Employment Contract
 ------------------

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


 RESULTS OF OPERATIONS
 ---------------------

Three-month periods ended March 31, 2002 and 2001. The Company's earnings from continuing operations for the three month period ended March 31, 2002 was $30,941 compared to loss from continuing operations of $44,626 the comparable period of 2001. The change was attributable to the focus on gemstone processing, contract manufacturing of medical flood sources and high specific activity cobalt-60. The change also reflects that the Company had operations in Texas for the same quarter of 2001 that were discontinued in 2001. The net loss per common share for the three-month period ended March 31, 2002 was $0.01, as compared to net loss per common share of $0.33 for the same period of 2001.

Revenues for the three-month period ended March 31, 2002 were $526,311 as compared to $537,267 for the same period in 2001. Gross profit for the three-month period ended March 31, 2002 was $325,492 as compared to $261,142 for the same period in 2001. The increase in gross profit was primarily attributable to the termination of the commercial use subcontract agreement with Bechtel BWXT Idaho LLC during the first quarter of 2001.

Operating expenses decreased to $252,491 for the three-month period ended March 31, 2002 compared to $304,966 for the same period of 2001. Salaries and contract labor expenses for the three-month period ended March 31, 2002 was $137,315 as compared to $106,680 for the same period of 2001, an increase of $30,635. General and administrative expenses totaled $115,176 for the three-month period ended March 31, 2002 as compared to $198,286 for the same period of 2001, a decrease of $83,110. The decrease in total operating expense was primarily attributable to cost control of both costs of products and operating costs.

Interest expense for the three-month period ended March 31, 2002 was $43,941 as compared to $802 for the comparable period in 2001. The increase was attributable to the fact that in the prior year interest payments to Texas State Bank were suspended.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

On March 31, 2002 the Company had cash and cash equivalents of $274,143 compared to $293,969 at December 31, 2001. For the three months ended March 31, 2002, net cash provided by operating activities was $102,395, investing activities used $9,177 and financing activities used $113,044.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors, loans from stockholders and directors and product sales.

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

In February 2002, all of the holders of the Series A Preferred Stock agreed to sell their 10,000 preferred shares for 50,000,000 shares of common stock at $0.20 per share. Holders of the Series B Preferred Stock agreed to sell their 3,700 preferred shares for 18,500,000 shares of common stock at $0.20 per share.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

         NONE

Reports on Form 8-K:

The Company filed an 8-K January 16, 2002 with respect to a change in ownership of the Company's Series A Preferred Stock, partial acquisition of Series B Preferred Stock, and issuance of common stock as required dividend payment and filed an 8-K on April 5, 2002 with respect to a change in accountants.

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