Form 10QSB
period 2002-06-30
INTERNATIONAL ISOTOPES INC
filed 2002-08-08
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002


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

As of July 22, 2002 the number of shares of Common Stock, $.01 par value, outstanding was 95,081,135.

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS

                                                                      Page No.
PART I  - FINANCIAL INFORMATION:


    Item 1 - Financial Statements:

             Condensed Consolidated Balance Sheets at
             June 30, 2002 (unaudited) and December 31, 2001              3

             Unaudited Condensed Consolidated Statements
             of Operations for the Three Months Ended
             June 30, 2002 and 2001, and for the Six Months
             Ended June 30, 2002 and 2001                                 4

             Unaudited Condensed Consolidated Statements
             of Cash Flows for the Six Months Ended
             June 30, 2002 and 2001                                       5

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                         6

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10


PART II - OTHER INFORMATION:

    Item 2 - Changes in Securities and Use of Proceeds                   11

    Item 4 - Submission of Matters to a Vote of Security Holders         11

    Item 6 - Exhibits and Reports on Form 8-K                            12

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                                                            June 30,
                                                                              2002          December 31,
                                   Assets                                 (unaudited)           2001
               ---------------------------------------------------        ------------      ------------
Current assets:
    Cash and cash equivalents                                             $    256,693      $    293,969
    Accounts receivable, net                                                   260,215           138,531
    Assets held for sale                                                       729,531           729,531
    Inventories                                                              2,323,622         2,537,519
    Prepaids and other current assets                                           45,634           287,074
                                                                          ------------      ------------
       Total current assets                                                  3,615,695         3,986,624

Property, plant and equipment, net                                             267,693           280,036

                                                                          ------------      ------------
       Total assets                                                       $  3,883,388      $  4,266,660
                                                                          ============      ============

               Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit
               ---------------------------------------------------

Current liabilities
    Accounts payable                                                      $    273,140      $    181,694
    Checks written in excess of cash in bank                                         -           101,714
    Accrued liabilities                                                        282,656           448,529
    Current portion of mortgage and notes payable to banks                   1,521,320         2,720,610
                                                                          ------------      ------------
       Total current liabilites                                              2,077,116         3,452,547

Mortgage and notes payable to banks, excluding current portion                 864,823            45,182
                                                                          ------------      ------------
       Total liabilities                                                     2,941,939         3,497,729

Redeemable convertible preferred stock, net                                    950,000        17,117,755
    (liquidation value of $950,000)

Stockholders' deficit
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
       950 shares issued and outstanding at June 30, 2002
       and 17,467 shares issued and outstanding at December 31, 2001                 -                 -
    Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 95,081,135 shares at June 30, 2002
       and 26,581,135 shares at December 31, 2001                              950,812           265,812
    Additional paid-in capital                                              86,321,001        70,575,834
    Accumulated deficit                                                    (87,280,364)      (87,190,470)
                                                                          ------------      ------------
       Total stockholders' deficit                                              (8,551)      (16,348,824)
                                                                          ------------      ------------
       Total liabilities and stockholders' deficit                        $  3,883,388      $  4,266,660
                                                                          ============      ============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations



                                                             Three Months ended June 30,   Six Months ended June 30,
                                                             --------------------------    --------------------------
                                                                2002           2001           2002           2001
                                                             -----------    -----------    -----------    -----------
Revenue:
   Sales of product                                          $   624,084    $   505,327    $ 1,150,396    $ 1,042,594

Cost of revenue:
   Cost of products                                              371,422        329,884        572,240        606,009
                                                             -----------    -----------    -----------    -----------
     Gross profit                                                252,662        175,443        578,156        436,585
                                                             -----------    -----------    -----------    -----------

 Operating costs and expenses:
   Salaries and contract labor                                   117,765         85,327        255,080        192,007
   General, administrative and consulting                        425,654        137,803        540,827        336,089
                                                             -----------    -----------    -----------    -----------
     Total operating expenses                                    543,419        223,130        795,907        528,096
                                                             -----------    -----------    -----------    -----------
     Operating loss                                             (290,757)       (47,687)      (217,751)       (91,511)

Other income (expense):
   Other income                                                  563,829              -        565,710              -
   Interest expense                                              (44,669)          (911)       (88,611)        (1,713)
                                                             -----------    -----------    -----------    -----------
     Profit (loss) from continuing operations                    228,403        (48,598)       259,348        (93,224)
                                                             -----------    -----------    -----------    -----------

Discontinued operations:
   Gain (loss) on disposal of discontinued operations
     including provision of  $0 and $1,950,996,
     respectively for operating losses during the phase-
     out period (less applicable taxes of $0)                          -      2,186,495              -     (1,366,530)
                                                             -----------    -----------    -----------    -----------
     Income (loss) from discontinued operations                        -      2,186,495              -     (1,366,530)
                                                             -----------    -----------    -----------    -----------
      Net income (loss)                                          228,403      2,137,897        259,348     (1,459,754)

Convertible preferred stock dividend, deemed
   dividends and accretion of discount                                 -       (132,450)      (349,242)      (264,900)
                                                             -----------    -----------    -----------    -----------

Net profit (loss) applicable to common shareholders          $   228,403    $ 2,005,447    $   (89,894)   $(1,724,654)
                                                             ===========    ===========    ===========    ===========

Net profit (loss) per common share continuing
  operations
      Basic                                                  $         -    $         -    $         -    $     (0.01)
      Diluted                                                          -              -              -          (0.01)
Net profit (loss) per common share discontinued
  operations
      Basic                                                            -           0.15              -          (0.10)
      Diluted                                                          -           0.15              -          (0.10)
Net profit (loss) per common share
      Basic                                                            -           0.15              -          (0.12)
      Diluted                                                          -           0.15              -          (0.12)


     See accompanying notes to condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                               Six Months ended June 30,
                                                                                 2002             2001
                                                                             ------------     ------------
Cash flows from operating activities:
     Net earnings (loss)                                                     $    259,348     $ (1,459,754)
     Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities
         Depreciation and amortization                                             38,873           36,214
         Release of contingent debt                                              (500,000)               -
         Changes in operating assets and liabilities:
                Accounts receivable                                              (121,684)         102,698
                Prepaids and other assets                                         241,440          406,881
                Inventories                                                       213,897          (27,676)
                Accounts payable                                                   91,446       (4,418,064)
                Checks written in excess of cash in bank                         (101,714)               -
                Accrued liabilities                                               (33,134)        (750,953)
                                                                             ------------     ------------
                     Net cash provided by (used in) operating activities           88,472       (6,110,654)
                                                                             ------------     ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                    (26,530)         (68,022)
     Proceeds from sale of assets held for sale                                         -       17,191,390
                                                                             ------------     ------------
                    Net cash provided by (used in) investing activites            (26,530)      17,123,368
                                                                             ------------     ------------

Cash flows from financing activities:
     Repurchase of preferred stock                                                (86,832)               -
     Payments on capital leases                                                         -       (3,557,646)
     Proceeds from issuance of debt                                                20,000       (7,496,415)
     Principal payments on notes payable                                          (32,386)               -
                                                                             ------------     ------------
                    Net cash (used in) provided by financing activities           (99,218)     (11,054,061)
                                                                             ------------     ------------

Net increase (decrease) in cash and cash equivalents                              (37,276)         (41,347)
Cash and cash equivalents at beginning of period                                  293,969          642,554
                                                                             ------------     ------------
Cash and cash equivalents at end of period                                   $    256,693     $    601,207
                                                                             ============     ============

Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                      $     97,905     $    469,309
                                                                             ============     ============

Supplemental disclosure of noncash transactions:
     Common stock issued for preferred stock dividend                        $          -     $    533,707
                                                                             ------------     ------------
     Common stock issued in preferred stock conversion                         16,080,923                -
                                                                             ------------     ------------
     Conversion of accrued interest to notes payable                              132,737                -
                                                                             ------------     ------------

      See accompanying notes to condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)      The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company is focused primarily on generating revenues from contract manufacturing medical flood sources, processing Topaz Gemstones, and the production of High Specific Activity (HSA) cobalt-60 from a Department of Energy
(DOE) Advanced Test Reactor (ATR). As of June 30, 2002, the Company had 10 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.


(2)      Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended June 30, 2002 the Company had earnings of $259,348 before preferred dividends and a loss applicable to common shareholders of $89,894. During the period ended June 30, 2001, the Company had losses before preferred dividends of $1,459,754. During the periods ended June 30, 2002 and 2001, the Company's operations provided cash from operating activities of $88,472 and used cash in operating activities of $6,110,654 respectively. The net loss before preferred dividends at June 30, 2001 included loss from discontinued operations of $1,366,530. Management expects to generate sufficient cash flows to meet operational needs during the remainder of 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


(3)      Net Loss Per Common Share - Basic and Diluted

Basic earnings (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive securities outstanding during the period, factors in potentially dilutive securities and adding back any convertible dividend (except if the effect is anti-dilutive). Net earnings (loss) per common share are calculated for both continuing and discontinued operations.

For the six months ended June 30, 2002 there were 17,746,646 options to acquire common stock, 950 Series B shares of redeemable convertible preferred stock and $349,242 in convertible preferred dividends were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2001, 8,312,376 options and warrants to acquire common stock and 17,467 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per share as their effect would have been antidilutive.


                                                               For the Quarter Ended             For the Six Months Ended
                                                           June 30, 2002    June 30, 2001     June 30, 2002     June 30, 2001
                                                           -------------    -------------     -------------     -------------
Profit (loss) from continuing operations                   $     228,403    $     (48,598)    $     259,348     $     (93,224)
Discontinued operations                                                -        2,186,495                 -        (1,366,530)
Convertible preferred stock dividend, deemed
  dividend and accretion of discount                                   -         (132,450)         (349,242)         (264,900)
                                                           -------------    -------------     -------------     -------------
Net profit (loss) applicable to common shareholders        $     228,403    $   2,005,447     $     (89,894)    $  (1,724,654)
                                                           =============    =============     =============     =============

                    Basic EPS
            -------------------------
Shares
     Weighted average common shares
       outstanding during the period                          95,081,135       14,073,618        77,935,302        14,073,618

     Earnings/loss per common share - basic
       Continuing operations                               $           -    $           -     $           -     $       (0.01)
       Discontinued operations                                         -             0.15                 -             (0.10)
       Net profit (loss)                                               -             0.15                 -             (0.12)


                   Diluted EPS
            -------------------------
Shares
     Weighted average common shares
       outstanding during the period - basic                  95,081,135       14,073,618        77,935,302        14,073,618

     Dilutive effect of stock options                          9,388,889              N/A               N/A               N/A
     Dilutive effect of Series A and B convertible
       preferred stock                                         4,750,000              N/A               N/A               N/A
                                                           -------------    -------------     -------------     -------------
     Weighted average common shares - diluted                109,220,024       14,073,618        77,935,302        14,073,618
                                                           =============    =============     =============     =============

     Earnings/loss per common share - diluted
       Continuing operations                                           -                -                 -     $       (0.01)
       Discontinued operations                                       N/A    $        0.15               N/A     $       (0.10)
       Net profit (loss)                                               -    $        0.15                 -     $       (0.12)


(4)      Inventories

Inventories consist of the following at June 30, 2002 and December 31, 2001

                                     June 30, 2002       December 31, 2001
                                     -------------       -----------------
         Raw materials               $     308,185       $         290,019
         Work in progress                1,998,227               2,226,929
         Finished goods                     17,210                  20,571
                                     -------------       -----------------
                                     $   2,323,622       $       2,537,519
                                     =============       =================


(5)      Stockholders' Equity and Redeemable Convertible Preferred Stock

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

In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for all the Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5,000 common shares for each one share of Series A or B Preferred Stock). The same percentages of Series A and B holders have agreed to sell their preferred shares for common stock.

In February 2002, all of the holders of the Series A Preferred Stock agreed to exchange their 10,000 preferred shares for 50,000,000 new shares of common stock of the Company at $0.20 per share, which was above market value. Certain holders of the Series B Preferred Stock agreed to exchange their 3,700 preferred shares for 18,500,000 new shares of common stock of the Company at $0.20 per share, which was above market value.


 Stock Option Plan
 -----------------

In February 2002, the Company granted an additional 13,000,000 options to key employees to purchase shares of common stock with an exercise price of $0.02 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through February 2005.

Effective March 2002, the Company amended and restated the 2000 Stock Incentive Plan. The 2002 Long-Term Incentive Plan (the Plan) authorizes grants of options to purchase up to 20,000,000 shares of authorized and unissued shares or issued and outstanding shares of common stock. The maximum number of options that can be granted to each employee in one year is 10,000,000.

(6)      Commitments and Contingencies

 Notes Payable to Individuals
 ----------------------------

In March 2002 the Company made a $20,000 payment to the former chairman of the board and put a new 10-year note in place for the outstanding principal and accrued interest. The new note amount was set at $909,737 with annual income based payments fixed at 7% interest plus 30% of the Company's pretax net profits to be paid toward principal on the note. The former chairman agreed to declare any previous notes or agreements as null and void.


 Contingent Note Payable
 -----------------------

During 2001 as part of the Linear Accelerator Facility sale, the Company retained an obligation of $500,000 on a loan from Texas State Bank for six months or until the purchaser renewed their note with Texas State Bank. During June 2002, the six-month time frame elapsed and the Company was relieved of the $500,000 contingent note payable. The Company removed the liability and recorded other income of $500,000.


 Employment Contract
 -------------------

The Company has a five-year employment contract with the Company's president. This is a standard employment agreement without special terms or provisions and extends through February 2007.


 Dependence on Third Parties
 ---------------------------

The production of HSA Cobalt is dependent upon the Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations. Actions by the DOE or their prime operating contractor could cause a halt to HSA cobalt production, which would result in a loss of revenues to the Company and a loss of the value of all Work in Process cobalt material. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has contracts with other clients for gemstone processing. A loss of the contract with Quali Tech Inc. would require the Company to seek other clients for gemstone processing. Medical flood source manufacturing is conducted under an exclusive contract with RadQual, LLC. Who in turn has agreements in place with several companies for marketing and sales. A loss of the contract with RadQual LLC would cause a complete loss of the revenues from medical flood source sales.


 Contingencies
 -------------

The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link as being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has continued to amend this license several times during 2001 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $132,614 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-K/A, filed with the Securities Exchange Commission (SEC) on May 17, 2002 ("Form 10-K"). The following discussion should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.


 RESULTS OF OPERATIONS
 ---------------------

Three and six month periods ended June 30, 2002 and 2001. The Company's earnings from operations for the three and six month periods ended June 30, 2002 were $228,403 and a loss of $89,894 respectively, as compared to loss from continuing operations of $48,598 and $93,224 for the comparable periods of 2001. The change in earnings was principally attributable to the one time removal of the $500,000 contingent liability the Company had in connection with the sale of the Linac facility in Denton Texas. During the second quarter the Company was released from this contingent liability and recognized this transaction in other income. Net earnings (loss) per common share for the three and six month periods ended June 30, 2002 were $0.00 and $0.00 respectively, as compared to $0.15 and ($0.11) for the same periods of 2001.

Revenues for the three and six month periods ended June 30, 2002 were $624,084 and $1,150,396 respectively, as compared to $505,327 and $1,042,594 for the same periods in 2001. Gross profit for the three and six month periods ended June 30, 2002 was $252,662 and $578,156 respectively, as compared to $175,443 and $436,585 for the same periods in 2001. The increase in revenues was attributable to an increase in the volume of processed topaz gemstone and medical flood source sales. The increase in gross profit was the result of relatively fixed base production costs.

Operating expenses increased to $543,419 and $795,907 respectively for the three and six month periods ended June 30, 2002 compared to $223,130 and $528,096 for the same periods of 2001. Salaries and contract labor expenses for the three and six month periods ended June 30, 2002 were $117,765 and $255,080 respectively, as compared to $85,327 and $192,007 for the same periods of 2001, an increase of $32,438 and $63,073 respectively. General, administrative and consulting expenses totaled $425,654 and $540,827 respectively for the three and six month periods ended June 30, 2002 as compared to $137,803 and $336,089 for the same periods of 2001, an increase of $287,851 and $204,738 respectively. The increases in all expense categories were attributable to the increased operating expenses associated with the corporate function. In CY 2001 much of these expenses were included with the discontinued operations portion of the Company. Elimination of the discontinued operations segment has required that these expenses be collected as expenses attributed to continuing operations. Another reason for the increase in expenses in second quarter of 2002 was the Company's concerted effort to resolve, complete, and file all required SEC financial reporting for CY 2001.

Interest expense for the three and six month period ended June 30, 2002 was $44,669 and $88,611 as compared to $911 and $1,713 for the comparable periods in 2001. The increase was attributable to the revised terms of the current Company notes with Texas State Bank (TSB), which require regular monthly interest payments. During CY 2001 TSB had permitted the Company to defer all interest payments while competing asset sales and refinancing operations.

 Liquidity and Capital Resources
 -------------------------------

On June 30, 2002 the Company had cash and cash equivalents of $256,693 compared to $293,969 at December 31, 2001. For the six months ended June 30, 2002, operating activities provided cash of $88,472, investing activities used cash of $26,530 and financing activities used cash of $99,218.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors and loans from stockholders and directors.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: sale of remaining Texas assets, contract manufacturing and marketing relationships; and technological and market developments.

Although there can be no assurance, the Company expects that revenues will continue to increase, providing more funds for operations and capital expenditures. As of the end of the second quarter, Company revenues had not increased to a level sufficient to cover all capital expenditures. The positive trend in revenue growth and, revenue projections based upon customers anticipated requirements, indicates that the Company can expect to generate sufficient revenues by the end of CY 2002 to support all capital expenditures and operations. For the remainder of CY 2002, however, the Company may require some additional financing to support operations.


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

In February 2002, all of the holders of the Series A Preferred Stock agreed to exchange their 10,000 preferred shares for 50,000,000 new shares of common stock of the Company at $0.20 per share, which was above market value. Certain holders of the Series B Preferred Stock agreed to exchange their 3,700 preferred shares for 18,500,000 new shares of common stock of the Company at $0.20 per share, which was above market value.


Item 4.  Submission of Matters to a Vote of Security-Holders

An annual meeting of stockholders was conducted on June 26, 2002. The purpose of the meeting was to review Company performance and present three propositions for voting and stockholder approval. The three propositions were to 1) Elect five directors to serve on the Company Board of Directors for a term expiring at the next annual meeting, 2) To ratify the Board of Directors recommendation for Hansen Barnett & Maxwell as independent certified public accountants of the Company for the fiscal years ending December 31, 2001 and December 31, 2002, and
3) To approve the Company's 2002 Amended and restated long term incentive plan.

The stockholders approved the election of the following five individuals to a new term on the Company Board of Directors:

                  Dr. Ralph M. Richart - Chairman
                  Steve T. Laflin
                  Randall O'Kane
                  Keith Allberg
                  Christopher Grosso

The stockholders approved proposals 2 and 3 by the following vote:

                              For              Against           Abstain
                              ---              -------           -------
   Proposal #2                82,210,485       9,449             5,725

   Proposal #3                69,447,264       197,138           6,786


Item 6. Exhibits and Reports on Form 8-K

Exhibits:

99.1  Certification  under  section  906 of the  Sarbanes-Oxley  Act (18  u.s.c.
      section 1350)

Reports on Form 8-K:

The Company filed an 8-K January 16, 2002 with respect to a change in ownership of the Company's Series A Preferred Stock, partial acquisition of Series B Preferred Stock, and issuance of common stock as required dividend payment and filed an 8-K/A on June 10, 2002 with respect to a change in accountants.

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

Date: August 6, 2002