Form 10QSB
period 2002-09-30
INTERNATIONAL ISOTOPES INC
filed 2002-11-06
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2002


                             Commission file number:
                                     0-22923


                           INTERNATIONAL ISOTOPES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                74-2763837
    ------------------------          ------------------------------------
    (State of incorporation)          (IRS Employer Identification Number)


    4137 Commerce Circle Idaho Falls, Idaho               83401
    ----------------------------------------            ----------
    (Address of principal executive offices)            (zip code)


                                  208-524-5300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES x   NO

As of November 5, 2002 the number of shares of Common Stock, $.01 par value, outstanding was 95,581,135

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS


                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


   Item 1 - Financial Statements:

            Condensed Consolidated Balance Sheets at September 30, 2002
            (unaudited) and December 31, 2001                               3

            Unaudited Condensed Consolidated Statements of Operations
            for the Three Months Ended September 30, 2002 and 2001,
            and for the Nine Months Ended September 30, 2002 and 2001       4

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2002 and 2001.          5

            Notes to Unaudited Condensed Consolidated Financial
            Statements.                                                     6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10


PART II - OTHER INFORMATION:

   Item 2 - Changes in Securities and Use of Proceeds                      11

   Item 4 - Submission of Matters to a Vote of Security Holders            12

   Item 6 - Exhibits and Reports on Form 8-K                               12

Part I.  Financial Statements

  Item 1.  Financial Statements

                               INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                                   Condensed Consolidated Balance Sheets


                                                                          September 30,      December 31,
                                                                              2002               2001
                                    Assets                                 (unaudited)
           -----------------------------------------------------------    -------------     -------------
Current assets:
    Cash and cash equivalents                                             $     246,975     $     293,969
    Accounts receivable                                                         256,606           138,531
    Assets held for sale                                                        607,531           729,531
    Inventories                                                               2,319,537         2,537,519
    Prepaids and other current assets                                           140,490           287,074
                                                                          -------------     -------------
       Total current assets                                                   3,571,139         3,986,624

Property, plant and equipment, net                                              254,294           280,036

                                                                          -------------     -------------
       Total assets                                                       $   3,825,433     $   4,266,660
                                                                          =============     =============


               Liabilities, Redeemable Convertible Preferred Stock
                            and Stockholders' Deficit
           -----------------------------------------------------------

Current liabilities
    Accounts payable                                                      $     305,111     $     181,694
    Checks written in excess of cash in bank                                         --           101,714
    Accrued liabilities                                                         304,119           448,529
    Current portion of mortgage and notes payable to banks                    1,518,631         2,720,610
                                                                          -------------     -------------
       Total current liabilites                                               2,127,861         3,452,547

Mortgage and notes payable to banks, excluding current portion                  864,422            45,182
                                                                          -------------     -------------
       Total liabilities                                                      2,992,283         3,497,729

Redeemable convertible preferred stock, net                                     850,000        17,117,755
  (liquidation value of $850,000)

Stockholders' deficit
    Preferred stock, $0.01 par value; 5,000,000 shares authorized,
       850 shares issued and outstanding at September 30, 2002
       and 17,467 shares issued and outstanding at December 31, 2001                 --                --
    Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 95,581,135 shares at September 30, 2002
       and 26,581,135 shares at December 31, 2001                               955,812           265,812
    Additional paid-in capital                                               86,415,999        70,575,834
    Accumulated deficit                                                     (87,388,661)      (87,190,470)
                                                                          -------------     -------------
       Total stockholders' deficit                                              (16,850)      (16,348,824)
                                                                          -------------     -------------
       Total liabilities and stockholders' deficit                        $   3,825,433     $   4,266,660
                                                                          =============     =============

                  See accompanying notes to condensed consolidated financial statements.

                                          INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                                   Unaudited Condensed Consolidated Statements of Operations


                                                          Three Months ended September 30,     Nine Months ended September 30,
                                                          --------------------------------     -------------------------------
                                                               2002             2001               2002             2001
Revenue:                                                    -----------      -----------        -----------      -----------
   Sales of product                                         $   396,819      $   803,801        $ 1,547,215      $ 1,846,395

Cost of revenue:
   Cost of products                                             182,079          489,252            754,319        1,095,261
                                                            -----------      -----------        -----------      -----------
     Gross profit                                               214,740          314,549            792,896          751,134
                                                            -----------      -----------        -----------      -----------

 Operating costs and expenses:
   Salaries and contract labor                                  107,867          103,533            362,947          295,540
   General, administrative and consulting                       195,776          198,695            736,603          524,784
                                                            -----------      -----------        -----------      -----------
     Total operating expenses                                   303,643          302,228          1,099,550          820,324
                                                            -----------      -----------        -----------      -----------
     Operating profit (loss)                                    (88,903)          12,321           (306,654)         (69,190)

Other income (expense):
   Other income                                                  29,196            1,307            594,906            1,307
   Interest expense                                             (48,590)            (601)          (137,201)          (2,314)
                                                            -----------      -----------        -----------      -----------
     Profit (loss) from continuing operations                  (108,297)          13,027            151,051          (70,197)


Discontinued operations:
   Gain/loss on disposal of discontinued operations
     including provision of $0 and $678,511,
     respectively for operating losses during the phase-
     out period (less applicable taxes of $0)                        --         (362,847)                --       (1,739,377)
                                                            -----------      -----------        -----------      -----------
     Loss from discontinued operations                               --         (362,847)                --       (1,739,377)
                                                            -----------      -----------        -----------      -----------
      Net income (loss)                                        (108,297)        (349,820)           151,051       (1,809,574)

Preferred stock dividend, deemed dividends
   and accretion of discount                                         --         (132,450)          (349,242)        (397,350)
                                                            -----------      -----------        -----------      -----------

Net loss applicable to common shareholders                  $  (108,297)     $  (482,270)       $  (198,191)     $(2,206,924)
                                                            ===========      ===========        ===========      ===========
Net loss per common share continuing
   operations
      Basic                                                 $        --      $     (0.01)       $        --      $     (0.03)
      Diluted                                                        --            (0.01)                --            (0.03)

Net loss per common share discontinued
   operations
      Basic                                                          --            (0.02)                --            (0.12)
      Diluted                                                        --            (0.02)                --            (0.12)

Net loss per common share
      Basic                                                          --            (0.03)                --            (0.15)
      Diluted                                                        --            (0.03)                --            (0.15)


                             See accompanying notes to condensed consolidated financial statements.

                                INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                         Unaudited Condensed Consolidated Statements of Cash Flows


                                                                           Nine Months ended September 30,
                                                                               2002               2001
                                                                           ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                        $    151,051       $ (1,809,574)
  Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities
      Depreciation and amortization                                              59,418             57,886
      Release of contingent debt                                               (500,000)                --
      Changes in operating assets and liabilities:
             Accounts receivable                                                  3,925           (206,973)
             Prepaids and other assets                                          146,584            440,363
             Inventories                                                        217,982            154,573
             Accounts payable                                                   123,416         (4,372,785)
             Checks written in excess of cash in bank                          (101,714)                --
             Accrued liabilities                                                (11,672)          (703,648)
                                                                           ------------       ------------
                  Net cash provided by (used in) operating activities            88,990         (6,440,158)
                                                                           ------------       ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                     (33,676)           (68,022)
  Proceeds from sale of assets held for sale                                         --         17,203,633
                                                                           ------------       ------------
                 Net cash provided by (used in) investing activites             (33,676)        17,135,611
                                                                           ------------       ------------

Cash flows from financing activities:
  Repurchase of preferred stock                                                 (86,832)                --
  Payments on capital leases                                                         --         (3,557,646)
  Proceeds from issuance of debt                                                 75,000                 --
  Principal payments on notes payable                                           (90,476)        (7,418,955)
                                                                           ------------       ------------
                 Net cash provided by (used in) financing activities           (102,308)       (10,976,601)
                                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents                            (46,994)          (281,148)
Cash and cash equivalents at beginning of period                                293,969            642,554
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                 $    246,975       $    361,406
                                                                           ============       ============

Supplemental disclosure of cash flow activities:
  Cash paid for interest, net of amounts capitalized                       $     81,877       $    471,218
                                                                           ============       ============

Supplemental disclosure of noncash transactions:
  Common stock issued for preferred stock dividend                         $         --       $    668,755
                                                                           ------------       ------------
  Common stock issued in preferred stock conversion                        $ 16,180,923       $         --
                                                                           ------------       ------------
  Conversion of accrued interest to notes payable                          $    132,737       $         --
                                                                           ------------       ------------
  Sale of assets held for sale                                             $    122,000       $         --
                                                                           ------------       ------------

                   See accompanying notes to condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)  The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company is focused primarily on generating revenues from contract manufacturing medical flood sources, processing Topaz Gemstones, and the production of High Specific Activity (HSA) cobalt-60 from a Department of Energy
(DOE) Advanced Test Reactor (ATR). As of September 30, 2002, the Company had 10 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

(2)  Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended September 30, 2002 the Company had earnings of $151,051 before preferred dividends and a loss applicable to common shareholders of $198,191. During the period ended September 30, 2001, the Company had losses before preferred dividends of $1,809,574. During the periods ended September 30, 2002 and 2001, the Company's operations provided cash in operating activities of $88,990 and used cash in operating activities of $6,440,158 respectively. The net loss before preferred dividends at September 30, 2001 included loss from discontinued operations of $1,739,377. Management expects to generate sufficient cash flows to meet operational needs during the remainder of 2002 through financing and operating capital; however, there is no assurance that these cash flows will occur. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

For the three and nine months ended September 30, 2002, 17,746,646 options to acquire common stock and 850 Series B shares of redeemable convertible preferred stock were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2001, 8,312,376 options and warrants to acquire common stock and 17,467 shares of Series A and B redeemable convertible preferred stock were not included in the computation of diluted net loss per share as their effect would have been antidilutive.

                                                          For the Quarter Ended               For the Nine Months Ended
                                                     Sept. 30, 2002    Sept. 30, 2001      Sept. 30, 2002    Sept. 30, 2001
                                                     --------------    --------------      --------------    --------------
Profit (loss) from continuing operations             $     (108,297)   $       13,027      $      151,051    $      (70,197)
Discontinued operations                                          --          (362,847)                 --        (1,739,377)
Convertible preferred stock dividend, deemed
  dividend and accretion of discount                             --          (132,450)           (349,242)         (397,350)
                                                     --------------    --------------      --------------    --------------
Net profit (loss) applicable to common shareholders  $     (108,297)   $     (482,270)     $     (198,191)   $   (2,206,924)
                                                     ==============    ==============      ==============    ==============

             Basic and Diluted EPS
 ----------------------------------------------
Shares
     Weighted average common shares
       outstanding during the period                     95,164,468        17,325,171          83,678,357        14,256,586

     Earnings/loss per common share - basic
       Continuing operations                         $           --    $        (0.01)     $           --    $        (0.03)
       Discontinued operations                                   --             (0.02)                 --             (0.12)
       Net profit (loss)                                         --             (0.03)                 --             (0.15)

(4)  Inventories

Inventories consist of the following at September 30, 2002 and December 31, 2001

                                September 30, 2002       December 31, 2001
                                ------------------       -----------------
        Raw materials           $          299,611       $         290,019
        Work in progress                 2,005,013               2,226,929
        Finished goods                      14,913                  20,571
                                ------------------       -----------------
                                $        2,319,537       $       2,537,519
                                ==================       =================

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

 In September 2002, certain holders of the Series B Preferred Stock agreed to exchange their 100 preferred shares for 500,000 new shares of common stock of the Company at $0.20 per share, which was above market value.


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

 Warrants
 --------

 At September 30, 2002, the Company has 3,746,646 warrants to purchase common stock. Subsequent to September 30, 2002, 719,320 warrants expired unexercised leaving 3,027,326 warrants outstanding.

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

 Dependence on Third Parties
 ---------------------------

 The production of HSA Cobalt is dependent upon the Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations. Actions by the DOE or their prime operating contractor could cause a halt to HSA cobalt production, which would result in a loss of revenues to the Company and a loss of the value of all Work in Process cobalt material. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has contracts with other clients for gemstone processing. A loss of the contract with Quali Tech Inc. would require the Company to seek other clients for gemstone processing. Medical flood source manufacturing is conducted under an exclusive contract with RadQual, LLC, which in turn has agreements in place with several companies for marketing and sales. A loss of the contract with RadQual LLC would cause a complete loss of the revenues from medical flood source sales.

 Contingencies
 -------------

 The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link of being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has continued to amend this license several times during 2001 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $146,203 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.

 There are two changes anticipated sometime during the fourth quarter of 2002 or first quarter of 2003 that will affect future Company earnings. First, the Company has been receiving incremental payments as reimbursement for startup expenses associated with development of medical flood source manufacturing capability for RadQual LLC. Per the terms of the Company's contract manufacturing agreement with Radqual those incremental repayments are anticipated to expire sometime during the fourth quarter of 2002, which will reduce the Company's gross margin on that product. Second, the Company has been receiving monthly royalty payments on the order of approximately $20,000 per month from Imagyn Medical Technologies Inc. as part of the terms of the sale of the iodine seed business in 2001. The required total amount of those royalty payments owed is expected to be reached sometime in the first quarter of 2003. Thereafter, these royalty payments to the Company will cease.


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

 RESULTS OF OPERATIONS
 ---------------------

 Three and nine month periods ended September 30, 2002 and 2001. The Company's earnings (loss) from operations for the three and nine month periods ended September 30, 2002 were a loss of $108,297 and earnings of $151,051 respectively, as compared to earnings (loss) from continuing operations of $13,027 and $(70,197) for the comparable periods of 2001. The change in earnings was principally attributable to the one time removal of the $500,000 contingent liability the Company had in connection with the sale of the Linac facility in Denton Texas. During the second quarter the Company was released from this contingent liability and recognized this transaction in other income. Net earnings (loss) per common share for the three and nine month periods ended September 30, 2002 were $0.00 and $0.00 respectively, as compared to a loss per share of $(0.03) and $(0.15) for the same periods of 2001.

 Revenues for the three and nine month periods ended September 30, 2002 were $396,819 and $1,547,215 respectively, as compared to $803,801 and $1,846,395 for the same periods in 2001. Gross profit for the three and nine-month periods ended September 30, 2002 was $214,740 and $792,896 respectively, as compared to $314,549 and $751,134 for the same periods in 2001. The decrease in revenues was attributable to not having any sales of either iridium or cobalt isotope during the period. Iridium sales were terminated in October 2001 and cobalt sales typically only occur on a semi-annual basis. There was a corresponding decrease in gross profit for the three-month period ended September 30, 2002 and increase in gross profit for the nine-month period ended September 30, 2002 because of relatively fixed base production costs.

 Operating expenses were $303,643 and $1,099,550 respectively for the three and nine-month periods ended September 30, 2002 compared to $302,228 and $820,324 for the same periods of 2001. Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2002 were $107,867 and $362,947 respectively, as compared to $103,533 and $295,540 for the same periods of 2001, an increase of $4,334 and $67,407 respectively. General, administrative and consulting expenses totaled $195,776 and $736,603 respectively for the three and nine-month periods ended September 30, 2002 as compared to $198,695 and $524,784 for the same periods of 2001, a decrease of $2,919 and an increase of $211,819 respectively. The increase in all expense categories were attributable to the increased operating expenses associated with the corporate function.

 Interest expense for the three and nine month period ended September 30, 2002 was $48,590 and $137,201 as compared to $601 and $2,314 for the comparable periods in 2001. The increase was attributable to the revised terms of the current Company notes with Texas State Bank (TSB), which require regular monthly interest payments. During CY 2001 TSB had permitted the Company to defer all interest payments while completing asset sales and refinancing operations.

 Liquidity and Capital Resources
 -------------------------------

 On September 30, 2002 the Company had cash and cash equivalents of $246,975 compared to $293,969 at December 31, 2001. For the nine months ended September 30, 2002, operating activities provided cash of $88,990, investing activities used cash of $33,676 and financing activities used cash of $102,308.

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

 Although there can be no assurance, the Company expects that revenues will continue to increase, providing more funds for operations and capital expenditures. As of the end of the third quarter, Company revenues had not increased to a level sufficient to cover all capital expenditures. The positive trend in revenue growth and, revenue projections based upon customers anticipated requirements, indicates that the Company can expect to generate sufficient revenues by the end of CY 2002 to support all capital expenditures and operations. For the remainder of CY 2002, however, the Company may require some additional financing to support operations.


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

 In September 2002, certain holders of the Series B Preferred Stock agreed to exchange their 100 preferred shares for 500,000 new shares of common stock of the Company at $0.20 per share, which was above market value.


 Item 4. Submission of Matters to a Vote of Security-Holders

 An annual meeting of stockholders was conducted on June 26, 2002. The purpose of the meeting was to review Company performance and present three propositions for voting and stockholder approval. The three propositions were to 1) Elect five directors to serve on the Company Board of Directors for a term expiring at the next annual meeting, 2) Ratify the Board of Directors' recommendation of Hansen Barnett & Maxwell as independent certified public accountants of the Company for the fiscal years ending December 31, 2001 and December 31, 2002, and 3) Approve the Company's 2002 Amended and Restated Long Term Incentive Plan.

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


                                      International Isotopes Inc.
                                      (Registrant)



                                      By:  /s/ Steve T. Laflin
                                           -------------------------------------
                                           Steve T. Laflin
                                           President and Chief Executive Officer

 Date: November 5, 2002

                                  Attachment A

                       Form of Certification for Form 10-Q

                                 CERTIFICATIONS*


I, [identify the certifying individual], certify that:

     1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 5, 2002

 /S/ Steve T. Laflin
 -------------------------------------
 Steve T. Laflin
 President and Chief Executive Officer


 * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.