Form 10QSB/A
period 2002-03-31
INTERNATIONAL ISOTOPES INC
filed 2002-12-31
CIK 1038277

FORM 10-QSB
                                (AMENDMENT NO. 1)

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [ ]    NO [X]

As of December 20, 2002 the number of shares of Common Stock, $.01 par value, outstanding was 95,581,135.

INTERNATIONAL ISOTOPES INC.


                               TABLE OF CONTENTS



                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


 Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 2002
          (unaudited) and December 31, 2001                                  3

          Unaudited Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2002 and 2001                 4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2002 and 2001                 5

          Notes to Unaudited Condensed Consolidated Financial Statements     6

 Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

 Item 4 - Controls and Procedures                                            9


PART II - OTHER INFORMATION:

 Item 2 - Changes in Securities and Use of Proceeds                         10

 Item 6 - Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                  11

CERTIFICATIONS                                                              12

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


(4)   Inventories

Inventories consist of the following at March 31, 2002 and December 31, 2001

                                    March 31, 2002         December 31, 2001
                                   -----------------       -----------------
         Raw materials             $         304,984       $         290,019
         Work in progress                  2,116,912               2,226,929
         Finished goods                       18,509                  20,571
                                   -----------------       -----------------
                                   $       2,440,405       $       2,537,519
                                   =================       =================

(5)   Stockholders' Equity and Redeemable Convertible Preferred Stock

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


ITEM 3.    CONTROLS AND PROCEDURES

(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

Exhibit 99.1      CEO Certification


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


                                  International Isotopes Inc.
                                  (Registrant)



                                  By: /s/ Steve T. Laflin
                                      -------------------------------------
                                      Steve T. Laflin
                                      President and Chief Executive Officer

Date:  December 20, 2002

                      Form of Certification for Form 10-QSB

                                 CERTIFICATIONS

I, Steve T. Laflin, certify that:

         1.     I have reviewed this quarterly report on Form 10-QSB;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


 Date:  December 20, 2002

 /S/ Steve T. Laflin
 -------------------------------------
 Steve T. Laflin
 President and Chief Executive Officer