Form 10KSB
period 2002-12-31
INTERNATIONAL ISOTOPES INC
filed 2003-03-24
CIK 1038277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended December 31, 2002

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

                                 (208) 524-5300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The aggregate market value of the shares of common stock at March 7, 2003 was $3,823,245.

As of March 7, 2003 the number of shares outstanding of common stock, $.01 par value was 95,581,135 shares.

                           INTERNATIONAL ISOTOPES INC.

                                   FORM 10-KSB

                              PRELIMINARY STATEMENT

International Isotopes Inc., a Texas corporation, (together with its wholly owned subsidiary, International Isotopes Idaho Inc. ("I4") hereafter referred to as "we" or the "Company" or "I3") was initially formed in 1995 to produce, market, and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research, and industry. Because of difficulties encountered with start up of the Company's Radioisotope Production Facility and Linear Accelerator (LINAC) in 1999 and 2000 it became necessary to change the Company strategy, mission, and objectives. Consistent with that new business strategy, in 2001 the Company moved its headquarters and consolidated all operations to Idaho, put two new contract manufacturing and processing agreements in place, and sold most of the Company assets in Texas associated with discontinued operations (Radioisotope Production Facility and LINAC). The remainder of 2001 and part of 2002 were transition periods for the Company in which we established manufacturing capability for nuclear medicine reference/calibration standards and processing capability for gemstones that have undergone treatment for color enhancement.


Documents Incorporated by Reference

The information called for in Part III is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

                          INTERNATIONAL ISOTOPES INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                       Page No.
Part I.

Item 1.   Business ...................................................     4
Item 2.   Properties .................................................     6
Item 3.   Legal Proceedings ..........................................     7
Item 4.   Submission of Matters to a Vote of Securities-Holders ......     7

Part II.

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters ..............................     7
Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................     8
Item 7.   Financial Statements........................................    12
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................    13

Part III.

Item 9.   Directors and Executive Officers of Registrant .............    13
Item 10.  Executive Compensation .....................................    13
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management ...........................................    13
Item 12.  Certain Relationships and Related Transactions .............    14
Item 13.  Exhibits, Financial Statement Schedule
            and Reports on Form 8-K ..................................    14
Item 14.  Controls and Procedures ....................................    14
Power of Attorney ....................................................    15
Signatures ...........................................................    15

                                     PART I

Item 1.  BUSINESS

General

International Isotopes Inc. (I3) was established as a Texas corporation in 1995. The Company was initially formed to produce, market, and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research and industry. In 1998 the Company acquired a subsidiary, subsequently named International Isotopes Idaho Inc.,which specialized in sales of isotopes and providing hot cell services through a contract with the Department Of Energy
(DOE) Idaho Operations and using the Advanced Test Reactor (ATR). Because of difficulties encountered with start up of the Company's Radioisotope Production Facility and Linear Accelerator, and the high cost of conducting commercial operations in the midst of a DOE laboratory, the Company underwent a substantial change in mission and strategy during 2000 and 2001. This change resulted in the sales of the Radioisotope Production Facility and Linear Accelerator in Texas and termination of the commercial isotope production contract with the DOE's prime-operating contractor in Idaho. In June of 2001, the Company relocated its corporate headquarters to Idaho to continue the subsidiary's operations as the new, primary focus and mission of the Company.

In support of our new mission and strategy, in 2001 new contract manufacturing and processing agreements were put in place, a new operating facility was obtained and licensed through the Nuclear Regulatory Commission, and new contracts put in place with the DOE's prime-operating contractor for continued reactor production of high specific activity cobalt. These new agreements now fully support the Company's business products and services, which include manufacturing nuclear medicine reference and calibration standards, processing gemstones that have undergone treatment for color enhancement, and large volume production of high specific activity (HSA) cobalt. We have been able to continue steady growth in the amount of revenues generated from these business activities. We expect continued growth and the addition of new products in 2003, which management feels will produce sufficient cash to meet our operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward-looking projections. Also see "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to the Company when considering an investment in our securities.


Company Licensing, Capabilities, and Qualifications

We have a fully implemented Quality Assurance program which meets the requirements of ANSI/ASME NQA-1 and 10 CFR 830.120. In order to support the production of Nuclear Medicine calibration and reference standards the Company is also a participating member of the National Institute of Standards and Technology/ Nuclear Energy Institute's (NIST/NEI) Measurement Assurance Program
(MAP) for the radiopharmaceutical industry. This program participation ensures that we can provide analytical methods and standards necessary for accurate radioactivity measurement. The Company is also a registered Food and Drug Administration (FDA) medical device manufacturer for Class I medical devices, including Nuclear Sealed Calibration Sources (892.1400) and Nuclear Flood Source Phantoms (892.1380).


Industry Overview and Target Markets

The industries and markets that require or involve the use of radioactive material are diverse. Our current operations involve products that are used in a wide variety of applications and in various markets. First, our HSA cobalt is supplied as bulk material, which is subsequently assembled into medical devices by our customer. Second, we are a contract manufacturer of several nuclear medicine reference and calibrations standards used for operational checks of various imaging and measurement systems for nuclear medicine. And third, we support the special packaging and measurement of gemstones that have undergone irradiation for color enhancement.

We conduct our operations in Idaho Falls, Idaho. Although the cobalt, nuclear medicine calibration and reference standards, and gemstone products appear diverse, they share the common links of being radioactive materials requiring extensive process quality control. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission and specially trained staff with rigorously employed quality standards to produce and process these materials.

Products

HSA Cobalt - The Company is one of a very few sources of this material worldwide. High Specific Activity (HSA) cobalt is used primarily in external beam radiation medical devices such as Elekta's Leksell Gamma Knife. This device is used for non-surgical radiation treatment of vascular deformities and non-malignant tumors in the brain. The HSA cobalt requires three to five years of irradiation to reach the necessary level of activity for this medical application. We manage an inventory of approximately 800,000 curies of this material in various stages of production, thus ensuring a long and continuous supply of material. After irradiation the material is shipped by us directly from the DOE reactor laboratory to the customer's facilities, thus eliminating the need for any on site processing of the material following irradiation.

Other Reactor Produced Radioisotopes - The Company's facility and NRC license permits processing of a wide variety of radioisotopes. We are evaluating establishing additional radioisotope transport and processing capabilities that would permit production and sale of various new radioisotopes using the DOE laboratory test reactor for production and our Idaho Falls facility for processing.

Nuclear medicine calibration and reference standards manufacturing - The Company is an exclusive contract manufacturer to RadQual LLC for several of these types of standards. There are approximately 6,000 nuclear medicine centers around the U.S. and the number of these centers is expected to grow at an annual rate of about 5%. Each of these centers has a variety of measurement and imaging systems that require frequent use of calibration and reference standards to ensure their proper operation. Because of the relatively short lived nature of the radioactivity used in these standards, the customers are required to replace them approximately once every 12 to 18 months.

Gemstone Processing - The Company has an exclusive contract with Quali-Tech Inc. for processing gemstones. The processing involves special packaging of the gemstones in containers, which allow them to undergo irradiation for color enhancement. The processing we perform entails initial receipt of the gemstones, packaging the gemstones for irradiation, managing the transport of the stones to and from the reactor facility, and then completing post irradiation processing of the stones before return shipment to the customer. In 2001 the production volume of the gemstones was limited by the availability of irradiation containers due to the difficulty involved with repairing and constructing these containers. However, in January 2002 we had solved container construction problems and implemented a new technology to repair containers. As a result we have been able to double the number of containers available for irradiation of the gemstones. During 2002, however, the general slowdown of the economy impacted the market demand for gemstones and thus the Company's revenue resulting from processing did not meet expectations.


Competition

HSA cobalt is produced in some other reactors, but we do not believe any in the U.S. are capable of producing the high activity level and volume required for meaningful commercial production. The two domestic reactor sources are the University of Missouri Research Reactor and the High Flux Isotope Reactor located in Oak Ridge Tennessee. There are, however, numerous foreign reactors actively producing high and low specific activity cobalt. While the logistics of international transport of cobalt presents some competitive barriers, the Company must always consider the potential threat these other suppliers pose to our HSA cobalt business.

Nuclear medicine calibration and reference standards - The Company is the smallest of three major producers of these sources within the U.S. The Company's customer (RadQual, LLC) has increased the number of authorized distributors and plans to make further expansion into the market in 2003. However, there can be no assurance of increased sales.

Gemstone processing - there is no other commercial company or reactor in the U.S. processing irradiated gemstones. We believe there are one or two other reactors in the world that support this business with other companies overseas.


Government Regulation

The Company has obtained a license from the Nuclear Regulatory Commission, Region IV that permits use and possession of by-product material. The scope of this license includes calibration and reference standard manufacturing and distribution, radioactive gemstone processing, environmental sample analysis, and various research and development activities. The scope and activities permitted by this license are broad enough that it is not expected to restrict any anticipated business activities in the coming year. The Company is also registered as a medical device manufacturer through the U.S. Food and Drug Administration (FDA).

Regulation of Radioisotope Production and Radioactive Waste. The manufacture of radioisotopes, nuclear medicine calibration and reference standards, and processing gemstones are subject to extensive federal regulation. Prior to commencing operations in our newly leased Idaho facility, the Company obtained approval from the Nuclear Regulatory Commission. The nuclear medicine calibration and reference standards are licensed as Sealed Sources through the State of Texas Department of Health. The Company's production facility does not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, is not designated as a "nuclear" facility.

Pursuant to the Low Level Radioactive Waste Policy Act of 1980, states are required to assure the safe disposal of mildly radioactive materials. The Nuclear Regulatory Commission, Region IV, regulates the disposal of radioactive waste for facilities operating in Idaho. The radioactive waste we produce falls into the category of low-level radioactive waste.

Other Regulations. In the event we enter into agreements with suppliers to acquire neutron-produced research and therapeutic radioisotopes we could be subject to additional regulations of the Nuclear Regulatory Commission or the Food and Drug Administration.


Employees

The Company possesses a significant depth of radiological safety and Health Physics professionals and technicians with experience in both government and commercial operating sectors. In addition, we have developed a wide array of capabilities directly related to manufacture and distribution of our products and miscellaneous service work for the nuclear industry.


Item  2.    PROPERTIES

The Company has two years remaining on a five-year lease with purchase options on a 7,500 square foot facility located in Idaho Falls. This facility is currently licensed by the Nuclear Regulatory Commission and is being used for processing of topaz gemstones and contract manufacturing of nuclear medicine calibration and reference standards.

The Company's 115 acres of property in Waxahachie, Texas was purchased by an individual in early 2003 in consideration for the assumption by the individual of our remaining bank indebtedness related to the property. The Company has some remaining LINAC components being held for sale that are expected to be disposed of in 2003. Following these transactions, all of the Company's property and assets will be located in Idaho.

Item 3.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings incidental to its business, which, in the opinion of management, are expected to have any material adverse effect on the Company's consolidated financial position, operating results, or liquidity.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

An annual meeting of stockholders was conducted on June 26, 2002. The purpose of the meeting was to review Company performance and present 3 propositions for stockholder approval. The three propositions were 1) to elect five directors to serve until the next succeeding annual meeting and until their respective successors are elected and qualified; 2) to ratify the appointment by the Board of Directors of Hansen Barnett & Maxwell as independent certified public accountants of the Company for the fiscal year ending December 31, 2002; and 3) to approve the Company's Amended and Restated Long Term Incentive Plan. A Proxy Statement, form of Proxy and a copy of the Annual Report on Form 10K as filed with the Securities and Exchange Commission were distributed to all stockholders on May 22, 2002. A total of 86.4% of the Common shares voted and all three propositions were passed by at least 70% of the shares then outstanding.


                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Prior to the completion of our IPO in August 1997, there was no established public trading market for our Common Stock. At that time the Company's Common Stock commenced trading on the NASDAQ Small Cap Market under the symbol of "INIS". The Company was also listed on the Boston Stock Exchange under the symbol "ITL". Since the second quarter of 2001 the Company's stock has not been listed on Nasdaq and has been traded solely over the counter in the Pink Sheets. High and low sales prices reported by the respective trading sectors during the periods indicated are shown below:

         Fiscal Year         Quarter       High       Low

           2001                1st        $0.35      $0.09
           2001(1)             2nd        $0.09      $0.06
           2001(2)             2nd        $0.13      $0.04
           2001                3rd        $0.09      $0.03
           2001                4th        $0.05      $0.02

           2002                1st        $0.15      $0.02
           2002                2nd        $0.13      $0.05
           2002                3rd        $0.09      $0.05
           2002                4th        $0.06      $0.03


  (1)  For the Nasdaq listing April 2 - 10, 2001
  (2)  For the Non- Nasdaq OTC April 11 - June 29, 2001

On December 31, 2002, there were over 310 holders of record of the Common Stock. The closing price on December 31, 2002 , of a share of common stock was $ 0.05. We have never paid any cash dividends on our common stock. In the future, and based upon Company profit performance, the Board of Directors of the Company will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business. It is unlikely that we will pay any dividends to shareholders for the foreseeable future.

Recent Sales of Unregistered Securities

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

In February and March 2002 the Company gained approval from 100% of the holders of Series A Preferred Stock and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for both series of Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer for the Series A and B Preferred Stock (5,000 common shares for each one share of Series A or B Preferred Stock). All of the holders of the Series A Preferred Stock agreed to sell their 10,000 preferred shares for 50,000,000 shares of common stock valued by the Company at $0.20 per share. During 2002 most of the Holders of the Series B Preferred Stock agreed to sell 3,800 of their preferred shares in return for 19,000,000 shares of common stock valued by the Company at $0.20 per share, reducing the remaining number of outstanding Preferred Series B shares to 850.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

International Isotopes Inc. (I3) was established as a Texas corporation in 1995. The Company was initially formed to produce, market and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research and industry. In 1998 the Company acquired a subsidiary, subsequently named International Isotopes Idaho Inc., which specialized in sales of isotopes and providing hot cell services through a contract with the Department Of Energy
(DOE) Idaho Operations and using the Advanced Test Reactor (ATR). Because of difficulties encountered with start up of the Company's Radioisotope Production Facility and Linear Accelerator, and the high cost of conducting commercial operations in the midst of a DOE laboratory, the Company underwent a substantial change in mission and strategy during 2000 and 2001. This change resulted in our sale of the Radioisotope Production Facility and Linear Accelerator in Texas and termination of our commercial isotope production contract with the DOE's prime-operating contractor in Idaho. In June of 2001 we relocated our corporate headquarters to Idaho to continue the subsidiary's operations as the new, primary focus and mission of the Company.

In support of our new mission and strategy, in 2001 new contract manufacturing and processing agreements were put in place, a new operating facility was obtained and licensed through the Nuclear Regulatory Commission, and new contracts were executed with the DOE's prime-operating contractor for continued reactor production of high specific activity cobalt. These new agreements now fully support our business products & services that include manufacturing nuclear medicine reference and calibration standards, processing gemstones that have undergone treatment for color enhancement, and large volume production of high specific activity (HSA) cobalt. We have been able to continue steady growth in revenues generated from these new products and expect that these revenues, as well as revenues from products expected in 2003, will produce sufficient cash to meet our operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward-looking statements.

Liquidity and Capital Resources

On December 31, 2002 we had cash and cash equivalents of $441,904 compared to $293,969 at December 31, 2001. For the year ended December 31, 2002, our cash flows included net cash provided by operating activities of $167,636, net cash used in financing activities of $105,518 and cash provided by investing activities of $85,817.

The Company incurred a loss applicable to common shareholders of $199,695 for the year ended December 31, 2002 and has an accumulated deficit of $87,390,165 since inception. Prior to 2002 the Company principally funded operations and plant and equipment expenditures from proceeds from public and private sales of equity as well as through asset sales. We have also borrowed funds under short and long-term borrowing arrangements. As of December 31, 2002, the Company had net borrowings of $1,046,520 in our revolving line of credit with Texas State Bank, secured by a portion of assets, accounts receivable, and excess LINAC equipment which is still held by the Company for sale; a note payable of $345,295 to Texas State Bank secured by the Waxahachie real estate with no monthly payment; and a ten year note payable to William Nicholson, our former chairman of the board, in the amount of $909,738. We also have a $100,000 loan from Texas State Bank and an $80,000 note from several of our principal stockholders. These loans and notes mature on April 30, 2003 and we expect to use cash proceeds from HSA cobalt sales to pay off these loans and notes.


Results of Operations

All of 2001 and part of 2002 were transition years for the Company during which time the Company completed asset sales associated with the discontinued operations segment and put new manufacturing agreements and capabilities in place for nuclear medicine reference/calibration standards and processing gemstones. Although total revenues for the Company in 2002 were nearly the same as 2001 levels, there has been a significant change in the sources of those revenues. Examining these changes helps to illustrate the magnitude of the change in the Company mission over the past year.

Year ended December 31, 2002 compared to year ended December 31, 2001


Revenues

Total revenues were $2,181,704 in 2002 as compared to $2,177,900 in 2001, an increase of $3,804 or 0.2%. Although the net increase in revenue was small, there was a significant change in the sources of revenue for the Company during in these periods. Sales of reactor-produced iridium radioisotope and hot cell services fell from $896,000 in 2001 to $0 in 2002 as the Company terminated those business areas. This revenue reduction was completely compensated for, however, by increases in the Company's sales of nuclear medicine calibration and reference standards, processed gemstone, and HSA cobalt, which grew by $988,477 over 2001 sales.


Cost of revenues

Cost of revenues for 2002 was $1,071,690 compared to $1,424,111 in 2001, a decrease of $352,421 or 25%. Most of this reduction was attributable to curtailment of lower margin iridium production and the hot cell operations contract with the DOE contractor.

Operating costs and expenses

Total operating costs and expenses for 2002 were $1,402,664, as compared to $1,797,385 in 2001, a decrease of $394,721 or 22%. The decrease was attributable to the change in corporate structure from discontinued operations and a reduction in contract labor expense and consulting services as a result of terminating the contract with the DOE laboratory contractor. Even with this improvement in operating costs, management still noted $338,555 of restructuring expense in 2002 which it considers as "one-time" expenses still related to past-discontinued operations and the historic corporate activities associated with those operations.


Other income (expense)

Interest income was $7,909 in 2002 as compared to $2,613 in 2001. The small increase was attributable to the establishment of a $140,000 certificate of deposit for use as financial assurance for decommissioning, an NRC licensing requirement. Other income in 2002 was $115,485 as compared to $0 for 2001. Most of the Other Income received by the Company in 2002 resulted from royalty payments associated with a short term obligation from Imagyn Medical following our asset sale of the brachytherapy business to them in 2001. Less than $15,000 of remaining royalty payments is expected from Imagyn in 2003.

Interest Expense was $181,196 in 2002 compared to $3,114 in 2001. The increase of $178,082 was attributable to the cessation of deferrals in interest payments to Texas State Bank and one individual. During 2002 the Company resumed making regular interest payments on all notes and loans.


Continuing Operations

The net loss from continuing operations was $350,453 in 2002 compared to a loss of $1,044,097 in 2001. The $693,644 decrease in net losses was attributed to $115,485 in Other Income, described in the preceding section, and increases in sales of nuclear medicine calibration reference standards and gemstone processing with relatively fixed base operating expenses.


Forward Looking Information and Risk Factors

The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Commission, regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted below or in the description of our business in Item 1 of this Report, as well as factors contained in the Company's other securities filings.

Generally, forward-looking statements include words or phrases such as "management believes," the "Company anticipates," the "Company expects" and words and phrases of similar import. Forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995.

All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

International Isotopes has incurred and may continue to incur losses. With the exception of 2002, we have incurred net losses for most fiscal periods since our inception. From inception (November 1995) through December 31, 2002 the Company generated $17,246,225 in revenues and had an accumulated deficit (including preferred stock dividends and returns) in the amount of $87,390,165. However, although we cannot provide any assurance we believe the Company's continued growth in our new business areas will produce sufficient revenue to meet our 2003 cash flow and operational needs.

We may need additional financing to continue operations. As of December 31, 2002 we have an outstanding debt of $1,046,520 on a $1.1 million revolving line of credit account with Texas State Bank. That note matures on December 31, 2003 and is secured with 80% of our accounts receivable and 50% of our fixed assets. Seventy-five percent (75%) of the cash resulting from the sale of any remaining Linac equipment must be applied to the principal of this note. Sales of about $260,000 of this equipment are expected in 2003. We will have to negotiate an extension of terms on this note at the end of 2003. The Company also has a ten-year note for $909,738 at 7% interest to our former Chairman of the Board. Principal and interest payments on this note are to be paid annually based upon net profits of the Company (annual principal payment to equal 30% of net pre-tax profits). At December 31, 2002, the note holder agreed to defer the April 2003 principal payment. The Company also has a $100,000 line of credit with Texas State Bank and an $80,000 note with several of our principal shareholders, both of which mature on April 30, 2003. We plan to use the cash receipt of cobalt sales in early 2003 to pay off these notes and loans.

Remaining Company Obligations on the Texas State Bank Loan for the Waxahachie Property. The Company and Texas State Bank have agreed to have the loan of $345,295 assumed by an individual in consideration of our sale of the Waxahachie property. Liability for this loan would, however, revert to the Company should this individual default on the assumed note.

We will continue to be dependent upon our remaining facilities and equipment to function properly in order to provide consistent, timely shipments of products that meet our customers' specifications. If we experience equipment failures or breakdowns we may be unable to satisfy our customers, which could result in the cancellation of contracts and the loss of revenues.

There is no long-term contract in place with the DOE Contractor for continued HSA Cobalt production. The Company has put short term specific "work for non-government sponsor agreements" in place with the DOE contractor to continue sales of HSA cobalt irradiated at the Idaho reactor facility. We expect that these agreements will continue, however, there is no assurance these contracts will be equitable or continuing.

Operational hazards (i.e., spills, faults, ventilation failure, etc.) could result in the spread of contamination within our facility and require additional funding to correct. An irrevocable, automatic renewable letter of credit against a $147,000 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for our Idaho facility license. If a contamination event resulted in greater liability to us we would have to borrow money or fund the liability from our future revenue.

Government regulation could adversely affect our business. Operations within our Idaho facility are subject to the U.S. Nuclear Regulatory Commission and Food and Drug Administration regulations. Nuclear medicine calibration and reference standards are licensed and regulated. To the extent these regulations are or become burdensome, our business development could be adversely affected.

We are dependent upon key personnel. Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer. The Company is highly dependent upon this person and the loss of this individual could have a material adverse effect on us. We have a $2 million dollar key man life insurance policy on Mr. Laflin and a 5-year employment agreement with him extending through February 2007. The Company has revised our employee stock options to assist with offering incentives and retaining key personnel. In addition, there is no assurance the Company will be able to retain our existing personnel or attract additional qualified employees. Loss of any of these relationships would result in a significant decline in revenue.

We are dependent on various third parties in connection with our business operations. The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, who controls the Idaho reactor and laboratory operations. Our gemstone production is tied to an exclusive agreement with Quali Tech Inc. Nuclear medicine calibration and reference standard manufacturing is conducted under and exclusive contract with RadQual, LLC who in turn has agreements in place with several companies for marketing and sales. Each of our competitors has significantly greater financial resources than us and that could create a competitive advantage for them over us.

We are subject to competition from other companies. Each of the business areas of the Company has direct competition from other businesses. HSA cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by several other manufacturers in the U.S. and overseas, and there is at least one other gemstone processor in Europe. Each of our competitors has significantly greater financial resources than us and that could create a competitive advantage for them over us.


New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities". The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company will adopt the disclosure requirements of Statement No. 148 beginning with its quarter ended March 31, 2003.


Item 7.    FINANCIAL STATEMENTS

The following financial statements are included herewith:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2001, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company filed a Form 8-K identifying a change in the Company's Certifying Accountants. KPMG LLP previously served as the principal accountants for the Company. On September 6, 2001, the Company elected to terminate that firm's appointment effective after the audit of the Company's consolidated financial statements as of the year ended December 31, 2000 and the issuance of the report thereon. The Company announced it had decided to retain Grant Thornton LLP as principal accountants. The decision to change accountants was approved by the Company's Audit committee of the Board of Directors, the Board of Directors, and was ratified by a vote of the shareholders at the annual meeting on November 2, 2001. In connection with the audits of the two fiscal years ended December 31, 2000 there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On March 29, 2002 Grant Thornton informed the Company it was declining to accept the engagement as the Company's principal accountants. There were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. On April 1, 2002, after approval by the Company's Audit committee of the Board of Directors and the Board of Directors, the Company retained Hansen, Barnett, and Maxwell as the Company's Principal Accountants. On April 5, 2002 pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company filed a Form 8-K identifying the change in the Company's Certifying Accountants. The Company's selection of Hansen, Barnett, and Maxwell was ratified by a vote of the shareholders at the annual meeting on June 26, 2002.


                                   PART III.


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2002, the close of our fiscal year.


Item 10.  EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation and Other Matters" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2002, the close of our fiscal year.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  set forth under the captions  "Outstanding  Capital  Stock and
Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2002, the close of our fiscal year.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Transactions" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2002, the close of our fiscal year.


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

10.1    Copy of the Company's 2002 Long Term Incentive Plan. (1)

21. List of subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

23.     Power of Attorney (included as part of signature page.)

99.1    Certification  under  section 906 of the  Sarbanes-Oxley  Act (18 u.s.c.
        section 1350). (1)

 --------------------
 (1)  Filed herewith


Reports on Form 8-K

The Company filed a Form 8-K on January 16, 2002 with respect the purchase of the Series A Preferred stock by a group of investors and the Company's repurchase of 2817 shares of Preferred Series B stock.

The Company filed a Form 8-K on April 5, 2002 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, identifying Hansen Barnett & Maxwell as the Company's Certifying Accountants.


Item 14.  CONTROLS AND PROCEDURES

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

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each of International Isotopes Inc., a Texas corporation, and the undersigned directors and officer of International Isotopes Inc. hereby constitutes and appoints Steve Laflin its, or his, true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    International Isotopes Inc.


                                    By: /S/ Steve T. Laflin
                                        -------------------------------
                                        Steve T. Laflin
                                        President and Chief Executive Officer



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 7, 2003           By:  /s/ Dr. Ralph Richart
                             ----------------------------
                             Dr. Ralph Richart
                             Chairman of the Board of Directors


March 7, 2003           By:  /s/ Steve T. Laflin
                             ----------------------------
                             Steve T. Laflin
                             President, Chief Executive Officer and Director


March 7, 2003           By:  /s/ Christopher Grosso
                             ----------------------------
                             Christopher Grosso
                             Director


March 7, 2003           By:  /s/ Randall O'Kane
                             ----------------------------
                             Randall O'Kane
                             Director

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Steve T. Laflin, certify that:

        1.      I  have   reviewed   this  annual   report  on  Form  10-KSB  of
                International Isotopes, Inc (the registrant);

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  March 7, 2003

 /S/ Steve T. Laflin
 -------------------------------------
 Steve T. Laflin
 President, Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steve T. Laflin, certify that:

        1.      I  have   reviewed   this  annual   report  on  Form  10-KSB  of
                International Isotopes, Inc (the registrant);

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                d)     any  fraud,  whether  or  not  material,   that  involves
                       management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  March 7, 2003

 /S/ Steve T. Laflin
 -------------------------------------
 Steve T. Laflin
 Chief Financial Officer

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                                        Page No.

Report of Independent Certified Public Accountants....................     F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets
  as of December 31, 2002 and 2001....................................     F-2

Consolidated Statements of Operations for the years ended
  December 31, 2002 and  2001.........................................     F-3

Consolidated Statements of Stockholders' Deficit for the years ended
  December 31, 2001 and 2002..........................................     F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001..........................................     F-5

Notes to Consolidated Financial Statements ...........................     F-7

HANSEN, BARNETT & MAXWELL                                (801) 532-2200
A Professional Corporation                             Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                        5 Triad Center, Suite 750
                                                 Salt Lake City, Utah 84180-1128
                                                         www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
International Isotopes Inc

We have audited the accompanying consolidated balance sheets of International Isotopes Inc and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 17, 2003

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                   December 31,
                      Assets                                  2002             2001
 -------------------------------------------------        ------------     ------------
Current assets:
    Cash and cash equivalents                             $    441,904     $    293,969
    Accounts receivable                                        218,923          138,531
    Assets held for sale (Note 2)                              607,531          122,000
    Inventories (Note 3)                                     2,279,828        2,537,519
    Prepaids and other current assets                          128,830          287,074
                                                          ------------     ------------
      Total current assets                                   3,677,016        3,379,093

Property, plant and equipment, net (Note 4)                    236,053          280,036

Assets held for sale (Note 2)                                     --            607,531

                                                          ------------     ------------
      Total assets                                        $  3,913,069     $  4,266,660
                                                          ============     ============


  Liabilities, Redeemable Convertible Preferred
         Stock and Stockholders' Deficit
-------------------------------------------------
Current liabilities
    Accounts payable                                      $    257,776     $    181,694
    Checks written in excess of cash in bank                      --            101,714
    Accrued liabilities                                        342,091          448,529
    Note payable related to assets held for sale
       (Note 2 and 5)                                          345,295             --
    Current installments of mortgage and notes
       payable (Note 5)                                      1,226,520        2,720,610
                                                          ------------     ------------
      Total current liabilities                              2,171,682        3,452,547

Mortgage and notes payable, excluding current
   installments (Note 5)                                       909,738           45,182
                                                          ------------     ------------
      Total liabilities                                      3,081,420        3,497,729
                                                          ------------     ------------

Mandatorily redeemable preferred stock, $0.01 par
   value; 5,000,000 shares authorized; 850 and 17,467
   shares issued and outstanding, respectively;
   liquidation value of $850,000                               850,000       17,117,755
                                                          ------------     ------------

Stockholders' deficit (Note 6)
    Common stock, $0.01 par value; 250,000,000 shares
      authorized; 95,581,135 and 26,581,135 shares
      issued and outstanding, respectively                     955,812          265,812
    Additional paid-in capital                              86,416,002       70,575,834
    Accumulated deficit                                    (87,390,165)     (87,190,470)
                                                          ------------     ------------
      Total stockholders' deficit                              (18,351)     (16,348,824)
                                                          ------------     ------------
      Total liabilities, redeemable convertible
        preferred stock and stockholders' deficit         $  3,913,069     $  4,266,660
                                                          ============     ============

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                            Years ended December 31,
                                                             2002             2001
                                                         ------------     ------------
Revenue:
   Sales of product                                      $  2,181,704     $  2,177,900

Cost of revenue:
   Cost of products                                         1,071,690        1,424,111
                                                         ------------     ------------
     Gross profit                                           1,110,014          753,789
                                                         ------------     ------------
 Operating costs and expenses:
   Salaries and contract labor                                469,704          521,753
   General, administrative and consulting                     594,405        1,275,632
   Restructuring charges                                      338,555             --
                                                         ------------     ------------
     Total operating expenses                               1,402,664        1,797,385
                                                         ------------     ------------
     Operating loss                                          (292,650)      (1,043,596)

Other income (expense):
   Other income                                               115,484             --
   Interest income                                              7,909            2,613
   Interest expense                                          (181,196)          (3,114)
                                                         ------------     ------------
     Loss from continuing operations                         (350,453)      (1,044,097)

Discontinued operations
   Gain (Loss) on disposal of discontinued operations
     including provision of $0 and $2,325,282 for
     operating losses during the phase-out period (less
     applicable taxes of $0)                                  500,000       (1,774,118)
                                                         ------------     ------------
     Net income (loss)                                        149,547       (2,818,215)

Preferred stock dividend, deemed dividend
   and accretion of discount                                 (349,242)      (1,325,085)
                                                         ------------     ------------

Net loss applicable to common shareholders               $   (199,695)    $ (4,143,300)
                                                         ============     ============
Net loss per common share continuing
   operations - basic and diluted                        $      (0.01)    $      (0.15)
Net income (loss) per common share discontinued
   operations - basic and diluted                                0.01            (0.11)
                                                         ------------     ------------

Net loss per common share - basic and diluted            $      (0.00)    $      (0.26)
                                                         ============     ============
Weighted average common shares outstanding -
   basic and diluted                                       86,654,052       15,976,551
                                                         ============     ============

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Deficit
                     Years ended December 31, 2002 and 2001


                                                                                        Additional                        Total
                                                                Common Stock             Paid-in      Accumulated     Stockholders'
                                                            Shares         Amount        Capital        Deficit          Deficit
                                                         ------------   ------------   ------------   ------------    ------------
Balance January 1, 2001                                    10,611,411   $    106,115   $ 69,190,246   $(83,047,170)   $(13,750,809)

Redeemable convertible preferred stock dividend            15,594,724        155,947        639,338       (795,285)           --
Accretion of issuance costs on
    redeemable convertible preferred stock                       --             --             --         (529,800)       (529,800)
Conversion of Series B redeemable convertible
     preferred stock                                          375,000          3,750        746,250           --           750,000
Net loss                                                         --             --             --       (2,818,215)     (2,818,215)
                                                         ------------   ------------   ------------   ------------    ------------
Balance December 31, 2001                                  26,581,135        265,812     70,575,834    (87,190,470)    (16,348,824)

Accretion of issuance costs on
    redeemable convertible preferred stock                       --             --             --         (349,242)       (349,242)
Redemption of 10,000 shares Series A redeemable
    convertible preferred stock for common stock
    valued at $.20 per share                               50,000,000        500,000      9,500,000           --        10,000,000
Redemption of 2,817 shares Series B redeemable
    convertible preferred stock at $30.82 per
    share, total redemption $86,832                              --             --        2,730,168           --         2,730,168
Redemption of 3,800 shares Series B redeemable
    convertible preferred stock for common stock
    valued at $.20 per share                               19,000,000        190,000      3,610,000           --         3,800,000
Net income                                                       --             --             --          149,547         149,547
                                                         ------------   ------------   ------------   ------------    ------------
Balance December 31, 2002                                  95,581,135   $    955,812   $ 86,416,002   $(87,390,165)   $    (18,351)
                                                         ============   ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  Years ended December 31,
                                                                   2002             2001
                                                               ------------     ------------
Cash flows from operating activities:
   Net earnings (loss)                                         $    149,547     $ (2,818,215)
   Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation                                                    80,166           72,306
     Gain on disposal of discontinued operations                       --           (551,164)
     Gain on release/foregiveness of debt of discontinued
        operations                                                 (500,000)      (1,197,330)
     Loss on disposed property, plant and equipment                    --            167,986
     Changes in operating assets and liabilities:
        Accounts receivable                                         (80,392)         234,982
        Prepaids and other current assets                           158,244           17,562
        Inventories                                                 257,691           50,473
        Accounts payable and accrued liabilities                    102,380       (3,571,515)
                                                               ------------     ------------
         Net cash provided by (used in) operating activities        167,636       (7,594,915)
                                                               ------------     ------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                        (36,183)         (64,788)
   Proceeds from assets held for sale                               122,000       17,609,218
                                                               ------------     ------------
         Net cash provided by investing activites                    85,817       17,544,430
                                                               ------------     ------------
Cash flows from financing activities:
   Cash paid for redemption of 2,817 shares Series B
     redeemable convertible preferred stock                         (86,832)            --
   Checks written in excess of cash in bank                        (101,714)         101,714
   Payments on capital leases                                          --         (3,557,646)
   Proceeds from issuance of debt                                   232,257        1,053,020
   Principal payments on notes payable                             (149,229)      (7,895,188)
                                                               ------------     ------------
         Net cash used in financing activities                     (105,518)     (10,298,100)
                                                               ------------     ------------

Net change in cash and cash equivalents                             147,935         (348,585)
Cash and cash equivalents at beginning of year                      293,969          642,554
                                                               ------------     ------------
Cash and cash equivalents at end of year                       $    441,904     $    293,969
                                                               ============     ============

                                   (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                    Continued

                                                                  Years ended December 31,
                                                                   2002            2001
                                                                -----------     -----------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                       $   101,748     $ 1,036,143
                                                                ===========     ===========

Supplemental disclosure of noncash financing and investing transactions:

   Common stock issued on conversion of preferred stock         $13,800,000     $   750,000
                                                                ===========     ===========

   Difference in redemption value and liquidation value of
      preferred stock redeemed for cash                         $ 2,730,168     $      --
                                                                ===========     ===========

   Accretion of issuance costs on preferred stock               $   349,242     $   529,800
                                                                ===========     ===========

   Conversion of accrued interest to note payable               $   132,736     $      --
                                                                ===========     ===========

   Debt assumed by purchaser of Shady Oaks facility             $      --       $ 7,433,000
                                                                ===========     ===========

   Common stock issued for payment of preferred dividends       $      --       $   795,285
                                                                ===========     ===========

           See accompanying notes to consolidated financial statements

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001




NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company owns 100% of the outstanding common shares of Gazelle Realty, Inc. and International Isotopes Idaho, Inc. (I4). Gazelle Realty, Inc. has no assets. The only assets of the Company are those of I4.

Nature of Operations - The Company is a supplier of High Specific Activity (HSA) cobalt. This material is used primarily in external beam radiation medical devices such as Elekta's Leksell Gamma Knife. The Company is also involved with nuclear medicine calibration and reference standards manufacturing. The Company has an exclusive contract with RadQual LLC for several of these types of standards. The Company is also involved in gemstone processing. The Company has an exclusive contract with Quali-Tech Inc. for processing gemstones. The processing involves special packaging of the gemstones in containers which allow them to undergo irradiation for color enhancement. The operating assets of the Company are those of International Isotopes Idaho Inc. (I4) located in Idaho Falls, Idaho (the Company is still holding for resale certain real estate valued at $345,296 located in Waxahachie, Texas; and miscellaneous equipment located in Denton, Texas with a carrying value of approximately $262,235.)

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

As discussed in Note 2, during January 2001 the sale of the Woodrow Spencer facility was completed. In April 2001 the Company completed the sale of the Radiopharmaceutical Manufacturing Facility and the Brachytherapy seed business. The sale of the Radioisotope Production Facility closed in December 2001. At December 31, 2001, the operations from these facilities and activities have been classified as discontinued operations for all periods presented. Interest expense associated directly with the discontinued operations has been classified as discontinued operations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


Significant Accounting Policies

(a)     Financial Instruments and Cash Equivalents

        The Company's financial instruments consist of notes payable. The carrying value of these financial instruments approximates fair value because they bear interest at rates which approximate market rates.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


        Cash and cash equivalents of $441,904 and $293,969 at December 31, 2002 and 2001, respectively, consist of operating accounts, money market accounts and certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

        At December 31, 2002 the Company has pledged cash of $147,157. The certificate of deposit is pledged as security on a letter of credit. The letter of credit required as part of the licensing agreement with the Nuclear Regulatory Commission ("NRC"). Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC.

        At December 31, 2002, the Company had $253,784 of cash deposits in excess of federally insured limits.

(b)     Property, Plant and Equipment

        Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the asset. The ranges of estimated useful lives are as follows:

                                                Years
                  Furniture & fixtures          3 - 5
                  Plant and improvements          5
                  Production equipment            5

        Depreciation expense was $80,166 and $72,306 for the years ended December 31, 2002 and 2001, respectively.

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

(e)     Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


(f)     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g)     Revenue Recognition

        Revenue is recognized when products are shipped. No warranty coverage or right of return provisions are provided to customers.

        The Company has three significant customers and relies heavily on a limited number of suppliers. Although management believes other suppliers and other marketing/customer opportunities could be pursued, it believes a change in its limited vendor or customer base could adversely affect operating results by causing a delay in production and a possible loss of sales. One of the Company's board members is a principal in one of the significant customers.

        At December 31, 2002, sales to these three significant customers accounted for $977,055, $659,866 and $491,587 of total sales. At December 31, 2001, sales to these same three customers accounted for $574,853, $428,563 and $118,273 of total sales.

(h)     Shipping and Handling Costs

        The Company expenses all shipping and handling costs incurred. For the years ended December 31, 2002 and 2001, the Company expensed $139,616 and $126,888 as shipping and handling costs. These costs are reported as general, administrative and consulting costs on the statement of operations.

(i)     Stock Option Plan

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


        No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2002 and 2001:


                                                       2002           2001
                                                    -----------    -----------

        Net loss applicable to common
           shareholders, as reported                $  (199,695)   $(4,143,300)

        Deduct:  Total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effects                  (168,911)       (23,184)
                                                    -----------    -----------
        Pro forma net loss per common share         $  (368,606)   $(4,166,484)
                                                    ===========    ===========

        Loss per share, basic and diluted:
          As reported                               $     (0.00)   $     (0.26)
                                                    ===========    ===========
          Pro forma                                 $     (0.00)   $     (0.26)
                                                    ===========    ===========

(j)     Net Loss Per Common Share-Basic and Diluted

        Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. Net loss per common share is calculated for both continuing and discontinued operations.

        As of December 31, 2002 and 2001,  there were  17,027,326  and 6,390,376 options and warrants and 850 and 17,467 shares of Series A and B redeemable convertible preferred stock outstanding, respectively that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(k)     Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. . The adoption of this standard has had no material effect on the Company's financial position or results of operations.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of Statement No. 148 in the accompanying financial statements.

(l)     Reclassifications

        Certain 2001 amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on the previously reported net loss.


NOTE 2 - SALE OF ASSETS AND LIQUIDITY

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

On April 20, 2001, the Company completed the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx Corporation ("NeoRx") for proceeds of $12.0 million, (before settlement costs of $225,000) and warrants to purchase 800,000 shares of NeoRx common stock. (The warrants were deemed to have no fair value due to the exercise price of the warrants being greater than the market value on the date the agreement was entered into.) This facility had a net book value of $11,304,724 at December 31, 2000. The Company used the proceeds to repay advances made by NeoRx in the amount of $861,060, reduce its note payable to a commercial lender by $1,296,469 (including interest of $36,578), reduce its revolving line of credit by $2,614,023 (including interest of $45,857), reduce its capital lease obligations by $3,291,289, repay a portion of the note payable to William Nicholson, the former Chairman of the Board, in the amount of $348,000 and fund other operating expenses. The Company transferred the NeoRx warrants to the Series A and B preferred shareholders in exchange for certain concessions in their certificates of designation. See Note 7 for a discussion of the concessions made by the Series A and B preferred shareholders.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


On April 27, 2001, the Company completed the sale of its Brachytherapy seed assets to Imagyn Medical Technologies, Inc. ("Imagyn") for net cash proceeds of $5.0 million, less settlement costs of $100,000. The seed business through an impairment charge of $416,294 had been written down to a net book value of $5,000,000 at December 31, 2000. The Company used the proceeds to repay advances and expenses incurred by Imagyn on behalf of the Company in the amount of $108,786 and reduce its note payable to a commercial lender by $4,645,582 (including interest of $25,768), reduce its capital lease obligations by $145,632 and fund other operating expenses.

On December 14, 2001, the Company completed the sale of the Radioisotope Production Facility for $8,251,849. In this transaction, the buyers assumed Company debt of $7,433,000 and paid interest of $318,848 on behalf of the Company. The Company incurred additional closing costs of $272,025. The Radioisotope Production Facility had been written down to a net book value of $7,164,160 at December 31, 2000. Associated with the sale and the assumption of debt by the purchaser, the Company retained an obligation of $500,000 on the loan assumed by the buyers for six months or until the purchaser renewed their note with Texas State Bank. Offsetting this obligation was a receivable from the buyer which was fully allowed against. The Company also retained an obligation (also for six months or until purchaser renewed the note) for decommissioning the Radioisotope Production Facility should the buyer default on payment or not meet Texas State Bank requirements for note renewal. During 2002, these contingent liabilities were terminated with the renewal of the note by the purchaser; the Company recognized the $500,000 relief of this commitment during the year ended December 31, 2002.

In addition to the disposal of the above mentioned facilities, the Company wrote off $134,776 in certain intangible assets that no longer existed after these disposals.

At December 31, 2001, excess components and equipment had been written down through an impairment charge to a net realizable value of $384,235. During 2002, excess components carried at $122,000 were sold. The balance of excess components and equipment held for sale at December 31, 2002 is $262,235.

At December 31, 2002, the Company continues to carry its Waxahachie real estate at $345,296. The Company has an offer to sell this property for an assumption of the related debt which is also $345,296.

Business Condition -The Company has a history of recurring losses to common shareholders with an accumulated deficit of $87,390,165 at December 31, 2002 and a net loss applicable to common shareholders of $199,265 for the year then ended. The Company also has a stockholders' deficit of $18,351. However, the Company had increased it working capital by $1,578,788 over the prior year and generated positive cash flows from operations of $167,636.

During the year ended December 31, 2002, the Company completed its efforts to wind down the discontinued Texas operations. In connection with these efforts, the Company incurred certain non recurring charges relating to professional and other services in the amount of $338,555 and non recurring charges to cost of revenues in the amount of $41,442 relating to obsolete inventory items. Had the Company not experienced these charges it would have shown income from operations of $29,544.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


The Company has secured a contract for the sale of HSA cobalt-60 to be delivered during 2003. The Company has received notice from RadQual that it has secured new distributors for its nuclear medicine calibration and reference standards ("flood source") and anticipates a 33% increase in sales during 2003. The Company has received notice from Quali Tech, Inc that they anticipate an approximate 34% increase in the processing of topaz gem stones during 2003.

With these new contracts and the Company's ability to focus on its core continuing operations, management anticipates the Company being able to generate net income to common shareholders and positive cash flows sufficient to meet its operational needs during 2003. However, there is no assurance that this net income or cash flows will occur.


NOTE 3 - INVENTORIES

Inventories consist of the following at December 31, 2002 and 2001:

                                        2002             2001
                                     ----------       ----------
         Raw materials               $  294,662       $  290,019
         Finished goods                  13,615           20,571
         Work in progress             1,971,551        2,226,929
                                     ----------       ----------
                                     $2,279,828       $2,537,519
                                     ==========       ==========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31, 2002 and 2001:

                                                  2002            2001
                                                ---------       ---------
          Furniture and fixtures                $  39,641       $  33,240
          Plant and improvements                   21,270          10,574
          Production equipment                    349,240         331,498
                                                ---------       ---------
                                                  410,151         375,312
          Less accumulated depreciation          (174,098)        (95,276)
                                                ---------       ---------
          Property, plant & equipment, net      $ 236,053       $ 280,036
                                                =========       =========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 5 - MORTGAGE AND NOTES PAYABLE

Mortgage and notes payable as of December 31, 2002 and 2001, consist of the following:

                                                           2002         2001
                                                        ----------   ----------
Revolving line of credit with a bank, bearing
  interest at 7%, interest payments due monthly,
  secured by equipment, accounts receivable and
  inventory, due April 2003.                            $  100,000   $    --

Short-term note payable to certain investors,
  bearing interest at 5%, principal and interest
  due April 15, 2003.                                       80,000        --

Variable rate note payable to a bank, as discussed in
  Note 2, this note was settled with the asset sales
  and the Company remained contingently liable on
  $500,000.  During 2002, the Company was released from
  all liability on this note with Texas State Bank.          --         500,000

Fixed rate note payable to Eastern Idaho Economic
  Development Council bearing interest at 3% per annum.
  The note was paid in full in November 2002.                --          70,477

Variable rate (7% at December 31, 2002) promissory note
  with revolving line to a bank, secured by equipment,
  accounts receivable and inventory.  Maximum amount
  available on the line is $1,100,000, interest is due
  monthly, note is due December 31, 2003.                1,046,520    1,053,020

Note payable to a bank, secured by Waxahachie real
  estate, interest at 9.5%, principal and interest due
  January 25, 2003.                                        345,295      345,295

Note payable to the former chairman of the board,
  interest accrues at 7% and is payable annually on
  April 1, principal payments are due annually on
  April 1 consisting of 30% of prior year net income,
  no principal payments are due until April 2004.          909,738      797,000
                                                        ----------   ----------

Total mortage and notes payable to banks                 2,481,553    2,765,792
Less; current maturities                                (1,571,815)  (2,720,610)
                                                        ----------   ----------
Mortgage and notes payable to banks, excluding current
  installments                                          $  909,738   $   45,182
                                                        ==========   ==========

The aggregate annual maturities of mortgage and notes payable as of December 31, 2002 are as follows:

   Years Ending December 31:
   ------------------------
   2003                                        $ 1,571,815
   2004                                            909,738
                                               -----------
   Total                                       $ 2,481,553
                                               ===========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 6 - STOCKHOLDERS' EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

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

In March 2001, the holders of the Series A Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series A Preferred Stock was then convertible to common stock at a fixed price of $2.00 per share, subject to adjustment in the case of stock splits or stock dividends. In connection with this modification, the exercise price of the Series A Preferred Stock warrants were also reduced to $2.00 per warrant. Because the underlying stock value of the common stock at the date of adjustment was less than the new exercise price, the repricing of the warrants resulted in no additional value to the Series A Preferred Stockholders. As consideration for those concessions, the Company distributed to the holders of the Series A Preferred Stock an aggregate of 439,150 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx. Although the Series A preferred stockholders accepted these warrants for their concessions, the warrants were determined to have no fair value.

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


The Series B Preferred Stock was mandatorily redeemable on May 31, 2003 in cash or common stock at the then Average Price, at the Company's option. When originally issued, holders of Series B Preferred Stock could require early redemption on December 1, 2000 and June 1, 2001. Other mandatory redemption events included change in control, suspension or delisting from NASDAQ, the BSE or any subsequent market on which the common stock is listed for five consecutive days, breach by the Company of any representations, warranties or other conditions in the preferred stock purchase agreement, and other events. In March, 2001, the holders of Series B Preferred Stock agreed to a modification in terms, which removed their early redemption rights and certain adjustments to their conversion price. The Series B Preferred Stock was then convertible to common stock at a fixed price of $2.00 per share subject to adjustment in the case of stock splits or stock dividends. As consideration for those concessions, the Company distributed to the holders of Series B Preferred Stock an aggregate of 360,850 warrants to purchase NeoRx common stock that the Company had received in connection with the sale of the Radiopharmaceutical Manufacturing Facility to NeoRx. Although the Series B preferred stockholders accepted these warrants for their concessions, the warrants were determined to have no fair value.

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

In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to amend their respective Certificates of Designation to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for all the Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5,000 common shares for each one share of Series A or B Preferred Stock). The same percentages of Series A and B holders who agreed to amend their respective certificates of designation have agreed to convert their preferred shares for common stock. During 2002, all of the holders of the Series A Preferred Stock and certain holders of the Series B Preferred Stock agreed to exchange their 13,800 preferred shares for 69,000,000 new shares of common stock of the Company at $0.20 per share, which was above market value.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


Common stock

On November 2, 2001, at the annual meeting of stockholders, the stockholders ratified an amendment to increase the number of authorized common stock to 250,000,000 shares.

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

A summary of the stock options issued under the Company's Plan is as follows:

                                                            Weighted-Average
 Fixed Options                                   Shares      Exercise Price
 --------------------------------              ----------    --------------
 Outstanding at December 31, 2000                 869,500     $       5.57
 Granted                                        1,000,000             0.08
 Forfeited                                       (869,500)            5.57
                                               ----------       ----------
 Outstanding at December 31, 2001               1,000,000             0.08
 Granted                                       13,000,000             0.02
                                               ----------       ----------
 Outstanding at December 31, 2002              14,000,000       $     0.02
                                               ==========       ==========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2002:

                                        Options Outstanding              Options Exerciseable
                                   -----------------------------     -----------------------------
                   Options            Weighted-         Weighted         Number          Weighted-
 Range of       Outstanding at         Average          Average      Exercisable at       Average
 Exercise        December 31,         Remaining         Exercise      December 31,       Exercise
  Prices             2002          Contractual Life      Price            2002             Price
 ---------      --------------     ----------------     --------     --------------      ---------
 $.02 -.08        14,000,000          9.1 years          $ 0.02         4,000,000         $ 0.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                          2002           2001
                                        --------       --------

 Expected dividend yield                       -              -
 Risk-free interest rate                    4.8%           4.4%
 Expected volatility                        148%           153%
 Expected life                          10 years        3 years
 Weighted average fair value
    per share                              $0.02          $0.03


Warrants

The following summarizes outstanding warrants at December 31, 2002:


                                                             Weighted-Average
                                                                 Exercise
          Fixed Warrants                        Shares             Price
 --------------------------------             -----------       -----------
 Outstanding at December 31, 2000                7,312,37       $      6.32
 Expired                                       (1,922,000)            10.00
                                              -----------       -----------
 Outstanding at December 31, 2001               5,390,376              5.01
 Expired                                       (2,363,050)             5.97
                                              -----------       -----------
 Outstanding at December 31, 2002               3,027,326       $      4.26
                                              ===========       ===========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

                     Outstanding at December 31, 2002      Exercisable at December 31, 2002
                     --------------------------------      --------------------------------
                                     Weighted Average                      Weighted Average
                                        Remaining                             Remaining
 Exercise Prices     Warrants        Contractual Life      Warrants        Contractual Life
 ---------------     ---------       ----------------      ---------       ----------------
 $4.00               2,500,000          0.34 years         2,500,000          0.34 years
 $5.50                 527,326          0.02 years           527,326          0.02 years
                     ---------                             ---------
                     3,027,326                             3,027,326
                     =========                             =========

The following summarizes outstanding warrants at December 31, 2001:

                     Outstanding at December 31, 2001      Exercisable at December 31, 2001
                     --------------------------------      --------------------------------
                                     Weighted Average                      Weighted Average
                                        Remaining                             Remaining
 Exercise Prices     Warrants        Contractual Life      Warrants        Contractual Life
 ---------------     ---------       ----------------      ---------       ----------------
 $3.38-5.50          4,465,966          0.90 years         4,465,966          0.90 years
 $10.00                924,410          0.05 years           924,410          0.05 years
                     ---------                             ---------
                     5,390,376                             5,390,376
                     =========                             =========

NOTE 7 - INCOME TAXES

The Company paid no federal or state income taxes during 2002 or 2001. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:


                                                 2002            2001
                                             ------------    ------------
Income tax expense/(benefit)                 $     50,846    $   (958,194)
Nondecuctible expenses                                587           2,000
Loss of NOL due to change in ownership         22,683,486               -
Change in valuation allowance                 (22,734,919)        956,194
                                             ------------    ------------
     Total income tax expense                $          -    $          -
                                             ============    ============

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) as of December 31, 2002 and 2001 are presented below:


                                                   2002            2001
                                                ---------      ------------
Deferred income tax asset
   Net operating loss carry forward             $ 450,585      $ 23,065,504
   Impairment charge                              121,874           291,874
                                                ---------      ------------
      Total deferred income tax asset             572,459        23,357,378
Valuation allowance                              (572,459)      (23,307,378)
                                                ---------      ------------
                                                     --              50,000
Deferred income tax liability - depreciation         --             (50,000)
                                                ---------      ------------
                                                $    --        $      --

The conversion of the redeemable convertible preferred stock to common stock as discussed in Note 6 was considered a change in ownership per Internal Revenue Code Section 382. This change in ownership has resulted in the limitation of the net operating loss carryforward available for use by the Company. At December 31, 2001, the Company had a net operating loss carryforward of $67,839,717. At December 31, 2002, the Company's net operating loss carryforward had been limited to $1,389,251. Unused NOL will begin expiring in 2023. The valuation allowances for 2002 and 2001 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2005. Rental expense under such leases for the years ended December 31, 2002 and 2001 was $69,180 and $70,383, respectively, excluding discontinued operations.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are:

                                           Operating
Years ending December 31                    Leases
                                           ---------
   2003                                       65,941
   2004                                       64,972
   2005                                       16,215
                                           ---------
Total minimum lease payments               $ 147,128
                                           =========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


Employment Contract

The Company has a five-year employment contract with the Company's president. The employment agreement extends through February 2007.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations. The revenue associated with the sale of HSA Cobalt is largely dependent on General Electric, the Company's sole customer of this product. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has a contract with The Topaz Group, Inc. Medical flood source manufacturing is conducted under an exclusive contract with RadQual, LLC. who in turn has agreement in place with several companies for marketing and sales. A loss of any of these customers or vendors could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link as being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has, in fact, continued to amend this license several times during 2002 and 2001 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $147,157 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.


NOTE 9 - SUBSEQUENT EVENTS (Unaudited)

In January 2003, the Company entered into an agreement to sell the Waxahachie real estate. The sales price is $345,295. The purchaser is assuming the debt associated with this real estate, however, the Company remains liable on the note with Texas State Bank for the remainder of the term should the purchaser default on this note, but would regain the real estate if this event should occur.

                               TABLE OF EXHIBITS



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

10.1    Copy of the Company's 2002 Long Term Incentive Plan. (1)

21. List of subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form SB-2 (Registration No. 333-26269)).

23.     Power of Attorney (included as part of signature page.)

99.1    Certification  under  section 906 of the  Sarbanes-Oxley  Act (18 u.s.c.
        section 1350) (1)

 ----------------------
 (1)  Filed herewith