Form 10QSB
period 2003-03-31
INTERNATIONAL ISOTOPES INC
filed 2003-05-14
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2003

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

As of May 8, 2003 the number of shares of Common Stock, $.01 par value, outstanding was 95,572,893.

                          INTERNATIONAL ISOTOPES INC.

                               TABLE OF CONTENTS


                                                                        Page No.
PART I  - FINANCIAL INFORMATION:


  Item 1 - Financial Statements:

           Condensed Consolidated Balance Sheets at March 31, 2003
           (unaudited) and December 31, 2002                                 3

           Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 2003 and 2002                4

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2003 and 2002                5

           Notes to Unaudited Condensed Consolidated Financial Statements    6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

  Item 4 - Controls and Procedures                                          10


PART II - OTHER INFORMATION:

  Item 6 - Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                  11

CERTIFICATIONS                                                              12

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                      March 31,      December 31,
                                                                                        2003             2002
                                    Assets                                          (unaudited)
      ---------------------------------------------------------------------         ------------     ------------
Current assets:
    Cash and cash equivalents                                                       $    222,865     $    441,904
    Accounts receivable                                                                  164,427          218,923
    Assets held for sale                                                                 262,235          607,531
    Inventories                                                                        2,270,351        2,279,828
    Prepaids and other current assets                                                    251,554          128,830
                                                                                    ------------     ------------
       Total current assets                                                            3,171,432        3,677,016

Property, plant and equipment, net                                                       232,793          236,053

                                                                                    ------------     ------------
       Total assets                                                                 $  3,404,225     $  3,913,069
                                                                                    ============     ============

               Liabilities, Redeemable Convertible Preferred Stock
                           and Stockholders' Deficit
      ---------------------------------------------------------------------

Current liabilities
    Accounts payable                                                                $    329,700     $    257,776
    Accrued liabilities                                                                  228,643          342,091
    Deferred revenue                                                                      49,000             --
    Note payable related to assets held for sale                                            --            345,295
    Current installments of mortgage and notes payable to banks                        1,307,113        1,226,520
                                                                                    ------------     ------------
       Total current liabilites                                                        1,914,456        2,171,682

Mortgage and notes payable to banks, excluding current installments                      916,667          909,738
                                                                                    ------------     ------------
       Total liabilities                                                               2,831,123        3,081,420

Mandatorily redeemable preferred stock, $0.01 par value; 5,000,000 shares
    authorized; 850 shares issued and outstanding; liquidation value $850,000            850,000          850,000

Stockholders' deficit
    Common stock, $0.01 par value; 250,000,000 shares
       authorized; 95,572,893 and 95,581,135 shares
       issued and outstanding, respectively                                              955,730          955,812
    Additional paid-in capital                                                        86,416,084       86,416,002
    Accumulated deficit                                                              (87,648,712)     (87,390,165)
                                                                                    ------------     ------------
       Total stockholders' deficit                                                      (276,898)         (18,351)
                                                                                    ------------     ------------
       Total liabilities and stockholders' deficit                                  $  3,404,225     $  3,913,069
                                                                                    ============     ============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                   Three Months ended March 31,
                                                      2003             2002
                                                  ------------     ------------
Revenues                                          $    359,601     $   526,3111


Cost of revenues                                       211,083          200,819
                                                  ------------     ------------
     Gross profit                                      148,518          325,492
                                                  ------------     ------------

 Operating costs and expenses:
   Salaries and contract labor                         102,770          137,315
   General, administrative and consulting              286,012          115,176
                                                  ------------     ------------
     Total operating expenses                          388,782          252,491
                                                  ------------     ------------
     Operating profit (loss)                          (240,264)          73,001

Other (expense):
   Other income                                         12,531             --
   Interest income                                       1,104            1,881
   Interest expense                                    (31,918)         (43,941)
                                                  ------------     ------------
     Earnings (loss) from continuing operations       (258,547)          30,941
                                                  ------------     ------------

Preferred stock dividend, deemed dividend
   and accretion of discount                              --           (349,242)
                                                  ------------     ------------

Net loss applicable to common shareholders        $   (258,547)    $   (318,301)
                                                  ============     ============
Net loss per common share continuing
  operations - basic and diluted                  $      (0.00)    $      (0.01)
                                                  ============     ============
Weighted average common shares outstanding -
   basic and diluted                                95,579,761       60,789,468
                                                  ============     ============


     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                            Three Months ended March 31,
                                                                               2003             2002
                                                                           ------------     ------------
Cash flows from operating activities:
     Net earnings (loss)                                                   $   (258,547)    $     30,941
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                                           20,683           18,965
         Loss on disposal of property, plant and equipment                           99             --
         Changes in operating assets and liabilities:
                Accounts receivable                                              54,496         (119,656)
                Prepaids and other assets                                      (122,724)         220,083
                Inventories                                                       9,477           97,114
                Accounts payable and accrued liabilities                        (41,523)         (43,338)
                Deferred revenue                                                 49,000             --
                Checks written in excess of cash in bank                           --           (101,714)
                                                                           ------------     ------------
                     Net cash provided by (used in) operating activities       (289,039)         102,395
                                                                           ------------     ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                     --             (9,177)
                                                                           ------------     ------------
                    Net cash provided by (used in) investing activites             --             (9,177)
                                                                           ------------     ------------

Cash flows from financing activities:
     Repurchase of preferred stock                                                 --            (86,832)
     Proceeds from issuance of debt                                              70,000             --
     Principal payments on notes payable                                           --            (26,212)
                                                                           ------------     ------------
                    Net cash provided by (used in) financing activities          70,000         (113,044)
                                                                           ------------     ------------

Net decrease in cash and cash equivalents                                      (219,039)         (19,826)
Cash and cash equivalents at beginning of period                                441,904          293,969
                                                                           ------------     ------------
Cash and cash equivalents at end of period                                 $    222,865     $    274,143
                                                                           ============     ============

Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                    $     15,350     $     43,941
                                                                           ============     ============

Supplemental disclosure of noncash transactions:

     Acquisition of equipment for note payable                             $     17,523     $       --
                                                                           ============     ============
     Sale of assets held for sale through assumption of debt               $    345,296     $       --
                                                                           ============     ============
     Common stock issued in preferred stock conversion                     $       --       $ 16,080,923
                                                                           ============     ============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)      The Company and Basis of Presentation

International Isotopes Inc. (the Company) was incorporated in Texas in 1995. The Company is focused primarily on generating revenues from manufacturing nuclear medicine calibration and reference standards, processing Topaz Gemstones, and the production of High Specific Activity (HSA) cobalt from a Department of Energy test reactor (ATR). As of March 31, 2003, the Company had 10 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Recent Accounting Pronouncements - In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the requirements FIN 45 in the accompanying financial statements.

(2)      Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended March 31, 2003 the Company had a loss of $258,547. During the period ended March 31, 2002, the Company had earnings before preferred dividends of $30,941. During the period ended March 31, 2003, the Company's operations used cash in operating activities of $289,039. During the period ended March 31, 2002, the Company's operations provided cash in operating activities of $102,395. Management expects to generate sufficient cash flows to meet operational needs during 2003 through financing and operating capital; however, there is no assurance that these cash flows will occur.

(3)      Net Loss Per Common Share - Basic and Diluted

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially issuable common shares outstanding during the period is the same as basic loss per share. As of March 31, 2003 and 2002 there were 16,500,000 and 19,390,376 options and warrants outstanding respectively. And as of March 31, 2003 and 2002 there were a total of 850 and 950 shares of Series A and B redeemable convertible preferred stock that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, reducing the loss per share.

(4)      Inventories

Inventories consist of the following at March 31, 2003 and December 31, 2002

                                    March 31, 2003       December 31, 2002
                                    --------------       -----------------
         Raw materials              $      294,039       $         294,662
         Work in progress                1,963,995               1,971,551
         Finished goods                     12,317                  13,615
                                    --------------       -----------------
                                    $    2,270,351       $       2,279,828
                                    ==============       =================


(5)      Notes Payable

In January 2003, the Company entered into an agreement to sell the Waxahachie real estate for the assumption of the $345,295 debt associated with the property. As a result of the debt assumption, the Company remains liable on the note with Texas State Bank for the remainder of the term should the purchaser default on this note.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recognized a $10,000 obligation under the guarantee that consists of the obligation to stand ready to reassume the note held at Texas State Bank in the event the purchaser defaults on the note. The obligation is based on the cost necessary for the purchaser to refinance the note which would release Company from the guarantor position. Should the purchaser default on the note and the Company reassume the liability, they would also regain the real estate.

(6)      Stockholders' Equity and Warrants

As  part  of  a  licensing  and  manufacturing   settlement  agreement,   Bracco
Diagnostics returned 8,242 shares of the Company's common stock. The shares were immediately canceled.

527,326 warrants to acquire common stock expired unexercised during the quarter ended March 31, 2003.


(7)      Commitments and Contingencies

Employment Contract

The Company has a five-year employment contract with the Company's president. The employment agreement extends through February 2007.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, who controls the reactor and laboratory operations. Actions by the DOE or their prime operating contractor could cause a halt to HSA cobalt production, which would result in a loss of revenues to the Company and a loss of the value of all Work in Process cobalt material. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has contracts with other clients for gemstone processing. A loss of the contract with Quali Tech Inc. would require the Company to seek other clients for gemstone processing. Nuclear medicine calibration and reference standards manufacturing is conducted under an exclusive contract with RadQual, LLC, which in turn has agreements in place with several companies for marketing and sales. A loss of the contract with RadQual LLC would cause a complete loss of the revenues from nuclear medicine calibration and reference standards.

Contingencies

The Company conducts its operations in Idaho Falls, Idaho. Although the nuclear medicine calibration and reference standards and gemstone products appear diverse they share the common link of being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and continued to amend this license several times during 2002 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $148,108 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.

(8)      Subsequent Events

In April 2003 several of the Company principals and Directors have elected to make short term loans to the Company totaling $690,000 for the purpose of 1) acquiring assets necessary to support development of new product lines for the Company, 2) paying down some outstanding accounts payable, and 3) provide a management cash reserve for continued operations.

Also in April, 2003 the Company principals and Directors who had previously made a short term loan to the Company of $100,000 on an unsecured note agreed to extend the maturity date of that note to the fall of 2003. The deferral was intended to improve short term cash flow for the Company in the first half of the fiscal year and to allow the company to repay the note with the proceeds from sales in the third or fourth quarter of 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-KSB, filed with the Securities Exchange Commission (SEC) on March 24, 2003 ("Form 10-KSB"). The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-KSB.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2003 and 2002. The Company's loss from continuing operations for the three-month period ended March 31, 2003 was $258,547 compared to earnings from continuing operations of $30,941 for the comparable period of 2002. The change was attributable to a cyclical decrease in gemstone processing and nuclear medicine calibration and reference standard production during the period. The net loss per common share for the three-month period ended March 31, 2003 was $0.00, as compared to net loss per common share of $0.01 for the same period of 2002.

Revenues for the three-month period ended March 31, 2003 were $359,601 as compared to $526,311 for the same period in 2002. Gross profit for the three-month period ended March 31, 2003 was $148,518 as compared to $325,492 for the same period in 2002. The decrease in gross profit was primarily attributable to the decrease in revenue with a relatively fixed base of manufacturing cost.

Operating expenses increased to $388,782 for the three-month period ended March 31, 2003 compared to $252,491 for the same period of 2002. Salaries and contract labor expenses for the three-month period ended March 31, 2003 was $102,770 as compared to $137,315 for the same period of 2002, a decrease of $34,545. General and administrative expenses totaled $286,012 for the three-month period ended March 31, 2003 as compared to $115,176 for the same period of 2002, an increase of $170,836. The increase in total operating expense was attributable to increased legal, auditing, investor relations, and research and development expenditures during the period.

Interest expense for the three-month period ended March 31, 2003 was $31,918 as compared to $43,941 for the comparable period in 2002. The decrease resulted from reductions in outstanding loans for the period.

Liquidity and Capital Resources

On March 31, 2003 the Company had cash and cash equivalents of $222,865 compared to $441,904 at December 31, 2002. For the three months ended March 31, 2003, net cash used by operating activities was $289,039, investing activities used $0, and financing activities provided $70,000.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors, loans from stockholders and directors, and product sales.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: sale of assets from discontinued product lines; contract manufacturing and marketing relationships; and technological and market developments.

Although there can be no assurance, the Company expects that revenues will continue to increase based upon trends in sales performance. These increased revenues will provide sufficient funds for operations and capital expenditures.


ITEM 4.  CONTROLS AND PROCEDURES

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


                                       International Isotopes Inc.
                                       (Registrant)



                                       By: /s/ Steve T. Laflin
                                           -------------------------------------
                                           Steve T. Laflin
                                           President and Chief Executive Officer
Date: May 14, 2003

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


 Date: May 14, 2003


 /S/ Steve T. Laflin
 -------------------------------------
 Steve T. Laflin
 President and Chief Executive Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C.SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of International Isotopes, Inc. on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve T. Laflin, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



 /S/ Steve T. Laflin
 -------------------------------------
 Steve T. Laflin
 President and Chief Executive Officer
 May 14, 2003