Form 10QSB
period 2003-06-30
INTERNATIONAL ISOTOPES INC
filed 2003-07-30
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2003


                             Commission file number:
                                     0-22923


                           INTERNATIONAL ISOTOPES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Texas                             74-2763837
       ------------------------      ------------------------------------
       (State of incorporation)      (IRS Employer Identification Number)


          4137 Commerce Circle, Idaho Falls, Idaho            83401
          ----------------------------------------          ----------
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

As of July 22, 2003 the number of shares of Common Stock, $.01 par value, outstanding was 95,572,893.

                          INTERNATIONAL ISOTOPES INC.


                               TABLE OF CONTENTS



                                                                       Page No.
PART I  - FINANCIAL INFORMATION:


   Item 1 - Financial Statements:

            Condensed Consolidated Balance Sheets at June 30, 2003
            (unaudited) and December 31, 2002                              3

            Unaudited Condensed Consolidated Statements of
            Operations for the Three Months Ended June 30, 2003
            and 2002, and for the Six Months Ended June 30, 2003
            and 2002                                                       4

            Unaudited Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended June 30, 2003 and 2002          5

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                     6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

   Item 3 - Controls and Procedures                                       12


PART II - OTHER INFORMATION:

   Item 6 - Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                                13

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                                                                   June 30,       December 31,
                                                                                     2003             2002
                                     Assets                                      (unaudited)
               ---------------------------------------------------               ------------     ------------
Current assets:
    Cash and cash equivalents                                                    $    824,518     $    441,904
    Accounts receivable                                                               213,812          218,923
    Assets held for sale                                                                 --            607,531
    Inventories                                                                     2,133,969        2,279,828
    Prepaids and other current assets                                                 101,985          128,830
                                                                                 ------------     ------------
       Total current assets                                                         3,274,284        3,677,016

Property, plant and equipment, net                                                    312,330          236,053

                                                                                 ------------     ------------
       Total assets                                                              $  3,586,614     $  3,913,069
                                                                                 ============     ============

               Liabilities, Manditorily Redeemable Preferred Stock
                            and Stockholders' Deficit
               ---------------------------------------------------
Current liabilities
    Accounts payable                                                             $    215,552     $    257,776
    Deferred revenue                                                                   88,872             --
    Accrued liabilities                                                               142,722          342,091
    Note payable related to assets held for sale                                         --            345,295
    Current installments of mortgage and notes payable to banks                     1,717,107        1,226,520
                                                                                 ------------     ------------
       Total current liabilites                                                     2,164,253        2,171,682

Mortgage and notes payable to banks, excluding current installments                   924,290          909,738
                                                                                 ------------     ------------
       Total liabilities                                                            3,088,543        3,081,420

Mandatorily redeemable preferred stock, $0.01 par value; 5,000,000 shares             850,000          850,000
    authorized; 850 shares issued and outstanding; liquidation value $850,000

Stockholders' deficit
    Common stock, $0.01 par value; 250,000,000 shares authorized,
    95,572,893 and 95,581,135 shares issued and outstanding respectively              955,730          955,812
    Additional paid-in capital                                                     86,416,084       86,416,002
    Accumulated deficit                                                           (87,723,743)     (87,390,165)
                                                                                 ------------     ------------
       Total stockholders' deficit                                                   (351,929)         (18,351)
                                                                                 ------------     ------------
       Total liabilities and stockholders' deficit                               $  3,586,614     $  3,913,069
                                                                                 ============     ============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations



                                                       Three Months ended June 30,        Six Months ended June 30,
                                                       ---------------------------       ---------------------------
                                                          2003            2002              2003            2002
                                                       -----------     -----------       -----------     -----------
Revenues                                               $   785,262     $   624,084       $ 1,144,683     $ 1,150,396

Cost of revenues                                           430,567         371,422           641,650         572,240
                                                       -----------     -----------       -----------     -----------
     Gross profit                                          354,695         252,662           503,033         578,156
                                                       -----------     -----------       -----------     -----------

 Operating costs and expenses:
   Salaries and contract labor                             110,982         117,765           213,752         255,080
   General, administrative and consulting                  290,552         425,654           576,564         540,827
                                                       -----------     -----------       -----------     -----------
     Total operating expenses                              401,534         543,419           790,316         795,907
                                                       -----------     -----------       -----------     -----------
     Operating loss                                        (46,839)       (290,757)         (287,283)       (217,751)

Other income (expense):
   Other income                                             20,867         563,829            33,398         565,710
   Interest income                                           1,402            --               2,506            --
   Interest expense                                        (50,281)        (44,669)          (82,199)        (88,611)
                                                       -----------     -----------       -----------     -----------
     Earnings (loss) from continuing operations            (74,851)        228,403          (333,578)        259,348
                                                       -----------     -----------       -----------     -----------

Preferred stock dividend, deemed dividend
   and accretion of discount                                  --              --                --          (349,242)
                                                       -----------     -----------       -----------     -----------

Net profit (loss) applicable to common shareholders    $   (74,851)    $   228,403       $  (333,578)    $   (89,894)
                                                       ===========     ===========       ===========     ===========

Net profit (loss) per common share
        Basic                                          $      --       $      --         $      --       $      --
        Diluted                                        $      --       $      --         $      --       $      --
                                                       ===========     ===========       ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                          Six Months ended June 30,
                                                                            2003             2002
                                                                        ------------     ------------
Cash flows from operating activities:
  Net earnings (loss)                                                   $   (333,578)    $    259,348
  Adjustments to reconcile net earnings (loss) to net
  cash used in operating activities
      Depreciation and amortization                                           44,159           38,873
      Release of contingent debt                                                --           (500,000)
      Changes in operating assets and liabilities:
             Accounts receivable                                               5,111         (121,684)
             Prepaids and other assets                                        26,845          241,440
             Inventories                                                     145,859          213,897
             Accounts payable and accrued liabilities                       (241,593)          58,312
             Checks written in excess of cash in bank                           --           (101,714)
             Deferred revenue                                                 88,872             --
                                                                        ------------     ------------
                  Net cash provided by (used in) operating activities       (264,325)          88,472
                                                                        ------------     ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                 (102,913)         (26,530)
  Proceeds from sale of assets held for sale                                 262,235             --
                                                                        ------------     ------------
                 Net cash provided by (used in) investing activites          159,322          (26,530)
                                                                        ------------     ------------

Cash flows from financing activities:
  Repurchase of preferred stock                                                 --            (86,832)
  Proceeds from issuance of debt                                             743,500           20,000
  Principal payments on debt                                                (255,883)         (32,386)
                                                                        ------------     ------------
                 Net cash (used in) provided by financing activities         487,617          (99,218)
                                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents                         382,614          (37,276)
Cash and cash equivalents at beginning of period                             441,904          293,969
                                                                        ------------     ------------
Cash and cash equivalents at end of period                              $    824,518     $    256,693
                                                                        ============     ============


Supplemental disclosure of cash flow activities:
  Cash paid for interest                                                $    118,183     $     97,905
                                                                        ============     ============


Supplemental disclosure of noncash transactions:
  Acquisition of equipment for note payable                             $     17,523     $       --
                                                                        ------------     ------------
  Sale of assets held for sale through assumption of debt                    345,295                0
                                                                        ------------     ------------
  Common stock issued in preferred stock conversion                             --         16,080,923
                                                                        ------------     ------------
  Conversion of accrued interest to notes payable                               --            132,737
                                                                        ------------     ------------

      See accompanying notes to condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)  The Company and Basis of Presentation

International Isotopes Inc. (the Company) was incorporated in Texas in 1995. The Company is focused primarily on generating revenues from manufacturing nuclear medicine calibration and reference standards, processing Topaz Gemstones, and the production of High Specific Activity (HSA) cobalt from a Department of Energy test reactor (ATR). As of June 30, 2003, the Company had 11 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the six months ended June 30, 2003 and 2002:

                                                      For the Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
Net loss applicable to common shareholders,
  as reported                                         $ (333,578)    $  (89,894)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                  (54,738)      (103,756)
                                                      ----------     ----------

Pro forma net loss applicable to common shareholders  $ (388,316)    $ (193,650)
                                                      ==========     ==========

Basic and diluted loss per common share as reported   $    (0.00)    $    (0.00)
                                                      ==========     ==========

Basic and diluted loss per common share pro forma     $    (0.00)    $    (0.00)
                                                      ==========     ==========


Recent Accounting Pronouncements - In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 at July 1, 2003 which will require the Company to reclassify its 850 shares of mandatorily redeemable preferred stock with a redemption value and carrying amount of $850,000 from temporary equity to long-term liabilities. The adoption of this standard will have no effect on net loss.

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


(2)  Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended June 30, 2003 the Company had a loss of $333,578. During the period ended June 30, 2002, the Company had earnings before preferred dividends of $259,348. During the period ended June 30, 2003, the Company's operations used cash of $264,325 in operating activities. During the period ended June 30, 2002, the Company's operations provided cash from operating activities of $88,472. Management expects to generate sufficient cash flows to meet operational needs during the remainder of 2003 through financing and operating capital; however, there is no assurance that these cash flows will occur.

(3)  Net Loss Per Common Share - Basic and Diluted

Basic earnings (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive securities outstanding during the period, factors in potentially dilutive securities and adding back any convertible dividend (except if the effect is anti-dilutive). The computation of basic and diluted earnings (loss) per share is as follows:

                                                  For the Three Months Ended            For the Six Months Ended
                                                June 30, 2003     June 30, 2002      June 30, 2003     June 30, 2002
                                                -------------     -------------      -------------     -------------
Profit (loss) from continuing operations        $     (74,851)    $     228,403      $    (333,578)    $     259,348
Convertible preferred stock dividend, deemed
  dividend and accretion of discount                        -                 -                  -          (349,242)
                                                -------------     -------------      -------------     -------------
Net profit (loss) applicable to common shares   $     (74,851)    $     228,403      $    (333,578)    $     (89,894)
                                                =============     =============      =============     =============

                  Basic EPS
 -------------------------------------------
Weighted average common shares
  outstanding during the period                    95,572,393        95,081,135         95,576,490        77,935,302
                                                =============     =============      =============     =============
Net profit (loss) per common share - basic      $           -     $           -      $           -     $           -
                                                =============     =============      =============     =============

                 Diluted EPS
 -------------------------------------------
Weighted average common shares
  outstanding during the period - basic            95,572,393        95,081,135         95,576,490        77,935,302

Dilutive effect of stock options                      N/A             9,388,889            N/A               N/A
Dilutive effect of Series A and B convertible
  preferred stock                                     N/A             4,750,000            N/A               N/A
                                                -------------     -------------      -------------     -------------
Weighted average common shares - diluted           95,572,393       109,220,024         95,576,490        77,935,302
                                                =============     =============      =============     =============
Net profit (loss) per common share - diluted    $           -     $           -      $           -     $           -
                                                =============     =============      =============     =============

For the three and six months ended June 30, 2003 there were 16,000,000 options and warrants to acquire common stock, 850 Series B shares of redeemable convertible preferred stock not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the six months ended June 30, 2002 there were 17,746,646 options to acquire common stock, 950 Series B shares of redeemable convertible preferred stock and $349,242 in convertible preferred dividends which were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.


(4)  Inventories

Inventories consist of the following at June 30, 2003 and December 31, 2002

                                June 30, 2003       December 31, 2002
                                -------------       -----------------
     Raw materials              $     268,359       $         294,662
     Work in progress               1,854,592               1,971,551
     Finished goods                    11,018                  13,615
                                -------------       -----------------
                                $   2,133,969       $       2,279,828
                                =============       =================

(5)  Notes Payable

In January 2003, the Company entered into an agreement to sell the Waxahachie real estate for the assumption of the $345,295 debt associated with the property. As a result of the debt assumption, the Company remains liable on the note with Texas State Bank for the remainder of the term should the purchaser default on this note.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recognized a $10,000 obligation under the guarantee that consists of the obligation to stand ready to reassume the note held at Texas State Bank in the event the purchaser defaults on the note. The obligation is based on the cost necessary for the purchaser to refinance the note, which would release the Company from the guarantor position. Should the purchaser default on the note and the Company reassume the liability, they would also regain the real estate.

During the quarter ended June 30, 2003, as part of an agreement with certain shareholders, the Company increased its short-term borrowing from these shareholders to $823,500, the notes bear interest at 5% and are due December 31, 2003.


(6)  Stockholders' Equity and Warrants

During  the  quarter   ended  March  31,  2003,  as  part  of  a  licensing  and
manufacturing settlement agreement, Bracco Diagnostics returned 8,242 shares of the Company's common stock. The shares were immediately canceled.

During the six months ended June 30, 2003, 3,027,326 warrants to acquire common stock with exercise prices ranging from $4.00 to $5.50 expired unexercised

During the quarter ended June 30, 2003, the Company granted 2,000,000 options to certain directors to purchase shares of common stock with an exercise price of $0.03 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through 2006.


(7)  Commitments and Contingencies

Employment Contract

The Company has a five-year employment contract with the Company's president. The employment agreement extends through February 2007.

Lease Agreement

Effective May 2, 2003, the Company entered into a new lease agreement with the landlord for a new five year term on the building. This new lease offers the same terms and first rights to purchase considerations that existed in the previous lease agreement but increase monthly lease rate and purchase price by an amount proportional to the square footage of the new facility expansion.

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

Contingencies

The Company conducts its operations in Idaho Falls, Idaho. Although the nuclear medicine calibration and reference standards and gemstone products appear diverse they share the common link of being radioactive materials requiring stringent quality controls. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these products. An irrevocable, automatic renewable letter of credit against a Certificate of Deposit has been used to provide decommissioning financial assurance as required by the Nuclear Regulatory Commission for the facility license.


(8)  Subsequent Events

The Company has filed an S-3 Registration Statement with the Securities and Exchange Commission (SEC) in connection with a rights offering to its existing shareholders. The Registration Statement is anticipated to become effective in the third quarter of 2003. Pursuant to the rights offering the Company is offering for sale 38,229,157 Units (each Unit includes (i) one share of common stock, (ii) one warrant to purchase another share of common stock for $0.04, and
(iii) one warrant to purchase an additional share of common stock for $0.05) to its shareholders. Shareholders will receive one Right for each share of common stock they own. The Rights entitle the holders to purchase one Unit for every
2.5 Rights owned at a subscription price of $0.03 per unit. Shareholders who exercise all of their Rights in full will be entitled to the additional privilege of subscribing for and purchasing, subject to certain limitations and subject to allocation, any Units not acquired by other holders of Rights, plus up to an additional 14,500,000 Units if the rights offer is over-subscribed.



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

RESULTS OF OPERATIONS

Three and six month  periods ended June 30, 2003 and 2002.

The Company's loss from operations for the three and six month periods ended June 30, 2003 were $74,851 and $333,578 respectively, as compared to earnings from continuing operations of $228,403 and $259,348 for the comparable periods of 2002. The change in earnings was principally attributable to the one time removal of the $500,000 contingent liability the Company had in connection with the sale of the Linac facility in Denton Texas. During the second quarter of 2002 the Company was released from this contingent liability and recognized this transaction in other income. Without this one time event, the Company would have experienced losses from operations of $271,597 and $589,894 for the three and six months periods respectively ended June 30, 2002. Net earnings (loss) per common share for the three and six month periods ended June 30, 2003 were $0.00 and $0.00 respectively, as compared to $0.00 and $0.00 for the same periods of 2002. The reason there is no change in this figure is related to rounding. Both the 2002 income and 2003 loss are relatively small in comparison to the number of outstanding shares of Company stock.

Revenues for the three and six month periods ended June 30, 2003 were $785,262 and $1,144,683 respectively, as compared to $624,084 and $1,150,396 for the same periods in 2002, an increase of $161,178 and decrease of $5,713 respectively. Gross profit for the three and six month periods ended June 30, 2003 was $354,695 and $503,033 respectively, as compared to $252,662 and $578,156 for the same periods in 2002, an increase of $102,033 and a decrease of $75,123 respectively. The increase in revenue and Gross profit for the three-month period was attributable to increased sales of nuclear medicine reference and calibration standards. The decrease in revenues and Gross profit for the six-month period was attributable to an overall decline in gemstone production volumes.

Operating expenses declined to $401,534 and $790,316 respectively for the three and six-month periods ended June 30, 2003 compared to $543,419 and $795,907 for the same periods of 2002. Salaries and contract labor expenses for the three and six month periods ended June 30, 2003 were $110,982 and $213,752 respectively, as compared to $117,765 and $255,080 for the same periods of 2002, a decrease of $6,783 and $41,328 respectively. General, administrative and consulting expenses totaled $290,552 and $576,564 respectively for the three and six month periods ended June 30, 2003 as compared to $425,654 and $540,827 for the same periods of 2002, a decrease of $135,102 and an increase of $35,737 respectively. The overall decrease in expenses is largely attributable to the Company's efforts to control costs.

Interest expense for the three and six month period ended June 30, 2003 was $50,281 and $82,199 as compared to $44,669 and $88,611 for the comparable periods in 2002. The increase in second quarter interest expense was attributable to the short term loans made to the Company by several Principals and Directors during the period.

Liquidity and Capital Resources

On June 30, 2003 the Company had cash and cash equivalents of $824,518 compared to $441,904 at December 31, 2002. For the six months ended June 30, 2003, operating activities used cash of $264,325, investing activities provided cash of $159,322 and financing activities provided cash of $487,617. Cash from financing activities consisted primarily of short-term notes provided by several principals and directors.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors, and loans from stockholders and directors.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: sale of remaining Texas assets, contract manufacturing and marketing relationships; and technological and market developments. It is anticipated that the rights offering will convert a significant amount of the Company's current liabilities to equity and generate cash to be used for the acquisition of assets. This should improve the Company's financial strength, debt ratio, and attractiveness to lending institutions.

Although there can be no assurance, the Company expects that revenues will continue to increase. These increased revenues will provide sufficient funds for operations and capital expenditures.


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


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         Exhibits:

         99.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     CEO and CFO Certification


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


                                  International Isotopes Inc.
                                  (Registrant)



                                   By:  /s/ Steve T. Laflin
                                        -------------------------------------
                                        Steve T. Laflin
                                        President and Chief Executive Officer

Date: July 28, 2003

                                TABLE OF EXHIBITS



Exhibit Number      Name of Exhibit

99.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                CEO and CFO Certification