Form 10QSB
period 2003-09-30
INTERNATIONAL ISOTOPES INC
filed 2003-11-05
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2003


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

As of November 4, 2003 the number of shares of Common Stock, $.01 par value, outstanding was 139,363,046.

                          INTERNATIONAL ISOTOPES INC.


                               TABLE OF CONTENTS



                                                                       Page No.
PART I - FINANCIAL INFORMATION:

  Item 1 - Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets at
           September 30, 2003 and December 31, 2002                        3

           Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended September 30, 2003 and 2002,
           and for the Nine Months Ended September 30, 2003 and 2002       4

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2003 and 2002           5

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                      6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

  Item 3 - Controls and Procedures                                        11

PART II - OTHER INFORMATION:

  Item 6 - Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                13

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets

                                                                            September 30,    December 31,
                             Assets                                            2003             2002
         --------------------------------------------------                -------------    -------------
Current assets:
    Cash and cash equivalents                                              $     423,658    $     441,904
    Accounts receivable                                                          290,390          218,923
    Assets held for sale                                                            --            607,531
    Inventories                                                                2,210,267        2,279,828
    Receivable from Rights Offering                                              406,868             --
    Prepaids and other current assets                                            205,829          128,830
                                                                           -------------    -------------
       Total current assets                                                    3,537,012        3,677,016

Property, plant and equipment, net                                               428,557          236,053

                                                                           -------------    -------------
       Total assets                                                        $   3,965,569    $   3,913,069
                                                                           =============    =============

           Liabilities and Stockholders' Equity (Deficit)
         --------------------------------------------------

Current liabilities
    Accounts payable                                                       $     490,900    $     257,776
    Note payable related to assets held for sale                                    --            345,295
    Accrued liabilities                                                          152,934          342,091
    Current portion of mortgage and notes payable to banks                       893,608        1,226,520
                                                                           -------------    -------------
       Total current liabilites                                                1,537,442        2,171,682
                                                                           -------------    -------------
Long-term liabilities
Mortgage and notes payable to banks, excluding current portion                   852,251          909,738
Mandatorily redeemable preferred stock, $0.01 par value; 850 shares              850,000             --
                                                                           -------------    -------------
       Total long-term liabilities                                             1,702,251          909,738
                                                                           -------------    -------------
       Total liabilities                                                       3,239,693        3,081,420

Mandatorily redeemable preferred stock, $0.01 par value; 850 shares                 --            850,000

Stockholders' equity (deficit)
    Common stock, $0.01 par value; 250,000,000 shares authorized, issued and outstanding 139,363,046 shares at September 30, 2003
       and 95,581,135 shares at December 31, 2002                              1,393,630          955,812
    Additional paid-in capital                                                87,179,253       86,416,002
    Accumulated deficit                                                      (87,847,007)     (87,390,165)
                                                                           -------------    -------------
       Total stockholders' equity (deficit)                                      725,876          (18,351)
                                                                           -------------    -------------
       Total liabilities and stockholders' equity (deficit)                $   3,965,569    $   3,913,069
                                                                           =============    =============

     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations



                                                   Three Months ended September 30,       Nine Months ended September 30,
                                                   --------------------------------       --------------------------------
                                                       2003               2002                2003               2002
                                                   -------------      -------------       -------------      -------------
Revenue:
   Sales of product                                $     552,020      $     396,819       $   1,696,703      $   1,547,215

Cost of revenue:
   Cost of products                                      320,761            182,079             962,412            754,319
                                                   -------------      -------------       -------------      -------------
     Gross profit                                        231,259            214,740             734,291            792,896
                                                   -------------      -------------       -------------      -------------

 Operating costs and expenses:
   Salaries and contract labor                           129,196            107,867             342,948            362,947
   General, administrative and consulting                191,377            195,776             767,940            736,603
                                                   -------------      -------------       -------------      -------------
     Total operating expenses                            320,573            303,643           1,110,888          1,099,550
                                                   -------------      -------------       -------------      -------------
     Operating loss                                      (89,314)           (88,903)           (376,597)          (306,654)

Other income (expense):
   Other income (expense)                                 (1,438)            29,196              34,467            594,906
   Interest expense                                      (32,512)           (48,590)           (114,712)          (137,201)
                                                   -------------      -------------       -------------      -------------
     Net income (loss)                                  (123,264)          (108,297)           (456,842)           151,051

Preferred stock dividend, deemed dividends
   and accretion of discount                                --                 --                  --             (349,242)
                                                   -------------      -------------       -------------      -------------

Net loss applicable to common shareholders         $    (123,264)     $    (108,297)      $    (456,842)     $    (198,191)
                                                   =============      =============       =============      =============

Basic and diluted common loss per share            $        --        $        --         $        --        $        --
                                                   =============      =============       =============      =============

Weighted common shares used in per
   share calculation                                 102,871,252         95,164,468          98,007,969         83,678,357
                                                   =============      =============       =============      =============


     See accompanying notes to condensed consolidated financial statements.


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                        Nine Months ended September 30,
                                                                        -------------------------------
                                                                            2003               2002
                                                                        ------------       ------------
Cash flows from operating activities:
     Net income (loss)                                                  $   (456,842)      $    151,051
     Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities
         Depreciation and amortization                                        69,099             59,418
         Loss on disposal of property, plant and equipment                       394               --
         Release of contingent debt                                             --             (500,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                              (71,467)             3,925
            Prepaids and other assets                                        (76,999)           146,584
            Inventories                                                       69,561            217,982
            Accounts payable                                                 233,124            123,416
            Checks written in excess of cash in bank                            --             (101,714)
            Accrued liabilities                                             (141,330)           (11,672)
                                                                        ------------       ------------
              Net cash provided by (used in) operating activities           (374,460)            88,990
                                                                        ------------       ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                              (244,473)           (33,676)
     Proceeds from sale of assets held for sale                              262,235               --
                                                                        ------------       ------------
              Net cash provided by (used in) investing activites              17,762            (33,676)
                                                                        ------------       ------------

Cash flows from financing activities:
     Repurchase of preferred stock                                              --              (86,832)
     Offering costs                                                         (112,695)              --
     Proceeds from issuance of debt                                          760,000             75,000
     Principal payments on notes payable                                    (308,853)           (90,476)
                                                                        ------------       ------------
              Net cash provided by (used in) financing activities            338,452           (102,308)
                                                                        ------------       ------------

Net decrease in cash and cash equivalents                                    (18,246)           (46,994)
Cash and cash equivalents at beginning of period                             441,904            293,969
                                                                        ------------       ------------
Cash and cash equivalents at end of period                              $    423,658       $    246,975
                                                                        ============       ============

Supplemental disclosure of cash flow activities:
     Cash paid for interest, net of amounts capitalized                 $     84,684       $     81,877
                                                                        ============       ============

Supplemental disclosure of noncash transactions:
     Acquisition of equipment for note payable                          $     17,523       $       --
     Sale of assets held for sale through assumption of debt                 345,295               --
     Common stock issued in preferred stock conversion                          --           16,080,923
     Conversion of debt and accrued interest to rights offering              906,895            132,737
     Common stock issued in rights offering for note receivable              406,868               --


      See accompanying notes to condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)  The Company and Basis of Presentation

International Isotopes Inc. (the Company) was incorporated in Texas in 1995. The Company manufactures a wide range of nuclear medicine calibration and reference standards, processes and distributes radioisotopes for medical, industrial, and research applications; and processes Gemstones. As of September 30, 2003, the Company had 12 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Gazelle Realty, Inc. and International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

On September 12, 2003, the Company filed an S-8 Registration statement with the Securities and Exchange Commission in order to register up to 20,000,000 shares of common stock in relation to the Company's 2002 long term incentive program.

No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002:

Options issued during the nine months ended September 30, 2003 had a fair value of $0.03 per share using the following weighted average assumptions: risk free interest rate 3.4%, volatility 159.0%, expected life 10.0 years and expected dividend yield of 0%.

Recent Accounting Pronouncements - In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 at July 1, 2003, that required the Company to reclassify its 850 shares of mandatorily redeemable preferred stock with a redemption value and carrying amount of $850,000 from temporary equity to long-term liabilities. The adoption of this standard had no effect on net loss.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the requirements FIN 45 in the accompanying financial statements.

(2)  Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the nine month period ended September 30, 2003 the Company had a loss of $456,842. During the period ended September 30, 2002 the Company had earnings of $151,051 before preferred dividends and a loss applicable to common shareholders of $198,191. During the nine-month period ended September 30, 2003 and 2002, the Company's operations used cash in operating activities of $374,460 and provided cash in operating activities of $88,990 respectively. Management expects to generate sufficient cash flows to meet operational needs during the remainder of 2003 through product sales, financing, and operating capital; however, there is no assurance that these cash flows will occur.

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

For the three and nine months ended September 30, 2003, 16,000,000 options to acquire common stock, 850 Series B shares of redeemable convertible preferred stock and 87,580,306 warrants to acquire common stock were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2002, 17,746,646 options to acquire common stock and 850 Series B shares of redeemable convertible preferred stock were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

(4)  Inventories

Inventories consist of the following at September 30, 2003 and December 31, 2002

                                September 30, 2003      December 31, 2002
                                ------------------      -----------------
      Raw materials             $          268,265      $         294,662
      Work in progress                   1,932,283              1,971,551
      Finished goods                         9,719                 13,615
                                ------------------      -----------------
                                $        2,210,267      $       2,279,828
                                ==================      =================


(5)  Notes Payable

In January 2003, the Company entered into an agreement to sell the Waxahachie real estate for the assumption of the $345,295 debt associated with the property. As a result of the debt assumption, the Company remains contingently liable on the note with Texas State Bank for the remainder of the term should the purchaser default on this note.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recognized a $10,000 obligation under the guarantee that consists of the obligation to stand ready to reassume the note held at Texas State Bank in the event the purchaser defaults on the note. The obligation is based on the cost necessary for the purchaser to refinance the note, which would release Company from the guarantor position. Should the purchaser default on the note and the Company reassumes the liability, they would also regain the real estate.

During the quarter ended June 30, 2003, as part of an agreement with certain shareholders, the Company increased its short-term borrowing from these shareholders to $790,000. During the quarter ended September 30, 2003, these notes were converted to common stock as part of the rights offering mentioned below.

(6)  Stockholders' Equity, Options and Warrants

During  the  quarter   ended  March  31,  2003,  as  part  of  a  licensing  and
manufacturing settlement agreement, Bracco Diagnostics returned 8,242 shares of the Company's common stock. The shares were immediately canceled.

During the nine months ended September 30, 2003,  3,027,326  warrants to acquire
common  stock  with  exercise   prices  ranging  from  $4.00  to  $5.50  expired
unexercised.

Stock Options

During the quarter ended June 30, 2003, the Company granted 2,000,000 options to certain directors to purchase shares of common stock with an exercise price of $0.03 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through 2006.

At September 30, 2003 there were 16,000,000 options with a weighted average exercise price of $0.03 per share. Also at September 30, 2003 there were 8,000,000 options exercisable with a weighted average exercise price of $0.03 per share.

Stock Rights Offering

During the quarter ended September 30, 2003, the Company completed a rights offering to shareholders. The Securities and Exchange Commission declared the registration statement for the rights offering effective on July 28, 2003. The Company commenced the offering on August 12, 2003 and concluded it on September 12, 2003. Under the offering the Company offered 38,229,157 units. Shareholders received one Right for each share owned and could purchase one unit for every
2.5 rights received, at the subscription price of $0.03 per unit. Shareholders who fully subscribed were provided the additional privilege of over subscribing for up to an additional 14,500,000 units. Each unit included (i) one share of common stock, (ii) one warrant to purchase another share of common stock for $0.04, and (iii) one warrant to purchase an additional share of common stock for $0.05.

The total amount raised from the rights offering was $1,313,763. Of the total amount received by the Company, $906,806 was subscribed through shareholder tendering debt to equity and an additional $390,183 ($406,868 net of transfer agent costs of $16,685) was provided as a receivable which was settled in cash in October. The Company incurred an additional $96,010 in offering costs paid directly by the Company. The total offering costs were $112,695. Under the terms of the rights offering the Company issued 43,790,153 shares of common stock to participants bringing the total number outstanding to 139,363,046. In addition, the participants of the rights offer will receive an aggregate of 43,790,153 Series A warrants and 43,790,153 Series B warrants, which can be used to purchase additional shares of common stock for $0.04 and $0.05 respectively.

Warrants

At September 30, 2003, the Company has 87,580,306 warrants outstanding.

(7)  Commitments and Contingencies

Employment Contract

The Company has a five-year employment contract with the Company's president. This is a standard employment agreement without special terms or provisions and extends through February 2007.

Lease Agreement

Effective May 2, 2003, the Company entered into a new five year lease agreement for the Company's operating facility. This new lease offers the same terms and first rights to purchase considerations that existed in the previous lease agreement but increases the monthly lease rate and the purchase option price by an amount proportional to the square footage of the new facility expansion.

Dependence on Third Parties

Many of the isotopes used in the Company products are dependent upon other entities and organizations that directly control the production of those isotopes and the operation of those facilities. Action, or inaction, by those operators could cause an interruption or delay in the Company's production that could result in a loss of revenues to the Company and a loss of the value of Work in Process material. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has contracts with other clients for gemstone processing. A loss of the contract with Quali Tech Inc. would require the Company to seek other clients for gemstone processing. The Company has an obligation to purchase certain isotope production material through October 2004 from a materials supplier for $180,000.

Contingencies

All of the Company products share the common link of requiring stringent controls both from a quality and radiological control viewpoint. The Company has an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these products. An irrevocable, automatic renewable letter of credit against a Certificate of Deposit has been used to provide decommissioning financial assurance as required by the Nuclear Regulatory Commission.


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

RESULTS OF OPERATIONS

Three and nine-month periods ended September 30, 2003 and 2002. The Company's losses from operations for the three and nine-month periods ended September 30, 2003 were $123,264 and $456,842 respectively, as compared to earnings (loss) from operations of $(108,297) and $151,051 for the comparable periods of 2002. The change in earnings for the nine-month period was principally attributable to the one time removal of a $500,000 contingent liability the Company had in connection with the sale of the Linac facility in Denton Texas. During the second quarter of 2002 the Company was released from this contingent liability and recognized this transaction in other income. Without this one time event, the Company would have experienced losses from operations of $108,297 and $348,949 for the three and nine-month periods respectively ended September 30, 2003. The change in earnings for the three-month period was largely attributable to costs associated with the launch of new products. Net earnings (loss) per common share for the three and nine month periods ended September 30, 2003 were $0.00 and $0.00 respectively, as compared to $0.00 and $0.00 for the same periods of 2002. The reason there is no change in this figure is related to rounding. Both the 2002 income and 2003 loss are relatively small in comparison to the number of outstanding shares of Company stock.

Revenue for the three and nine-month periods ended September 30, 2003 were $552,020 and $1,696,703 respectively, as compared to $396,819 and $1,547,215 for the same periods in 2002 an increase of $155,801 and $149,488 respectively. Gross profit for the three and nine-month periods ended September 30, 2003 was $231,259 and $734,291 respectively, as compared to $214,740 and $792,896 for the same periods in 2002.

Operating expenses were $320,573 and $1,110,888 respectively for the three and nine-month periods ended September 30, 2003 compared to $303,643 and $1,099,550 for the same periods of 2002, an increase of $16,930 and 11,338 respectively. Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2003 were $129,196 and $342,948 respectively, as compared to $107,867 and $362,947for the same periods of 2002, an increase of $21,329 and a decrease of $19,999 respectively. General, administrative and consulting expenses totaled $191,377 and $767,940 respectively for the three and nine-month periods ended September 30, 2003 as compared to $195,776 and $736,603 for the same periods of 2002 a decrease of $4,399 and an increase of $31,337 respectively.

Interest expense for the three and nine-month period ended September 30, 2003 was $32,512 and $114,712 as compared to $48,590 and $137,201 for the comparable periods in 2002 a decrease of $16,078 and $22,849 respectively. The decrease was attributable to reductions in current and long-term debt.

Liquidity and Capital Resources

On September 30, 2003 the Company had cash and cash equivalents of $423,658 compared to $441,904 at December 31, 2002. For the nine months ended September 30, 2003, operating activities used cash of $374,460, investing activities provided cash of $17,762 and financing activities provided cash of $338,452.

The Company has financed its operations primarily by bank loans, product sales, sales of excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors and the recent rights offering. Of the $1,312,514 of capital raised through the rights offer $406,568 was provided as new cash and $906,836 was conversion of debt to equity. Most of this cash is being invested into equipment, hardware, and facilities in order to further expand production capability as evidenced by the Company's August 2003 announcement of the start of Lutetium-177 sales.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: continued improvement in sales of existing products and sale of several new products in 2004.Although there can be no assurance, the Company expects that revenues from existing products will continue to increase and new products will be launched to provide more funds for operations and capital expenditures.


ITEM 3. CONTROLS AND PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures.  Based  on  their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

        Exhibits:

                31 Certification by the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32    Certification  by the Chief  Executive and Chief Financial
                      Officer  Pursuant  to  18  U.S.C.   Section  1350  Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Reports on Form 8-K:

                On September 17, 2003 the Company submitted a form 8-K in order to report the conclusion and results of the Company rights offering.

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

Date: November 4, 2003