Form 10QSB/A
period 2003-09-30
INTERNATIONAL ISOTOPES INC
filed 2003-11-14
CIK 1038277

FORM 10-QSB/A
                                  (AMENDMENT 1)


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

Pursuant to this Form 10-QSB/A, the registrant amends "Part I Financial Information, Item 1. Financial Statements, Note 1 The Company and Basis of Presentation" to include a table showing the proforma expense related to stock options for the three and nine months ended September 30, 2003. No other changes were made to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003.


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


                                                          Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                          2003         2002          2003         2002
                                                        ---------    ---------     ---------    --------
Net loss applicable to common shareholders,
  as reported                                           $(123,264)   $(108,297)    $(456,842)  $(198,191)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                   (20,291)     (34,613)      (75,029)   (138,369)
                                                        ---------    ---------     ---------    --------

Pro forma net loss applicable to common shareholders    $(143,555)   $(142,910)    $(531,871)   $(336,560)
                                                        =========    =========     =========    =========

Basic and diluted loss per share, as reported           $      --    $      --     $      --    $      --
                                                        =========    =========     =========    =========

Basic and diluted loss per share, pro forma             $      --    $      --     $      --    $      --
                                                        =========    =========     =========    =========

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


Date:  November 11, 2003