Form 10KSB
period 2003-12-31
INTERNATIONAL ISOTOPES INC
filed 2004-03-25
CIK 1038277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Company's revenue for 2003 was $2,070,592.

The aggregate market value of the shares of common stock held by non-affiliates of the Company at March 18, 2004 was $6,963,494.

As of March 18, 2004 the number of shares outstanding of common stock, $.01 par value was 141,424,502 shares.

                           INTERNATIONAL ISOTOPES INC.

                                   FORM 10-KSB

                              PRELIMINARY STATEMENT

International Isotopes Inc., a Texas corporation, (together with its wholly owned subsidiary, International Isotopes Idaho Inc. ("I4") hereafter referred to as "we" or the "Company" or "I3") was initially formed as a Texas corporation in 1995 to produce, market, and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research, and industry. In 2001, the Company changed its mission and business strategy somewhat to focus upon other radioisotope products, manufacture calibration and reference standards for nuclear medicine, and provide general radiological measurement capability for processed gemstones. In 2003, the Company put two new supply agreements in place for Lu-177 and I-131 radioisotopes and expanded their processing facility to include processing and distribution capability for these isotopes in 2004.

Documents Incorporated by Reference

The information called for in Part III is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

                          INTERNATIONAL ISOTOPES INC.
                                  FORM 10-KSB


                               TABLE OF CONTENTS

                                                                        Page No.
Part I.

Item 1.   Business .....................................................     4
Item 2.   Properties ...................................................     7
Item 3.   Legal Proceedings ............................................     7
Item 4.   Submission of Matters to a Vote of Securities-Holders ........     7


Part II.

Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters ...............................     8
Item 6.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................     9
Item 7.   Financial Statements..........................................    14
Item 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .......................    15
Item 8A   Controls and Procedures.......................................    15


Part III.

Item 9.   Directors and Executive Officers of Registrant ...............    15
Item 10.  Executive Compensation .......................................    15
Item 11.  Security Ownership of Certain Beneficial Owners
             and Management ............................................    15
Item 12.  Certain Relationships and Related Transactions ...............    15
Item 13.  Exhibits, Financial Statement Schedule
             and Reports on Form 8-K ...................................    16
Item 14.  Principal Accountant Fees and Services .......................    16
Power of Attorney ......................................................    17
Signatures .............................................................    17

PART I

Item 1.  BUSINESS

General Business and Products Description

International Isotopes Inc., a Texas corporation, (together with its wholly owned subsidiary, International Isotopes Idaho Inc. ("I4") hereafter referred to as "we" or the "Company" or "I3") was initially formed as a Texas corporation in 1995 to produce, market, and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research, and industry. In 2001, we changed our mission and business strategy somewhat to focus upon other radioisotope products, manufacture calibration and reference standards for nuclear medicine, and provide general radiological measurement capability for processed gemstones. In 2003, we put two new supply agreements in place for Lu-177 and I-131 radioisotopes and expanded our processing facility to include processing and distribution capability for these new isotopes. The following paragraphs provide some additional details on our various business areas.

Radioisotope Products

We offer a selection of radioisotopes and radiochemicals for various applications including clinical research, life sciences, and industrial applications. In the past these isotopes have included Cobalt-60 (Co-60), Cobalt-57 (Co-57), Cesium-137 (Cs-137), and Barium-133 (Ba-133), which were typically sold as radiochemicals to be used in the manufacture of various reference or calibration standards for industry or medicine. The Cobalt-60 isotope produced by the Company is unique in that it is very high specific activity material. This high specific activity material can only be produced in a few nuclear reactors around the world such as the Department of Energy
Advanced Test Reactor at the Idaho National Laboratory, to which we currently have access. This high activity cobalt is sold in bulk to General Electric Nuclear who in turn fabricates sealed sources for the Leksell gamma knife.

During 2003 we put two new supply agreements in place with two independent producers to supply the additional isotopes of Lutetium-177 (Lu-177) and Iodine-131 (I-131) radiochemical. Lutetium-177 is currently being investigated in several different clinical applications including treatment of colon cancer, metastic bone cancer, Non-Hodgkin's Lymphoma, and lung cancer. In published cancer statistics, it is estimated that there are over half a million new cases of these cancers occurring each year in the U. S. and nearly two million cases worldwide. Clinical research with Lutetium-177 has been ongoing for several years and the isotope has demonstrated certain chemical and radiological properties which make it potentially very well suited as a cancer therapy product. We are obtaining our Lutetium-177 through an agreement with the University of Missouri Research Reactor (MURR), which has been a leading developer of radioisotopes suitable for patient trials and has also been a very reliable production source for these isotopes.

Also in 2003, we entered into a distribution agreement with a major global supplier of Iodine-131 radiochemical and plan on starting distribution within all 50 states beginning in the first quarter of 2004. Iodine-131 is currently being used on a large commercial scale within the U.S. for the treatment and diagnosis of various diseases of the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism. Iodine-131 is also being used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.

Calibration and Reference Standards

We are a contract manufacturer for a wide range of NIST traceable calibration standards and Quality Assurance check sources for various nuclear pharmacy and SPECT related equipment. These items include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers and penpoint markers. I3 is an exclusive contract manufacturer for Radqual LLC for these products. There are over 5,000 nuclear medicine centers around the country that require these types of products on a regular basis.

General Measurement and Radiological Services

The Company provides a host of analytical, measurement, and processing services on a contract basis to clients. Some of these services offered include detailed radioactivity analysis, gamma assay, ICP analysis, Type A package development and testing, and Health Physics consulting. The largest single product service in this area involves our packaging and post irradiation examination process for gemstone that has undergone irradiation for color enhancement. We have had an exclusive contract with Quali-Tech Inc. since 2001 to provide this service.

Fluorine products

We initiated evaluation and acquisition in 2003 of seven patents related to an entirely new product line for the Company - fluorine extraction process (FEP). We closed this acquisition on January 30, 2004. The FEP patents and intellectual property will be used for production of several high purity fluorine products and we will establish a new fluorine products division to capitalize upon this technology.

High purity fluorine gases are in ever-increasing demand for ion-implantation or chemical vapor deposition processes for microelectronics components and high-speed silicon chip manufacture. The FEP fluorine product is equal to or greater than 99.99% pure with no detectable uranium in the product gas. This makes our FEP products ideally suited to these specialty applications where ultra high purity gases are required. In addition, we anticipate that the production costs of FEP products will be low in comparison with ultra pure fluorine products manufactured by other common commercial methods enabling us to effectively compete with existing high purity fluorine product suppliers both on cost and purity.

To support the start-up of FEP we have entered into a marketing and technology consulting agreement with individuals knowledgeable and experienced with the processing technology and market applications for FEP products and leased an additional industrial facility for production of FEP gases. We believe that the market size and growth outlook for high purity fluorine products is excellent and should provide the Company an opportunity to grow our revenue substantially in coming years.

We believe that revenues generated from these business activities can be expected to have a positive effect upon our projections for continued growth in 2004 and should produce sufficient cash to meet our operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward-looking projections. Also see "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to the Company when considering an investment in our securities.

Company Licensing, Capabilities, and Qualifications

We are a participating member of the National Institute of Standards and Technology/ Nuclear Energy Institute's (NIST/NEI) Measurement Assurance Program
(MAP) for the radiopharmaceutical industry. This program participation ensures that we can provide analytical methods and standards necessary for accurate radioactivity measurement and is a requirement for most of the products manufactured for nuclear medicine reference and calibration standards. We are also a registered Food and Drug Administration (FDA) medical device manufacturer for Class I medical devices, including Nuclear Sealed Calibration Sources (892.1400) and Nuclear Flood Source Phantoms (892.1380), and have a fully implemented Quality Assurance program which meets the requirements of ANSI/ASME NQA-1 and 10 CFR 830.120.

We have an operating license issued from the Nuclear Regulatory Commission which defines the types and amounts of radioactive materials permitted within our facility. In 2003 the Company completed two additional revisions to this licensing to allow expanded production of our new radioisotopes, Lutetium-177 and Iodine-131.

Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse. Our current operations involve products that are used in a wide variety of applications and in various markets.

Radioisotope products are supplied typically in a bulk form and are highly competitive. The target market's for these products are customers who 1) incorporate them into finished industrial or medical devices 2) use these products in clinical trials for various medical applications, or 3) further process and include the material into a pharmaceutical product for FDA approved therapy or imaging.

Calibration and Reference Standards are required for the daily operational checks and calibration of the measurement or SPECT imaging devices frequently used in nuclear medicine. This calibration and quality assurance testing is required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. We exclusively manufacture these products for Radqual LLC, which in turn sells the products to several distributors around the U.S. We directly ship these products to all 50 states and Canada. There are two other major producers of these products within the U.S. and that directly compete with us for these products.

Most of our general measurement and radiological services are performed in support of gemstone processing. This material has undergone color enhancement by irradiation at the University of Missouri Research reactor. The gemstones are used in commercial jewelry manufactured by other companies in overseas locations. The color enhancement process is a highly competitive industry and there are several alternatives to irradiation treatment. There are also other reactors located in other regions of the world that also offer this irradiation service capability. The jewelry manufacturing industry is also a highly competitive industry.

We are developing our fluorine products in 2004 to address an opportunity we see in the increased market demand for certain high purity fluorine compounds in the microelectronics industry. Emerging technologies such as the increased use of silicon germanium processing chips for the wireless industry will require the use of high purity fluorine compounds such as germanium tetra fluoride. We plan to establish some manufacturing capacity for at least one of these compounds in 2004. Several of these fluorine compounds are already under production by other businesses. Since the cost of the FEP process is low we anticipate being able to be very price competitive with our fluorine products. However, this price advantage may initially be our only competitive advantage in this market.

Government Regulation

The Company has obtained a license from the Nuclear Regulatory Commission, Region IV that permits use and possession of by-product material. The scope of this license includes calibration and reference standard manufacturing and distribution, radioisotope processing and distribution, radioactive gemstone processing, environmental sample analysis, and various research and development activities. The existing license and permit's are adequate to allow all of the business operations. Expansion into FEP production will require additional permitting both through the NRC, State of Idaho, and the EPA. We will make every effort to prepare well planned and detailed applications for these additional permits, however, there can be no assurance of the time frame required for the various governmental agencies to review and approve these permits.

Regulation of Radioisotope Production Radioactive Waste

All of our manufacturing processes result in the generation of some radioactive waste. We must handle these wastes pursuant to the Low Level Radioactive Waste Policy Act of 1980, which states we are required to assure the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included into the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal.

The operating permit from the NRC also requires that we maintain an adequate cash reserve, in the form of a certificate of deposit and irrevocable letter of credit to the NRC to support our estimated decommissioning and disposal costs for the facility. We do not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium) and, therefore, our facility is not designated as a "nuclear" facility.

Other Regulations

Our sale of the isotopes Lutetium-177 and Iodine -131 for medical applications could cause us to be subject to additional regulations of the Food and Drug Administration (FDA). The Company is registered as a medical device manufacturer through the U.S. FDA for several of our nuclear medicine reference and calibration standards.

Employees

As of December 31, 2003 we had twelve full time employees. The employees of the Company possesses a significant depth of radiological safety and Health Physics professionals and technicians with experience in both government and commercial operating sectors. In addition, we have developed a wide array of capabilities directly related to manufacture and distribution of our products and miscellaneous service work for the nuclear industry and have increased our number of employees during the course of 2003 to support the growth of additional products.


Item  2.   PROPERTIES

During 2003 we completed a 3,500 square foot expansion of our current manufacturing facility and entered into a new five-year lease with purchase options on what is now a 12,000 square foot manufacturing facility in Idaho Falls. In early 2004 we also leased an additional adjacent 8,500 square foot facility, which we plan to use for manufacture of our fluorine products. The additional facility is also under a 5-year lease with purchase options similar to our existing facility.


Item 3.    LEGAL PROCEEDINGS

On February 20, 2004 a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against International Isotopes; International Isotopes of Idaho; Steve Laflin, an individual; Keith Allberg, an individual; Randall O'Kane, an individual; Radqual, a business form unknown and Does 1 through 100. The Case Number of the Suit is PCO34499. Mr. Laflin is the President and CEO of International Isotopes Inc. Mr. Allberg and Mr. O'Kane are principals of Radqual, a significant customer of International Isotopes Inc. The petition that was filed with the court contains numerous allegations against the defendants relating to the defendants manufacture and sale of products that incorporate radioactive isotopes. The petition alleges violation of the Uniform Trade Secrets Act and Conversion by the defendants by use of information that the plaintiff alleges it purchased or acquired from a previous employer of Mr. Allberg. The petition also contains allegations of unfair trade practices, interference with prospective business relationships, conspiracy, and violation of the RICO statute alleged to have occurred by the defendants engaging in a pattern of racketeering activity in interstate commerce. The Company believes the allegations of the petition are totally without merit and the Company intends to vigorously defend itself in the lawsuit. The Company has a manufacturing agreement with Radqual which indemnifies and holds harmless International Isotopes and its officers, agents, employees, and Affiliates from any loss, claim, action, damage, expense or liability arising from this suit. Therefore, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flow.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

An annual meeting of stockholders was conducted on April 29, 2003. The purpose of the meeting was to review Company performance and present 3 propositions for stockholder approval. The three propositions were 1) to elect three directors to serve until the next succeeding annual meeting and until their respective successors are elected and qualified; 2) to ratify the appointment by the Board of Directors of Hansen Barnett & Maxwell as independent certified public accountants of the Company for the fiscal year ending December 31, 2003; and 3) to approve an amendment to the Company's Articles of Incorporation to provide, in accordance with Texas law, that shareholder actions may be taken by written consent of the requisite percentage of shareholders without a shareholder meeting or a vote of all shareholders. A Proxy Statement, form of Proxy and a copy of the Annual Report on Form 10K as filed with the Securities and Exchange Commission were distributed to all stockholders on March 28, 2003. A total of 90% of the common shares voted and to approve propositions 1 and 2 and 76% of the shares outstanding voted in favor of proposition #3.

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

              Fiscal Year             Quarter       High        Low

                 2002                   1st         $0.15      $0.02
                 2002                   2nd         $0.13      $0.05
                 2002                   3rd         $0.09      $0.05
                 2002                   4th         $0.06      $0.03

                 2003                   1st         $0.05      $0.04
                 2003                   2nd         $0.08      $0.03
                 2003                   3rd         $0.14      $0.03
                 2003                   4th         $0.10      $0.03

On December 31, 2003, there were 335 holders of record of the Common Stock. The closing price on December 31, 2003 , of a share of common stock was $ 0.10. We have never paid any cash dividends on our common stock. In the future, and based upon Company profit performance, the Board of Directors of the Company will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business. It is unlikely that we will pay any dividends to shareholders for the foreseeable future.

Recent Registrations and Sales of Securities through Company Rights Offer

On September 12, 2003, the Company filed an S-8 Registration statement with the Securities and Exchange Commission in order to register up to 20,000,000 shares of common stock in relation to the Company's 2002 long term incentive program.

On August 12, 2003 we commenced a rights offering under which we offered 38,229,157 Units (each Unit includes (i) one share of common stock, (ii) one warrant to purchase another share of common stock for $.04, and (iii) one warrant to purchase an additional share of common stock for $.05) to our shareholders. The Securities and Exchange Commission had declared the registration statement for the rights offering effective on July 28, 2003.
Shareholders received one Right for each share owned and were entitled to purchase one Unit for every 2.5 Rights owned at a subscription price of $.03 per Unit. Shareholders who exercised all of their Rights in full were entitled to the additional privilege of over subscribing for and purchasing, subject to certain limitations and subject to allocation, any Units not acquired by other holders of Rights, plus up to an additional 14,500,000 Units if the Rights offer was over-subscribed. Complete information, subscription certificates, and a prospectus were mailed to all shareholders commencing on August 12, 2003 and were made available for viewing on our website. We completed the rights offering on September 12, 2003.

The total amount raised from the rights offer was $1,313,679, which corresponds to 100% of the basic shareholder subscription and an additional 38% of the over subscription amount permitted under the offering. Of the total amount received by the Company, $906,811 was subscribed through shareholder conversion of debt to equity and an additional $406,868 was provided as cash. Under the terms of the rights offering we issued 43,790,153 shares of common stock to participants, bringing the total number of outstanding common shares to 139,363,046. In addition, the participants of the rights offer received an aggregate of 43,790,153 Series A warrants and 43,790,153 Series B warrants, which can be used to purchase additional shares of common stock for $0.04 and $0.05 respectively. We invested the majority of net proceeds from the rights offer into equipment, hardware, and facilities in order to further expand production capability as evidenced by our start of Lutetium-177 and Iodine-131 sales.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This overview contains forward-looking statements that include, but are not limited to, our expectations regarding future financial condition and operating results, product development, business and growth strategy, market conditions and competitive environment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors disclosed in this document.

I3 was initially formed as a Texas corporation in 1995 to produce, market, and distribute a broad range of products used in diagnostic and therapeutic nuclear medicine, research, and industry. In 2001, we changed our mission and business strategy somewhat to focus upon other radioisotope products, manufacture calibration and reference standards for nuclear medicine, and provide general radiological measurement capability for processed gemstones. In 2003, we put two new supply agreements in place for Lu-177 and I-131 radioisotopes and expanded our processing facility to include processing and distribution capability for these new isotopes.

In 2003, we offered a selection of radioisotopes and radiochemicals for various applications including clinical research, life sciences, and industrial applications. These isotopes have included , Cobalt-57 (Co-57), Cesium-137 (Cs-137), Barium-133 (Ba-133), and most significantly Cobalt-60 (Co-60). We produce the cobalt in the Department of Energy Test Reactor at the Idaho National Laboratory. As a consequence, the production rate of the material and delivery schedules are effected by the operating schedule of that reactor and the support of the DOE prime operating contractor. Fortunately, the radiological half-life of Cobalt-60 is long enough that time delays do not normally present quality problems with our customer. However, these delays can result in significant changes to the times we complete sales and realize revenue from those sales. Such was the case in 2003 when numerous delays in the DOE reactor-operating schedule delayed our scheduled cobalt sale from November 2003 until February 2004. This delay significantly reduced our operating revenues for 2003.

During 2003, we entered into a new supply agreement with the University of Missouri Research Reactor (MURR) to supply the additional isotope Lutetium-177 (Lu-177). MURR has been a leading developer of radioisotopes suitable for patient trials and has also been a very reliable production source for this type of isotope. Lutetium-177 is currently being investigated in several different clinical applications including treatment of colon cancer, metastic bone cancer, Non-Hodgkin's Lymphoma, and lung cancer. Published cancer statistics estimate that there are over half a million new cases of these cancers occurring each year in the U. S. and nearly two million cases worldwide. Clinical research with lutetium-177 has been ongoing for several years and the isotope has demonstrated certain chemical and radiological properties which make it potentially very well suited as a cancer therapy product. We are actively marketing this radioisotope and attempting to cater to the research community that could require this product to support their trials in the coming years. Should clinical trials be successful one or more sponsors could be expected to begin phased trials necessary to eventually have FDA approval of products containing this isotope. That FDA approval process takes years to complete and requires extensive financial support by a sponsoring pharmaceutical company throughout that period. We will not be supporting the cost of this FDA approval process but hope to realize significant commercial revenues by supplying the isotope for clinical and investigational use customers.

Also in 2003, we entered into a distribution agreement with a major global supplier of Iodine-131 radiochemical. During the last half of 2003, we have purchased the necessary hot cell and process equipment and put two distribution agreements in place to facilitate sales of the isotope. We will launch distribution of this isotope within all 50 states beginning in the first quarter of 2004. Iodine-131 is currently being used on a large commercial scale within the U.S. for the treatment and diagnosis of various diseases related to the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism. Iodine-131 is also being used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.

We continued the contract manufacturing relationship with RadQual LLC in 2003, and this business area exhibited excellent growth. While competition in this business industry remains severe, we have been able to keep pace with the price discounts offered by our competitors and gain additional market share by offering what be believe is the best quality product in the market.

General measurement and radiological services in 2003 remained weak largely attributable to weakness in the gemstone markets and effects of global competition in the gemstone industry. We are not anticipating significant growth in this industry in the coming year and have, therefore, directed future resources towards the development of our other products and expansion into new business areas.

We completed an evaluation of a business opportunity involving the fluorine extraction process (FEP) and made a determination during 2003 to acquire from the current owner seven FEP related patents thus giving us exclusive U.S. rights to this technology. We believe there is an excellent market potential for the high purity fluorine products and we will spend considerable effort in 2004 working to put some initial production capability in place. Also to support the start-up of FEP, we have entered into a marketing and technology consulting agreement with individuals knowledgeable and experienced with the processing technology and market applications for FEP products and leased an additional facility for production of FEP gases.

We believe that revenues generated from these business activities can be expected to have a positive effect upon our projections for continued growth in 2004 and should produce sufficient cash to meet our operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward-looking projections. Also see "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to the Company when considering an investment in our securities.

Liquidity and Capital Resources

On December 31, 2003 we had cash and cash equivalents of $310,789 compared to $441,904 at December 31, 2002. For the year ended December 31, 2003, our cash flows included net cash used in operating activities of $788,924, net cash provided by financing activities of $572,418 and cash provided by investing activities of $81,976.

The Company incurred a loss applicable to common shareholders of $578,485 for the year ended December 31, 2003 and has an accumulated deficit of $87,968,650 since inception. Prior to 2003 the Company principally funded operations and plant and equipment expenditures from proceeds from public and private sales of equity as well as through asset sales.

In July 2002 we took out an additional loan with Texas State Bank for $100,000 and paid this loan in full in June 2003. As of December 31, 2003, the Company had net borrowings of $733,595 under a revolving line of credit with Texas State Bank that we reduced from $1,046,520 on January 1, 2003 through the sale of excess equipment held for sale. Subsequent to December 31, 2003 the Company converted this revolving line to a fixed term note with a maturity date of June 30, 2004 and began making regular monthly interest only payments. We anticipate working with Texas State Bank to extend the maturity date of this note to at least December 31, 2004. We also established a $250,000 revolving line of credit with Texas State Bank in January 2004 to provide additional operating capital. The maturity date of that note is also June 30, 2004 and at that time the Company will reevaluate whether to continue or close this revolving line. As of the submittal date of this form 10-KSB we have not withdrawn funds on this revolving line of credit.

During the quarter ended June 30, 2003, as part of an agreement with certain shareholders, the Company increased its short-term borrowing from these shareholders to $790,000. During the quarter ended September 30, 2003, these notes were converted to common stock as part of our rights offering.

The Company completed an unsecured note purchase agreement on January 21, 2004 with certain of the Company's Principal investors and Directors totaling
$650,000. This is an unsecured note accruing interest at 6% per year with a maturity date of December 31, 2005. Interest is to be paid on this note on a semi-annual basis and the Company has the option to prepay the principal balance at any time prior to maturity. The principal of the note and any accrued interest is convertible into shares of the Company's common stock at any time at the option of the holder prior to maturity. The conversion price for this conversion option was based on the market value of the common stock and was determined to be $0.18 per share.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues

Total revenues were $2,070,592 in 2003 as compared to $2,181,704 in 2002, a decrease of $111,112 or 5%. This decrease was primarily attributable to a delay in a major cobalt sale originally planned for November 2003 but delayed into 2004 because of circumstances beyond our control. Had this sale taken place as planned our revenues for 2003 would have totaled approximately 2,444,592 and represented a 12% increase over 2002. Other contributing factors to revenue in 2003 were a 24% increase in the revenue from sales of nuclear medicine reference and calibration standards and a 30% decline in gemstone processing revenues. Increased revenues from nuclear medicine reference and calibration standards came through increased sales of existing products and sales from several new products added during 2003. The decline in gemstone revenues came as our exclusive customer came under increasing competition in the color enhancement and costume jewelry industry.

Cost of revenues

Cost of revenue for 2003 was $1,151,161 compared to $1,071,690 in 2002, an increase of $79,471 or 7%. Most of this increase was attributable to the addition of several new products and costs of special contracts.

Operating costs and expenses

Total operating costs and expenses for 2003 were $1,582,512, as compared to $1,402,664 in 2002, an increase of $179,848 or 13%. The increase was attributable to increased staffing and efforts in research and development related to implementation of Lutetium-177 and Iodine-131 production capability. We also increased our expenditures in marketing and advertising related to these new products and incurred additional investor relations expense to improve communication with our shareholders.

Other income (expense)

The total of Other Income (expense) in 2003 was $108,332 compared to an expense of ($57,803). The difference was principally attributable to a decrease in the interest expense incurred in the year and the sale of certain fully impaired assets.

Continuing Operations

The net loss from continuing operations was $554,749 in 2003 compared to a loss of $350,453 in 2002. The $204,296 increase in net loss was primarily attributable to increases in equipment depreciation, research and development, marketing consultants, and additional labor support. All of these increased expenses were directed toward the development of new nuclear medicine reference and calibration standards and implementing processing and distribution capability for the new isotopes Lutetium-177 and Iodine-131.

Forward Looking Information

The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Commission, regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations, and other factors set forth among the risk factors noted below or in the description of our business in Item 1 of this Report, as well as factors contained in the Company's other securities filings.

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

In 2004 we will continued to offer our selection of radioisotopes and radiochemicals for various applications including clinical research, life sciences, and industrial applications. In 2004 we plan to expand our utilization of the test reactor and begin producing larger quantities of lower activity Cobalt-60 that is required for a wider range of customers and applications.

During 2003 we put a new supply agreement in place with the University of Missouri Research Reactor (MURR) to supply Lutetium-177. Lutetium-177 is currently being investigated in more than thirty different clinical applications including treatment of colon cancer, metastic bone cancer, Non-Hodgkin's Lymphoma, and lung cancer. During 2004 we will actively market this radioisotope and attempt to cater to the research community that could require this product to support their trials.

We will also market our newest product, Iodine-131 within all 50 states beginning in the first quarter of 2004. Iodine-131 is currently being used on a large commercial scale within the U.S. for the treatment and diagnosis of various diseases related to the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism and it is being used in a host of investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. We expect to quickly develop a wide customer base and sell product to many of the independent pharmacy networks in the U.S.

The contract manufacturing relationship with RadQual LLC will continue through 2004 and we expect this business area to continue to exhibit excellent growth in 2004. Several new products were introduced in 2003 and some additional products will be introduced in 2004.

General measurement and radiological services in 2003 remained weak largely attributable to weakness in the gemstone markets and effects of global competition in the gemstone industry. We are not anticipating significant growth in this industry in the coming year and have, therefore, directed future resources to other product areas.

We will spend considerable effort in 2004 to put some initial production capability of some FEP compounds in place. Efforts will also be directed at initiating our licensing and permitting process for larger scale production of these FEP gasses in subsequent years.

We believe that revenues generated from these business activities can be expected to have a positive effect upon our projections for continued growth in 2004 and should produce sufficient cash to meet our operational needs. However, prospective investors are cautioned regarding the speculative nature of any forward-looking projections. Also see "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to the Company when considering an investment in our securities.

Company Risk Factors

International Isotopes has incurred and may continue to incur losses. With the exception of 2002, we have incurred net losses for most fiscal periods since our inception. From inception (November 1995) through December 31, 2003 the Company generated $19,316,817 in revenues and had an accumulated deficit (including preferred stock dividends and returns) in the amount of $87,968,650. However, although we cannot provide any assurance we believe the Company's continued growth and our new business products will produce sufficient revenue to meet our 2004 cash flow and operational needs.

We may need additional financing to continue operations. As of December 31, 2003 we have an outstanding debt of $733,595 on short term note with Texas State Bank. That note matures on June 30, 2004 and is secured with our accounts receivable and fixed assets. We will have to negotiate an extension of terms on this note at the maturity date. The Company also has a ten-year note for $840,753 at 7% interest to our former Chairman of the Board. Principal and interest payments on this note are to be paid annually based upon net profits of the Company (annual principal payment to equal 30% of net pre-tax profits).

Remaining  Company  Obligations  on the Texas State Bank Loan for the Waxahachie
Property. In 2002 the Company and Texas State Bank agreed to have our loan assumed by an individual in consideration of our sale of the Waxahachie property. As of December 31, 2003 the remaining outstanding balance on this loan was $329,357. Should this individual default on the assumed note, the liability for the loan would revert to the Company.

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

Operational hazards (i.e., spills, faults, ventilation failure, etc.) could result in the spread of contamination within our facility and require additional funding to correct. An irrevocable, automatic renewable letter of credit against a $150,000 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for our Idaho facility license. If a contamination event resulted in greater liability to us we would have to borrow money or fund the liability from our future revenue.

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

We are dependent on various third parties in connection with our business operations. The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, who controls the Idaho reactor and laboratory operations. Our gemstone production is tied to an exclusive agreement with Quali Tech Inc. and this current agreement expires in November 2004. Nuclear medicine calibration and reference standard manufacturing is conducted under an exclusive contract with RadQual, LLC, which in turn has agreements in place with several companies for marketing and sales.

We are subject to competition from other companies. Each of the business areas of the Company has direct competition from other businesses. HSA cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by several other manufacturers in the U.S. and overseas, and there is at least one other gemstone processor in Europe. Lutetium-177 and I-131 isotope is manufactured by several other companies in the world, and there are also other suppliers of high purity fluorine products. Each of our competitors has significantly greater financial resources than us and that could create a competitive advantage for them over us.

We are named as Defendant in a lawsuit filed by Iso-Science Laboratories Inc. A lawsuit has been filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories against International Isotopes Inc. and others. The Company believes the allegations of the petition are totally without merit. However, there can be no guarantee of the outcome of this suit and an unfavorable outcome could result in the loss of a major line of revenues and require substantial payments to the Plaintiff.

New Accounting Standards

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


Item 7.    FINANCIAL STATEMENTS

The following financial statements are included herewith:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

         Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

         Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


Item 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III.


Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2003, the close of our fiscal year.


Item 10.   EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation and Other Matters" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2003, the close of our fiscal year.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  set forth under the captions  "Outstanding  Capital  Stock and
Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2003, the close of our fiscal year.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Transactions" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2003, the close of our fiscal year.

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

21. International Isotopes Idaho Inc. is the sole subsidiary of the Company.

23.        Power of Attorney (included as part of signature page).

31.1       Certification under section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification under section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

The Company filed a Form 8K on September 17, 2003 reporting the Company had completed its previously announced rights offering to existing shareholders


Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31 2002 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2002 and 2003 are summarized as follows:

                                2002        2003
                               -------     -------
           Audit               $49,758     $65,496
           Audit Related          -           -
           Tax                    -           -
           All Other              -           -
                               -------     -------
           Total               $49,758     $65,496

Audit Fees. Audit fees were for professional services rendered in connection with the company's annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Audit Committee has the authority to grant pre-approvals of non-audit services.

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


March 24, 2004                      By: /s/ Dr. Ralph Richart
                                        ----------------------------
                                        Dr. Ralph Richart
                                        Chairman of the Board of Directors


March 24, 2004                      By: /s/ Steve T. Laflin
                                        ----------------------------
                                        Steve T. Laflin
                                        President, Chief Executive Officer,
                                        Director, Chief Financial Officer, and
                                        Principal Accounting Officer


March 24, 2004                      By: /s/ Christopher Grosso
                                        ----------------------------
                                        Christopher Grosso
                                        Director, Audit Committee Chairman

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS


                                                                        Page No.

Report of Independent Certified Public Accountants....................     19

FINANCIAL STATEMENTS

Consolidated Balance Sheets
   as of December 31, 2003 and 2002....................................    20

Consolidated Statements of Operations for the years ended
   December 31, 2003 and  2002.........................................    21

Consolidated Statements of Stockholders' Deficit for the
   years ended December 31, 2003 and 2002..............................    22

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003 and 2002..........................................    23

Notes to Consolidated Financial Statements ............................    25

      HANSEN, BARNETT & MAXWELL
    A Professional Corporation
   CERTIFIED PUBLIC ACCOUNTANTS               Registered with the Public Company
     5 Triad Center, Suite 750                    Accounting Oversight Board
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200                      An Independent member of
        Fax: (801) 532-7944                             Baker Tilly
          www.hbmcpas.com                              International




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
International Isotopes Inc

We have audited the accompanying consolidated balance sheets of International Isotopes Inc and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                 HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 6, 2004

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                       December 31,
                                                              -----------------------------
                    Assets                                        2003             2002
 -----------------------------------------------              ------------     ------------
Current assets:
    Cash and cash equivalents                                 $    160,216     $    294,746
    Accounts receivable                                            203,152          218,923
    Assets held for sale (Note 2)                                     --            607,531
    Inventories (Note 3)                                         2,283,752        2,279,828
    Prepaids and other current assets                              190,979          128,830
                                                              ------------     ------------
      Total current assets                                       2,838,099        3,529,858
                                                              ------------     ------------

Long-term assets
    Restricted certificate of deposit                              150,573          147,158
    Property, plant and equipment, net (Note 4)                    617,287          236,053
    Capitalized lease disposal costs, net of accumulated
      amortization of $35,604 (Note 10)                            113,728             --
                                                              ------------     ------------
      Total long-term assets                                       881,588          383,211
                                                              ------------     ------------
      Total assets                                            $  3,719,687     $  3,913,069
                                                              ============     ============


  Liabilities, Redeemable Convertible Preferred
     Stock and Stockholders' Equity (Deficit)
 -----------------------------------------------
Current liabilities
    Accounts payable                                          $    320,554     $    257,776
    Accrued liabilities                                            150,475          342,091
    Note payable related to assets held for sale
      (Notes 2 and 5)                                                 --            345,295
    Current installments of mortgage and notes
      payable (Note 5)                                             756,725        1,226,520
                                                              ------------     ------------
      Total current liabilities                                  1,227,754        2,171,682
                                                              ------------     ------------

Long-term liabilities
    Obligation for lease disposal costs (Note 10)                  149,332             --
    Mortgage and notes payable, excluding current
      installments (Note 5)                                        898,664          909,738
    Mandatorily redeemable preferred stock, $0.01
      par value; 850 shares (Note 6)                               850,000             --
                                                              ------------     ------------
      Total long-term liabilities                                1,897,996          909,738
                                                              ------------     ------------
      Total liabilities                                          3,125,750        3,081,420

Mandatorily redeemable preferred stock, $0.01 par
   value; 850 shares                                                  --            850,000
                                                              ------------     ------------

Stockholders' equity (deficit) (Note 6)
    Common stock, $0.01 par value; 250,000,000 shares
      authorized; 139,363,046 and 95,581,135 shares
      issued and outstanding, respectively                       1,393,630          955,812
    Additional paid-in capital                                  87,168,957       86,416,002
    Retained earnings/(deficit)                                (87,968,650)     (87,390,165)
                                                              ------------     ------------
      Total stockholders' equity (deficit)                         593,937          (18,351)
                                                              ------------     ------------
      Total liabilities, redeemable convertible
        preferred stock and stockholders'
        equity (deficit)                                      $  3,719,687     $  3,913,069
                                                              ============     ============


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                           Years ended December 31,
                                                        -------------------------------
                                                            2003              2002
                                                        -------------     -------------
 Sales of product                                       $   2,070,592     $   2,181,704
 Cost of products                                           1,151,161         1,071,690
                                                        -------------     -------------
     Gross profit                                             919,431         1,110,014
                                                        -------------     -------------

 Operating costs and expenses:
   Salaries and contract labor                                495,724           469,704
   General, administrative and consulting                   1,029,602           594,405
   Research and development                                    57,186              --
   Restructuring charges                                         --             338,555
                                                        -------------     -------------
     Total operating expenses                               1,582,512         1,402,664
                                                        -------------     -------------
     Operating loss                                          (663,081)         (292,650)

 Other income (expense):
   Other income                                                35,996           115,485
   Gain from sale of assets held for sale                     212,200              --
   Interest income                                              3,626             7,909
   Interest expense                                          (143,490)         (181,196)
                                                        -------------     -------------
     Total other income (expense)                             108,332           (57,803)
                                                        -------------     -------------
     Loss from continuing operations                         (554,749)         (350,453)

 Gain on disposal of discontinued operations
   (less applicable taxes of $0)                                 --             500,000
                                                        -------------     -------------
 Income (loss) before cumulative effect
   of change in accounting principle                         (554,749)          149,547

 Cumulative effect of change in accounting
   principle                                                  (23,736)             --
                                                        -------------     -------------
     Net income (loss)                                       (578,485)          149,547
 Preferred stock dividends from accretion
   of discount                                                   --            (349,242)
                                                        -------------     -------------
 Net loss applicable to common shareholders             $    (578,485)    $    (199,695)
                                                        =============     =============
 Basic and diluted loss per share amounts
   from continuing operations                           $       (0.01)    $       (0.01)

 Gain on disposal of discontinued operations                      --               0.01
                                                        -------------     -------------
 Net loss per common share - basic and diluted          $       (0.01)    $       (0.00)
                                                        =============     =============

 Weighted average common shares outstanding -
   basic and diluted                                      108,346,738        86,654,052
                                                        =============     =============

          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Deficit
                     Years ended December 31, 2003 and 2002


                                                              Common Stock             Additional                       Total
                                                      ----------------------------      Paid-in      Accumulated     Stockholders'
                                                         Shares          Amount         Capital        Deficit      Equity/(Deficit)
                                                      ------------    ------------    ------------   ------------   ---------------
Balance January 1, 2002                                 26,581,135    $    265,812    $ 70,575,834   $(87,190,470)  $   (16,348,824)

Preferred stock dividends from accretion of
    insurance costs on redeemable convertible
    preferred stock                                           --              --              --         (349,242)         (349,242)
Conversion of 10,000 shares Series A redeemable
    convertible preferred stock for common stock
    valued at $.20 per share                            50,000,000         500,000       9,500,000           --          10,000,000
Redemption of 2,817 shares Series B redeemable
    convertible preferred stock at $30.82 per
    share, total redemption $86,832                           --              --         2,730,168           --           2,730,168
Conversion of 3,800 shares Series B redeemable
    convertible preferred stock for common stock
    valued at $.20 per share                            19,000,000         190,000       3,610,000           --           3,800,000

Net income                                                    --              --              --          149,547           149,547
                                                      ------------    ------------    ------------   ------------   ---------------
Balance December 31, 2002                               95,581,135         955,812      86,416,002    (87,390,165)          (18,351)

Cancellation of 8,242 shares of common stock
   as part of a licensing agreement                         (8,242)            (82)             82           --                --
Common stock issued as part of rights offering
   net of offering costs of $122,906                    43,790,153         437,900         752,873           --           1,190,773

Net loss                                                      --              --              --         (578,485)         (578,485)
                                                      ------------    ------------    ------------   ------------   ---------------
Balance December 31, 2003                              139,363,046    $  1,393,630    $ 87,168,957   $(87,968,650)  $       593,937
                                                      ============    ============    ============   ============   ===============


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                   Years ended December 31,
                                                                   -----------------------
                                                                     2003          2002
                                                                   ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                               $(578,485)    $ 149,547
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization                                     112,753        80,166
   Gain from sale of assets held for sale                           (212,200)
   Gain on release foregiveness of debt of
     discontinued operations                                            --        (500,000)
   Cumulative effect of change in accounting principle                23,736          --
Changes in operating assets and liabilities:
   Restricted certificate of deposit                                  (3,415)      (14,544)
   Accounts receivable                                                15,771       (80,392)
   Prepaids and other current assets                                 (62,149)      158,244
   Inventories                                                        (3,924)      257,691
   Accounts payable and accrued liabilities                          (81,011)      102,380
                                                                   ---------     ---------
         Net cash (used in) provided by operating activities        (788,924)      153,092
                                                                   ---------     ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                        (392,460)      (36,183)
   Proceeds from assets held for sale                                474,436       122,000
                                                                   ---------     ---------
         Net cash provided by investing activites                     81,976        85,817
                                                                   ---------     ---------

Cash flows from financing activities:
   Cash paid for redemption of convertible preferred stock              --         (86,832)
   Proceeds from issuance of common stock                            406,868          --
   Payments for offering costs                                      (122,906)         --
   Checks written in excess of cash in bank                             --        (101,714)
   Proceeds from issuance of debt                                    760,000       232,257
   Principal payments on notes payable                              (471,544)     (149,229)
                                                                   ---------     ---------
         Net cash provided by (used in) financing activities         572,418      (105,518)
                                                                   ---------     ---------

Net change in cash and cash equivalents                             (134,530)      133,391
Cash and cash equivalents at beginning of year                       294,746       161,355
                                                                   ---------     ---------
Cash and cash equivalents at end of year                           $ 160,216     $ 294,746
                                                                   =========     =========


                                   (Continued)


                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                    Continued

                                                                     Years ended December 31,
                                                                   ---------------------------
                                                                      2003            2002
                                                                   -----------     -----------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                          $   113,462     $   101,748
                                                                   ===========     ===========

Supplemental disclosure of noncash financing and investing transactions:

   Common stock issued on conversion of preferred stock            $      --       $13,800,000

   Difference in redemption value and liquidation value of
      preferred stock redeemed for cash                                   --         2,730,168

   Accretion of issuance costs on preferred stock                         --           349,242

   Conversion of accrued interest to note payable                         --           132,736

   Acquisition of equipment for note payable                            89,660            --

   Sale of assets held for sale through assumption of debt             345,295            --

   Conversion of debt and accrued interest to common stock             906,811            --




           See accompanying notes to consolidated financial statements

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company owns 100% of the outstanding common shares of Gazelle Realty, Inc. and International Isotopes Idaho, Inc. (I4). Gazelle Realty was dissolved in December 2003 and I4 holds the remaining assets of the Company and conducts its operations.

         Nature of Operations - The Company is a manufacturer of calibration and reference standards for nuclear medicine, provides general radiological measurement capability for processed gemstones, offers a selection of radioisotopes and radiochemicals for various applications such as clinical research or industrial applications, and supplies cobalt-60 isotope for use in the Leksell Gamma Knife. With the exception of cobalt-60, the Company's normal operating cycle is considered to be one year. Due to the time required to produce high specific activity (HSA) cobalt-60, the Company's operating cycle for the cobalt-60 is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Significant Accounting Policies

         (a)    Financial Instruments and Cash Equivalents

                The carrying value of notes payable approximates fair value because they bear interest at rates which approximate market rates.

                Cash, cash equivalents and restricted certificate of deposit of $310,789 and $441,904 at December 31, 2003 and 2002,
                respectively,   consist  of  operating  accounts,  money  market
                accounts and certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

                At December 31, 2003 the Company has pledged a certificate of deposit in the amount of $150,573. The certificate of deposit is pledged as security on a letter of credit. The letter of credit is required as part of the licensing agreement with the Nuclear Regulatory Commission ("NRC"). Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC. Accordingly, withdrawal of the certificate is restricted over the remaining life of the license.

                At December 31, 2003, the Company had $110,639 of cash deposits in excess of federally insured limits.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         (b)    Property, Plant and Equipment

                Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the asset. The ranges of estimated useful lives are as follows:

                                                       Years
                            Furniture & fixtures        3-5
                            Plant and improvements       5
                            Production equipment        5-10


                Depreciation expense was $112,753 and $80,166 for the years ended December 31, 2003 and 2002, respectively.


         (c)    Inventories

                Inventories are carried at the lower of cost or market. Cost is determined using the first in, first out method. Work in progress inventory contains product that is undergoing irradiation. This irradiation process can take up to three years to reach high specific activity (HSA) levels.

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

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

                Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2003 or 2002.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         (g)    Cumulative Effect of Change in Accounting Principle

                The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, on that date the Company recorded asset retirement costs and liabilities and recorded an adjustment for the cumulative effect on prior years of adopting SFAS No. 143 in the amount of $23,736 as a reduction in earnings, which had no effect on basic or diluted income per common share.

         (h)    Revenue Recognition

                Revenue is  recognized  when  products are shipped.  No warranty
                coverage  or  right  of  return   provisions   are  provided  to
                customers.

                The Company has three significant customers and relies heavily on a limited number of suppliers. Management believes other suppliers and other marketing/customer opportunities could be pursued and has taken steps in 2003 to explore alternative vendors and expand its limited customer base through the addition of new products such as I-131 and Lu-177.

                At December 31, 2003, sales to these three significant customers accounted for $1,222,788, $377,309 and $345,698 of total sales.
                At December 31, 2002, sales to these same three customers accounted for $977,055, $659,866 and $491,587 of total sales.

         (i)    Research and Development Costs

                The Company had research and development expenses totaling $57,186 in 2003. These expenses were associated with initial development of the processing opportunities for the lu-177 and I-131 isotopes and for development work associated with addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials and various markers.

         (j)    Shipping and Handling Costs

                The Company expenses all shipping and handling costs incurred. For the years ended December 31, 2003 and 2002, the Company expensed $108,751 and $139,616 as shipping and handling costs. These costs are reported as general, administrative and consulting costs on the statements of operations.

         (k)    Stock Option Plan

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


                No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

                                                         2003           2002
                                                      ----------     ----------

               Net loss applicable to common
                 shareholders, as reported            $ (578,485)    $ (199,695)

               Deduct:  Total stock-based
                 employee compensation expense
                 determined under fair value
                 based method for all awards,
                 net of related tax effects              (95,319)      (168,911)
                                                      ----------     ----------
               Pro forma net loss per common share    $ (673,804)    $ (368,606)
                                                      ==========     ==========

               Loss per share, basic and diluted:
                 As reported                          $    (0.01)    $        -
                                                      ==========     ==========
                 Pro forma                            $    (0.01)    $        -
                                                      ==========     ==========

         (l)    Net Loss Per Common Share-Basic and Diluted

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

                As of December 31, 2003 and 2002, there were 103,580,306 and 17,027,326 options and warrants and 850 shares of Series B redeemable convertible preferred stock outstanding, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

         (m)    Recent Accounting Pronouncements

                In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. The Company adopted the requirements of SFAS 150 on July 1, 2003. This adoption had no effect on reported net loss.

                In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the requirements FIN 45 in the accompanying financial statements. This adoption had no effect on net loss for the year ended December 31, 2003 and increased the loss applicable to common shareholders $10,000 during the year ended December 31, 2002.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         (n)    Reclassifications

                Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net loss.


NOTE 2 - BUSINESS CONDITION AND LIQUIDITY

         Business Condition - The Company has a history of recurring losses to common shareholders with an accumulated deficit of $87,968,650 at December 31, 2003 and a net loss applicable to common shareholders of $578,485 for the year then ended. The Company's working capital has increased by $252,169 from the prior year and the Company has used cash flows from operations of $788,924.

         During the year ended December 31, 2003 the Company put in place two new isotope supply agreements for Lu-177 and I-131, increased the range of products offered in the nuclear medicine reference and calibration business area, purchased patents for exclusive rights to a fluorine extraction process, and submitted for regulatory approval an additional nuclear medicine reference standard. Management anticipates revenues to result from these new products and business activities in 2004, although not assured. In an effort to get these projects started and provide additional operating capital, the Company has also received $650,000 in convertible debt subsequent to December 31, 2003.

         As discussed in note 8, during February 2004, the Company was served with a lawsuit that if settled in a manner unfavorable to the Company could result in the loss of its major line of revenues and require substantial payments to the plaintiff. The Company intends to vigorously defend itself in this lawsuit.


NOTE 3 - INVENTORIES

         Included in inventory are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, and completed flood sources and irradiated cobalt. Inventories consisted of the following at December 31, 2003 and 2002:

                                               2003             2002
                                            ----------       ----------

                 Raw materials              $  268,265       $  294,662
                 Work in progress            2,007,066        1,971,551
                 Finished goods                  8,421           13,615
                                            ----------       ----------
                                            $2,283,752       $2,279,828

         Work in progress includes cobalt-60 isotopes that are located in the Federal Governments Advanced Test Reactor located outside Idaho Falls, Idaho. These isotopes are at various stages of irradiation with some isotopes near completion and others could require up to three years to complete. At December 31, 2003 and 2002, these isotopes had a carrying value of $1,889,003 and $1,924,550, respectively.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows at December 31, 2003 and 2002:

                                                     2003            2002
                                                   ---------       ---------
         Furniture and fixtures                    $  49,931       $  39,641
         Plant and improvements                       48,507          21,270
         Production equipment                        791,444         349,240
                                                   ---------       ---------
                                                     889,882         410,151
         Less accumulated depreciation              (272,595)       (174,098)
                                                   ---------       ---------
         Property, plant & equipment, net          $ 617,287       $ 236,053
                                                   =========       =========

NOTE 5 - MORTGAGE AND NOTES PAYABLE

         During the year ended December 31, 2002, certain shareholders advanced the Company $80,000 of short term financing. This financing bore interest at 5% and was due by December 31, 2003. During the year ended December 31, 2003, these shareholders advanced an additional $710,000 under the same terms. In connection with the rights offering completed in September 2003, these shareholders converted the total funds advanced of $790,000 plus accrued interest of $14,326 to common stock. At the date the conversion was granted, the conversion rate was not beneficial to these shareholders, based on the market value of the common stock.

         At December 31, 2002, the Company had a note payable to the former chairman of the board in the amount of $909,737. In connection with the rights offering completed in September 2003, this individual converted $68,985 of principal and $33,500 of accrued interest to common stock. At the date the conversion was granted, the conversion rate was not beneficial to this individual, based on the market value of the common stock.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         Mortgage and notes payable as of December 31, 2003 and 2002, consist of the following:


                                                          2003         2002
                                                       -----------  -----------
Revolving line of credit with a bank, bearing interest
at 7%;  interest payments due monthly; secured by
equipment, accounts receivable and inventory; settled
during 2003.                                           $         -  $   100,000

Short-term note payable to certain investors, bearing
interest at 5%; converted to equity during 2003.                 -       80,000

Note payable to a finance company accrues interest at
8.7%; due in monthly installments of $1,488; secured
by equipment; due in 2008.                                  69,161            -

Note payable to a company, accrues interest at 0%;
payable in quarterly installments of $2,970; secured
by equipment; due in 2005.                                  11,880            -

Promissory note to a bank, bearing interest at 7.5%
due monthly; converted from a revolving line of credit
on January 15, 2004 (Note 11); secured by equipment,
accounts receivable and inventory; due July 2004.          733,595    1,046,520

Note payable to a bank bearing interest at 9.5%;
secured by Waxahachie real estate; settled during 2003
(Note 9).                                                        -      345,295

Note payable to the former chairman of the board,
interest accrues at 7%; payable annually on April 1;
principal payments are due annually on April 1
consisting of 30% of prior year net income, with
remaining balance due April 2012; unsecured.               840,753      909,738
                                                       -----------  -----------

Total mortage and notes payable to banks                 1,655,389    2,481,553
Less: current maturities                                  (756,725)  (1,571,815)
                                                       -----------  -----------
Mortgage and notes payable to banks, excluding
current installments                                   $   898,664  $   909,738
                                                       ===========  ===========

The aggregate annual maturities of mortgage and notes payable as of December 31, 2003 for the next five years are as follows:

Years Ending December 31:
_________________________
2004                                                                $   756,725
2005                                                                    853,984
2006                                                                     14,528
2007                                                                     15,849
2008                                                                     14,303
                                                                    -----------
Total                                                               $ 1,655,389
                                                                    ===========


NOTE 6 - STOCKHOLDERS' EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

         Stock Rights Offering

         On August 12, 2003, the Company completed a rights offering to its common shareholders. Under the terms of the offering, the Company issued one Right for each 2.5 common shares outstanding and, in addition, common shareholders who fully subscribed were collectively issued 14,500,000 additional Rights. Each Right issued was exercisable at $0.03 in exchange for the issuance of one common share, a Series A warrant to purchase one common share at $0.04 and a Series B warrant to purchase one common share at $0.05. Common shareholders exercised 43,790,153 Rights in exchange for cash proceeds totaling $406,868 and through the conversion of $906,810 of notes payable and accrued interest, before $122,906 of offering costs. The warrants are exercisable through July 2007.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         Redeemable Convertible Preferred Stock

         The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company.

         In May and October 1999, the Company completed a private placement of 10,000 shares of 5% cumulative mandatorily redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series A Preferred Stock"). In June 2000, the Company completed a private placement of 10,000 shares of 7% cumulative mandatorily redeemable convertible $0.01 par value $1,000 face value preferred stock ("Series B Preferred Stock").

         In January 2002, the Company reacquired 2,817 shares (or 37.7%) of the Company's Series B 7% Convertible Redeemable Preferred Stock for $86,832. Prior to January 1, 2002, 2,533 shares of the Series B Preferred Stock were converted into 820,750 shares of common stock.

         In February and March 2002 the Company gained approval from 100% of the holders of Series A and 80% of the holders of Series B Preferred Stock to eliminate the Series A 5% dividend and the Series B 7% dividend, change the mandatory redemption date for all the Preferred Stock to May 2022, and remove certain default and penalty provisions. In addition, the Company's Board of Directors approved a purchase offer of the Series A and B Preferred Stock (5,000 common shares for each one share of Series A or B Preferred Stock). During 2002, all of the holders of the Series A Preferred Stock and certain holders of the Series B Preferred Stock agreed to exchange a total of 13,800 preferred shares for 69,000,000 shares of common stock of the Company at $0.20 per share, which was above market value on the date of exchange. At December 31, 2003 there are 850 shares of the Series B Preferred Stock outstanding.

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         In February 2002, the Company granted an additional 13,000,000 options to key employees to purchase shares of common stock with an exercise price of $0.02 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through February 2005. In June 2003, the Company granted 2,000,000 options to certain directors to purchase shares of common stock with an exercise price of $0.03 per share, which was equal to the closing market price of the common stock on the date of grant.

         A summary of the stock options issued under the Company's Plan is as follows:

                                                              Weighted-Average
         Fixed Options                             Shares      Exercise Price
         ---------------------------------------------------------------------
         Outstanding at January 1, 2002           1,000,000     $       0.08
         Granted                                 13,000,000             0.02
                                                 ----------     ------------
         Outstanding at December 31, 2002        14,000,000             0.03
         Granted                                  2,000,000             0.03
                                                 ----------     ------------
         Outstanding at December 31, 2003        16,000,000     $       0.02
                                                 ==========     ============

         Exercisable at December 31, 2002         4,000,000     $       0.03
                                                 ==========     ============

         Exercisable at December 31, 2003         8,000,000     $       0.03
                                                 ==========     ============

         The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2003:

                        Options          Weighted-       Weighted       Number       Weighted-
                     Outstanding at       Average        Average    Exercisable at    Average
 Range of Exercise    December 31,       Remaining       Exercise    December 31,    Exercise
       Price             2003         Contractual Life     Price         2003          Price
 -----------------   --------------   ----------------   --------   --------------   ---------
 $        .02 -.08       16,000,000      8.27 years      $   0.02        8,000,000   $    0.03


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               2003           2002
                                             --------       --------
         Expected dividend yield                    -              -
         Risk-free interest rate                 3.4%           4.8%
         Expected volatility                     159%           148%
         Expected life                       10 years       10 years
         Weighted average fair value
           per share                         $   0.03       $   0.02

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         Warrants

         The following summarizes warrants granted and expired for the years ended December 31, 2003 and 2002:

                                                          Weighted-Average
                                                              Exercise
           Fixed Warrants                   Shares             Price
 --------------------------------         -----------     ----------------
 Outstanding at January1, 2002              5,390,376     $           5.01
 Expired                                   (2,363,050)                5.97
                                          -----------     ----------------
 Outstanding at December 31, 2002           3,027,326                 4.26
 Granted                                   87,580,306                 0.05
 Expired                                   (3,027,326)                4.26
                                          -----------     ----------------
 Outstanding at December 31, 2003          87,580,306     $           0.05
                                          ===========     ================

         The following table summarizes information about warrant outstanding at December 31, 2003:



                Outstanding and Exerciseable at December 31, 2003
              ------------------------------------------------------
                                                    Weighted Average
                                                        Remaining
              Exercise Prices      Warrants         Contractual Life
              ------------------------------------------------------
              $0.04               43,790,153           3.58 years
              $0.05               43,790,153           3.58 years
                                  ----------
                                  87,580,306
                                  ==========


NOTE 7 - INCOME TAXES

         The Company paid no federal or state income taxes during 2003 or 2002. Income tax expense (benefit) on income (loss) before cumulative effect of change in accounting principle differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


                                                       2003            2002
                                                   ------------    ------------
         Income tax expense (benefit)              $   (188,615)   $     50,846
         Nondeductible expenses                              38             695
         Loss of NOL due to change in ownership               -      22,585,251
         State taxes net of federal benefit             (28,961)          7,815
         Change in valuation allowance                  217,538     (22,644,607)
                                                   ------------    ------------
         Total income tax expense                  $          -    $          -
                                                   ============    ============

         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) as of December 31, 2003 and 2002 are presented below:

                                                     2003            2002
                                                  -----------     -----------
         Deferred income tax asset
         Net operating loss carryforward          $ 1,050,377     $   681,628
         Impairment charge                                  -         140,587
                                                  -----------     -----------
         Total deferred income tax asset            1,050,377         822,215
         Deferred income tax liability -
            depreciation                               (9,718)         (8,403)
         Valuation allowance                       (1,040,659)       (813,812)
                                                  -----------     -----------
         Deferred tax asset (liability)           $         -     $         -
                                                  ===========     ===========

         Unused net operating losses will begin expiring in 2023. The valuation allowances for 2003 and 2002 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

         The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss carryforwards in the event of a more than 50% change in ownership. If such an ownership change occurs with the Company, the use of these net operating losses could be limited.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Litigation

         During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. The petition contains numerous allegations against the defendants relating to the manufacture and sale of calibration and reference standards for nuclear medicine. The petition alleges the defendants are using information and equipment that the plaintiff acquired from a previous employer of one of the defendants. The petition also alleges unfair trade practices, interference with prospective business relationships and conspiracy. The plaintiff seeks an injunction to restrain the Company from manufacturing, marketing or selling any of the products in question; a 55% royalty of the price of all related products sold by the Company; the return of all equipment and information in question; disgorgement of profits received for the manufacture and sale of the products in question; and general and punitive damages in an amount to be shown at the time of trial. This lawsuit is in the preliminary stage and the Company is trying to determine the proper response to be filed. The Company intends to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time. Should this lawsuit be settled in a manner unfavorable to the Company, the Company could lose its major line of revenues and could be required to make substantial payments to the plaintiff. The Company has a manufacturing agreement in place with this significant customer which indemnifies the Company and its officers from any loss arising from this suit. However, there is no guarantee that this significant customer can bear the financial burden arising from defending and possible settlement of this lawsuit.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         Lease Commitments

         The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2009. Rental expense under such leases for the years ended December 31, 2003 and 2002 was $82,242 and $69,180.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are:

                                                     Operating
         Years ending December 31                     Leases
                                                     ---------
         2004                                          136,967
         2005                                          139,107
         2006                                          138,744
         2007                                          138,744
         2008                                          102,484
         Thereafter                                      4,310
                                                     ---------
         Total minimum lease payments                $ 660,356
                                                     =========

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

         Contingencies

         The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link as being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has, in fact, continued to amend this license several times during 2003 and 2002 to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $150,572 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.

         In 2003 the Company signed a contract obligating them to purchase a total of $195,250 worth of a certain isotope from one of their suppliers. The Company purchased a total of $40,345 of material under that contract in 2003 leaving a remaining obligation of $154,250.


NOTE 9 - SALE OF ASSETS

         Sale of Assets

         At December 31, 2002, the balance of excess components and equipment held for sale that had not been sold or written down through an impairment charge was $262,236. During 2003, excess components carried at $262,236 were sold. The total amount paid for these assets was $474,436. The Company recognized a gain of $212,200 from the sale of fully impaired assets.

         Sale of Waxahachie Real Estate

         At December 31, 2002, the Company carried as an asset held for sale its Waxahachie real estate at $345,295. In January 2003, the Company entered into an agreement to sell the Waxahachie real estate for the assumption of the $345,295 debt associated with the property. As a result of the debt assumption, the Company remains contingently liable on the note with Texas State Bank for the remainder of the term should the purchaser default on this note.

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


NOTE 10 - ASSET RETIREMENT OBLIGATION

         Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the decommissioning of the manufacturing facility at the conclusion of operations in that facility.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


         SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related asset, in the case of a leased facility the cost is capitalized as capitalized lease disposal costs. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled.

         The implementation of SFAS No. 143 on January 1, 2003 resulted in a net increase in property and equipment of $125,596. Liabilities increased by $149,332 which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $23,736 was shown as a reduction in earnings. The effect of adopting this accounting principle was a $11,868 increase in net loss during the year ended December 31, 2003. Had the effects of SFAS 143 been applied retroactively for the year ended December 31, 2002, net loss would have been $137, 679 with no effect to prior recorded earnings per share.

         The pro forma amount of the liability for the asset retirement obligation was $149,332 at December 31, 2002. The asset retirement obligation is adjusted for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. Every year the liability amount is approved by the Nuclear Regulatory Commission. Any increase to the liability, assuming no additional decommissioning items are added, is recorded as accretion expense; however, accretion expense during the year ended December 31, 2003 was not material.


NOTE 11 - SUBSEQUENT EVENTS

         In January 2004, the Company completed the purchase of certain assets, patents and intellectual property related to the fluorine extraction process. The patents were acquired for $105,000 and the equipment for $10,000. The Company also entered into a marketing and consulting agreement with another company for technology and marketing assistance regarding the fluorine extraction process and the production facility.

         In January 2004, the Company entered into a lease agreement to lease a warehouse in which to locate the fluorine extraction production facility. The term of the lease is five years with monthly payments of $4,310. This lease has been included with the lease commitments.

         In January 2004, the Company renegotiated the terms of a line of credit with the Bank and fixed the terms of the line of credit into a note. The new terms other than fixing the line into a note, extend the due date of the note to July 1, 2004 and fixed the interest rate at 7.5%. The Company also negotiated an additional $250,000 revolving line of credit with a due date of July 1,2004. The Company anticipates renegotiating the revolving line of credit to extend the due date to December 31, 2004. Both lines are secured by inventory, accounts receivable and equipment.

         The Company completed an unsecured note purchase agreement on January 21, 2004 with certain of the Company's Principal investors and Directors totaling $650,000. This is an unsecured note accruing interest at 6% per year with a maturity date of December 31, 2005. Interest is to be paid on this note on a semi-annual basis and the Company has the option to prepay the principal balance at any time prior to maturity. The principal of the note and any accrued interest is convertible into shares of the Company's common stock at any time at the option of the holder prior to maturity. The conversion price for this conversion option was based on the market value of the common stock and was determined to be $0.18 per share.