Form 10QSB
period 2004-03-31
INTERNATIONAL ISOTOPES INC
filed 2004-05-05
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2004


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

As of March 31, 2004 the number of shares of Common Stock, $.01 par value, outstanding was 141,424,502.

                          INTERNATIONAL ISOTOPES INC.


                               TABLE OF CONTENTS


                                                                      Page No.
PART I  - FINANCIAL INFORMATION:

  Item 1 - Financial Statements:

           Condensed Consolidated Balance Sheets at
           March 31, 2004 (unaudited) and December 31, 2003               3

           Unaudited Condensed Consolidated Statements of
           Operations for the Three Months Ended March 31, 2004
           and 2003                                                       4

           Unaudited Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended March 31, 2004 and 2003       5

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                     6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

  Item 3 - Controls and Procedures                                       10


PART II  - OTHER INFORMATION:

  Item 1 - Legal Proceedings                                             11

  Item 6 - Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                               12

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                       March 31,
                                                                         2004         December 31,
                             Assets                                   (unaudited)         2003
  ---------------------------------------------------------------    ------------     ------------
Current assets:
   Cash and cash equivalents                                         $    606,802     $    160,216
   Accounts receivable                                                    237,661          203,152
   Inventories                                                          2,187,897        2,283,752
   Prepaids and other current assets                                      174,379          190,979
                                                                     ------------     ------------
      Total current assets                                              3,206,739        2,838,099

Long-term assets
   Restricted certificate of deposit                                      151,155          150,573
   Property, plant and equipment, net                                     736,940          617,287
   Capitalized lease disposal costs, net of accumulated
      amortization of $38,571 and $35,604 respectively                    110,761          113,728
   Patents, net of accumulated amortization                               105,000             --
                                                                     ------------     ------------
      Total long-term assets                                            1,103,856          881,588

                                                                     ------------     ------------
      Total assets                                                   $  4,310,595     $  3,719,687
                                                                     ============     ============


               Liabilities and Stockholders' Equity
  ---------------------------------------------------------------

Current liabilities
   Accounts payable                                                  $    293,495     $    320,554
   Accrued liabilities                                                    192,120          150,475
   Current installments of mortgage and notes payable                     754,980          756,725
                                                                     ------------     ------------
      Total current liabilites                                          1,240,595        1,227,754
Long-term liabilities
   Obligation for lease disposal costs                                    149,332          149,332
   Mortgage and notes payable, excluding current installments           1,545,529          898,664
   Mandatorily redeemable preferred stock, $0.01
      par value; 850 shares outstanding                                   850,000          850,000
                                                                     ------------     ------------
      Total long-term liabilities                                       2,544,861        1,897,996
Stockholders' equity
   Common stock, $0.01 par value; 250,000,000 shares
      authorized; 141,424,502 and 139,363,046 shares
      issued and outstanding, respectively                              1,414,245        1,393,630
   Additional paid-in capital                                          87,241,031       87,168,957
   Retained deficit                                                   (88,130,137)     (87,968,650)
                                                                     ------------     ------------
      Total stockholders' equity                                          525,139          593,937
                                                                     ------------     ------------

      Total liabilities and stockholders' equity                     $  4,310,595     $  3,719,687
                                                                     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                  Three Months ended March 31,
                                                    2004              2003
                                                -------------     -------------
Sale of product                                 $     743,325     $     359,601
Cost of product                                       442,955           211,083
                                                -------------     -------------
     Gross profit                                     300,370           148,518
                                                -------------     -------------
Operating costs and expenses:
   Salaries and contract labor                        156,734           102,770
   General, administrative and consulting             262,743           275,332
   Research and development                            13,567            10,680
                                                -------------     -------------
     Total operating expenses                         433,044           388,782
                                                -------------     -------------

     Operating loss                                  (132,674)         (240,264)
                                                -------------     -------------
Other income (expense)
   Other income                                         8,699            12,531
   Interest income                                        750             1,104
   Interest expense                                   (38,262)          (31,918)
                                                -------------     -------------
     Total other expense                              (28,813)          (18,283)
                                                -------------     -------------
     Net loss                                   $    (161,487)    $    (258,547)
                                                -------------     -------------

Net loss per common share - basic and diluted   $       (0.00)    $       (0.00)
                                                =============     =============

Weighted average common shares outstanding -
   basic and diluted                              140,061,587        95,579,761
                                                =============     =============



     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                  Three Months ended March 31,
                                                                      2004           2003
                                                                    ---------      ---------
Cash flows from operating activities:
   Net loss                                                         $(161,487)     $(258,547)
   Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities
       Depreciation and amortization                                   39,356         20,683
       Loss on disposal of property, plant and equipment                  186             99

       Changes in operating assets and liabilities:
          Restricted certificate of deposit                              (582)          --
          Accounts receivable                                         (34,509)        54,496
          Prepaids and other assets                                    16,600       (122,724)
          Inventories                                                  95,855          9,477
          Accounts payable and accrued liabilities                     60,636        (41,523)
          Deferred revenue                                               --           49,000
                                                                    ---------      ---------
             Net cash provided by (used in) operating activities       16,055       (289,039)
                                                                    ---------      ---------

Cash flows from investing activities:
   Purchase of patents                                               (105,000)          --
   Purchase of property, plant and equipment                         (156,228)          --
                                                                    ---------      ---------
             Net cash used in investing activites                    (261,228)          --
                                                                    ---------      ---------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                  92,689           --
   Proceeds from issuance of debt                                     603,950         70,000
   Principal payments on notes payable                                 (4,880)          --
                                                                    ---------      ---------
             Net cash provided by financing activities                691,759         70,000
                                                                    ---------      ---------

Net increase (decrease) in cash and cash equivalents                  446,586       (219,039)
Cash and cash equivalents at beginning of period                      160,216        441,904
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $ 606,802      $ 222,865
                                                                    =========      =========

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                           $  16,011      $  15,350
                                                                    =========      =========
Supplemental disclosure of noncash transactions:

   Note payable converted from interest payable                     $  46,050      $  17,523
                                                                    =========      =========
   Sale of assets held for sale through assumption of debt          $    --        $ 345,296
                                                                    =========      =========


     See accompanying notes to condensed consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)      The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company owns 100% of the outstanding common shares of its only subsidiary, International Isotopes Idaho, Inc. (I4).

Nature of Operations -The Company is a manufacturer of calibration and reference standards for nuclear medicine, offers a selection of radioisotopes (lutetium-177 and iodine-131) radiochemicals for various applications such as clinical research, supplies cobalt-60 isotope for use in the Leksell Gamma Knife, and provides general radiological measurement capability for processed gemstones. With the exception of cobalt-60, the Company's normal operating cycle is considered to be one year. Due to the time required to produce high specific activity (HSA) cobalt-60, the Company's operating cycle for the cobalt-60 is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of March 31, 2004, the Company had 12 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                                                          2004         2003
                                                       ----------   ----------

Net loss applicable to common shareholders,
  as reported                                          $ (161,487)  $ (258,547)

Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects              (17,176)     (24,267)
                                                       ----------   ----------
Pro forma net loss per common share                    $ (178,663)  $ (282,814)
                                                       ==========   ==========

Loss per share, basic and diluted:
  As reported                                          $     --     $     --
                                                       ==========   ==========
  Pro forma                                            $     --     $     --
                                                       ==========   ==========


(2)      Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended March 31, 2004 the Company had a loss of
$161,487.  During the period  ended  March 31,  2003,  the Company had a loss of
$258,547. During the period ended March 31, 2004, the Company's operations provided cash in operating activities of $16,055. During the period ended March 31, 2003, the Company's operations used cash in operating activities of $289,039. Management expects to generate sufficient cash flows to meet operational needs during 2004 through financing and operating capital; however, there is no assurance that these cash flows will occur.


(3)      Net Loss Per Common Share - Basic and Diluted

As of March 31, 2004 and 2003 there were 101,518,850 and 16,500,000 options and warrants outstanding respectively and 850 shares of Series B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.


(4)      Inventories

Inventories consist of the following at March 31, 2004 and December 31, 2003

                                   March 31, 2004       December 31, 2003
                                  -----------------     -----------------
         Raw materials            $         268,265     $         268,265
         Work in progress                 1,913,274             2,007,066
         Finished goods                       6,358                 8,421
                                  -----------------     -----------------
                                  $       2,187,897     $       2,283,752
                                  =================     =================


(5)      Acquisition of license rights

During the three months ended March 31, 2004, the Company completed the purchase of certain assets, patents and intellectual property related to the fluorine extraction process. The patents were acquired for $105,000 and the equipment for $10,000. The patents and equipment will be amortized/depreciated over their estimated useful lives, which are 10 years for the patents and 5 years for the equipment.

(6)      Notes Payable

The Company completed an unsecured note purchase agreement on January 21, 2004 with certain of the Company's principal shareholders and Directors totaling $650,000. This is an unsecured note accruing interest at 6% per year with a maturity date of December 31, 2005. Interest is to be paid on this note on a semi-annual basis and the Company has the option to prepay the principal balance at any time prior to maturity. The principal of the note and any accrued interest is convertible into shares of the Company's common stock at any time at the option of the holder prior to maturity. The conversion price for this conversion option was $0.18 per share, which was the market value of the common stock.

In January 2004, the Company renegotiated the terms of a line of credit with it's bank and fixed the terms of the line of credit into a note. The new terms, other than fixing the line into a note, extended the due date of the note to July 1, 2004 and fixed the interest rate at 7.5% ($733,595 outstanding at March 31, 2004). The Company also negotiated with the same bank an additional $250,000 revolving line of credit with a due date of July 1,2004 ($0 outstanding at March 31, 2004). The Company anticipates renegotiating the revolving line of credit to extend the due date to December 31, 2004. Both lines are secured by inventory, accounts receivable and equipment.


(7)      Stockholders' Equity and Warrants

During the quarter ended March 31, 2004, 2,061,456 warrants were exercised and exchanged for 2,061,456 shares of the Company's common stock. The Company received $92,689 for the exercise of these warrants.


(8)      Commitments and Contingencies

Litigation

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations made in the suit. In addition, the Company has filed a counterclaim against Isotope Products Laboratories on the basis that Isotope Products Laboratories filed the suit against the Company with the knowledge that it has no basis in law or fact and the lawsuit was calculated to interfere with the Company's contractual arrangements and prospective business between the Company and its customers. The Company will continue to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time. Should this lawsuit be settled in a manner unfavorable to the Company, the Company could lose its major line of revenues and could be required to make substantial payments to the plaintiff. The Company has a manufacturing agreement in place with this significant customer, which indemnifies the Company and its officers from any loss arising from this suit. However, there is no guarantee that this significant customer can bear the financial burden arising from defending and possible settlement of this lawsuit.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, who controls the reactor and laboratory operations. The revenue associated with the sale of HSA Cobalt is largely dependent on General Electric, the Company's sole customer of this product. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has a contracts with several Gemstone companies, Medical flood source manufacturing is conducted under an exclusive contract with RadQual, LLC. who in turn has agreement in place with several companies for marketing and sales. A loss of any of these customers or vendors could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

The Company conducts its operations in Idaho Falls, Idaho. Although the medical flood source and gemstone products appear diverse they share the common link as being radioactive materials. Therefore, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has, in fact, continued to amend this license several times to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other products by the Company but at the present time this license does not restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a $151,155 Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for the Idaho facility license.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following contains forward-looking information that is subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth in the "Risk Factors" section included in the Company's Form 10-KSB, filed with the Securities Exchange Commission (SEC) on March 24, 2004 ("Form 10-KSB"). The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-KSB.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2004 and 2003. The Company's loss from continuing operations for the three-month period ended March 31, 2004 was $161,487 compared to a loss of $258,547 from continuing operations for the comparable period of 2003. The reduction in loss was attributable to increasing operational revenues, maintaining a consistent gross profit margin, and only having a 12% increase in operating expenses.

Revenues for the three-month period ended March 31, 2004 were $743,325 as compared to $359,601 for the same period in 2003, an increase of $383,724 or approximately 106%. Increased revenues were primarily attributable to a single large cobalt sale that occurred during the period, but the Company also saw increases in sales of its nuclear medicine reference and calibration sources and of its new Iodine -131 product. Gross profit for the three-month period ended March 31, 2004 was $300,370 as compared to $148,518 for the same period in 2003, roughly unchanged at 41% of revenues.

Operating expenses increased to $433,044 for the three-month period ended March 31, 2004 compared to $388,782 for the same period of 2003, an increase of $44,262 or 11%. Salaries and contract labor expenses for the three-month period ended March 31, 2004 was $156,734 as compared to $102,770 for the same period of 2003, an increase of $53,964 or 52%. The increase was attributed to increased full time staff for operations and contract labor expense related to marketing new products such as Lutetium-177 and Iodine-131. General and administrative expenses totaled $262,743 for the three-month period ended March 31, 2004 as compared to $275,332 for the same period of 2003, a decrease of $12,589 or 5%. The reduction in G&A expense was related primarily to reduced corporate expenditures during the period.

Interest expense for the three-month period ended March 31, 2004 was $38,262 as compared to $31,918 for the comparable period in 2003. The increase was attributable to increased long-term debt in the form of a convertible unsecured note, and an increase in the interest rate of the Company's bank loan from 7% to 7.5%.

Liquidity and Capital Resources

On March 31, 2004 the Company had cash and cash equivalents of $606,802 compared to $160,216 at December 31, 2003. For the three months ended March 31, 2004, net cash provided by operating activities was $16,055, investing activities used $261,042, and financing activities provided $691,759.

The Company has financed its operations since inception primarily by bank loans, product sales, sales of excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors, a rights offering to shareholders, and loans from stockholders and directors.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to: sales of Company products such as nuclear medicine reference and calibration standards and radiochemicals such as Iodine-131, contract manufacturing and marketing relationships; and technological and market developments.

Although there can be no assurance, the Company expects that revenues will continue to increase there can be no assurance, the Company expects that revenues will continue to increase based upon trends in sales performance. Although there can be no assurance, we believe these increased revenues will provide sufficient funds for operations and capital expenditures.


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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations made in the suit. In addition, the Company has filed a counterclaim against Isotope Products Laboratories on the basis that Isotope Products Laboratories filed the suit against the Company with the knowledge that it has no basis in law or fact and the lawsuit was calculated to interfere with the Company's contractual arrangements and prospective business between the Company and its customers. The Company will continue to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time.


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


                                     International Isotopes Inc.
                                     (Registrant)



                                     By:   /s/ Steve T. Laflin
                                           -------------------------------------
                                           Steve T. Laflin
                                           President and Chief Executive Officer
Date:  May 5, 2004