Form 10QSB
period 2004-06-30
INTERNATIONAL ISOTOPES INC
filed 2004-08-13
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2004


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

As of August 5, 2004 the number of shares of Common Stock, $.01 par value, outstanding was 159,064,660.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

                                                                      Page No.
PART I  - FINANCIAL INFORMATION:

    Item 1 - Financial Statements:

             Condensed  Consolidated  Balance  Sheets at June 30,
             2004 (unaudited) and December 31, 2003                       3

             Unaudited  Condensed   Consolidated   Statements  of
             Operations  for the Three Months Ended June 30, 2004
             and 2003, and for the Six Months Ended June 30, 2004
             and 2003                                                     4

             Unaudited Condensed Consolidated  Statements of Cash
             Flows for the Six  Months  Ended  June 30,  2004 and
             2003                                                         5

             Notes to Unaudited Condensed  Consolidated Financial
             Statements                                                   6

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9

    Item 3 - Controls and Procedures                                     11


PART II - OTHER INFORMATION:

    Item 1 - Legal Proceedings                                           11

    Item 6 - Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                               12

CERTIFICATIONS                                                           13

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                         June 30,
                                                           2004         December 31,
                          Assets                       (unaudited)          2003
                                                       ------------     ------------
Current assets:
    Cash and cash equivalents                          $    752,332     $    160,216
    Accounts receivable                                     420,785          203,152
    Inventories                                           2,274,558        2,283,752
    Prepaids and other current assets                       166,181          190,979
                                                       ------------     ------------
       Total current assets                               3,613,856        2,838,099

Long-term assets
    Restricted certificate of deposit                       151,745          150,573
    Property, plant and equipment, net                      765,836          617,287
    Capitalized lease disposal costs, net of
       accumulated amortization of $41,538 and
       $35,604 respectively                                 107,794          113,728
    Patents, net of accumulated amortization                 97,125             --
                                                       ------------     ------------
       Total long-term assets                             1,122,500          881,588

                                                       ------------     ------------
       Total assets                                    $  4,736,356     $  3,719,687
                                                       ============     ============

           Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                   $    302,277     $    320,554
    Accrued liabilities                                     246,476          150,475
    Current installments of notes payable                    26,098          756,725
                                                       ------------     ------------
       Total current liabilites                             574,850        1,227,754

Long-term liabilities
    Obligation for lease disposal costs                     149,332          149,332
    Notes payable, excluding current installments         2,268,331          898,664
    Mandatorily redeemable preferred stock, $0.01
       par value; 850 shares outstanding                    850,000          850,000
                                                       ------------     ------------
       Total long-term liabilities                        3,267,663        1,897,996

Stockholders' equity
    Common stock, $0.01 par value; 250,000,000
       shares authorized; 159,064,660 and
       139,363,046 shares issued and outstanding,
       respectively                                       1,590,647        1,393,630
    Additional paid-in capital                           87,773,530       87,168,957
    Retained deficit                                    (88,470,334)     (87,968,650)
                                                       ------------     ------------
       Total stockholders' equity                           893,843          593,937
                                                       ------------     ------------

       Total liabilities and stockholders' equity      $  4,736,356     $  3,719,687
                                                       ============     ============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                              Three Months ended June 30,           Six Months ended June30,
                                            -------------------------------     -------------------------------
                                                2004              2003              2004              2003
                                            -------------     -------------     -------------     -------------
Sale of product                             $     467,359     $     785,262     $   1,210,684     $   1,144,683
Cost of product                                   325,780           430,567           768,735           641,650
                                            -------------     -------------     -------------     -------------
     Gross profit                                 141,579           354,695           441,949           503,033
                                            -------------     -------------     -------------     -------------

Operating costs and expenses:
   Salaries and contract labor                    161,956           110,982           318,690           213,752
   General, administrative and consulting         266,236           279,872           528,979           553,851
   Research and development                        13,412            10,680            26,979            22,713
                                            -------------     -------------     -------------     -------------
     Total operating expenses                     441,604           401,534           874,648           790,316
                                            -------------     -------------     -------------     -------------

     Operating loss                              (300,025)          (46,839)         (432,699)         (287,283)

Other income (expense):
   Other income                                        30            20,867             8,729            33,398
   Interest income                                    590             1,402             1,340             2,506
   Interest expense                               (40,792)          (50,281)          (79,055)          (82,199)
                                            -------------     -------------     -------------     -------------
     Total other expense                          (40,172)          (28,012)          (68,986)          (46,295)
                                            -------------     -------------     -------------     -------------
     Net loss                               $    (340,197)    $     (74,851)    $    (501,684)    $    (333,578)
                                            =============     =============     =============     =============

Net loss per common share - basic
   and diluted                              $       (0.00)    $       (0.00)    $       (0.00)    $       (0.00)
                                            =============     =============     =============     =============

Weighted average common shares
   outstanding - basic and diluted            144,684,246        95,572,893       142,372,917        95,576,327
                                            =============     =============     =============     =============

     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                    Six Months ended June 30,
                                                                      2004            2003
                                                                   -----------     -----------
Cash flows from operating activities:
   Net loss                                                        $  (501,684)    $  (333,578)
   Adjustments to reconcile net loss to net
   cash used in operating activities
       Depreciation and amortization                                    88,576          44,159
       Loss on disposal of property, plant and equipment                   380            --
       Changes in operating assets and liabilities:
           Restricted certificate of deposit                            (1,172)           --
           Accounts receivable                                        (217,633)          5,111
           Prepaids and other assets                                    24,798          26,845
           Inventories                                                   9,194         145,859
           Accounts payable and accrued liabilities                    123,773        (241,593)
           Deferred revenue                                               --            88,872
                                                                   -----------     -----------
              Net cash used in operating activities                   (473,768)       (264,325)
                                                                   -----------     -----------

Cash flows from investing activities:
   Purchase of patents                                                (105,000)           --
   Purchase of property, plant and equipment                          (223,696)       (102,913)
   Proceeds from sale of assets held for sale                             --           262,235
                                                                   -----------     -----------
              Net cash provided by (used in) investing activites      (328,696)        159,322
                                                                   -----------     -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                  801,590            --
   Proceeds from issuance of debt                                      603,950         743,500
   Principal payments on notes payable                                 (10,960)       (255,883)
                                                                   -----------     -----------
              Net cash provided by financing activities              1,394,580         487,617
                                                                   -----------     -----------

Net increase in cash and cash equivalents                              592,116         382,614
Cash and cash equivalents at beginning of period                       160,216         441,904
                                                                   -----------     -----------
Cash and cash equivalents at end of period                         $   752,332     $   824,518
                                                                   ===========     ===========

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                          $    33,874     $   118,183
                                                                   ===========     ===========

Supplemental disclosure of noncash transactions:
   Acquisition of equipment for note payable                       $      --       $    17,523
                                                                   -----------     -----------
   Sale of assets held for sale through assumption of debt         $      --       $   345,295
                                                                   -----------     -----------
   Note payable converted from interest payable                    $    46,050     $      --
                                                                   -----------     -----------
   Renewal/renegotiation of note payable                           $   733,595     $      --
                                                                   -----------     -----------


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)  The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company owns 100% of the outstanding common shares of International Isotopes Idaho, Inc. (I4).

Nature of Operations -The Company is a manufacturer of calibration and reference standards for nuclear medicine, offers a selection of radioisotopes (lutetium-177 and iodine-131) and radiochemicals for various applications such as clinical research, supplies cobalt-60 isotope for use in the Leksell Gamma Knife, and provides general radiological measurement capability for processed gemstones. With the exception of cobalt-60, the Company's normal operating cycle is considered to be one year. Due to the time required to produce high specific activity (HSA) cobalt-60, the Company's operating cycle for the cobalt-60 is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of June 30, 2004, the Company had 13 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:


                                               For the Three Months Ended         For the Six Months Ended
                                             June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                             -------------    -------------    -------------    -------------
Net loss applicable to common
  shareholders, as reported                  $    (340,197)   $     (74,851)   $    (501,684)   $    (333,578)

Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects              (10,953)         (30,471)         (28,129)         (54,738)
                                             -------------    -------------    -------------    -------------
Pro forma net loss                           $    (351,150)   $    (105,322)   $    (529,813)   $    (388,316)
                                             =============    =============    =============    =============

Loss per share, basic and diluted:
   As reported                               $        --      $        --      $        --      $        --
                                             =============    =============    =============    =============
  Pro forma                                  $        --      $        --      $        --      $        --
                                             =============    =============    =============    =============

(2)  Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the three and six-month periods ended June 30, 2004 the Company had a loss of $340,197 and $501,684 respectively compared to a loss of $74,851 and $333,578 during the same periods ended June 30, 2003. During the six-month period ended June 30, 2004, the Company's operations used cash of $473,768 in operating activities. During the period ended June 30, 2003, the Company's operations used cash of $264,325. Management expects to generate sufficient cash flows to meet operational needs during the remainder of 2004 through increased sales, financing, and operating capital; however, there is no assurance that these cash flows will occur.

(3)  Net Loss Per Common Share - Basic and Diluted

As of June 30, 2004 there were 67,878,692 and 16,000,000 warrants and options outstanding respectively and 850 shares of Series B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)  Inventories

Inventories consist of the following at June 30, 2004 and December 31, 2003

                                 June 30, 2004       December 31, 2003
                               -----------------     -----------------
     Raw materials             $         268,265     $         268,265
     Work in progress                  2,001,997             2,007,066
     Finished goods                        4,296                 8,421
                               -----------------     -----------------
                               $       2,274,558     $       2,283,752
                               =================     =================

(5)  Acquisition of license rights

During the six months ended June 30, 2004, the Company completed the purchase of certain assets, patents and intellectual property related to the fluorine extraction process. The patents were acquired for $105,000 and the equipment for $10,000. The patents and equipment will be amortized/depreciated over their estimated useful lives, which are 10 years for the patents and 5 years for the equipment.

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

In July 2004, the Company renegotiated the terms of a note with it's bank. The new terms extend the due date of the note to February 1, 2006 and set the interest rate at the bank's prime plus 1% (7.5% at July 1, 2004) at June 30, 2004 the balance outstanding that was renegotiated was $733,595. The Company also renegotiated with the same bank its $250,000 revolving line of credit changing the due date to July 1, 2005 and fixing the interest rate at the bank's prime rate plus 1% (7.5% at July 1, 2004)with a due date of July 1,2005 ($0 outstanding at June 30, 2004). The loans are secured with accounts receivables, inventory and equipment.

(7)  Stockholders' Equity and Warrants

During the quarter ended June 30, 2004, 19,701,614 warrants were exercised and exchanged for 19,701,614 shares of the Company's common stock. The Company received $801,590 for the exercise of these warrants.

(8)  Commitments and Contingencies

Litigation

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations made in the suit. In addition, the Company has filed a counterclaim against Isotopes Products Laboratories on the basis that Isotopes Products Laboratories filed the suit against the Company with the knowledge that it has no basis in law or fact and the lawsuit was calculated to interfere with the Company's contractual arrangements and prospective business between the Company and its customers. On July 29, 2004 the court granted the Company's motion to dismiss all charges against the Company President and CEO, Steve T. Laflin and another officer of Radqual LLC. The Company will continue to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time. Should this lawsuit be settled in a manner unfavorable to the Company, the Company could lose its major line of revenues and could be required to make substantial payments to the plaintiff. The Company has a manufacturing agreement in place with this significant customer, which indemnifies the Company and its officers from any loss arising from this suit. However, there is no guarantee that this significant customer can bear the financial burden arising from defending and possible settlement of this lawsuit.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, who controls the reactor and laboratory operations. The revenue associated with the sale of HSA Cobalt is largely dependent on General Electric, the Company's sole customer of this product. The gemstone production is tied to an exclusive agreement with Quali Tech Inc. who in turn has contracts with several Gemstone companies, Medical flood source manufacturing is conducted under an exclusive contract with RadQual, LLC. who in turn has agreement in place with several companies for marketing and sales. A loss of any of these customers or vendors could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

The Company conducts its operations under an operating license from the Nuclear Regulatory Commission ("NRC"). The details of this license determine the scope of permitted operations and amendments are required to either increase the amount of material permitted or change the types of activities conducted within the facility. The Company is required to maintain a funding reserve adequate to address future decommissioning of the facility. An irrevocable, automatic renewable letter of credit against a $151,745 Certificate of Deposit at Texas State Bank has been used to provide this financial assurance.

(9)  Subsequent Events

During July 2004 the Company announced the execution of new contracts for production and recycling of various cobalt-60 sources. This announcement coincided with the Nuclear Regulatory Commission (NRC) approval of the Company's licensing for cobalt production and processing operations.

During August 2004, the Company granted 1,500,000 options to a new employee to purchase shares of common stock with an exercise price of $0.17 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through August 2007 in increments of 25% per year.


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

RESULTS OF OPERATIONS

Three and six month periods ended June 30, 2004 and 2003.

The Company's net loss for the three and six month periods ended June 30, 2004 were $340,197 and $501,684 respectively, as compared to a net loss of $74,851 and $333,578 for the comparable periods of 2003. The increase in net loss is attributable to increased cost of goods sold and operational expense for new products, such as the Fluorine Extraction Process (FEP), launched and being developed during the period.

Revenues for the three and six month periods ended June 30, 2004 were $467,359 and $1,210,684 respectively, as compared to $785,262 and $1,144,683 for the same periods in 2003; a decrease of $317,903 and an increase of $66,001 or 5.7% respectively. The decrease in revenues for the quarter was attributable to the cyclic nature of cobalt sales that happened to occur in different quarters in 2004 compared to the previous year. The increase in six-month period revenues more accurately reflect the general growth in Company revenues realized through increased sales of some existing products and through the addition of new radiochemcial product. Gross profit for the three and six month periods ended June 30, 2004 was $141,579 and $441,949 respectively, as compared to $354,695 and $503,033 for the same periods in 2003, a decrease of $213,116 and $61,084 respectively. The decrease in gross profit for the three-month period was again attributable to difference in the timing of cobalt sales in the respective periods and production costs for new products. The decrease in gross profit for the six-month period was attributable to increased production cost associated with the start-up of new product sales during the quarter.

Operating expenses were $441,604 and $874,648 respectively for the three and six-month periods ended June 30, 2004 compared to $401,534 and $790,316 for the same periods of 2003. Salaries and contract labor expenses for the three and six month periods ended June 30, 2004 were $161,956 and $318,690 respectively, as compared to $110,982 and $213,752 for the same periods of 2003, an increase of $50,974 and $104,938 respectively. General, administrative and consulting expenses totaled $266,236 and $528,979 respectively for the three and six month periods ended June 30, 2004 as compared to $279,872 and $553,851 for the same periods of 2003, a decrease of $13,636 and $24,872 respectively. The overall increase in operating expense was largely attributable to increased expenditures, such as wages and marketing consultants, associated with development of new products and start-up of the new FEP product division of the Company.

Interest expense for the three and six month period ended June 30, 2004 was $40,792 and $79,055 as compared to $50,281 and $82,199 for the comparable periods in 2003.

Liquidity and Capital Resources

On June 30, 2004 the Company had cash and cash equivalents of $752,332 compared to $160,216 at December 31, 2003. For the six months ended June 30, 2004, operating activities used cash of $473,768, investing activities used cash of $328,696 and financing activities provided cash of $1,394,580. Cash from financing activities consisted primarily of notes provided by several principals and directors and the conversion of warrants to common stock.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors, and loans from stockholders and directors.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to contract manufacturing agreements, commercial relationships, technological developments, and certain market factors. The Company still has a significant amount of Series A and B warrants that remain outstanding from the Company's Rights Offering conducted in 2003. Funds from the additional conversion of those warrants should be adequate to pay down certain of the Company's long-term liabilities and to generate additional cash for the acquisition of assets and continued development of the Fluorine Extraction Process (FEP). This should continue to improve the Company's financial strength, debt ratio, and attractiveness to investors or lending institutions.

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


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations made in the suit. In addition, the Company has filed a counterclaim against Isotopes Products Laboratories on the basis that Isotopes Products Laboratories filed the suit against the Company with the knowledge that it has no basis in law or fact and the lawsuit was calculated to interfere with the Company's contractual arrangements and prospective business between the Company and its customers. On July 29, 2004 the court granted the Company's motion to dismiss all charges against the Company President and CEO, Steve T. Laflin and another officer of Radqual LLC. The Company will continue to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time.

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


                                       International Isotopes Inc.
                                       ---------------------------
                                              (Registrant)



                                       By: /s/ Steve T. Laflin
                                           -------------------------------------
                                           Steve T. Laflin
                                           President and Chief Executive Officer
Date: August 13, 2004