Form 10QSB
period 2004-09-30
INTERNATIONAL ISOTOPES INC
filed 2004-11-04
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2004

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

As of November 3, 2004 the number of shares of Common Stock, $.01 par value, outstanding was 159,066,260.

                           INTERNATIONAL ISOTOPES INC.


                                TABLE OF CONTENTS


                                                                      Page No.
PART I  - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets at
         September 30, 2004 and December 31, 2003                          3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended September 30, 2004 and 2003, and
         for the Nine Months Ended September 30, 2004 and 2003             4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2004 and 2003             5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                        6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

Item 3 - Controls and Procedures                                          11


PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings                                                12

Item 5 - Other Information                                                12

Item 6 - Exhibits                                                         12

SIGNATURES                                                                13

CERTIFICATIONS

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets


                                                              September 30,    December 31,
                      Assets                                      2004             2003
 -------------------------------------------------            ------------     ------------
Current assets:
   Cash and cash equivalents                                  $    667,459     $    160,216
   Accounts receivable                                             502,153          203,152
   Inventories                                                   2,218,160        2,283,752
   Prepaids and other current assets                                67,605          190,979
                                                              ------------     ------------
      Total current assets                                       3,455,377        2,838,099

Long-term assets
   Restricted certificate of deposit                               152,239          150,573
   Property, plant and equipment, net                              844,790          617,287
   Capitalized lease disposal costs, net of accumulated
     amortization of $44,505 and $35,604 respectively              104,827          113,728
   Patents, net of accumulated amortization                         97,125             --
                                                              ------------     ------------
      Total long-term assets                                     1,198,981          881,588
                                                              ------------     ------------
      Total assets                                            $  4,654,358     $  3,719,687
                                                              ============     ============

       Liabilities and Stockholders' Equity
 -------------------------------------------------
Current liabilities
   Accounts payable                                           $    301,031     $    320,554
   Accrued liabilities                                             211,549          150,475
   Current installments of notes payable                            28,000          756,725
                                                              ------------     ------------
      Total current liabilites                                     540,580        1,227,754
Long-term liabilities
   Obligation for lease disposal costs                             149,332          149,332
   Notes payable, excluding current installments                 2,260,467          898,664
   Mandatorily redeemable preferred stock, $0.01
      par value; 850 shares outstanding                            850,000          850,000
                                                              ------------     ------------
      Total long-term liabilities                                3,259,799        1,897,996
Stockholders' equity
   Common stock, $0.01 par value; 250,000,000 shares
      authorized; 159,064,660 and 139,363,046 shares
      issued and outstanding, respectively                       1,590,646        1,393,630
   Additional paid-in capital                                   87,773,531       87,168,957
   Accumulated deficit                                         (88,510,198)     (87,968,650)
                                                              ------------     ------------
      Total stockholders' equity                                   853,979          593,937
                                                              ------------     ------------

      Total liabilities and stockholders' equity              $  4,654,358     $  3,719,687
                                                              ============     ============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations



                                                  Three Months ended September 30,    Nine Months ended September 30,
                                                  -------------------------------     -------------------------------
                                                      2004              2003              2004              2003
                                                  -------------     -------------     -------------     -------------
Sale of product                                   $     985,072     $     552,020     $   2,195,756     $   1,696,703
Cost of product                                         582,418           320,761         1,351,153           962,412
                                                  -------------     -------------     -------------     -------------
    Gross profit                                        402,654           231,259           844,603           734,291
                                                  -------------     -------------     -------------     -------------

Operating costs and expenses:
  Salaries and contract labor                           175,735           129,196           494,425           342,948
  General, administrative and consulting                215,055           172,464           744,034           726,314
  Research and development                               13,313            18,913            40,292            41,626
                                                  -------------     -------------     -------------     -------------
    Total operating expenses                            404,103           320,573         1,278,751         1,110,888
                                                  -------------     -------------     -------------     -------------

    Operating loss                                       (1,449)          (89,314)         (434,148)         (376,597)

Other income (expense):
  Other income (expense)                                  1,684            (1,986)           10,413            31,414
  Interest income                                           493               548             1,833             3,053
  Interest expense                                      (40,591)          (32,512)         (119,646)         (114,712)
                                                  -------------     -------------     -------------     -------------
    Total other expense                                 (38,414)          (33,950)         (107,400)          (80,245)
                                                  -------------     -------------     -------------     -------------
    Net Loss                                      $     (39,863)    $    (123,264)    $    (541,548)    $    (456,842)
                                                  =============     =============     =============     =============

Net loss per common share - basic and diluted     $        --       $        --       $        --       $        --
                                                  =============     =============     =============     =============

Weighted common shares outstanding -
   basic and diluted                                159,064,660       102,871,252       147,936,831        98,007,969
                                                  =============     =============     =============     =============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                      Nine Months ended September 30,
                                                                      -------------------------------
                                                                         2004                2003
                                                                      -----------         -----------
Cash flows from operating activities:
   Net loss                                                           $  (541,548)        $  (456,842)
   Adjustments to reconcile net loss to net
   cash used in operating activities
      Depreciation and amortization                                       130,315              69,099
      Loss on disposal of property, plant and equipment                       380                 394
      Changes in operating assets and liabilities:
         Accrued interest on restricted certificate of deposit             (1,666)               --
         Accounts receivable                                             (299,001)            (71,467)
         Prepaids and other assets                                        123,374             (76,999)
         Inventories                                                       65,592              69,561
         Accounts payable and accrued liabilities                          87,601              91,794
                                                                      -----------         -----------
                  Net cash used in operating activities                  (434,953)           (374,460)
                                                                      -----------         -----------

Cash flows from investing activities:
   Purchase of patents                                                   (105,000)               --
   Purchase of property, plant and equipment                             (341,422)           (244,473)
   Proceeds from sale of assets held for sale                                --               262,235
                                                                      -----------         -----------
                  Net cash provided by (used in) investing activites     (446,422)             17,762
                                                                      -----------         -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                     801,590                --
   Offering costs                                                            --              (112,695)
   Proceeds from issuance of debt                                         603,950             760,000
   Principal payments on notes payable                                    (16,922)           (308,853)
                                                                      -----------         -----------
                  Net cash provided by financing activities             1,388,618             338,452
                                                                      -----------         -----------

Net change in cash and cash equivalents                                   507,243             (18,246)
Cash and cash equivalents at beginning of period                          160,216             441,904
                                                                      -----------         -----------
Cash and cash equivalents at end of period                            $   667,459         $   423,658
                                                                      ===========         ===========


Supplemental disclosure of cash flow activities:
   Cash paid for interest, net of amounts capitalized                 $    60,893         $    84,684
                                                                      ===========         ===========


Supplemental disclosure of noncash transactions:
   Note payable converted from interest payable                       $    46,050         $      --
   Renewal/renogiation of note payable                                    733,595                --
   Acquisition of equipment for note payable                                 --                17,523
   Sale of assets held for sale through assumption of debt                   --               345,295
   Conversion of debt and accrued interest to rights offering                --               906,895
   Common stock issued in rights offering for note receivable                --               406,868


      See accompanying notes to condensed consolidated financial statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements


(1)  The Company and Basis of Presentation

International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company owns 100% of the outstanding common shares of International Isotopes Idaho, Inc. (I4) and Gazelle Realty Inc. Gazelle Realty Inc. was dissolved in December 2003.

Nature of Operations - The Company is a manufacturer of calibration and reference standards for nuclear medicine, offers a selection of radioisotopes (lutetium-177 and iodine-131) and radiochemicals for various applications such as clinical research, supplies bulk cobalt-60 isotope for use in various devices, recycles certain expended cobalt sources, and provides general radiological measurement capability for processed gemstones. With the exception of cobalt-60, the Company's normal operating cycle is considered to be one year. Due to the time required to produce high specific activity (HSA) cobalt-60, the Company's operating cycle for the cobalt-60 is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of September 30, 2004, the Company had 14 full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Information About Major Customers - The Company has two major customers which respectively represent approximately 35% and 47% of revenues.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on form 10KSB as of December 31, 2003.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shareholders would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003:

                                                   For the Three Months Ended                 For the Nine Months Ended
                                             ---------------------------------------   ---------------------------------------
                                             September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                             ------------------   ------------------   ------------------   ------------------
Net loss as reported                         $           (39,86)  $         (123,264)  $         (541,548)  $         (456,842)

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                 $          (89,987)  $          (20,291)  $         (118,116)  $          (75,029)
                                             ------------------   ------------------   ------------------   ------------------
Pro forma net loss                           $         (129,850)  $         (143,555)  $         (659,664)  $         (531,871)
                                             ==================   ==================   ==================   ==================

Loss per share, basic and diluted:
  As reported                                $            --      $            --      $            --      $            --
                                             ==================   ==================   ==================   ==================
  Pro forma                                  $            --      $            --      $            --      $            --
                                             ==================   ==================   ==================   ==================

(2)  Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the three and nine-month periods ended September 30, 2004 the Company had a loss of $39,863 and $541,548 respectively compared to a loss of $123,264 and $456,842 during the same periods ended September 30, 2003. During the nine-month period ended September 30, 2004, the Company's operations used cash of $434,953. During the period ended September 30, 2003, the Company's operations used cash of $374,460. The Company has taken steps to further improve financial performance and diversify their customer base. In the Company's main production facility the construction of additional hot cells and new production contracts for isotope sales, source recycling, and cobalt source fabrication will all lead to increased revenue and improved cash flow. In addition, the Company's Fluorine Products Division is developing manufacturing capability for high purity fluorine gases which will begin to contribute to Company revenue in early 2005. Therefore, management expects to generate sufficient cash flows to meet operational needs during the remainder of 2004 through increased sales, financing, and operating capital; however, there is no assurance that adequate cash flow will occur to continue operations for a reasonable period of time.

(3)  Net Loss Per Common Share - Basic and Diluted

As of September 30, 2004 there were 67,878,692 warrants and 17,500,000 options outstanding respectively, and 850 shares of Series B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)  Inventories

Inventories consist of the following at September 30, 2004 and December 31, 2003:

                              September 30, 2004    December 31, 2003
                              ------------------    -----------------
          Raw materials       $          268,265    $         268,265
          Work in progress             1,946,897            2,007,066
          Finished goods                   2,998                8,421
                              ------------------    -----------------
                              $        2,218,160    $       2,283,752
                              ==================    =================

(5)  Acquisition of license rights

During the nine months ended September 30, 2004, the Company completed the purchase of certain assets, patents and intellectual property related to the fluorine extraction process. The patents were acquired for $105,000 and the equipment for $10,000. The patents and equipment will be amortized/depreciated over their estimated useful lives, which are 10 years for the patents and 5 years for the equipment.

(6)  Notes Payable

The Company completed an unsecured note purchase agreement on January 21, 2004 with certain of the Company's principal shareholders and Directors totaling $650,000. This is an unsecured note accruing interest at 6% per year with a maturity date of December 31, 2005. Interest is to be paid on this note on a semi-annual basis and the Company has the option to prepay the principal balance at any time prior to maturity. The principal of the note and any accrued interest is convertible into shares of the Company's common stock at any time at the option of the holder prior to maturity. The conversion price for this conversion option is $0.18 per share, which was the market value of the common stock on the date the note was issued.

In July 2004, the Company renewed the terms of a note with a bank. The new terms extend the due date of the note to February 1, 2006 and set the interest rate at 7.5% through July 1, 2005 and then at a variable rate through maturity. At June 30, 2004 the balance outstanding that was renewed was $733,595. The Company also renewed with the same bank its $250,000 revolving line of credit changing the due date to July 1, 2005 and fixing the interest rate at the bank's prime rate plus 1% ($0 outstanding at September 30, 2004). The loans are secured with accounts receivables, inventory and equipment.

(7)  Stockholders' Equity and Warrants

For the nine-months ended September 30, 2004, 19,701,614 warrants were exercised and exchanged for 19,701,614 shares of the Company's common stock. The Company received $801,590 for the exercise of these warrants.

During August 2004, the Company granted 1,500,000 options to a new employee to purchase shares of common stock with an exercise price of $0.17 per share, which was equal to the closing market price of the common stock on the date of grant. These options vest through August 2007 in increments of 25% per year.

(8)  Commitments and Contingencies

Litigation

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. The lawsuit contains numerous allegations against the defendants relating to the manufacture and sale of calibration and reference standards for nuclear medicine. The lawsuit alleges the defendants are using information and equipment that the plaintiff acquired from a previous employer of one of the defendants. The lawsuit also alleges unfair trade practices, interference with prospective business relationships, and conspiracy. The plaintiff seeks an injunction to restrain the Company from manufacturing, marketing, or selling any of the products in question; a 55% royalty of the price of all related products sold by the Company; the return of all equipment and information in question; disgorgement of profits received for the manufacture and sale of the products in question; and general and punitive damages in an amount to be shown at the time of trial. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations made in the suit. In addition, the Company has filed a counterclaim against Isotopes Products Laboratories on the basis that Isotopes Products Laboratories filed the suit against the Company with the knowledge that it has no basis in law or fact and the lawsuit was calculated to interfere with the Company's contractual arrangements and prospective business between the Company and its customers. On July 29, 2004 the court granted the Company's motion to dismiss all charges against the Company's President and CEO, Steve T. Laflin. On October 25, 2004 the court established an anticipated trial start date of December 5, 2005. The Company will continue to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time. Should this lawsuit be settled in a manner unfavorable to the Company, the Company could lose its major line of revenues and could be required to make substantial payments to the plaintiff. The Company has a manufacturing agreement in place with this significant customer, which indemnifies the Company and its officers from any loss arising from this suit. However, there is no guarantee that this significant customer can bear the financial burden arising from defending and possible settlement of this lawsuit.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, who controls the reactor and laboratory operations. Revenue associated with the sale of HSA Cobalt and nuclear medicine calibration and reference standards are largely dependent on two major customers. A loss of any of these customers or vendors could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

The Company conducts its operations under an operating license from the Nuclear Regulatory Commission ("NRC"). The details of this license determine the scope of permitted operations and amendments are required to either increase the amount of material permitted or change the types of activities conducted within the facility. The Company is required to maintain a funding reserve adequate to address future decommissioning of the facility. An irrevocable, automatically renewable letter of credit against a $152,239 Certificate of Deposit at Texas State Bank has been used to provide this financial assurance.

(9)  Subsequent Events

In October 2004, the Company aquired all the intellectual property associated with detailed design of a Type B transportation container.

In October 2004, the Company submitted an application for sealed source registration to the Nuclear Regulatory Commission for a wide range of cobalt teletherapy source capsules. These are generic sealed sources compatible with a wide range of commercially available teletherapy units.

During October 2004, 1,600 warrants were exercised and exchanged for 1,600 shares of the Company's common stock. The Company received $72 for the exercise of these warrants.

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

RESULTS OF OPERATIONS

Three and nine-month periods ended September 30, 2004 and 2003. The Company's losses from operations for the three and nine-month periods ended September 30, 2004 were $39,863 and $541,548 respectively, as compared to loss from operations of $123,264 and $456,842 for the comparable periods of 2003. The decrease in net loss for the three-month period was attributable to increased revenue from sales during the period. The increase in net loss for the nine months is attributable to increased cost of goods sold and operational expense for new products, such as the Fluorine Extraction Process (FEP) production operation that was being developed during the period.

Revenue for the three and nine-month periods ended September 30, 2004 were $985,072 and $2,195,756 respectively, as compared to $552,020 and $1,696,703 for the same periods in 2003. These represent an increase of $433,052 (or 78%) and $499,053 (or 29%) respectively. The increase in revenue for both periods was attributable to increased sale of HSA cobalt and new revenues resulting from the sale of newly developed products such as radiochemicals and cobalt source recycling. Gross profit for the three and nine-month periods ended September 30, 2004 was $402,654 and $844,603 respectively, as compared to $231,259 and $734,291 for the same periods in 2003 representing increases of 74% and 15% respectively. However, gross profit, as a percentage of revenues, declined by 1% and 5% respectively for the three and nine-month periods ended September 30, 2004 compared to the same periods for 2003. This slight decline in gross profit percentage was attributable to slightly higher cost of goods sold for new products.

Operating expenses were $404,103 and $1,278,751 respectively for the three and nine-month periods ended September 30, 2004 compared to $320,573 and $1,110,888 for the same periods of 2003. Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2004 were $175,735 and $494,425 respectively, as compared to $129,196 and $342,948for the same periods of 2003, an increase of $45,539 and $151,477 respectively. General, administrative and consulting expenses totaled $215,055 and $744,034 respectively for the three and nine-month periods ended September 30, 2004 as compared to $172,464 and $726,314 for the same periods of 2003, an increase of $42,591 and $17,720 respectively. The overall increase in operating expense was largely attributable to increased expenditures, such as wages and marketing consultants, associated with development of new products and start-up of the Company's new FEP product division.

Interest expense for the three and nine-month period ended September 30, 2004 was $40,591 and $119,646 as compared to $32,512 and $114,712 for the comparable periods in 2003, an increase of $8,079 and $4,934 respectively.

Liquidity and Capital Resources

On September 30, 2004 the Company had cash and cash equivalents of $667,459 compared to $160,216 at December 31, 2003. For the nine months ended September 30, 2004, operating activities used cash of $434,953, investing activities used cash of $446,422 and financing activities provided cash of $1,388,618. Cash from financing activities consisted primarily of notes provided by several principals and directors and the conversion of warrants to common stock.

The Company has financed its operations since inception primarily by bank loans, sales of accelerator components and excess equipment, its initial public offering, sales of shares of common and preferred stock in private placements to investors, and loans from stockholders and directors.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, contract manufacturing agreements, commercial relationships, technological developments, and certain market factors. The Company still has a significant amount of Series A and B warrants that remain outstanding from the Company's Rights Offering conducted in 2003. Funds from the additional conversion of those warrants should be adequate to pay down certain of the Company's long-term liabilities and to generate additional cash for the acquisition of assets and continued development of the Fluorine Extraction Process (FEP). This should continue to improve the Company's financial strength, debt ratio, and attractiveness to investors or lending institutions.

Although there can be no assurances, the Company expects that revenues will continue to increase. These increased revenues will provide sufficient funds for operations and capital expenditures. The Company has made significant investments into assets necessary to carry out new revenue-producing operations and to manufacture new products. These include radiochemical sales and the installation of a large cobalt-60 processing hot cell that will support a wide range of cobalt products such as cobalt source recycling services and teletherapy source manufacturing. The Company expects these new business areas to make a significant contribution towards further growth in revenue and our customer base in 2005. In addition, the Company continues to make significant investments in and advancement towards, the start of fluorine producing operations utilizing the patented FEP process. The first of the Company FEP products is expected to be launched by the second quarter of 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. dba Isotope Products Laboratories in the Superior Court of the State of California for the County of Los Angeles against the Company, the Company's President and CEO, a significant customer of the Company and certain officers of this significant customer. The lawsuit also alleges unfair trade practices, interference with prospective business relationships, and conspiracy. The plaintiff seeks an injunction to restrain the Company from manufacturing, marketing, or selling any of the products in question; a 55% royalty of the price of all related products sold by the Company; the return of all equipment and information in question; disgorgement of profits received for the manufacture and sale of the products in question; and general and punitive damages in an amount to be shown at the time of trial. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations made in the suit. In addition, the Company has filed a counterclaim against Isotopes Products Laboratories on the basis that Isotopes Products Laboratories filed the suit against the Company with the knowledge that it has no basis in law or fact and the lawsuit was calculated to interfere with the Company's contractual arrangements and prospective business between the Company and its customers. On July 29, 2004 the court granted the Company's motion to dismiss all charges against the Company's President and CEO, Steve T. Laflin. On October 25, 2004 the court established an anticipated trial start date of December 5, 2005. The Company will continue to vigorously defend itself in the lawsuit; however, an outcome favorable to the Company is not determinable at this time.

Item 5. Other Information

None

Item 6. Exhibits

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


                                      International Isotopes Inc.
                                      (Registrant)



                                      By:  /s/ Steve T. Laflin
                                           -------------------------------------
                                           Steve T. Laflin
                                           President and Chief Executive Officer
Date:  November 3, 2004