Form 10KSB
period 2004-12-31
INTERNATIONAL ISOTOPES INC
filed 2005-03-31
CIK 1038277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

               (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                             Commission file number
                                    000-22923

                           INTERNATIONAL ISOTOPES INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES (X)   NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Issuer's revenue for the fiscal year ended December 31, 2004 was $2,848,844.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to be the average bid and asked price of such common equity at March 1, 2005 was $3,464,766.

As of March 1, 2005 the number of shares outstanding of common stock, $.01 par value was 183,315,081 shares.

Documents Incorporated by Reference

Certain information called for in Parts II and III of this Annual Report on Form 10-KSB is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

INTERNATIONAL ISOTOPES INC.

FORM 10-KSB

TABLE OF CONTENTS

                                                                        Page No.
Part I.

Item 1.   Business ....................................................     3
Item 2.   Properties ..................................................     6
Item 3.   Legal Proceedings ...........................................     7
Item 4.   Submission of Matters to a Vote of Securities-Holders .......     7

Part II.

Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters ..............................     8
Item 6.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................     8
Item 7.   Financial Statements.........................................    13
Item 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................    14
Item 8A   Controls and Procedures......................................    14

Part III.

Item 9.   Directors and Executive Officers of Registrant ..............    14
Item 10.  Executive Compensation ......................................    14
Item 11.  Security Ownership of Certain Beneficial Owners
             and Management ...........................................    15
Item 12.  Certain Relationships and Related Transactions ..............    15
Item 13.  Exhibits, Financial Statement Schedule
             and Reports on Form 8-K ..................................    15
Item 14.  Principal Accountant Fees and Services ......................    16
Power of Attorney .....................................................    16
Signatures ............................................................    17

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions identify forward-looking statements. In particular, statements regarding: the sufficiency of our available cash and revenues from operations to meet our operating needs; our ability to generate revenue; improvements in our gross profit; our 2005 goals and objectives; the improvement in our financial performance due to an anticipated decrease in operating expenses; anticipated growth in any of our business segments; the impact of expansion efforts on our revenues; the effect of our ability to use our patents; the anticipated approval dates for government permits; the improvement of our competitive position based on decreased production costs; anticipated completion dates for our plant construction and resulting production capabilities; the extension of the maturity date of our bank debt; the outcome of litigation pending against us and the establishment of additional manufacturing capacity are forward-looking. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management's expectations are described in the section entitled "Factors Affecting Future Results." That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. The company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that the company files from time to time with the Securities and Exchange Commission.

Item 1.  BUSINESS

General Business and Products Description
International Isotopes Inc., a Texas corporation, (together with its wholly owned subsidiary, International Isotopes Idaho Inc.) was formed as a Texas corporation in 1995. Our headquarters and all operations are currently located in Idaho Falls, Idaho. Our business consists of five reportable segments which include; Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Process Products, and Radiological Processing Services.

Nuclear Medicine Reference and Calibration Standards
This segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy business. These items include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. One customer accounts for most of our sales in this segment. We are the exclusive contract manufacturer for this customer for these products. There are over 5,000 nuclear medicine centers around the country that require these types of products on a regular repeat basis. We have been manufacturing these products since 2001 and have continued to grow this business at an annual rate of approximately 12% per year. The nuclear pharmacy business has been growing, and is anticipated to continue to grow, at an annual rate of about 5%.

Cobalt Products
This segment includes the production of high and medium specific activity bulk cobalt, recycling expended cobalt sources, and fabrication of a wide array of cobalt teletherapy and experimental irradiator source capsules. In prior years our only cobalt product revenues were from the sale of bulk cobalt metal. However, in 2004, we made several major accomplishments, which will allow for significant growth of this segment.

     o We made a significant financial investment to install hot cells and related processing equipment to permit on site processing of cobalt-60 isotope.

     o We have been able to contract for the receipt and recycling of certain cobalt sources utilizing these facilities.

     o We have designed a series of Sealed Source and Special Form capsules, which will allow us to recycle, re-encapsulate, and sell a variety of new cobalt products utilizing recycled material or material we produce in reactors.

This expanded cobalt production capability is expected to have a significant positive impact upon our revenues in 2005 and beyond.

Radiochemical Products
This segment includes production of various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. Our sales in this segment consist of Cobalt-60 (Co-60), Cobalt-57 (Co-57), Cesium-137 (Cs-137), Iodine-131 (I-131), Sodium-22 (Na-22),
and Barium-133 (Ba-133) isotopes. We initiated fairly wide scale distribution of Iodine-131 in 2004. Radiopharmaceuticals produced with Iodine-131 are used in the treatment and diagnosis of various diseases of the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism and are also used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.

Fluorine Products
We acquired seven patents for the Fluorine Extraction Process (FEP) in January 2004 and plan to use this technology to produce several high purity fluorine products, such as germanium tetrafluoride. High purity fluorine gases are in ever-increasing demand for ion-implantation or chemical vapor deposition processes for microelectronics components and high-speed silicon chip manufacture. The FEP fluorine product is expected to be very high purity which makes it ideally suited to these specialty applications, where ultra high purity gas is required. In addition, we anticipate that the production costs of FEP products will be low in comparison with ultra pure fluorine products manufactured by other common commercial methods enabling us to effectively compete with existing high purity fluorine product suppliers.

In addition to acquiring these patents, we have undertaken several additional steps in 2004 towards manufacturing these high purity fluoride gases.

     o We have established a marketing and technology consulting agreement with individuals knowledgeable and experienced with the processing technology and market applications for fluorine products.

     o We have leased an additional industrial facility for production of FEP gases.

     o    We have hired management and laboratory process operations staff.

     o    We  have   completed  a  process   system  design  and  started  plant
          construction.

We expect to complete plant construction and begin fluorine gas production during the second quarter of 2005. We believe that the market size and growth outlook for high purity fluorine products is excellent and this business segment should provide us with an excellent opportunity to grow our revenue substantially in coming years.

Radiological Processing Services
This segment concerns a wide array of miscellaneous services the largest of which is processing of gemstones which has undergone irradiation for color enhancement. One customer accounts for most of our sales in this segment. We have an exclusive contract with a this customer for the gemstone processing service. Other services in this segment consist of radiological engineering consultant services, Type A package certification testing, and waste packaging/recycle services.

We believe that all of these business segments will perform well and should continue to demonstrate continued growth. We expect that revenues generated from these operations should be expected to produce sufficient cash to meet our operational needs.


Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse. Our current operations involve products that are used in a wide variety of applications and in various markets.

Nuclear Medicine Reference and Calibration Standards
Calibration and Reference Standards are required for the daily operational checks and calibration of the measurement of SPECT imaging devices frequently used in nuclear medicine. This calibration and quality assurance testing is required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. We exclusively manufacture many of these products for Radqual LLC, which in turn sells the products to several distributors around the U.S. We directly ship these products to all 50 states and several overseas locations. There are two other major producers of these products within the U.S. and that directly compete with us for these products.

Cobalt Products
We sell high activity bulk cobalt to a customer that uses it to fabricate sealed sources for the Elekta Gamma knife unit. The gamma knife is a device used for the precise radiation treatment of certain tumors and vascular deformities of the brain. There are over seventy-five treatment centers around the U.S that are using the gamma knife and through 2003 it is estimated that over 80,000 patients have been successfully treated with this device. We also accept old gamma knife sources for recycling when they have decayed past their useful activity in the gamma knife. This recycled cobalt, along with lower activity cobalt we produce in a reactor, is incorporated into new sealed sources for teletherapy or experimental irradiators.

Radiochemical Products
We typically supply radioisotope products in bulk form. The markets for most radiochemicals are highly competitive. The target markets for these products are customers who 1) incorporate them into finished industrial or medical devices;
2) use radioisotope products in clinical trials for various medical applications; or 3) further process and include the radioisotope products into a pharmaceutical product for FDA approved therapy or imaging.

Fluorine Products
We are developing our fluorine products to address an opportunity we see in the increased market demand for certain high purity fluorine compounds in the microelectronics industry. Emerging technologies, such as the increased use of silicon germanium processing chips for the wireless industry will require the use of high purity fluorine compounds, such as germanium tetra fluoride. We plan to establish manufacturing capacity for at least one of these compounds in 2005. Several of these fluorine compounds are already under production by other businesses. Since the cost of the FEP process is low, we anticipate being able to be very price competitive with our fluorine products. However, this price advantage may initially be our only competitive advantage in this market.

Radiological Processing Services

Most of our general measurement and radiological services are performed in support of gemstone processing. This material has undergone color enhancement by irradiation at the Missouri University Research Reactor (MURR). The gemstones are used in commercial jewelry manufactured by other companies in overseas locations. The color enhancement process is a highly competitive industry and there are several alternatives to irradiation treatment. There are also other reactors located in other regions of the world that offer this irradiation service capability. The jewelry manufacturing industry is a highly competitive industry.


Government Regulation

We have obtained a license from the Nuclear Regulatory Commission, Region IV that permits use and possession of by-product material. The scope of this license includes calibration and reference standard manufacturing and distribution, radioisotope processing and distribution, large scale cobalt processing and recycle operations, radioactive gemstone processing, environmental sample analysis, and various research and development activities. The existing license and permits are adequate to allow all of our current business operations. Expansion into FEP production will require additional permitting both through the NRC, State of Idaho, and the Environmental Protection Agency. We started this permitting process in 2004 and expect to complete it in 2005. We will make every effort to prepare well-planned and detailed applications for these additional permits; however, there can be no assurance of the time frame required for the various governmental agencies to review and approve these permits.

Regulation of Radioisotope Production Radioactive Waste

All of our manufacturing processes generate some radioactive waste. We must handle this waste pursuant to the Low Level Radioactive Waste Policy Act of 1980, which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal.

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

Other Regulations

Registration of any of our radiochemicals into a Drug Master File (DMF) could subject us to the additional regulations of the Food and Drug Administration
(FDA). We are registered as a medical device manufacturer through the FDA for several of our nuclear medicine reference and calibration standards. We are registered with the U.S. Department of Transportation for the shipment of radioactive materials and may be subjected to additional licensing requirements from the NRC for the import or export of radioactive materials commencing in 2005.

Employees

As of December 31, 2004 we had sixteen employees, all of whom are full-time.


Item  2.    PROPERTIES

We lease two properties. The following paragraphs provide a brief summary of these properties.

4137 Commerce Circle - The facility located on this property houses our main corporate headquarters and all of our manufacturing operations except our FEP operations. We hold this property pursuant to a lease that extends through August 2008. The facility was new when leased in March 2001 and remains in excellent condition. Our lease includes unlimited automatic five year extensions of the lease at our sole discretion. Lease payments are adjusted annually based upon changes in the CPI. We also have a purchase option and a right of first refusal on this property which allows us to purchase this property at any time for a stated amount.

3159 Commerce Way - The facility located on this property houses our FEP production operations. The facility was first leased in February 2004 and is in excellent overall condition. We hold this property pursuant to a lease that extends through March 2009. The facility is in excellent condition. Our lease includes unlimited automatic five year extensions of the lease at our sole discretion. Lease payments are adjusted annually based upon changes in the CPI. We also have a purchase option and a right of first refusal on this property which allows us to purchase this property at any time for a stated amount.


Item 3.   LEGAL PROCEEDINGS

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. in the Superior Court of the State of California for the County of Los Angeles against the company, our President and CEO, one of our customers and certain officers of this customer. The lawsuit contains numerous allegations against the defendants relating to the manufacture and sale of calibration and reference standards for nuclear medicine. The lawsuit alleges the defendants are using information and equipment that the plaintiff acquired from a previous employer of one of the defendants. The lawsuit also alleges unfair trade practices, interference with prospective business relationships, and conspiracy. The plaintiff seeks (i) an injunction to restrain us from manufacturing, marketing, or selling any of the products in question; (ii) a 55% royalty on the price of all related products we sell; (iii) the return of all equipment and information in question; (iv) disgorgement of profits received from the manufacture and sale of the products in question; and (v) general and punitive damages in an amount to be shown at the time of trial. In March 2004, we filed a response to the lawsuit in which we denied all of the allegations. In addition, we have filed a counterclaim against the plaintiff on the basis that the plaintiff filed the suit against the Company and our President and CEO with the knowledge that the plaintiff had no basis in law or fact and that the lawsuit was calculated to interfere with the our contractual arrangements and prospective business with our customers.

On July 29, 2004 the court granted our motion to dismiss all charges against our President and CEO. On October 25, 2004 the court established an anticipated trial start date of December 5, 2005. We will continue to vigorously defend against this lawsuit; however, a favorable outcome is not determinable at this time. Should this lawsuit be settled in a manner unfavorable to us, we could lose our major line of revenues and could be required to make substantial payments to the plaintiff. We have a manufacturing agreement in place with our customer and co-defendant pursuant to which the customer will indemnify us and our officers from any loss arising from this lawsuit. Therefore, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, there is no guarantee that our customer can bear the financial burden arising from defending and possible settlement of this lawsuit.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

An annual meeting of shareholders was held on June 25, 2004.

1) Election of Directors
All three incumbent directors were reelected without opposition to serve one-year terms in office. The results of this election were as follows:

        Name of Director                    For              Withheld
        ----------------                 -----------         --------

        Dr. Ralph Richart                106,908,919          320,801
        Steve T. Laflin                  107,183,731           45,989
        Christopher Grosso               106,908,919          320,801

2) Ratification of Independent Auditors
The appointment of Hansen Barnett & Maxwell as the independent certified public accountants for fiscal year 2004 was ratified. The results of the shareholder vote were as follows:

                                                                                    Broker
                                                     For       Against   Abstain   Non-Votes
                                                 -----------   -------   -------   ---------
Appointment of Hansen Barnett & Maxwell          107,197,661    29,304     2,755          -
 as independent certified public accountants


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the second quarter of 2001 our common stock was delisted from the Nasdaq Small Cap Market and was traded solely over the counter on the Pink Sheets. On August 13, 2004, Nasdaq approved the reporting of our common stock on the Over the Counter Bulletin Board (OTCB) under the trading symbol "INIS." High asked prices and low bid prices reported by the respective trading sectors during the periods indicated are shown below:

       Fiscal Year                Quarter      High Asked       Low Bid

          2004*                     1st          $0.19           $0.09
          2004*                     2nd          $0.19           $0.17
          2004@                     3rd          $0.19           $0.16
          2004#                     4th          $0.15           $0.08

          2003*                     1st          $0.05           $0.04
          2003*                     2nd          $0.08           $0.03
          2003*                     3rd          $0.14           $0.03
          2003*                     4th          $0.10           $0.03

*    As reported on the pink sheets.
@ As reported on the Pink Sheets from the beginning of the quarter through August 12, 2004 and as reported on the OTCBB from August 13, 2004 through the end of the quarter.
#    As reported on the OTCBB.

On December 31, 2004, there were 342 holders of record our common stock. We have never paid any cash dividends on our common stock. In the future, and based upon our profit performance, our Board of Directors will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business. It is unlikely that we will pay any dividends to shareholders for the foreseeable future.

Additional information called for by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after December 31, 2004.

Additional information called for by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed within 120 days after December 31, 2004.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the results of the company's operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

Overview

Our business consists of five reportable segments which include; Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Process Products, and Radiological Processing Services.

Nuclear Medicine Reference and Calibration Standards
This segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy business. These items include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.

Cobalt Products
This segment includes the production of high and medium specific activity bulk cobalt, recycling expended cobalt sources, and fabrication of a wide array of cobalt teletherapy and experimental irradiator source capsules. In prior years our only cobalt product revenues were from the sale of bulk cobalt metal. However, in 2004, we made several major accomplishments, including a significant investment to install hot cells and related processing equipment to permit on site processing of cobalt-60 isotope.

Radiochemical Products
This segment includes production of various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. Our sales in this segment consist of Cobalt-60 (Co-60), Cobalt-57 (Co-57), Cesium-137 (Cs-137), Iodine-131 (I-131), Sodium-22 (Na-22),
and Barium-133 (Ba-133) isotopes. We initiated fairly wide scale distribution of Iodine-131 in 2004. Radiopharmaceuticals produced with Iodine-131 are used in the treatment and diagnosis of various diseases of the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism and are also used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.

Fluorine Products
We acquired seven patents for the Fluorine Extraction Process (FEP) in January 2004 and plan to use this technology to produce several high purity fluorine products, such as germanium tetrafluoride. High purity fluorine gases are in ever-increasing demand for ion-implantation or chemical vapor deposition processes for microelectronics components and high-speed silicon chip manufacture. The FEP fluorine product is equal to or greater than 99.999% pure with no detectable uranium in the product gas. This makes our FEP products ideally suited to these specialty applications, where ultra high purity gas is required. In addition, we anticipate that the production costs of FEP products will be low in comparison with ultra pure fluorine products manufactured by other common commercial methods enabling us to effectively compete with existing high purity fluorine product suppliers.

Radiological Processing Services
This segment concerns a wide array of miscellaneous services such as processing of gemstones which has undergone irradiation for color enhancement. Other general services in this segment consist of radiological engineering consultant services, Type A package certification testing, and waste packaging/recycle services.

We believe that all of these business segments will perform well and should continue to demonstrate continued growth. We expect that revenues generated from these operations should produce sufficient cash to meet our operational needs.

We believe that revenues generated from these business activities can be expected to have a positive effect upon our projections for continued growth in 2005 and should produce sufficient cash to meet our operational needs.

Liquidity and Capital Resources

On December 31, 2004 we had cash and cash equivalents of $150,051 compared to $160,216 at December 31, 2003. For the year ended December 31, 2004, our cash flows included net cash used in operating activities of $621,005, net cash provided by financing activities of $1,383,090 and cash used in investing activities of $772,250.

We incurred a loss applicable to common shareholders of $844,736 for the year ended December 31, 2004 and has an accumulated deficit of $88,813,386 since inception. Prior to 2004, our operations and plant and equipment expenditures were funded principally from proceeds from public and private sales of equity as well as through asset sales.

As of December 31, 2004, we had net borrowings of $733,595 with Texas State Bank. The current maturity date of this loan is February 2006. We made interest-only payments on this loan during 2004, but have been making principal and interest payments effective in January 2005. We anticipate working with Texas State Bank to extend the maturity date of this loan. We also have a $250,000 revolving line of credit with Texas State Bank. As of December 31, 2004, we had not drawn against this line of credit.

We completed an unsecured note purchase agreement on January 21, 2004 with certain of our principal investors and Directors totaling $650,000. Pursuant to the terms of the note purchase agreement, we issued unsecured notes, which accrue interest at 6% per year with a maturity date of December 31, 2005. Interest is paid on the notes on a semi-annual basis and the company has the option to prepay the principal balance at any time prior to maturity. The principal of the notes and any accrued interest is convertible into shares of our common stock at any time at the option of the holder prior to maturity. The conversion price for this conversion option was based on the market value of the common stock at the time the notes were issued and was determined to be $0.18 per share.

During 2004, there were a significant number of Series A warrants, and a few Series B warrants, issued from the 2003 rights offering that were exercised by shareholders for common stock. The total Series A and B warrant exercise in 2004 generated $802,034 and resulted in the issuance of an additional 19,714,894 shares of common stock. In January 2005, the company announced a mandatory redemption on all remaining Series A warrants by February 25, 2005. Consequently, shareholders exercised Series A warrants for $969,690 and the company issued an additional 24,842,259 shares of common stock. As of March 1, 2005 there are still 42,421,483 Series B warrants outstanding, which, if exercised would generate an additional $2,121,074 in capital and result in the issuance of an additional 42,421,483 shares of common stock.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

Total revenues were $2,848,844 in 2004 as compared to $2,070,592 in 2003, an increase of $778,251 or 37.5%. The significant increase in revenues was attributable to increases in nearly every business segment. Cobalt Product sales and Radiochemical Products sales both approximately doubled. In our largest business segment, Nuclear Medicine Reference and Calibration Standards, sales increased by 11%. Only the Radiological Processing Services segment declined in 2004 (down 53.6%) primarily due to the continued decline in gemstone processing that continues to be subject to intense competition in the color enhancement and costume jewelry industries.

Cost of Revenues and Gross Profit

Cost of revenue for 2004 was $1,719,251 compared to $1,151,161 in 2003, an increase of $568,090 or 49%. Gross profit for 2004 was $1,129,592 or 40% as compared to $919,431 or 44% in 2003. The increase in cost of revenues and decrease in gross profit is attributable to the cost of launching Radiochemical Products in 2004 and the relatively high production costs associated with these new products. Improvements in production efficiencies, implementation of cost saving measures, and elimination of low margin products during the course of 2004 has lead to considerable improvements in gross profit performance which we expect will become evident in 2005.

Operating Costs and Expenses

Total operating costs and expenses for 2004 were $1,828,293, as compared to $1,582,512 in 2003, an increase of $245,781 or 15%. The increase was largely attributable to increased salaries and contract labor resulting from increased staffing and marketing contract consultant costs. Measured as a percentage of total revenue, operating expense has decreased 12% from 76% in 2003 to 64% in 2004. Limiting increases in staffing and eliminating most of our marketing consultant costs are expected to further decrease operating expenses in 2005.

Other Income (expense)

Other (expense) in 2004 was ($146,035) compared to other income of $108,332 in 2003. The difference was principally attributable to the sale of fully impaired assets in 2003. We no longer expect to realize any significant revenues from the sale of impaired assets.

Net Loss

The Net Loss from continuing operations was $844,736 in 2004 compared to a loss of $578,485 in 2003. The $266,251 increase in net loss was primarily attributable to the lack of income from sales of fully impaired assets in 2004 since all of the assets from discontinued operations have now been sold. Enhancements in production process efficiencies, production cost saving measures, elimination of marketing consultant expense, and elimination of low margin radiochemical products are all expected to contribute to improved financial performance in 2005.

Forward Looking Information

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions identify forward-looking statements. In particular, statements regarding: the sufficiency of our available cash and revenues from operations to meet our operating needs; our ability to generate revenue; improvements in our gross profit; our 2005 goals and objectives; the improvement in our financial performance due to an anticipated decrease in operating expenses; anticipated growth in any of our business segments; the impact of expansion efforts on our revenues; the effect of our ability to use our patents; the anticipated approval dates for government permits; the improvement of our competitive position based on decreased production costs; anticipated completion dates for our plant construction and resulting production capabilities; the extension of the maturity date of our bank debt; the outcome of litigation pending against us and the establishment of additional manufacturing capacity are forward-looking. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management's expectations are described in the section entitled "Factors Affecting Future Results." That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. The company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that the company files from time to time with the Securities and Exchange Commission.

In 2004, we continued to build on various business segments, make investments into facilities and infrastructure, launch new products, and improve operating cost controls. The following is a list of some of the more significant accomplishments in 2004.

     o Significant financial investment to install cobalt hot cells and related processing equipment to permit on site processing of cobalt-60 isotope, recycling expended cobalt sources, and fabrication of teletherapy capsules.

     o    Obtained contracts for receipt and recycle of certain cobalt sources.

     o Obtained transportation container to allow shipment and processing of cobalt and other radioisotopes produced in other reactor locations.

     o Designed a series of Sealed Source and Special Form capsules, which will allow us to recycle, re-encapsulate, and sell a variety of new cobalt products utilizing recycled material or material we produce in reactors.

     o Installed new radiochemical processing hot cells and initiated sales of new radiochemical products.

     o Acquired seven patents for the Fluorine Extraction Process (FEP) and have established marketing and technology consulting agreements, leased an additional industrial facility for FEP production, hired management and laboratory process FEP operations staff, and completed FEP process system design and initiated plant construction.

Based upon the investments we have made in our facilities and products developed in 2004 we have the following goals and objectives for 2005:

     o To continue to expand our customer base and increase cobalt revenues through sales of cobalt sealed sources once NRC sealed source approval is obtained.

     o To explore participation in contracts for various government sponsored source recovery and recycle programs expected to be funded through the federal government and to which we are uniquely suited to provide services.

     o    To  launch  at  least  one  new  radiochemical   product  and  explore
          establishing partnerships with radiopharmaceutical manufacturers.

     o To complete initial Fluorine gas plant construction, begin FEP gas production, and obtain gas supply contracts by the second quarter of 2005. We believe that the market size and growth outlook for high purity fluorine products is excellent and this business segment should provide the Company with an excellent opportunity to grow our revenue substantially in coming years.

     o To continue to grow market share of all products in the Nuclear Medicine Reference and Calibration Standards business segment

     o To continue to increase efficiencies and reduce production costs necessary to achieve profitability

We believe that revenues generated from these business activities will have a positive effect upon our business in 2005 and should produce sufficient cash to meet our operational needs.

Company Risk Factors

Readers should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones the company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have incurred and may continue to incur losses. With the exception of 2002, we have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2004, we have generated $22,165,661 in revenues and accumulated deficit (including preferred stock dividends and returns) in the amount of $88,813,306.

We may need additional financing to continue operations. As of December 31, 2004, we have an outstanding debt of $650,000 pursuant to short term notes with certain major shareholders and Directors of the Company that mature on December 31, 2005. We also have a loan from Texas State Bank in the amount of $733,595 as of December 31, 2004, which matures in February 2006 and is secured by our accounts receivable and fixed assets. We must negotiate an extension of this note on or before the maturity date. We also owe $840,753 to our former Chairman of the Board pursuant to a note that matures in April, 2012. Principal and interest payments on this note are paid annually based upon net profits (annual principal payment to equal 30% of net pre-tax profits).

Remaining company obligations on the Texas State Bank loan for the Waxahachie property. In 2002, Texas State Bank agreed to the assumption of our loan by an individual upon our sale of the Waxahachie property. As of December 31, 2004, the remaining outstanding balance on this loan was $312,391.44. Should this individual default on the assumed loan, the liability for the loan will revert to the Company.

There is no long-term contract in place with the Department of Energy contractor for continued HSA Cobalt production. We have put short term specific "work for non-government sponsor agreements" in place with the Department of Energy contractor to continue sales of HSA cobalt irradiated at the Idaho reactor facility. We expect that these agreements will continue; however, there is no assurance these contracts will be equitable or continuing.

Operational hazards could result in the spread of contamination within our facility and require additional funding to correct. An irrevocable, automatic renewable letter of credit against a certificate of deposit at Texas State Bank has been used to provide the financial assurance required by the Nuclear Regulatory Commission for our Idaho facility license. If a contamination event resulted in greater liability to us, we would have to borrow money or fund the liability from our future revenue.

Government regulation could adversely affect our business. Operations within our Idaho facility are subject to U.S. Nuclear Regulatory Commission and Food and Drug Administration regulations. To the extent these regulations are or become burdensome, our business development could be adversely affected.

We are dependent upon key personnel. Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer. The loss of Mr. Laflin could have a material adverse effect on our business. We have a $2 million dollar key man life insurance policy on Mr. Laflin and two years remaining on Mr. Laflin's employment agreement. There is no assurance that we will be able to retain Mr. Laflin or our existing personnel or attract additional qualified employees. The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

We are dependent on various third parties in connection with our business operations. The production of HSA Cobalt is dependent upon the Department of Energy, and its prime-operating contractor, which controls the Idaho reactor and laboratory operations. Our gemstone production is tied to an exclusive agreement with Quali Tech Inc. Nuclear medicine calibration and reference standard manufacturing is conducted under an exclusive contract with RadQual, LLC, which in turn has agreements in place with several companies for marketing and sales.

We are subject to competition from other companies. Each of our business areas has direct competition from other businesses. HSA cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by several other manufacturers in the U.S. and overseas, and there is at least one other gemstone processor in Europe. Most of our radiochemicals are also manufactured by several other companies in the world, and there are other suppliers of high purity fluorine products. Each of our competitors has significantly greater financial resources that could give them competitive advantage over us.

We are named as defendant in a lawsuit filed by Iso-Science Laboratories Inc. A lawsuit has been filed by Iso-Science Laboratories, Inc. We believe the allegations of the petition are without merit. However, there is no guarantee of a favorable outcome of this suit and an unfavorable outcome could result in the loss of major revenues and require substantial payments to the plaintiff.



Item 7.    FINANCIAL STATEMENTS

The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statement of Shareholders' Equity (Deficit) for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


Item 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Ethics is posted on our website and can be accessed, free of charge, at www.intisoid.com.

The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 2005 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2004, the close of our fiscal year.


Item 10.    EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation and Other Matters" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2004, the close of our fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The  information  set forth under the captions  "Outstanding  Capital  Stock and
Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2004, the close of our fiscal year.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Transactions" of the Company's Proxy Statement is incorporated herein by reference. The Company's Proxy Statement will be filed by the Company with the SEC not later than 120 days after December 31, 2004, the close of our fiscal year.


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed or incorporated by reference as exhibits to this Report:

3.1 Restated Articles of Incorporation of the Company (incorporated by Reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

3.2 Articles of Amendment to the Restated Articles of incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-8 filed on September 12, 2003) (Registration No. 333-108776).

3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1      International   Isotopes   Subscription   Rights  Agreement  and  Proxy
         Statement

10.1     * 2002 Long Term Incentive Plan  (incorporated  by reference to Exhibit
         10.1 to the Company's Annual Report on Form 10KSB for the year ended December 31, 2002

10.2     Form of Incentive Stock Option Agreement

10.3 Series A and B Warrant Agreement and Form of Series A and B Warrant (incorporated by reference to the Company's Registration Statement on Form S-3 filed on June 18,2003 (Registration No. 333-106215)

10.4     *International Isotopes Employee Stock Purchase Plan

10.5     *International Isotopes Employment Agreement with Steve T. Laflin

10.6     Lease Agreement 4137 Commerce Circle

10.7 Option to Purchase and Right of First Refusal for Property located at 4137 Commerce Circle

10.8     Lease Agreement 3159 Commerce Way

10.9 Option to Purchase and Right of First Refusal for Property located at 3159 Commerce Way

10.10    Promissory Note with Texas State Bank for $250,000 Line of Credit

10.11    Promissory Note with Texas State Bank for Commercial Loan

10.12    Unsecured Note to former Chairman of the Board, Dated April 1, 2002

10.13 Form of Note Purchase Agreement and Form of Unsecured Convertible Promissory Notes

21. International Isotopes Idaho Inc. is the sole subsidiary of the Company.

23.      Power of Attorney (included as part of signature page).

31.1 Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2 Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32.1     Certification under section 906 of the Sarbanes-Oxley Act of 2002.

*This exhibit constitutes a management contract or compensatory plan or arrangement.


Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31, 2004, and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2004 and 2003 are summarized as follows:

                                     2004           2003
                                    -------        -------
         Audit Fees                 $56,939        $65,496
         Audit Related Fees              $0             $0
         Tax Fees                        $0             $0
         All Other Fees                  $0             $0
                                    -------        -------
         Total                      $56,939        $65,496

Audit Committee Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable about financial reporting, considers and pre-approves all audit and non-audit services to be performed by the company's independent accountants. The Audit Committee has the authority to grant pre-approvals of non-audit services. All Audit, Audit-Related, Tax and Other Fees in 2003 and 2004 were approved by the Audit Committee.



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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         International Isotopes Inc.


                                         By: /S/ Steve T. Laflin
                                             ------------------------------
                                             Steve T. Laflin
                                             President, Chief Executive Officer
                                             and Chief Financial Officer



                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2005                           By:  /s/ Dr. Ralph Richart
                                              ----------------------------
                                              Dr. Ralph Richart
                                              Chairman of the Board of Directors


March  30, 2005                          By:  /s/ Steve T. Laflin
                                              ----------------------------
                                              Steve T. Laflin
                                              President, Chief Executive Officer
                                              (Principal Executive Officer),
                                              Chief Financial Officer (Principal
                                              Accounting Officer) and Director


March 30, 2005                           By:  /s/ Christopher Grosso
                                              ----------------------------
                                              Christopher Grosso
                                              Director, Audit Committee Chairman

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

TABLE OF CONTENTS


                                                                       Page No.

Report of Independent Registered Public Accounting Firm...............    20

FINANCIAL STATEMENTS

Consolidated Balance Sheets
    as of December 31, 2004 and 2003..................................    21

Consolidated Statements of Operations for the years ended
   December 31, 2004 and 2003.........................................    22

Consolidated Statements of Shareholders' Equity (Deficit) for
   the years ended December 31, 2003 and 2004.........................    23

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004 and 2003.........................................    24

Notes to Consolidated Financial Statements ...........................    26

  HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


To the Board of Directors and the Shareholders
International Isotopes Inc

We have audited the accompanying consolidated balance sheets of International Isotopes Inc and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




                                                    HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 11, 2005

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                           December 31,
                                                                  -----------------------------
                      Assets                                          2004             2003
 ------------------------------------------------------           ------------     ------------
Current assets:
    Cash and cash equivalents                                     $    150,051     $    160,216
    Accounts receivable                                                432,750          203,152
    Inventories (Note 3)                                             2,237,421        2,283,752
    Prepaids and other current assets                                   91,520          190,979
                                                                  ------------     ------------
      Total current assets                                           2,911,742        2,838,099

Long-term assets
    Restricted certificate of deposit                                  152,728          150,573
    Property, plant and equipment, net (Note 4)                      1,123,226          617,287
    Capitalized lease disposal costs, net of accumulated
      amortization of $47,472 & $35,604 respectivly (Note11)           101,860          113,728
    Patents, net of accumulated amortization                            98,433             --
                                                                  ------------     ------------
      Total long-term assets                                         1,476,247          881,588
                                                                  ------------     ------------
      Total assets                                                $  4,387,989     $  3,719,687
                                                                  ============     ============


          Liabilities and Stockholders' Equity
 ------------------------------------------------------
Current liabilities
    Accounts payable                                              $    328,589     $    320,554
    Accrued liabilities                                                226,338          150,475
    Current installments of mortgage and notes
      payable (Note 6)                                               1,520,570          756,725
                                                                  ------------     ------------
      Total current liabilities                                      2,075,497        1,227,754

Long-term liabilities
    Obligation for lease disposal costs (Note 11)                      149,332          149,332
    Mortgage and notes payable, excluding current
      installments (Note 6)                                            761,775          898,664
    Mandatorily redeemable preferred stock, $0.01 par value;
      850 shares (Note 7)                                             (850,000          850,000
                                                                  ------------     ------------
      Total long-term liabilities                                    1,761,107        1,897,996
                                                                  ------------     ------------
      Total liabilities                                              3,836,604        3,125,750

Stockholders' equity (Note 7)
    Common stock, $0.01 par value; 250,000,000 shares
      authorized; 159,077,940 issued                                 1,590,779        1,393,630
    Additional paid-in capital                                      87,773,992       87,168,957
    Accumulated deficit                                            (88,813,386)     (87,968,650)
                                                                  ------------     ------------
      Total stockholders' equity                                       551,381          593,937
                                                                  ------------     ------------
      Total liabilities and stockholders' equity                  $  4,387,989     $  3,719,687
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                          Years ended December 31,
                                                       -------------------------------
                                                           2004              2003
                                                       -------------     -------------
 Sales of product                                      $   2,848,844     $   2,070,592

 Cost of products                                          1,719,251         1,151,161
                                                       -------------     -------------
     Gross profit                                          1,129,592           919,431
                                                       -------------     -------------

 Operating costs and expenses:
   Salaries and contract labor                               720,383           495,724
   General, administrative and consulting                  1,058,812         1,029,602
   Research and development                                   49,098            57,186
                                                       -------------     -------------
     Total operating expenses                              1,828,293         1,582,512
                                                       -------------     -------------

     Operating loss                                         (698,701)         (663,081)
                                                       -------------     -------------

Other income (expense):
   Other income                                               10,476            35,996
   Gain from sale of fully impaired assets                      --             212,200
   Interest income                                             2,323             3,626
   Interest expense                                         (158,834)         (143,490)
                                                       -------------     -------------
     Total other income (expense)                           (146,035)          108,332
                                                       -------------     -------------

   Loss before cumulative effect of change
     in accounting principle                           $    (844,736)    $    (554,749)

Cumulative effect of change in accounting principle             --             (23,736)
                                                       -------------     -------------

Net loss                                               $    (844,736)    $    (578,485)
                                                       =============     =============

Net loss per common share - basic and diluted:
   Loss before culumative effect of change
     in accounting principle                           $       (0.01)    $       (0.01)
   Net loss                                            $       (0.01)    $       (0.01)
                                                       =============     =============

Weighted average common shares outstanding -
   basic and diluted                                     150,721,137       108,346,738
                                                       =============     =============


          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years ended December 31, 2004 and 2003

                                                                                                                  Total
                                                         Common Stock             Additional                    Stockholders'
                                                  ---------------------------      Paid-in      Accumulated       Equity/
                                                    Shares          Amount         Capital        Deficit        (Deficit)
                                                  -----------    ------------    ------------   ------------    ------------
Balance January 1, 2003                            95,581,135    $    955,812    $ 86,416,002   $(87,390,165)   $    (18,351)

Cancelation of 8,242 shares of common
  stock as part of a licensing agreement               (8,242)            (82)             82           --              --
Common stock issued as part of rights
  offering net of offering costs of $122,906       43,790,153         437,900         752,873           --         1,190,773

Net loss                                                 --              --              --         (578,485)       (578,485)
                                                  -----------    ------------    ------------   ------------    ------------
Balance December 31, 2003                         139,363,046       1,393,630      87,168,957    (87,968,650)        593,937

Exercise of 19,714,894 Series A and B warrants     19,714,894         197,149         604,885           --           802,034

Net loss                                                 --              --              --         (844,736)       (844,736)
                                                  -----------    ------------    ------------   ------------    ------------
Balance December 31, 2004                         159,077,940    $  1,590,779    $ 87,773,992   $(88,813,386)   $    551,385
                                                  ===========    ============    ============   ============    ============


          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  Years ended December 31,
                                                                 --------------------------
                                                                    2004           2003
                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                      $  (844,736)   $  (578,485)
   Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation and amortization                                    179,364        112,753
    Gain from sale of assets fully impaired                             --         (212,200)
    Loss on disposal of property, plant and equipment                    381           --
    Cumulative effect of change in accounting principle                 --           23,736
    Changes in operating assets and liabilities:
       Accrued interest on restricted certificate of deposit          (2,155)        (3,415)
       Accounts receivable                                          (229,597)        15,771
       Prepaids and other current assets                              99,459        (62,149)
       Inventories                                                    46,331         (3,924)
       Accounts payable and accrued liabilities                      129,948        (81,011)
                                                                 -----------    -----------
         Net cash used in operating activities                      (621,005)      (788,924)
                                                                 -----------    -----------

Cash flows from investing activities:
   Purchase of patents                                              (109,000)          --
   Purchase of property, plant and equipment                        (663,250)      (392,460)
   Proceeds from assets held for sale                                   --          474,436
                                                                 -----------    -----------
         Net cash (used in) provided by investing activites         (772,250)        81,976
                                                                 -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                802,184           --
   Proceeds from issuance of common stock                               --          406,868
   Payments for offering costs                                          --         (122,906)
   Proceeds from issuance of debt                                    603,950        760,000
   Principal payments on notes payable                               (23,044)      (471,544)
                                                                 -----------    -----------
         Net cash provided by financing activities                 1,383,090        572,418
                                                                 -----------    -----------

Net change in cash and cash equivalents                              (10,165)      (134,530)
Cash and cash equivalents at beginning of year                       160,216        294,746
                                                                 -----------    -----------
Cash and cash equivalents at end of year                         $   150,051    $   160,216
                                                                 ===========    ===========


                                  (Continued)

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                    Continued

                                                                  Years ended December 31,
                                                                 --------------------------
                                                                    2004           2003
                                                                 -----------    -----------
Supplemental disclosure of cash flow activities:
   Cash paid for interest                                        $    75,092    $   113,462
                                                                 ===========    ===========

Supplemental disclosure of noncash financing and investing transactions:

   Note payable converted from interest payable                  $    46,050    $      --

   Renewal/renogiation of note payable                               733,595           --

   Acquisition of equipment for note payable                            --           89,660

   Sale of assets held for sale through assumption of debt              --          345,295

   Conversion of debt and accrued interest to rights offering           --          906,811



          See accompanying notes to consolidated financial statements.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         International Isotopes Inc (the Company) was incorporated in Texas in November 1995. The Company owns 100% of the outstanding common shares of International Isotopes Idaho, Inc.

         Nature of Operations -The Company's business consists of five major business segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Process Products, and Radiological Processing Services.

         With the exception of certain unique products, the Company's normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company's operating cycle for those products is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of December 31, 2004, the Company had sixteen full time employees.

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

                Cash, cash equivalents, and a restricted certificate of deposit totaling $302,779 and $310,789 at December 31, 2004 and 2003,
                respectively, consist of operating accounts, money market accounts and a certificate of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

                At December 31, 2004 the Company has pledged a certificate of deposit as security on a letter of credit. The letter of credit is required as part of the licensing agreement with the Nuclear Regulatory Commission ("NRC"). Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC. Accordingly, withdrawal of the certificate is restricted over the remaining life of the license.

                At December 31, 2004, the Company had $152,606 of cash deposits in excess of federally insured limits.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


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

                Depreciation and amortization expense was $179,364 and $112,753 for the years ended December 31, 2004 and 2003, respectively.

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

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

                Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2004 or 2003.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


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

                Sales to one major customer accounted for 49% and 60% of the sales during 2004 and 2003 respectively.

         (i)    Research and Development Costs

                The Company had research and development expenses totaling $49,098 in 2004 and $57,186 in 2003. These expenses were associated with initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and various markers.

         (j)    Shipping and Handling Costs

                The Company expenses all shipping and handling costs incurred. For the years ended December 31, 2004 and 2003, the Company expensed $4,672 and $108,751, respectively of shipping and handling costs. These costs are reported as general, administrative and consulting costs in the statements of operations.

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


                No compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

                                                        2004           2003
                                                    ------------    -----------

Net loss, as reported                               $   (844,736)   $  (578,485)

Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                              (174,561)       (95,319)
                                                    ------------    -----------
Pro forma net loss                                  $ (1,019,297)   $  (673,804)
                                                    ============    ===========

Loss per share, basic and diluted:
   As reported                                      $      (0.01)   $     (0.01)
                                                    ============    ===========
   Pro forma                                        $      (0.01)   $     (0.01)
                                                    ============    ===========



         (l)    Net Loss Per Common Share-Basic and Diluted

                Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Net loss per common share is calculated for both continuing and discontinued operations.

                As of December 31, 2003 and 2004, there were 103,580,306 and 85,865,412 options/warrants and 850 and 850 shares of Series B redeemable convertible preferred stock outstanding, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


                In December  2004,  the FASB issued  Statement  No. 123 (Revised
                2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period. The effect of adopting
                Statement 123(R) on options outstanding at December 31, 2004 will result in recognition of $48,688 of additional compensation during the year ending December 31, 2005.

         (n)    Reclassifications

                Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the previously reported net loss.


NOTE 2 - BUSINESS CONDITION AND LIQUIDITY

Business Condition - The Company has a history of recurring losses with an accumulated deficit of $88,813,386 at December 31, 2004 and a net loss of $844,736 for the year then ended. The Company's working capital has decreased by $774,100 from the prior year, working capital includes inventory which will not be sold for up to three years, and the Company has used cash flows from operations of $621,005. During 2004, the Company sought to improve future cash flows from operating activities through significant investments into facilities and infrastructure, launching new products and implementing and improving operating cost control measures. The Company has been able to grow the Nuclear Medicine Reference and Calibration Standards segment at an annual rate of approximately 12% per year and anticipates similar growth trends over the coming year.

During March 2005, the Company obtained approval from the Nuclear Regulatory Commission ("NRC") to manufacture a wide range of cobalt irradiator and teletherapy capsules and plans to expand their customer base and increase cobalt revenues through recycling various expended sealed sources and sales of cobalt sealed sources utilizing recycled material or material produced in reactors. During 2005, the Company has also signed contracts for the sale of HSA Cobalt through December 2007 and for the sale of Cobalt sealed source sets. Management believes that this expanded cobalt production capability should increase future revenues.

During 2004, the Company acquired seven patents for the Fluorine Extraction Process (FEP) and began construction of a plant to use this technology to produce several high purity fluorine products, such as germanium tetrafluoride. The Company expects to complete plant construction and begin fluorine gas production during the second quarter of 2005. Based on the market size and growth outlook for high purity fluorine products, management believes this plan and its operations should increase future revenues.

Subsequent to December 31, 2004, certain series A and B warrants were exercised resulting in the issuance of 24,252,059 shares of common stock for proceeds of $970,180.

Management believes these changes to operations and the additional capital received from the exercise of warrants will be sufficient to enable the Company to continue its operations as a going concern; however, there is no assurance that management's plans will be fulfilled or that profitable operations will be obtained.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 3 - INVENTORIES

         Included in inventory are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, and completed flood sources and irradiated cobalt. Inventories consisted of the following at December 31, 2004 and 2003:

                                             2004           2003
                                          ----------     ----------

                 Raw materials            $  267,850     $  268,265
                 Work in progress          1,968,177      2,007,066
                 Finished goods                1,394          8,421
                                          ----------     ----------
                                          $2,237,421     $2,283,752

         Work in progress includes cobalt-60 isotopes that are located in the U.S. federal government's Advanced Test Reactor (ATR) located outside Idaho Falls, Idaho. These isotopes are at various stages of irradiation. Some isotopes are near completion and others may require up to three years to complete. At December 31, 2004 and 2003, these isotopes had a carrying value of $1,764,659 and $1,889,003, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows at December 31, 2004 and 2003:

                                                 2004            2003
                                              -----------     -----------
         Furniture and fixtures               $    63,062     $    49,931
         Plant and improvements                    53,647          48,507
         Production equipment                   1,432,235         791,444
                                              -----------     -----------
                                                1,548,944         889,882
         Less accumulated depreciation           (425,718)       (272,595)
                                              -----------     -----------
         Property, plant & equipment, net     $ 1,123,226     $   617,287
                                              ===========     ===========

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 5 - PATENTS

         During the year ended December 31, 2004, the Company obtained certain patents and patents pending related to a Fluorine Extraction Process and a container to transport radioactive materials. Patents, as of December 31, 2004, are as follows:

                                                           2004
                                                         --------
         Patents                                         $109,000
         Less accumulated amortization                    (10,567)
                                                         --------
         Patents - net                                   $ 98,433
                                                         ========

         During the year ended December 31, 2004, the Company recognized $10,567 of amortization expense. Estimated amortization expense of patents for the next five years is as follows:


         Years Ending December 31:
         2005                                            $ 10,896
         2006                                              10,896
         2007                                              10,896
         2008                                              10,896
         2009                                              10,896
         Thereafter                                        43,953
                                                         --------
         Total                                           $ 98,433
                                                         ========

NOTE 6 - MORTGAGE AND NOTES PAYABLE

         At December 31, 2002, the Company had a note payable to the former chairman of the board in the amount of $909,737. In connection with the rights offering completed in September 2003, $68,985 of principal and $33,500 of accrued interest on this note was converted to common stock. The conversion rate was not beneficial to the holder, based on the market value of the common stock on the conversion date.

         During 2004, the Company negotiated a line of credit with a bank. The maximum amount available to borrow is $250,000. The line accrues interest at the bank prime rate plus 1% not to be less than 7.5%. The line comes due in July 2005 and is secured by equipment, accounts receivable and inventory. As of December 31, 2004, the Company had not drawn any funds against this line of credit.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


Mortgage and notes payable as of December 31, 2004 and 2003, consist of the following:

                                                          2004          2003
                                                      -----------   -----------
Unsecured note payable to certain directors
and shareholders, accrues interest at 6%,
convertible to common stock at the option
of the creditor, due December 31, 2005.
Convertible at $0.18 per share, which was
the market value on the date of the grant.            $   650,000   $         -

Note payable to a finance company accrues
interest at 8.7% due in monthly installments
of $1,488; secured by equipment; due in 2008.              57,997        69,161

Note payable to a company, accrues interest at
0%; payable in quarterly installments of
$2,970; secured by equipment; due in 2005.                      -        11,880

Promissory note to a bank, bearing interest at
7.5% through July 2005 then at prime plus 1%
due monthly; secured by equipment, accounts
receivable and inventory; due February 2006.              733,595       733,595

Note payable to the former chairman of the
board, interest accrues at 7%; payable annually
on April 1; principal payments are due annually
on April 1 consisting of 30% of prior year net
income, with remaining balance due April 2012;
secured.                                                  840,753       840,753
                                                      -----------   -----------
Total mortage and notes payable                         2,282,345     1,655,389
Less: current maturities                               (1,520,570)     (756,725)
                                                      -----------   -----------
Mortgage and notes payable, excluding current
installments                                          $   761,775   $   898,664
                                                      ===========   ===========


The aggregate annual maturities of mortgage and notes payable as of December 31, 2004 for the next five years are as follows:

Years Ending December 31:
_________________________
2005                                                  $ 1,520,570
2006                                                      731,623
2007                                                       15,849
2008                                                       14,303
                                                                -
                                                      -----------
                                                      $ 2,282,345
                                                      ===========


NOTE 7 - SHAREHOLDERS' EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


         During 2004 there were 18,356,024 Series A warrants, and 1,358,870 Series B warrants, issued from the 2003 rights offering that were exercised by shareholders for common stock generating $802,184 and resulted in the Company issuing an additional 19,714,894 shares of common stock. The Series A warrant agreement contained a provision allowing the Company to redeem the Series A warrants at any time, provided the average closing price of the Company's common stock equaled, or exceeded, $0.12 for 30 consecutive trading days. The Company stock met this requirement and in January 2005, the Company announced that the Series A warrants would be redeemed on February 25, 2005 at a redemption price of $0.001 per warrant. Prior to the redemption date of February 25, 2005, 24,242,259 of Series A warrants were exercised for cash proceeds of $969,690. On February 25, 2005 the Company redeemed the remaining 1,191,870 Series A warrants for $1,192.

         Subsequent to December 31, 2004, 9,800 Series B warrants were exercised for cash proceeds of $490.

         Redeemable Convertible Preferred Stock

         The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to the payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company.

         At December 31, 2004, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022. The Company adopted SFAS 150 at July 1, 2003, that required the Company to reclassify its 850 shares of mandatorily redeemable preferred stock with a redemption value and carrying amount of $850,000 from temporary equity to long-term liabilities. The adoption of this standard had no effect on net loss.

         Employee Stock Purchase Plan

         On September 30, 2004, the Company's Board of Directors approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company's common stock. The plan allows employees to deduct up to 15% of their payroll each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three month offering period or other period as determined by the Board. The Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Employees began making payroll deductions in January 2005. The plan is subject to shareholder approval at the next annual shareholder meeting.

         Stock Option Plan

         In January 1997, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan was amended in 2000 to authorize grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price of not less than 85% of the reported market value of the common stock at the date of grant. Effective March 2002, the Company amended and restated the 2000 Stock Incentive Plan. The 2002 Long-Term Incentive Plan (the Plan) authorizes grants of options to purchase up to 20,000,000 shares of common stock. The maximum number of options that can be granted to each employee in one year is 10,000,000.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


         In February 2002, the Company granted an additional 13,000,000 options to key employees to purchase shares of common stock with an exercise price of $0.02 per share, which was equal to the closing market price of the common stock on the date of grant. These options were fully vested as of February 2005. In June 2003, the Company granted 2,000,000 options to certain directors to purchase shares of common stock with an exercise price of $0.03 per share, which was equal to the closing market price of the common stock on the date of grant. During 2004 the Company granted 1,500,000 options to purchase common stock with an exercise price of $0.17 and 500,000 options to purchase shares of common stock at an exercise price of $0.12 which was equal to the closing market price of the common stock on the grant dates.

         A summary of the stock options issued under the Company's Plan is as follows:

                                                              Weighted-Average
         Fixed Options                           Shares        Exercise Price
         ---------------------------------------------------------------------
         Outstanding at January 1, 2003         14,000,000       $      0.02
         Granted                                 2,000,000       $      0.03
                                              ------------       -----------
         Outstanding at December 31, 2003       16,000,000       $      0.03
         Granted                                 2,000,000       $      0.16
                                              ------------       -----------
         Outstanding at December 31, 2004       18,000,000       $      0.04
                                              ============       ===========

         Exercisable at December 31, 2003        8,000,000       $      0.03
                                              ============       ===========

         Exercisable at December 31, 2004       12,250,000       $      0.03
                                              ============       ===========


         The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2004:


                  Options           Weighted-         Weighted          Number          Weighted-
  Range of     Outstanding at        Average          Average       Exerciseable at      Average
  Exercise      December 31,        Remaining         Exercise        December 31,      Exercise
   Prices           2004         Contractual Life      Price              2004           Price
 -------------------------------------------------------------------------------------------------

  .02-.03        15,000,000            7.33            $ 0.02          10,750,000         $ 0.02
    0.08          1,000,000            6.31            $ 0.08           1,000,000         $ 0.08
    0.12            500,000            9.85            $ 0.12             125,000         $ 0.12
    0.17          1,500,000            9.59            $ 0.17             375,000         $ 0.17

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              2004          2003
                                            --------      --------
        Expected dividend yield                   -             -
        Risk-free interest rate                 4.4%          3.4%
        Expected volatility                     150%          159%
        Expected life                       10 years      10 years
        Weighted average fair value
          per share                            $0.16         $0.03



         Warrants

         The following summarizes warrant activity for the years ended December 31, 2004 and 2003:


                                                             Weighted-Average
                                                                 Exercise
             Fixed Warrants                      Shares           Price
        ----------------------------------------------------------------------
        Outstanding at January 1, 2003          3,027,326      $      4.26
        Granted                                87,580,306             0.05
        Expired                                (3,027,326)            4.26
                                              -----------      -----------
        Outstanding at December 31, 2003       87,580,306             0.05
        Exercised                             (19,714,894)            0.04
                                              -----------      -----------
        Outstanding at December 31, 2004       67,865,412      $      0.05
                                              ===========      ===========


         The following table summarizes information about warrant outstanding at December 31, 2004:


                  Outstanding and Exerciseable at December 31, 2004
              ----------------------------------------------------------
                                                    Weighted Average
                                                       Remaining
              Exercise Prices        Warrants       Contractual Life
              ----------------------------------------------------------
              $0.04                   25,434,129          2.58
              $0.05                   42,431,283          2.58
                                    ------------
                                      67,865,412
                                    ============

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 8 - INCOME TAXES

         The Company paid no federal or state income taxes during 2004 or 2003. Income tax expense on loss before cumulative effect of change in accounting principle differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                 2004            2003
                                              ----------      ----------
        Income tax benefit                    $ (287,210)     $ (188,615)
        Nondeductible expenses                       409              38
        State taxes net of federal benefit       (44,100)        (28,961)
        Change in valuation allowance            330,901         217,538
                                              ----------      ----------
        Total income tax expense              $        -      $        -
                                              ==========      ==========


         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) as of December 31, 2004 and 2003 are presented below:

                                                    2004            2003
                                                 -----------     -----------
        Deferred income tax asset
          Net operating loss carryforward        $ 1,397,335     $ 1,050,377
                                                           -               -
                                                 -----------     -----------
        Total deferred income tax asset            1,397,335       1,050,377
        Deferred income tax liability -
          depreciation                               (35,084)         (9,718)
        Valuation allowance                       (1,362,251)     (1,040,659)
                                                 -----------     -----------
        Deferred tax asset (liability)           $         -     $         -
                                                 ===========     ===========

         At December 31, 2004 the Company had net operating losses of $3,562,759 that will begin to expire in 2023. The valuation allowances for 2004 and 2003 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

         The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss carryforwards in the event of a more than 50% change in ownership. If such an ownership change occurs with the Company, the use of these net operating losses could be limited.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Litigation

         During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. in the Superior Court of the State of California for the County of Los Angeles against the Company, its President and CEO, one of its customers and certain officers of this customer. The lawsuit contains numerous allegations against the defendants relating to the manufacture and sale of calibration and reference standards for nuclear medicine. The lawsuit alleges the defendants are using information and equipment that the plaintiff acquired from a previous employer of one of the defendants. The lawsuit also alleges unfair trade practices, interference with prospective business relationships, and conspiracy. The plaintiff seeks (i) an injunction to restrain the Company from manufacturing, marketing, or selling any of the products in question;
         (ii) a 55% royalty on the price of all related products the Company sells; (iii) the return of all equipment and information in question;
         (iv) disgorgement of profits received from the manufacture and sale of the products in question; and (v) general and punitive damages in an amount to be shown at the time of trial. In March 2004, the Company filed a response to the lawsuit in which the Company denied all of the allegations. In addition, the Company has filed a counterclaim against the plaintiff on the basis that the plaintiff filed the suit against the Company and our President and CEO with the knowledge that the plaintiff had no basis in law or fact and that the lawsuit was calculated to interfere with our contractual arrangements and prospective business with our customers.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


         On July 29, 2004 the court granted our motion to dismiss all charges against our President and CEO. On October 25, 2004 the court established an anticipated trial start date of December 5, 2005. The Company will continue to vigorously defend against this lawsuit; however, the likelihood of an unfavorable outcome is not determinable at this time. Should this lawsuit be settled in a manner unfavorable to the Company, the Company could lose our major line of revenues and could be required to make substantial payments to the plaintiff. The Company has a manufacturing agreement in place with our customer and co-defendant pursuant to which the customer will indemnify us and our officers from any loss arising from this lawsuit. Therefore, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flow in the future. However, there is no guarantee that our customer can bear the financial burden arising from defending and possible settlement of this lawsuit.

         Lease Commitments

         The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2009. Rental expense under such leases for the years ended December 31, 2004 and 2003 was $143,922 and $82,242 respectively.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are:


                                                        Operating
         Years ending December 31                        Leases
                                                        ---------
         2005                                             143,719
         2006                                             138,744
         2007                                             138,744
         2008                                             102,484
         2009                                               4,310
                                                        ---------
         Total minimum lease payments                   $ 528,001
                                                        =========

         Employment Contract

         The Company has a five-year employment contract with the Company's president. The employment agreement extends through February 2007.

         Dependence on Third Parties

         The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations. The revenue associated with the sale of HSA Cobalt is largely dependent on the Company's sole customer for this product. Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, LLC. who in turn has an agreement in place with several companies for distributing the product. A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


         Contingencies

         Because all of the Company's business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times a year to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but this license does not currently restrict the volume of business operation performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

NOTE 10 - SALE OF ASSETS

         Sale of Waxahachie Real Estate

         In January 2003, the Company entered into an agreement to sell real estate in Waxahachie ,Texas for the assumption of $345,295 of debt associated with the property. The Company remains contingently liable to Texas State Bank for the debt on the real estate for the remainder of the term of the debt and could become liable should the purchaser default on the note.

         In accordance with FASB No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recognized a $10,000 obligation under the guarantee that consists of the obligation to stand ready to reassume the note held at Texas State Bank in the event the purchaser defaults on the note. The obligation is based on the cost necessary for the purchaser to refinance the note, which would release Company from the guarantor position. Should the purchaser default on the note and the Company reassumes the liability, the Company would also regain the real estate.

NOTE 11 - ASSET RETIREMENT OBLIGATION

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

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003



         The following summarizes the asset retirement obligation activity for the years ended December 31, 2004 and 2003:

         Balance January 1, 2003                       $ 149,332
          Accretion expense                               11,947
          Revision to cashflow estimates                 (11,947)
                                                       ---------
         Balance December 31, 2003                       149,332
          Accretion expense                               11,947
          Revision to cashflow estimates                 (11,947)
                                                       ---------
         Balance December 31, 2004                     $ 149,332
                                                       =========

NOTE 12 - SEGMENTS INFORMATION

         The Company has five reportable segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Process and Radiological Processing Services. Each of these segments is briefly described in the following paragraphs:

         o Nuclear Medicine Reference and Calibration Standards segment consists of manufacture of sources and standards associated with SPECT imaging, patient positioning, and calibration or operational testing of dose measuring equipment for nuclear pharmacy.

         o Cobalt Products segment includes the production of high and medium specific activity bulk cobalt, recycling expended cobalt sources, and fabrication of a wide array of cobalt teletherapy and experimental irradiator source capsules.

         o Radiochemical Products segment includes production of various isotopically pure radiochemical for medical, industrial, or research applications. These products are either directly produced by the company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands.

         o Fluorine Extraction Process (FEP) segment concerns the production of high purity fluorine gas compounds (such as germanium
               tetrafluioride)    for   the   electronics   and   silicon   chip
               manufacturing industry. The Company has acquired all patent rights to this process and is in the process of constructing/licensing a separate FEP production facility.

         o Radiological Processing Services segment concerns a wide array of miscellaneous services such as processing of gemstone which has undergone irradiation for color enhancement, radiological engineering consultant services, Type A package certification testing, and waste packaging/recycle services.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before other income or expense.

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


The Company's reportable segments are strategic revenue sources that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

                                                                 Radio-        Fluorine
                                  Reference        Cobalt       chemical      Extraction     Radiological       Total
 December 31, 2004                Standards      Production     Products       Process         Services        Segments
 --------------------------       ----------     ----------     ---------     ----------     ------------     ----------

 Revenues                         $1,377,281     $  923,262     $ 387,983     $        -     $    160,317     $2,848,843
 Depreciation and amortization        35,984         16,726        48,427         12,199           29,096        142,432
 Segment profit                      560,002        387,471      (284,752)      (226,549)         (13,379)       422,793
 Segment assets                      687,267      2,509,904       543,576        263,967          167,391      4,172,105
 Expenditures for segment assets       4,867        398,042        76,928        263,967                -        743,804


                                                                 Radio-        Fluorine
                                  Reference        Cobalt       chemical      Extraction     Radiological       Total
 December 31, 2003                Standards      Production     Products       Process         Services        Segments
 --------------------------       ----------     ----------     ---------     ----------     ------------     ----------

 Revenues                         $1,201,833     $  377,309     $ 145,763     $        -     $    345,687     $2,070,592
 Depreciation and amortization        33,769          8,910         6,527              -           30,174         79,380
 Segment profit (loss)               396,233        118,946      (217,807)             -          106,460        403,832
 Segment assets                      467,963      2,183,791       426,510              -          168,497      3,246,761
 Expenditures for segment assets      12,737         17,523       409,727              -                -        439,987


                                   Segment       Corporate         Total
 December 31, 2004                  Totals        Amounts       Consolidated
 --------------------------       ----------     ----------     ------------

 Revenues                         $2,848,843     $        -     $  2,848,843
 Depreciation and amortization       142,432         36,932          179,364
 Net profit (loss)                   422,793     (1,267,529)        (844,736)
 Total assets                      4,172,105        215,884        4,387,989
 Expenditures for assets             743,804         28,446          772,250


                                   Segment       Corporate         Total
 December 31, 2003                  Totals        Amounts       Consolidated
 --------------------------       ----------     ----------     ------------

 Revenues                         $2,070,592     $        -     $  2,070,592
 Depreciation and amortization        79,380         33,373          112,753
 Net loss                            403,832       (982,317)        (578,485)
 Total assets                      3,246,761        472,926        3,719,687
 Expenditures for assets             439,987         39,744          479,731

                   INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003




NOTE 13 - SUBSEQUENT EVENTS

         As discussed in Note 7, subsequent to year end 25,434,129 Series A warrants and 9,800 Series B warrants were exercised or redeemed for cash proceeds of $970,180.

         In March 2005, the Company entered into two new multi-year agreements with customers for various cobalt products and services.