Form 10QSB
period 2005-03-31
INTERNATIONAL ISOTOPES INC
filed 2005-05-13
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2005

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             Commission file number:
                                     0-22923

                           INTERNATIONAL ISOTOPES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      Texas
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   74-2763837
                      ------------------------------------
                      (IRS Employer Identification Number)

                              4137 Commerce Circle
                             Idaho Falls, ID. 83401
                    ----------------------------------------
                    (Address of principal executive offices)

                                  208-524-5300
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

As of April 15, 2005 the number of shares of Common Stock, $.01 par value, outstanding was 183,567,347.

INTERNATIONAL ISOTOPES INC.


TABLE OF CONTENTS

                                                                       Page No.
PART I  - FINANCIAL INFORMATION:


     Item 1 - Financial Statements:

              Unaudited Condensed Consolidated Balance Sheets
              at March 31, 2005 and December 31, 2004                      3

              Unaudited Condensed Consolidated Statements
              of Operations for the Three Months Ended
              March 31, 2005 and 2004                                      4

              Unaudited Condensed Consolidated Statements
              of Cash Flows for the Three Months Ended
              March 31, 2005 and 2004                                      5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                         6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

     Item 3 - Controls and Procedures                                     12

PART II - OTHER INFORMATION:

     Item 6 - Exhibits                                                    13

SIGNATURES                                                                13

CERTIFICATIONS                                                            14

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Balance Sheets


                                                                     March 31,     December 31,
                       Assets                                          2005            2004
 -----------------------------------------------------             ------------    ------------
Current assets:
    Cash and cash equivalents                                      $    697,380    $    150,051
    Accounts receivable                                                 452,554         432,750
    Inventories                                                       2,152,159       2,237,421
    Prepaids and other current assets                                   218,827          91,520
                                                                   ------------    ------------
       Total current assets                                           3,520,920       2,911,742

Long-term assets
    Restricted certificate of deposit                                   175,486         152,728
    Property, plant and equipment, net                                1,207,509       1,123,226
    Capitalized lease disposal costs, net of accumulated
       amortization of $50,686 and $47,472 respectively                 124,059         101,860
    Patents, net of accumulated amortization                            106,043          98,433
                                                                   ------------    ------------
       Total long-term assets                                         1,613,097       1,476,247

                                                                   ------------    ------------
       Total assets                                                $  5,134,017    $  4,387,989
                                                                   ============    ============


         Liabilities and Stockholders' Equity
 -----------------------------------------------------
Current liabilities
    Accounts payable                                               $    226,104    $    328,589
    Accrued liabilities                                                 306,129         226,338
    Current installments of mortgage and notes payable                1,517,349       1,520,570
                                                                   ------------    ------------
       Total current liabilites                                       2,049,582       2,075,497
Long-term liabilities
    Obligation for lease disposal costs                                 174,745         149,332
    Mortgage and notes payable, excluding current installments          758,775         761,775
    Mandatorily redeemable preferred stock, $0.01
       par value; 850 shares outstanding                                850,000         850,000
                                                                   ------------    ------------
       Total long-term liabilities                                    1,783,520       1,761,107
                                                                   ------------    ------------

       Total liabilities                                              3,833,102       3,836,604

Stockholders' equity
    Common stock, $0.01 par value; 250,000,000 shares
       authorized; 183,567,347 and 159,077,940 shares
       issued and outstanding, respectively                           1,835,673       1,590,779
    Additional paid-in capital                                       88,507,799      87,773,992
    Retained deficit                                                (89,042,557)    (88,813,386)
                                                                   ------------    ------------
       Total stockholders' equity                                     1,300,915         551,385
                                                                   ------------    ------------

       Total liabilities and stockholders' equity                  $  5,134,017    $  4,387,989
                                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations



                                                  Three Months ended March 31,
                                                     2005             2004
                                                 -------------    -------------
Sale of product                                  $     685,567    $     743,325
Cost of product                                        352,747          442,955
                                                 -------------    -------------
     Gross profit                                      332,820          300,370
                                                 -------------    -------------

 Operating costs and expenses:
   Salaries and contract labor                         219,611          156,734
   General, administrative and consulting              292,740          262,743
   Research and development                             12,194           13,567
                                                 -------------    -------------
     Total operating expenses                          524,545          433,044
                                                 -------------    -------------

     Operating loss                                   (191,725)        (132,674)
                                                 -------------    -------------

Other income (expense)
   Other income                                            574            8,699
   Interest income                                         486              750
   Interest expense                                    (38,506)         (38,262)
                                                 -------------    -------------
     Total other expense                               (37,446)         (28,813)
                                                 -------------    -------------
     Net loss                                    $    (229,171)   $    (161,487)
                                                 -------------    -------------


Net loss per common share - basic and diluted    $       (0.00)   $       (0.00)
                                                 =============    =============

Weighted average common shares outstanding -
   basic and diluted                               175,071,305      140,061,587
                                                 =============    =============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                             Three Months ended March 31,
                                                                             ----------------------------
                                                                                2005             2004
                                                                             -----------      -----------
Cash flows from operating activities:
     Net loss                                                                $  (229,171)     $  (161,487)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
         Depreciation and amortization                                            54,091           39,356
         Loss on disposal of property, plant and equipment                          --                186
         Changes in operating assets and liabilities:
                Restricted certificate of deposit                                (22,758)            (582)
                Accounts receivable                                              (19,805)         (34,509)
                Prepaids and other current assets                               (127,307)          16,600
                Inventories                                                       85,262           95,855
                Accounts payable and accrued liabilities                         (22,694)          60,636
                                                                             -----------      -----------
                     Net cash provided by (used in) operating activities        (282,382)          16,055
                                                                             -----------      -----------

Cash flows from investing activities:
     Purchase of patents                                                         (10,287)        (105,000)
     Purchase of property, plant and equipment                                  (132,482)        (156,228)
                                                                             -----------      -----------
                    Net cash used in investing activites                        (142,769)        (261,228)
                                                                             -----------      -----------

Cash flows from financing activities:
     Proceeds from exercise of warrants                                          979,894           92,689
     Redemption of Warrants                                                       (1,193)            --
     Proceeds from issuance of debt                                                 --            603,950
     Principal payments on notes payable                                          (6,221)          (4,880)
                                                                             -----------      -----------
                    Net cash provided by financing activities                    972,480          691,759
                                                                             -----------      -----------

Net increase in cash and cash equivalents                                        547,329          446,586
Cash and cash equivalents at beginning of period                                 150,051          160,216
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $   697,380      $   606,802
                                                                             ===========      ===========

Supplemental disclosure of cash flow activities:
     Cash paid for interest                                                  $    35,135      $    16,011
                                                                             ===========      ===========

Supplemental disclosure of noncash transactions:
     Note payable converted from interest payable                            $      --        $    46,050
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

Nature of Operations - The Company's business consists of five major business segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Process Products, and Radiological Processing Services.

With the exception of certain unique products, the Company's normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company's operating cycle for those products is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of March 31, 2005, the Company had nineteen full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25").

The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

                                                               2005          2004
                                                            ----------    ----------

Net loss applicable to common shareholders, as reported     $ (229,171)   $ (161,487)

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                          (90,573)      (17,176)
                                                            ----------    ----------
Pro forma net loss                                          $ (319,744)   $ (178,663)
                                                            ==========    ==========

Loss per share, basic and diluted:
   As reported                                              $        -    $        -
                                                            ==========    ==========
  Pro forma                                                 $        -    $        -
                                                            ==========    ==========

(2)  Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the period ended March 31, 2005, the Company had a loss of $229,171. During the period ended March 31, 2004, the Company had a loss of $161,487. During the period ended March 31, 2005, the Company's operations used cash in operating activities of $282,382. During the period ended March 31, 2004, the Company's operations provided cash in operating activities of $16,055. The Company has taken steps to improve financial performance and diversify its customer base. The Company believes that additional hot cells and new production contracts for isotope sales, source recycling, and cobalt source fabrication will lead to increased revenue and improved cash flow. In addition, the Company's plans to develop manufacturing capability for high purity fluorine gases, which the Company believes will begin to contribute to Company revenue in the fourth quarter of 2005. Based upon these improvements to business condition management expects to generate sufficient cash flows to meet operational needs during 2005; however, there is no assurance that these cash flows will occur.

(3)  Net Loss Per Common Share - Basic and Diluted

As of March 31, 2005 and 2004 there were 60,553,548 and 101,518,850 options and warrants outstanding respectively and 850 shares of Series B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)  Inventories

Inventories consist of the following at March 31, 2005 and December 31, 2004

                               March 31, 2005      December 31, 2004
                               --------------      -----------------
     Raw materials             $      267,225      $         267,850
     Work in progress               1,884,934              1,968,177
     Finished goods                         -                  1,394
                               --------------      -----------------
                               $    2,152,159      $       2,283,752
                               ==============      =================

(5)  Acquisition of license rights

During the three months ended March 31, 2005, the Company filed a patent application for a radioactive materials transportation container design. The cost of this patent application preparation and filing was $10,287. The cost of this patent application will be amortized over the next year or until the patent is granted at which time the cost would be amortized over its estimated useful life, which is 10 years for patents.


(6)  Stockholders' Equity and Warrants

Warrants

In January 2005, the Company announced that the Series A warrants would be redeemed at a redemption price of $0.001 per warrant. Prior to the redemption date, 24,461,672 of Series A warrants were exercised for cash proceeds of $978,467. The Company redeemed the remaining 971,457 Series A warrants for $1,193.

During the three months ended March 31, 2005, 27,735 Series B warrants were exercised for cash proceeds of $1,387. At March 31, 2005, the Company had 42,403,548 Series B warrants outstanding.

Stock Option Plan

In January 2005, the Company granted 150,000 options to an employee to purchase shares of common stock with an exercise price of $0.07 per share, which was equal to the closing market price of the common stock on the date of grant.

(7)  Commitments and Contingencies

Litigation

During April 2005, the Company was named as a defendant in a lawsuit filed in the District Court of Texas for Denton County, by a former employee. The former employee alleges breach of employment contract, stating that the Company failed to provide him six months continuation pay upon termination, and seeks damages of approximately $57,500, plus attorneys' fees and court costs. This suit is still in the discovery stage and the Company intends to vigorously defend this action.

The Company is party to a lawsuit filed by Iso-Science Laboratories, Inc. against the Company, one of its customers and certain officers of this customer. The lawsuit alleges the defendants are using information and equipment related to nuclear medicine calibration and reference standards that the plaintiff acquired from a previous employer of one of the defendants. The plaintiff seeks
(i) an injunction to restrain the Company from manufacturing, marketing, or selling any of the products in question; (ii) a 55% royalty on the price of all related products the Company sells; (iii) the return of all equipment and information in question; (iv) disgorgement of profits received from the manufacture and sale of the products in question; and (v) general and punitive damages in an amount to be shown at the time of trial. The Company denied all allegations and filed a counterclaim against the plaintiff on the basis that the lawsuit was calculated to interfere with contractual arrangements and prospective business or the Company.

The court established an anticipated trial start date of December 5, 2005. The likelihood of an outcome favorable to the Company is not determinable at this time. The Company could lose its major line of revenues and be required to make substantial payments to the plaintiff if this lawsuit is settled unfavorably to the Company. The Company has an agreement in place with its customer indemnifying the Company from any loss arising from this lawsuit. The Company does not expect the ultimate costs to resolve this matter will have a material adverse effect on the consolidated financial position, results of operations, or cash flow in the future. However, there is no guarantee that the customer can bear the financial burden arising from defending and possible settlement of this lawsuit.

Dependence on Third Parties

The Company is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations for production of HSA Cobalt. The revenue associated with the sale of HSA Cobalt is largely dependent on the Company's sole customer for this product. Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with a single company, that in turn has agreements in place with several product distributors. A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company's business segments involve radioactive materials, the Company is required to have an operating license from the Nuclear Regulatory Commission ("NRC") and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times each year to increase the amount of material permitted within the facility. Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company, but this license does not currently restrict the volume of business performed or projected to be performed in the coming year. An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

(8)  Segment Information

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

The Company has five reportable segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Processing Services. Information regarding the operations and assets of these reportable business segments follows:

                                                            Radio-                  Radio-
                                  Reference     Cobalt     chemical    Fluorine    logical      Total
 March 31, 2005                   Standards    Products    Products    Products    Services    Segments
 ------------------------------   ---------   ----------   ---------   ---------   --------   ----------
 Revenues                         $ 363,429   $   76,375   $ 160,460   $       -   $ 85,303   $  685,567
 Depreciation and amortization        9,138       10,623      12,903       3,985      7,274       43,923
 Segment profit                     152,229       36,047       4,751    (139,107)    40,390       94,310
 Segment assets                     544,298    2,548,916     567,454     393,710    195,655    4,250,033
 Expenditures for segment assets          -       10,287       1,800     130,682          -      142,769


                                                            Radio-                  Radio-
                                  Reference     Cobalt     chemical    Fluorine    logical      Total
 March 31, 2004                   Standards    Products    Products    Products    Services    Segments
 ------------------------------   ---------   ----------   ---------   ---------   --------   ----------
 Revenues                         $ 345,069   $  363,510   $  13,588   $       -   $ 21,158   $  743,325
 Depreciation and amortization        8,895        2,988      10,598           -      7,274       29,755
 Segment profit (loss)              159,000      163,457     (99,378)    (23,498)    (6,157)     193,424
 Expenditures for segment assets          -       86,651      57,751           -          -      144,402

                                   Segment     Corporate       Total
 March 31, 2005                     Totals      Amounts     Consolidated
 ------------------------------   ----------   ----------   ------------
 Revenues                         $  685,567   $        -   $    685,567
 Depreciation and amortization        43,923       10,168         54,091
 Net profit (loss)                    94,310     (323,481)      (229,171)
 Total assets                      4,250,033      883,984      5,134,017
 Expenditures for assets             142,769            -        142,769


                                   Segment     Corporate       Total
 March 31, 2004                     Totals      Amounts     Consolidated
 ------------------------------   ----------   ----------   ------------
 Revenues                         $  743,325   $        -   $    743,325
 Depreciation and amortization        29,755        9,601         39,356
 Net loss                            193,424     (354,911)      (161,487)
 Expenditures for assets             144,402       11,826        156,228


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions identify these statements as forward-looking. In particular, statements regarding: improved financial performance and business condition; increased revenue and cash flows; diversification of our customer base; sufficiency of available cash and other liquidity sources to meet our operating needs and to cover funds necessary for acquisitions of assets and the development of our FEP facility; and the timing of the initial release of our FEP products. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005. These factors, describe some but not all of the factors that could cause actual results to differ significantly from management's expectations. The company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month  periods ended March 31, 2005 and 2004.

Revenues for the three-month period ended March 31, 2005 were $685,567 as compared to $743,325 for the same period in 2004, a decrease of $57,758 or 7.7%. The decrease in total revenues was attributable solely to the timing of cobalt product sales in 2004 compared to 2005. Cobalt product sales typically see large variations caused by cyclic nature of some cobalt products during the course of the calendar year. The timing of those sales has a significant impact upon quarterly revenue reports and period comparisons. Excluding cobalt product sales, revenues for the three-month period ended March 31, 2005 were $609,192 as compared to $379,815 for the same period in 2004. While total revenues decreased approximately $60,000, or approximately 8% in the first quarter of 2005, as compared to the first quarter of 2004, revenues excluding cobalt product sales increased approximately $230,000 or approximately 60% in the first quarter of
2005, as compared to the first quarter of 2004. Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the quarter-to-quarter comparison of revenues provides useful information to investors. Please refer to the table below for a further analysis of this measure. Despite the overall reduction in revenues for the first quarter, gross profit for the three-month period ended March 31, 2005, increased to $332,820 (or 48% of revenue) as compared to $300,370 (or 40% of revenue) for the same period in 2004. Improved gross profit margin is a result of improving product cost control measures and implementing process efficiencies.

 Financial Measure Reconciliation
 ------------------------------------------------------------------------------------------------------------|
                                   |                                    |                                    |
                                   | Three months ended March 31, 2004  | Three months ended March 31, 2005  |
 ----------------------------------|------------------------------------|------------------------------------|
                                   |                                    |                                    |
 Total Revenues                    | $743,325                           | $685,567                           |
 ----------------------------------|------------------------------------|------------------------------------|
                                   |                                    |                                    |
 Cobalt Products Revenues          | $363,510                           | $76,375                            |
 ----------------------------------|------------------------------------|------------------------------------|
                                   |                                    |                                    |
 Total Revenues Excluding Cobalt   | $379,815                           | $609,192                           |
 Products Revenues                 |                                    |                                    |
 ------------------------------------------------------------------------------------------------------------|

Operating expenses increased to $524,545 for the three-month period ended March 31, 2005 compared to $433,044 for the same period of 2004, an increase of $91,501 or 22%. Salaries and contract labor expenses for the three-month period ended March 31, 2005 were $219,611 as compared to $156,734 for the same period of 2004, an increase of $62,877 or 40%. General administrative expenses totaled $292,740 for the three-month period ended March 31, 2005 as compared to $262,743 for the same period of 2004, an increase of $29,997 or 12%. These increases are attributed to the addition of full time staff and facility operational expense related our new Fluorine Products division

Our loss for the three-month period ended March 31, 2005 was $229,171 compared to a loss of $161,487 for the same period in 2004. The increased loss was primarily attributable to increased operational expenses related to our new Fluorine Products division.

Interest expense for the three-month period ended March 31, 2005 was $38,506 as compared to $38,262 for the same period in 2004 due to a small increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2005 we had cash and cash equivalents of $697,380 compared to $150,051 at December 31, 2004. For the three months ended March 31, 2005, net cash used in operating activities was $282,382, investing activities used $142,769, and financing activities provided $972,480.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary Series B Warrant exercise by shareholders. In addition to our cash and cash equivalents we have a $250,000 line of credit that currently has a zero balance and most of our Series B Warrants are still outstanding. Exercise of those Series B Warrants would generate approximately $2 million in cash. We believe that our current cash and cash equivalents, our line of credit, and proceeds from potential exercises of Series B Warrants will be sufficient to fund our current operations, to pay down certain of our long-term liabilities, and continue development of the Fluorine Extraction Process (FEP). This should continue to improve our financial strength, debt ratio, and attractiveness to investors or lending institutions.

We have made significant investments into assets necessary to carry out new revenue-producing operations and to manufacture new products. These include radiochemical sales and the installation of a large cobalt-60 processing hot cell that will support a wide range of cobalt products such as cobalt source recycling services and teletherapy source manufacturing. We expect these areas to contribute significantly to further growth in revenue and our customer base. In addition, we continue to make significant investments in and advancement towards, the start of fluorine producing operations utilizing the patented FEP process. The first of our FEP products is expected to be launched during 2005.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the company was made known to them by others within the company, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

Our CEO and CFO does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. Although our disclosure controls and internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 6. Exhibits

        3.2 Second Amended and Restated Articles of Incorporation (incorporated by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on April 28,
                2005).

        3.3     Bylaws   (incorporated  by  reference  to  Exhibit  3.2  to  the
                Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

        31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

        31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

        32.1 Certification under Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       International Isotopes Inc.
                                       (Registrant)



                                       By: /s/ Steve T. Laflin
                                           ------------------------------
                                           Steve T. Laflin
                                           President and Chief Executive Officer
Date: May 12, 2005