Form 10QSB
period 2005-06-30
INTERNATIONAL ISOTOPES INC
filed 2005-08-12
CIK 1038277

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2005

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             Commission file number:
                                     0-22923

                           INTERNATIONAL ISOTOPES INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

                                      Texas
         ______________________________________________________________
         (State or other jurisdiction of incorporation or organization)

                                   74-2763837
                      ____________________________________
                      (IRS Employer Identification Number)

                              4137 Commerce Circle
                             Idaho Falls, ID. 83401
                    ________________________________________
                    (Address of principal executive offices)

                                  208-524-5300
                           ___________________________
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

As of July 26, 2005 the number of shares of Common Stock, $.01 par value, outstanding was 183,633,693.

                          INTERNATIONAL ISOTOPES INC.

                               TABLE OF CONTENTS


                                                                       Page No.
PART I  - FINANCIAL INFORMATION:


     Item 1 - Financial Statements:

              Unaudited Condensed Consolidated Balance Sheets
              at June 30, 2005 and December 31, 2004                       3

              Unaudited Condensed Consolidated Statements of
              Operations for the Three and Six Months Ended
              June 30, 2005 and 2004.                                      4

              Unaudited Condensed Consolidated Statements of
              Cash Flows for the Six Months Ended June 30, 2005
              and 2004                                                     5

              Notes to Unaudited Condensed Consolidated
              Financial Statements                                         6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

     Item 3 - Controls and Procedures                                     13

PART II - OTHER INFORMATION:

     Item 1 - Legal Proceedings                                           13

     Item 5 - Other Information                                           13

     Item 6 - Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                16

CERTIFICATIONS                                                            17

Part I.  Financial Statements
    Item 1.  Financial Statements

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                 June 30,
                                                                   2005         December 31,
                        Assets                                 (unaudited)          2004
 -----------------------------------------------------         ------------     ------------
Current assets:
  Cash and cash equivalents                                    $    255,607     $    150,051
  Accounts receivable                                               315,044          432,750
  Inventories                                                     2,290,122        2,237,421
  Prepaids and other current assets                                 267,556           91,520
                                                               ------------     ------------
     Total current assets                                         3,128,329        2,911,742

Long-term assets
  Restricted certificate of deposit                                 176,471          152,728
  Property, plant and equipment, net                              1,238,077        1,123,226
  Capitalized lease disposal costs, net of accumulated
     amortization                                                   120,351          101,860
  Patents, net of accumulated amortization                          103,061           98,433
                                                               ------------     ------------
     Total long-term assets                                       1,637,960        1,476,247

                                                               ------------     ------------
     Total assets                                              $  4,766,289     $  4,387,989
                                                               ============     ============

         Liabilities and Stockholders' Equity
 -----------------------------------------------------
Current liabilities
  Accounts payable                                             $    253,388     $    328,589
  Accrued liabilities                                               299,134          226,338
  Current installments of notes payable                           2,223,745        1,520,570
                                                               ------------     ------------
     Total current liabilites                                     2,776,267        2,075,497
Long-term liabilities
  Obligation for lease disposal costs                               174,745          149,332
  Mortgage and notes payable, excluding current installments         37,416          761,775
  Mandatorily redeemable preferred stock, $0.01
     par value; 850 shares outstanding                              850,000          850,000
                                                               ------------     ------------
     Total long-term liabilities                                  1,062,161        1,761,107
                                                               ------------     ------------

     Total liabilities                                            3,838,428        3,836,604

Stockholders' equity
  Common stock, $0.01 par value; 500,000,000 shares
      authorized; 183,583,785 and 159,077,940 shares
     issued and outstanding, respectively                         1,835,837        1,590,779
  Additional paid-in capital                                     88,509,032       87,773,992
  Retained deficit                                              (89,417,008)     (88,813,386)
                                                               ------------     ------------
     Total stockholders' equity                                     927,861          551,385
                                                               ------------     ------------

     Total liabilities and stockholders' equity                $  4,766,289     $  4,387,989
                                                               ============     ============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                 Three Months ended June 30,          Six Months ended June30,
                                                ------------------------------     ------------------------------
                                                    2005             2004              2005             2004
                                                -------------    -------------     -------------    -------------
Sale of product                                 $     663,264    $     467,359     $   1,348,831    $   1,210,684
Cost of product                                       381,253          325,780           734,000          768,735
                                                -------------    -------------     -------------    -------------
     Gross profit                                     282,011          141,579           614,831          441,949
                                                -------------    -------------     -------------    -------------

 Operating costs and expenses:
   Salaries and contract labor                        238,210          161,956           457,821          318,690
   General, administrative and consulting             352,505          266,236           645,245          528,979
   Research and development                            26,678           13,412            38,872           26,979
                                                -------------    -------------     -------------    -------------
     Total operating expenses                         617,393          441,604         1,141,938          874,648
                                                -------------    -------------     -------------    -------------

     Operating loss                                  (335,382)        (300,025)         (527,107)        (432,699)

Other income (expense):
   Other income                                          --                 30               574            8,730
   Interest income                                        985              590             1,471            1,340
   Interest expense                                   (40,054)         (40,792)          (78,560)         (79,055)
                                                -------------    -------------     -------------    -------------
     Total other expense                              (39,069)         (40,172)          (76,515)         (68,985)
                                                -------------    -------------     -------------    -------------
     Net loss                                   $    (374,451)   $    (340,197)    $    (603,622)   $    (501,684)
                                                =============    =============     =============    =============

Net loss per common share - basic and diluted   $       (0.00)   $       (0.00)    $       (0.00)   $       (0.00)
                                                =============    =============     =============    =============

Weighted average common shares outstanding -
   basic and diluted                              183,575,567      144,684,246       179,323,436      142,372,917
                                                =============    =============     =============    =============


     See accompanying notes to condensed consolidated financial statements.

                  INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                 Six Months ended June 30,
                                                                   2005            2004
                                                                -----------     -----------
Cash flows from operating activities:
   Net loss                                                     $  (603,622)    $  (501,684)
   Adjustments to reconcile net loss to net
   cash used in operating activities
       Depreciation and amortization                                110,053          88,576
       Loss on disposal of property, plant and equipment               --               380


       Changes in operating assets and liabilities:
              Restricted certificate of deposit                     (23,743)         (1,172)
              Accounts receivable                                   117,705        (217,633)
              Prepaids and other assets                            (176,036)         24,798
              Inventories                                           (52,701)          9,194
              Accounts payable and accrued liabilities               (2,405)        123,773
                                                                -----------     -----------
                   Net cash used in operating activities           (630,749)       (473,768)
                                                                -----------     -----------

Cash flows from investing activities:
   Purchase of patents                                              (10,287)       (105,000)
   Purchase of property, plant and equipment                       (212,322)       (223,696)
                                                                -----------     -----------
                  Net cash used in investing activites             (222,609)       (328,696)
                                                                -----------     -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                               979,894         801,590
   Proceeds from sale of stock                                        1,397
   Proceeds from issuance of debt (redemption of debt)               (1,193)        603,950
   Principal payments on notes payable                              (21,184)        (10,960)
                                                                -----------     -----------
                  Net cash provided by financing activities         958,914       1,394,580
                                                                -----------     -----------

Net increase in cash and cash equivalents                           105,556         592,116
Cash and cash equivalents at beginning of period                    150,051         160,216
                                                                -----------     -----------
Cash and cash equivalents at end of period                      $   255,607     $   752,332
                                                                ===========     ===========

Supplemental disclosure of cash flow activities:
   Cash paid for interest                                       $    74,084     $    33,874
                                                                ===========     ===========


Supplemental disclosure of noncash transactions:
   Capitalization of lease disposal costs                       $    25,413     $      --
                                                                -----------     -----------
   Note payable converted from interest payable                 $      --       $    46,050
                                                                -----------     -----------
   Renewal/renegotiation of note payable                        $      --       $   733,595
                                                                -----------     -----------


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

Nature of Operations - The Company's business consists of five major business segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Products, and Radiological Processing Services. With the exception of certain unique products, the Company's normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company's operating cycle for those products is considered to be three years. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of June 30, 2005, the Company had seventeen full time employees.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim   Financial   Information  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

No compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004:

                                                              For the Three Months Ended       For the Six Months Ended
                                                             June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                             -------------   -------------   -------------   -------------
Net loss applicable to common shareholders, as reported      $    (374,451)  $    (340,197)  $    (603,622)  $    (501,684)

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                              (39,342)        (10,953)        (84,694)        (28,129)
                                                             -------------   -------------   -------------   -------------
Pro forma net loss                                           $    (413,793)  $    (351,150)  $    (688,316)  $    (529,813)
                                                             =============   =============   =============   =============

Loss per share, basic and diluted:
   As reported                                               $        --     $        --     $        --     $        --
                                                             =============   =============   =============   =============
  Pro forma                                                  $        --     $        --     $        --     $        --
                                                             =============   =============   =============   =============

(2)   Current Developments and Liquidity

Business Condition - Since inception, the Company has suffered substantial losses. During the three and six-month periods ended June 30, 2005 the Company had a loss of $374,451 and $603,622 respectively compared to a loss of $340,197 and $501,684 during the same periods ended June 30, 2004. During the six-month period ended June 30, 2005, the Company's operations used cash of $630,749 in operating activities. During the period ended June 30, 2004, the Company's operations used cash of $473,768. The Company has taken steps to improve financial performance and diversify its customer base. The Company believes that the additional hot cells and new production contracts for isotope sales, source recycling, and cobalt source fabrication will lead to increased revenue and improved cash flow. Based upon these improvements to business condition management expects to generate sufficient cash flows to meet operational needs during 2005; however, there is no assurance that these cash flows will occur.

(3)   Net Loss Per Common Share - Basic and Diluted

As of June 30, 2005 there were 42,403,548 warrants and 18,150,000 options outstanding and 850 shares of Series B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)   Inventories

Inventories consist of the following at June 30, 2005 and December 31, 2004

                                June 30, 2005      December 31, 2004
                              -----------------    -----------------
     Raw materials            $         267,173    $         267,850
     Work in progress                 2,022,949            1,968,177
     Finished goods                           -                1,394
                              -----------------    -----------------
                              $       2,290,122    $       2,237,421
                              =================    =================

(5)   Acquisition of license rights

During the six months ended June 30, 2005, the Company filed a patent application for a radioactive materials transportation container design. The cost of this patent application preparation and filing was $10,287. The cost of this patent application will be amortized over the next year or until the patent is granted at which time the cost would be amortized over its estimated useful life, which is 10 years for patents.

(6)   Stockholders' Equity and Warrants

Warrants

In January 2005, the Company announced that the Series A warrants would be redeemed at a redemption price of $0.001 per warrant. Prior to the redemption date, 24,461,672 of Series A warrants were exercised for cash proceeds of $978,467. The Company redeemed the remaining 972,457 Series A warrants for $1,193.

During the six months ended June 30, 2005, 27,735 Series B warrants were exercised for cash proceeds of $1,387. At June 30, 2005, the Company had 42,403,548 Series B warrants outstanding.

Stock Option Plan

In January 2005, the Company granted 150,000 options to an employee to purchase shares of common stock with an exercise price of $0.07 per share, which was equal to the closing market price of the common stock on the date of grant.

Employee Stock Purchase Plan

In accordance with the employee stock purchase plan authorized by the Board of Directors in September 2004 and approved by the shareholders in July 2005, Company employees began making payroll deductions in January 2005 and on May 9, 2005, the Company issued 16,437, shares of common stock for proceeds of $1,397.

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

The Company has five reportable segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Products and Radiological Processing Services. Information regarding the operations and assets of these reportable business segments follows:

                                                                     Radio-         Fluorine
                                     Reference        Cobalt        chemical       Extraction    Radiological       Total
Six months ended June 30, 2005       Standards       Products       Products        Process        Services        Segments
                                     ----------     ----------     ----------      ----------    ------------     ----------
Revenues                             $  719,078     $  131,625     $  338,064      $     --      $    160,064     $1,348,831
Depreciation and amortization            18,262         21,617         25,904           9,017          14,548         89,348
Segment profit (loss)                   315,014         49,586        (19,598)       (266,188)         65,385        144,199
Segment assets                          582,912      2,526,064        562,290         469,788         184,008      4,325,062
Expenditures for segment assets            --           10,287          1,800         209,787            --          221,874


                                                                     Radio-         Fluorine
                                     Reference        Cobalt        chemical       Extraction    Radiological       Total
Six months ended June 30, 2004       Standards       Products       Products        Process        Services        Segments
                                     ----------     ----------     ----------      ----------    ------------     ----------
Revenues                             $  667,555     $  363,509     $  117,568      $     --      $     61,688     $1,210,320
Depreciation and amortization            20,019          6,725         23,853            --            16,371         66,968
Segment profit (loss)                   291,922        148,619       (162,172)        (62,284)         (2,374)       213,711
Expenditures for segment assets            --            3,060        184,965         115,000            --          303,025

                                      Segment       Corporate         Total
Six months ended June 30, 2005         Totals        Amounts       Consolidated
                                     ----------     ----------     ------------
Revenues                             $1,348,831     $     --       $  1,348,831
Depreciation and amortization            89,348         20,705          110,053
Net profit (loss)                       144,199       (747,821)        (603,622)
Total assets                          4,325,062        441,227        4,766,289
Expenditures for assets                 221,874            735          222,609


                                      Segment       Corporate         Total
Six months ended June 30, 2004         Totals        Amounts       Consolidated
                                     ----------     ----------     ------------
Revenues                             $1,210,320     $      364     $  1,210,684
Depreciation and amortization            66,968         21,608           88,576
Net profit (loss)                       213,711       (715,395)        (501,684)
Expenditures for assets                 303,025         25,671          328,696

                                                                     Radio-         Fluorine
                                     Reference        Cobalt        chemical       Extraction    Radiological       Total
Three months ended June 30, 2005     Standards       Products       Products        Process        Services        Segments
                                     ----------     ----------     ----------      ----------    ------------     ----------

Revenues                             $  355,650     $   56,625     $  177,604      $     --      $     73,385     $  663,264
Depreciation and amortization             9,124         10,994         13,001           5,333           7,274         45,726
Segment profit (loss)                   162,811         14,916        (24,348)       (139,276)         23,620         37,723
Segment assets                          582,912      2,526,064        562,290         469,788         184,008      4,325,062
Expenditures for segment assets            --             --             --            79,105            --           79,105


                                                                     Radio-         Fluorine
                                     Reference        Cobalt        chemical       Extraction    Radiological       Total
Three months ended June 30, 2004     Standards       Products       Products        Process        Services        Segments
                                     ----------     ----------     ----------      ----------    ------------     ----------
Revenues                             $  322,850     $     --       $  103,979      $     --      $     40,530     $  467,359
Depreciation and amortization            11,124          3,737         13,255            --             9,097         37,213
Segment profit (loss)                   135,284        (14,838)       (64,795)        (38,787)          3,784         20,648
Expenditures for segment assets            --            2,005            823            --              --            2,828

                                      Segment       Corporate         Total
Three months ended June 30, 2005       Totals        Amounts       Consolidated
                                     ----------     ----------     ------------
Revenues                             $  663,264     $     --       $    663,264
Depreciation and amortization            45,726         10,535           56,261
Net profit (loss)                        37,723       (412,174)        (374,451)
Total assets                          4,325,062        441,227        4,766,289
Expenditures for assets                  79,105            735           79,840


                                      Segment       Corporate         Total
Three months ended June 30, 2004       Totals        Amounts       Consolidated
                                     ----------     ----------     ------------
Revenues                             $  467,359     $     --       $    467,359
Depreciation and amortization            37,213         12,007           49,220
Net loss                                 20,648       (360,845)        (340,197)
Expenditures for assets                   2,828          4,636            7,464


(9)   Subsequent events

Common Stock

During July 2005, the Company shareholders approved an increase in the authorized common stock to 500,000,000 shares.

Warrants

During July 2005, 19,920 Series B warrants were exercised for cash proceeds of $996.

Employee Stock Purchase Plan

During July 2005, the Company issued 29,988 shares of common stock to employees under the employee stock purchase plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Forward-looking statements reflect management's current expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the securities and Exchange Commission on March 31, 2005. These factors describe some but not all of the factors that could cause actual results to differ significantly from management's expectations. The Company does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three- and six-month periods ended June 30, 2005 and 2004.

The Company's net loss for the three-and six- month periods ended June 30, 2005 were $374,451 and $603,622 respectively, as compared to a net loss of $340,197 and $501,684 respectively for the comparable periods of 2004. This represents an increase in net loss of 10% and 20% respectively. The increase in net loss is attributable to increased operational expense attributed to staffing and development of the Fluorine Extraction Process (FEP).

Revenues for the three-and six-month periods ended June 30, 2005 were $663,264 and $1,348,831 respectively, as compared to $467,359 and $1,210,684 respectively for the same periods in 2004; an increase of $195,905, or 42%, and an increase of $138,147 , or 11%, respectively. The increase in six-month period revenues more accurately reflects the general growth in Company revenues realized through increased sales of new and existing products. Gross profit for the three- and six-month periods ended June 30, 2005 was $282,011 and $614,831 respectively, as compared to $141,579 and $441,949 respectively for the same periods in 2004; an increase of $140,432 and $172,882 respectively. Gross profit for the second quarter as a percentage of revenue rose from 30% in 2004 to 43% in 2005. Gross profit for the six-month period rose from 37% in 2004 to 46% in 2005. The increase in gross profit was attributable to improved cost performance and reduction of manufacturing expense.

Operating expenses increased by 40% to $617,393 and by 31% to $1,141,938 respectively for the three and six-month periods ended June 30, 2005 compared to $441,604 and $874,648 respectively for the same periods of 2004. Salaries and contract labor expenses for the three- and six-month periods ended June 30, 2005 were $238,210 and $457,821 respectively, as compared to $161,956 and $318,690 respectively for the same periods of 2004. General, administrative and consulting expenses totaled $352,505 and $645,245 respectively for the three- and six-month periods ended June 30, 2005 as compared to $266,236 and $528,979 respectively for the same periods of 2004. All of the increases in operating expense and G&A are attributable to the new FEP product division of the Company.

Interest expense for the three and six month period ended June 30, 2005 was $40,054 and $78,560 as compared to $40,792 and $79,055 for the comparable periods in 2004. The differences were attributable to minor changes in interest rates and principal balances of notes.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2005 the Company had cash and cash equivalents of $255,607 compared to $150,051 at December 31, 2004. For the six months ended June 30, 2005, operating activities used cash of $630,749, investing activities used cash of $222,609 and financing activities provided cash of $958,914. Cash from financing activities consisted of the exercise of Series A or B warrants purchase to common stock.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary exercise of Series B Warrants. We have an open line of credit for $250,000 with Texas State Bank that currently has a zero balance. We also have most of the Series B Warrants still outstanding from the Company's Rights Offering conducted in 2003. Exercise of those Series B Warrants would generate approximately $2 million in cash that could be used to pay down certain of our long-term liabilities and continue development of the Fluorine Extraction Process (FEP). This should continue to improve our financial strength, debt ratio, and attractiveness to investors or lending institutions.

We have made significant investments into assets necessary to carry out new revenue-producing operations and to manufacture new products. These include radiochemical sales and the installation of a large cobalt-60 processing hot cell that will support a wide range of cobalt products such as cobalt source recycling services and teletherapy source manufacturing. We expect these areas to contribute significantly to further growth in revenue and our customer base. In addition, we continue to make significant investments in and advancement towards, the start of fluorine producing operations utilizing the patented FEP process. The first of our FEP products is expected to be launched by the end of 2005.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

Our CEO and CFO do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. Although our disclosure controls and internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 5. Other Information

On September 30, 2004, the Company adopted the International Isotopes Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), which allows employees to purchase shares of our common stock at a discount. On July 14, 2005, the date of the Company's annual shareholders meeting, the Company's shareholders approved the Employee Stock Purchase Plan.

The Employee Stock Purchase Plan provides for the issuance of up to two million shares of our common stock to provide employees of the Company and designated subsidiaries with an opportunity to purchase shares of our common stock. If any purchase right terminates for any reason without having been exercised, the shares of common stock not purchased under such purchase right shall again become available for the Employee Stock Purchase Plan. Shareholder approval of the Employee Stock Purchase Plan enables employees to receive special tax treatment provided by the Internal Revenue Code (the "Code"). The Employee Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Code, and the provisions of the Employee Stock Purchase Plan will be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

The Company's Compensation Committee administers the Employee Stock Purchase Plan under authority delegated by the Company's Board of Directors, and the Committee's authority includes the power to amend the Employee Stock Purchase Plan to reduce or eliminate any unfavorable accounting consequences to the extent it deems appropriate.

Generally, all employees of International Isotopes and its designated subsidiaries whose customary employment is for more than 20 hours per week and more than 5 months per year are eligible to participate in the Employee Stock Purchase Plan. Any employee who would own or have options to acquire five percent or more of the total combined voting power or value of all classes of stock of International Isotopes or any subsidiary is excluded from participating in the Employee Stock Purchase

Pursuant to procedures established by the Committee, eligible employees may purchase shares of common stock under the Employee Stock Purchase Plan. Purchase periods are established (currently contemplated to be successive three-month periods) and purchases of shares of common stock are made on the last trading day of the purchase period with contributions made by or compensation amounts withheld from employees during the purchase period. Pursuant to procedures established by the Committee, employees may suspend the amount of contributions or compensation being withheld during a purchase period or may withdraw prior to the end of the purchase period any amounts previously contributed or withheld during the purchase period, without interest.

On each purchase date (the last trading day of each purchase period), any amounts contributed or withheld from compensation during the applicable purchase period for purposes of the Employee Stock Purchase Plan will be used to purchase the greatest number of whole shares of common stock that can be purchased with such amounts. The purchase price for a share of common stock will be set by the Committee but will not be less than eighty-five percent of the lesser of the fair market value of a share of common stock on the purchase date and the first day of the applicable purchase period. For purposes of the Employee Stock Purchase Plan, "fair market value" generally means the average of the high asked and low bid price of a share of common stock for the day as reported on the Over-the-Counter Bulletin Board (OTCBB).

The Code limits the aggregate fair market value of the shares of common stock (determined as of the beginning of the purchase period) that any employee may purchase under the Employee Stock Purchase Plan during any calendar year to $25,000. Subject to the overall Employee Stock Purchase Plan limit, the Committee determines the number of shares of common stock employees may purchase under the Employee Stock Purchase Plan. The Committee may impose restrictions or limitations on the resale of shares of common stock purchased under the Employee Stock Purchase Plan.

The Employee Stock Purchase Plan provides for adjustment of the number of shares of common stock which may be granted under the Employee Stock Purchase Plan as well as the purchase price per share of common stock and the number of shares of common stock covered by each purchase right for any increase or decrease in the number of shares of common stock resulting from a stock split, reverse stock split, stock dividend, extraordinary cash dividend, combination or reclassification of the common stock or recapitalization, reorganization, consolidation, split-up, spin-off or any other increase or decrease in the number of shares of common stock effected without receipt of consideration by International Isotopes.

In the event of a proposed sale of all or substantially all of the assets of International Isotopes or the merger of International Isotopes with or into another corporation, outstanding rights to purchase shares will be assumed or an equivalent right to purchase shares substituted by the successor corporation or a parent or affiliate of the successor corporation. If the successor corporation refuses to assume or substitute the right to purchase shares, any purchase period then in progress will be shortened by setting a new purchase date and any purchase period then in progress will end on the new purchase date.

In the event of any corporate transaction, the Committee may make such adjustment it deems appropriate to prevent dilution or enlargement of rights in the Employee Stock Purchase Plan, in the number, class of or price of shares of common stock available for purchase under the Employee Stock Purchase Plan and in the number of shares of common stock which an employee is entitled to purchase and any other adjustments it deems appropriate. In the event of any transaction, the Committee may elect to have the purchase rights under the Employee Stock Purchase Plan assumed or such purchase rights substituted by a successor entity, to terminate all outstanding purchase rights either prior to their expiration or upon completion of the purchase of shares of common stock on the next purchase date, or to take such other action deemed appropriate by the Committee.

The Board may amend the Employee Stock Purchase Plan at any time, provided such amendment does not cause rights issued under the portion of the Employee Stock Purchase Plan to fail to meet the requirements of Section 423 of the Code. Moreover, any amendment for which shareholder approval is required under Section 423 of the Code or any other applicable rule or regulation must be submitted to the shareholders for approval. The Board may terminate the Employee Stock Purchase Plan any time.

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


                                      International Isotopes Inc.
                                      (Registrant)



                                      By:  /s/ Steve T. Laflin
                                           _____________________________________
                                           Steve T. Laflin
                                           President and Chief Executive Officer
Date: August 11, 2005