Form 10QSB
period 2005-09-30
INTERNATIONAL ISOTOPES INC
filed 2005-11-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2005

Commission file number:

0-22923

INTERNATIONAL ISOTOPES INC.

(Exact name of registrant as specified in its charter)

Texas

(State of incorporation)

74-2763837

(IRS Employer Identification Number)

4137 Commerce Circle

Idaho Falls, Idaho,  83401

(Address of principal executive offices)

208-524-5300

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]  NO  [X]

As of November 14, 2005 the number of shares of Common Stock, $.01 par value, outstanding was 199,658,856.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

     Page No.

PART I  - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of

September 30, 2005 and December 31, 2004

3

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended September 30, 2005 and 2004

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended September 30, 2005 and 2004

5

            Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2 - Management’s Discussion and Analysis

11

Item 3 – Controls and Procedures

14

PART II – OTHER INFORMATION:

Item 4 – Submission of Matters to a Vote of Security Holders

14

Item 6 – Exhibits

16

SIGNATURES

16

CERTIFICATIONS

17

Part 1. Financial Statetments

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$340,616	$150,051
Accounts receivable	365,219	432,750
Inventories	2,233,199	2,237,421
Prepaids and other current assets	357,019	91,520
Total current assets	3,296,053	2,911,742

Long-term assets
Restricted certificate of deposit	177,574	152,728
Property, plant and equipment, net	1,546,518	1,123,226
Capitalized lease disposal costs, net	116,643	101,860
Patents, net	100,079	98,433
Total long-term assets	1,940,814	1,476,247

Total assets	$5,236,867	$4,387,989
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$273,666	$328,589
Accrued liabilities	277,595	226,338
Current installments of notes payable	2,362,089	1,520,570
Total current liabilites	2,913,350	2,075,497
Long-term liabilities
Obligation for lease disposal costs	174,745	149,332
Notes payable, excluding current installments	33,903	761,775
Mandatorily redeemable preferred stock, $0.01
par value; 850 shares outstanding	850,000	850,000
Total long-term liabilities	1,058,648	1,761,107

Total liabilities	3,971,998	3,836,604

Stockholders' equity
Common stock, $0.01 par value; 500,000,000 shares
authorized; 193,211,460 and 159,077,940 shares
issued and outstanding, respectively	1,932,114	1,590,779
Additional paid-in capital	88,894,678	87,773,992
Retained deficit	(89,561,923)	(88,813,386)
Total stockholders' equity	1,264,869	551,385

Total liabilities and stockholders' equity	$5,236,867	$4,387,989

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Sale of product	$828,439	$985,072	$2,177,270	$2,195,756
Cost of product	465,806	582,418	1,199,806	1,351,153
Gross profit	362,633	402,654	977,464	844,603

Operating costs and expenses:
Salaries and contract labor	192,041	175,735	649,862	494,425
General, administrative and consulting	257,481	215,055	902,726	744,034
Research and development	13,500	13,313	52,372	40,292
Total operating expenses	463,022	404,103	1,604,960	1,278,751

Operating loss	(100,389)	(1,449)	(627,496)	(434,148)

Other income (expense):
Other income	61	1,684	635	10,413
Interest income	1,103	493	2,574	1,833
Interest expense	(45,690)	(40,591)	(124,250)	(119,646)
Total other expense	(44,526)	(38,414)	(121,041)	(107,400)
Net Loss	$(144,915)	$(39,863)	$(748,537)	$(541,548)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding -
basic and diluted	188,035,592	159,064,660	182,227,488	147,936,831

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(748,537)	$(541,548)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	165,664	130,315
Loss on disposal of property, plant and equipment	-	380
Changes in operating assets and liabilities:
Restricted certificate of deposit	(24,846)	(1,666)
Accounts receivable	67,530	(299,001)
Prepaids and other assets	(265,499)	123,374
Inventories	4,222	65,592
Accounts payable and accrued liabilities	(3,666)	87,601
Net cash used in operating activities	$(805,132)	$(434,953)

Cash flows from investing activities:
Purchase of patents	(10,287)	(105,000)
Purchase of property, plant and equipment	(569,684)	(341,422)
Net cash used in investing activities	(579,971)	(446,422)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,459,778	801,590
Proceeds from sale of stock	3,436	-
Redemption of warrants	(1,193)	-
Proceeds from issuance of debt	150,000	603,950
Principal payments on notes payable	(36,353)	(16,922)
Net cash provided by financing activities	1,575,668	1,388,618

Net change in cash and cash equivalents	190,565	507,243
Cash and cash equivalents at beginning of period	150,051	160,216
Cash and cash equivalents at end of period	$340,616	$667,459

Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$111,597	$60,893

Supplemental disclosure of noncash transactions:
Note payable converted from interest payable	$-	$46,050
Renewal/renogiation of note payable	-	733,595
Capitalization of lease disposal costs	25,413	-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

The Company Basis of Presentation

International Isotopes Inc. (the Company) was incorporated in Texas in November 1995.  The Company owns 100% of the outstanding common shares of International Isotopes Idaho, Inc.

Nature of Operations –The Company’s business consists of five major business segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Products, and Radiological Processing Services.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of September 30, 2005, the Company had seventeen full time employees.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary International Isotopes Idaho, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).

The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

No compensation cost has been recognized for stock options in the accompanying consolidated financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated in the following table for the three and nine-months ended September 30, 2005 and 2004:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss as reported	$ (144,915)	$ (39,863)	$ (748,537)	$ (541,548)

Deduct: Total stock-based employee compensation
Expense determined under fair value based method
for all awards, net of related tax effects	(28,317)	(89,987)	(113,011)	(118,116)

Pro forma net loss	$ (173,232)	$ (129,850)	$ (861,548)	$ (659,664)

Loss per share, basic and diluted:
As reported	$ -	$ -	$ -	$ -
Pro forma	$ -	$ -	$ -	$ -

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the three and nine-month periods ended September 30, 2005 the Company had a loss of $144,915 and $748,537 respectively compared to a loss of $39,863 and $541,548 during the same periods ended September 30, 2004.  During the nine-month period ended September 30, 2005, the Company’s operations used cash of $805,132 in operating activities.  During the period ended September 30, 2004, the Company's operations used cash of $434,953.  The Company has taken steps to improve financial performance and diversify its customer base.  The Company believes that the additional assets put in place over the past year will lead to an increase in revenue generation and improved cash flow.  Based upon these improvements to business condition management expects to generate sufficient cash flows to meet operational needs during 2005; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

As of September 30, 2005, there were 32,805,861 warrants and 18,150,000 options outstanding and 850 shares of Series B redeemable convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)

Inventories

Inventories consist of the following at September 30, 2005, and December 31, 2004.

 September 30, 2005

December 31, 2004

Raw materials

$                  264,180

$                267,850

Work in progress

                 1,969,019

               1,968,177

Finished goods

                          -

                     1,394

$               2,233,199

$             2,237,421

(5)

Acquisition of license rights

During the nine months ended September 30, 2005, the Company filed a patent application for a radioactive materials transportation container design.  The cost of this patent application preparation and filing was $10,287.  The cost of this patent application will be amortized over the next year or until the patent is granted at which time the cost would be amortized over its estimated useful life, which is 10 years for patents.

(6)

Notes Payable

In July 2005, the Company renewed their line of credit with a bank. The line of credit was renewed for $250,000 with a variable interest rate at the bank’s base rate plus 1.5% (10.75% at September 30, 2005)  The loan is secured by accounts receivables, inventory and equipment.  In July 2005, the Company made a draw of $150,000 on this line of credit and is obligated to make principal and interest payments commencing in October 2005.

(7)

Stockholders’ Equity and Warrants

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

During the nine months ended September 30, 2005,  9,625,422 Series B warrants were exercised for cash proceeds of $481,271.  At September 30, 2005, the Company had 32,805,861 Series B warrants outstanding.

Stock Option Plan

In January 2005, the Company granted 150,000 options to an employee to purchase shares of common stock with an exercise price of $0.07 per share, which was equal to the closing market price of the common stock on the date of grant.

Employee Stock Purchase Plan

In accordance with the employee stock purchase plan authorized by the Board of Directors in September 2004, and approved by the shareholders in July 2005, Company employees began making payroll deductions in January 2005.  During 2005, the Company has made the following issuance of shares of common stock in accordance with the terms of that plan:

Date

Shares

May 9, 2005

16,437

July 22, 2005

29,988

(8)

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

The Company is party to a lawsuit filed by Iso-Science Laboratories, Inc. against the Company, one of its customers and certain officers of this customer.  The lawsuit alleges the defendants are using information and equipment related to nuclear medicine calibration and reference standards that the plaintiff acquired from a previous employer of one of the defendants.  The plaintiff seeks (i) an injunction to restrain the Company from manufacturing, marketing, or selling any of the products in question; (ii) a 55% royalty on the price of all related products the Company sells; (iii) the return of all equipment and information in question; (iv) disgorgement of profits received from the manufacture and sale of the products in question; and (v) general and punitive damages in an amount to be shown at the time of trial.  The Company denied all allegations and filed a counterclaim against the plaintiff on the basis that the lawsuit was calculated to interfere with contractual arrangements and prospective business of the Company.

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

Dependence on Third Parties

The Company is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations for production of HSA Cobalt.  Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with a single company.   A loss of either of these customers or contracts could adversely affect operating results by causing a delay in production or possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive materials, the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times each year to increase the amount of material permitted within the facility.   Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company, but this license does not currently restrict the volume of business  performed or projected to be performed in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

(9)    Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company has five reportable segments which include: Nuclear Medicine Reference and Calibration Standards, Cobalt Products, Radiochemical Products, Fluorine Extraction Products and Radiological Processing Services.  Information regarding the operations and assets of these reportable business segments follows:

Nine months ended September 30, 2005	Reference Standards	Cobalt Products	Radio- chemical Products	Fluorine Extraction Process	Radiological Services	Total Segments

Revenues	$ 1,105,717	$ 296,192	$ 518,160	$ -	$ 257,201	$ 2,177,270
Depreciation and amortization	27,362	32,612	39,102	14,143	21,647	134,866
Segment profit	462,422	172,012	(39,646)	(378,405)	84,374	300,757
Segment assets	537,255	2,583,493	553,209	820,643	174,569	4,669,169
Expenditures for segment assets	-	10,287	1,800	548,589	-	560,676

Nine months ended September 30, 2004	Reference Standards	Cobalt Products	Radio- chemical Products	Fluorine Extraction Process	Radiological Services	Total Segments

Revenues	$ 1,046,430	$ 794,597	$ 238,016	$ -	$ 116,349	$ 2,195,392
Depreciation and amortization	29,453	9,894	35,094	-	24,085	98,526
Segment profit (loss)	463,466	336,707	(203,609)	(114,598)	10,500	492,466
Expenditures for segment assets	4,867	228,662	70,082	119,465	-	423,076

Nine months ended September 30, 2005	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$ 2,177,270	$ -	$ 2,177,270
Depreciation and amortization	134,866	30,798	165,664
Net profit (loss)	300,757	(1,049,294)	(748,537)
Total assets	4,669,169	567,698	5,236,867
Expenditures for assets	560,676	19,295	579,971

Nine months ended September 30, 2004	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$ 2,195,392	$ 364	$ 2,195,756
Depreciation and amortization	98,526	31,789	130,315
Net loss	492,466	(1,034,014)	(541,548)
Expenditures for assets	423,076	23,346	446,422

Three months ended September 30, 2005	Reference Standards	Cobalt Products	Radio- chemical Products	Fluorine Extraction Process	Radiological Services	Total Segments

Revenues	$ 386,638	$ 164,567	$ 180,096	$ -	$ 97,137	$ 828,439
Depreciation and amortization	9,100	10,994	13,198	5,126	7,099	45,517
Segment profit	147,409	122,426	(20,048)	(112,217)	18,989	156,559
Segment assets	537,255	2,583,493	553,209	820,643	174,569	4,669,169
Expenditures for segment assets	-	-	-	338,802	-	338,802

Three months ended September 30, 2004	Reference Standards	Cobalt Products	Radio- chemical Products	Fluorine Extraction Process	Radiological Services	Total Segments

Revenues	$ 378,875	$ 431,088	$ 120,448	$ -	$ 54,661	$ 985,072
Depreciation and amortization	9,434	3,169	11,241	-	7,714	31,558
Segment profit (loss)	166,747	188,088	(41,437)	(52,314)	12,873	273,957
Expenditures for segment assets	4,867	225,602	11,509	4,465	-	246,443

Three months ended September 30, 2005	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$ 828,439	$ -	$ 828,439
Depreciation and amortization	45,517	6,388	51,905
Net profit (loss)	156,559	(301,474)	(144,915)
Total assets	4,669,169	567,698	5,236,867
Expenditures for assets	338,802	12,375	351,177

Three months ended September 30, 2004	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$ 985,072	$ -	$ 985,072
Depreciation and amortization	31,558	10,181	41,739
Net loss	273,957	(313,820)	(39,863)
Expenditures for assets	246,443	17,943	264,386

(9)

Subsequent Events

During October 2005, 6,413,547 Series B warrants were exercised for cash proceeds of $320,677.  Also during October 2005, the Company issued 33,849 shares of common stock to employees for proceeds of $2,014 in accordance with the employee stock purchase plan.

During October 2005 the Nuclear Regulatory Commission (NRC) issued an operating license to the Company for the Fluorine Extraction Process.  These operations will be conducted in the Company’s second facility located at 3159 Commerce Way.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly  Report are forward looking.  Forward-looking statements reflect management’s current expectations, plans, or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the securities and Exchange Commission on March 31, 2005.  These factors describe some but not all  of the factors that could cause actual results to differ significantly from management’s expectations.  The Company does not intend to  publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three and nine-month periods ended September 30, 2005, and 2004.  The Company’s losses from operations for the three and nine-month periods ended September 30, 2004, were $144,915 and $748,537 respectively, as compared to losses from operations of $39,863 and $541,548 for the comparable periods of 2004. The increase in loss for the three and nine-month period is attributable to increased operational expense for the new Fluorine Extraction Process (FEP) production operation that was under construction during the period.

Revenue for the three and nine-month periods ended September 30, 2005, was $828,439 and $2,177,270 respectively, as compared to $985,072 and $2,195,756 for the same periods in 2004.  These numbers represent a decrease of $156,633 (or 15.9%) for the three-month period and $18,486 (or 1%) for the nine-month period comparisons.  The decrease in total revenues was attributable solely to the timing of cobalt product sales in 2005 compared to 2004.  Cobalt product sales typically see large variations caused by cyclic nature of bulk cobalt products during the course of the calendar year.  The timing of those sales has a significant impact upon quarterly revenue reports and period comparisons.  Excluding cobalt product sales revenues for the three-month period ended September 30, 2005, was $663,872 as compared to $553,984 for the same period in 2004, which represents an increase of $109,888 or 19.8%.  Excluding cobalt product sales revenues for the nine-month period ended September 30, 2005, was $1,881,078 as compared to $1,401,159 for the same period in 2004, which represents an increase of $479,919 or 34.3%.  Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors.  Please refer to the tables below for a further analysis of this measure.

Three-Month Financial Measure Reconciliation

	Period ended Sept 30, 2005	Period ended Sept 30, 2004
Total Revenues	$828,439	$985,072
Cobalt Products Revenues	$164,567	$431,088
Total Revenues Excluding Cobalt Products Revenues	$663,872	$553,984

Nine-Month Financial Measure Reconciliation

	Period ended Sept 30, 2005	Period ended Sept 30, 2004
Total Revenues	$2,177,270	$2,195,756
Cobalt Products Revenues	$296,192	$794,597
Total Revenues Excluding Cobalt Products Revenues	$1,881,078	$1,401,159

Gross profit for the three-month periods ended September 30, 2005, and 2004, was $362,633 and $402,654 respectively, which represents a decrease of $40,021.  Gross profit for the nine-month periods ended September 30, 2005, and 2004 was $977,464 and $844,603 respectively, which represents an increase of $132,861 or 15.7%.  Gross profit, as a percentage of revenue, increased from 40.8% to 43.8% respectively for the three-month periods ended September 30, 2004, and 2005, and from 38.5% to 44.9% respectively for the nine-month periods ended September 30, 2004, and 2005. Improved gross profit margin is a result of improving product cost control measures and implementing process efficiencies.

Operating expenses were $463,022 and $1,604,960 respectively for the three and nine-month periods ended September 30, 2005, compared to $404,103 and $1,278,751 for the same periods of 2004. Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2005, were $192,041 and $649,862 respectively, as compared to $175,735 and $494,425 for the same periods of 2004,which represents an increase of $16,306 for the three-month period comparison and $155,437 for the nine-month period comparison.  General, administrative and consulting expenses totaled $257,481 and $902,726 respectively for the three and nine-month periods ended September 30, 2005, as compared to $215,055 and $744,034 for the same periods of 2004, which represents an increase of $42,426 for the three-month period comparison and $158,692, for the nine-month period comparison.  The overall increase in operating expense was largely attributable to increased expenditures, such as wages and marketing consultants, associated with construction and start-up and of the Company’s new FEP product division.

Interest expense for the three and nine-month period ended September 30, 2005, was $45,690 and $124,250 as compared to $40,591 and $119,646 for the comparable periods in 2004, an increase of $5,099 and $4,604 respectively.  The increase in interest expense was due to an escalation in interest rates and an increase in the principal balance of the Company’s line of credit account.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2005 the Company had cash and cash equivalents of $340,616 compared to $150,051 at December 31, 2004. For the nine months ended September 30, 2005, operating activities used cash of $805,132, investing activities used cash of  $579,971 and financing activities provided cash of $1,575,668.  Cash from financing activities consisted solely of proceeds from the exercise  of warrants to purchase common stock.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, and certain market factors.  The Company has a $250,000 line of credit account that had a current principal balance of approximately $150,000 on September 30, 2005.  The Company still has a significant number of Series B warrants outstanding from the Company’s 2003 Rights Offering.  The Company believes that funds from the exercise of those warrants will be adequate to complete development of the Company’s first phase of the Fluorine Extraction Process (FEP).

Although there can be no assurances, the Company expects that revenues will continue to increase and will provide sufficient funds for operations and capital expenditures.  The Company has made significant investments into assets necessary to carry out new revenue-producing operations and to manufacture new products.  These include radiochemical sales and the installation of a large cobalt-60 processing hot cell that will support a wide range of cobalt products such as cobalt source recycling services and teletherapy source manufacturing.  The Company expects these new business areas to make a significant contribution towards further growth in revenue and our customer base.  In addition, the Company continues to make significant investments in and advancement towards, the start of fluorine producing operations utilizing the patented FEP process.  The Company expects to complete construction and testing of its phase I fluorine extraction plant by the end of 2005.

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

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on July 14, 2005.

1) Election of Directors

All three incumbent directors were reelected without opposition to serve one-year terms in office.  The results of this election were as follows:

Name of Director

 For

Withheld

Steve T. Laflin

179,510,185

313,648

Christopher Grosso

179,597,072

  66,761

Ralph M. Richart

179,728,282

  95,551

2) Ratification of Independent Auditors

The appointment of Hansen, Barnett & Maxwell as the independent auditors for fiscal year ending December 31, 2005 was ratified.  The results of the shareholder vote were as follows:

	For	Against	Abstain
Appointment of Hansen, Barnett & Maxwell as independent auditor	179,717,335	102,158	4,340

3)  Adoption of the Employee Stock Purchase Plan

The Company's Employee Stock Purchase  Plan was approved.  The results of the shareholder vote were as follows:

	For	Against	Abstain	Not Voted
Approval of the Employee Stock Purchase Plan	111,239,758	168,652	32,690	68,382,733

4)  Approval of the Second Amended and Restated Articles of Incorporation

	For	Against	Abstain
Approval of the Amended and Restated Articles of Incorporation	179,651,850	136,063	35,920

ITEM 6. EXHIBITS

3.1

Second Amended and Restated Articles of Incorporation (incorporated by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on April 28, 2005).

3.2

Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

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

Date:  November 14, 2005

16