Form 10KSB
period 2005-12-31
INTERNATIONAL ISOTOPES INC
filed 2006-04-12
CIK 1038277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number

000-22923

INTERNATIONAL ISOTOPES INC.

(Exact name of issuer as specified in its charter)

Texas	74-2763837
(State of incorporation)	(IRS Employer Identification Number)

4137 Commerce Circle
Idaho Falls, Idaho	83401
(Address of principal executive offices)	(zip code)

(208) 524-5300

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act (  )

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (  ).

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ( ) NO ( X)

The Issuer’s revenue for the fiscal year ended December 31, 2005 was $2,985,434.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to be the average bid and asked price of such common equity at March 1, 2006 was $6,618,972.

As of March 1, 2006 the number of shares outstanding of common stock, $.01 par value was 211,067,980 shares.

Documents Incorporated by Reference

Certain information called for in Parts II and III of this Annual Report on Form 10-KSB is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

INTERNATIONAL ISOTOPES INC.

FORM 10-KSB

TABLE OF CONTENTS

Page No.

Part I.

Item 1.   Business

3

Item 2.   Properties

6

Item 3.   Legal Proceedings

7

Item 4.   Submission of Matters to a Vote of Security Holders

7

Part II.

Item 5.   Market for the Registrant's Common Equity and

               Related Stockholder Matters

8

Item 6.   Management's Discussion and Analysis

8

Item 7.   Financial Statements

12

Item 8.   Changes in and Disagreements with Accountants on

               Accounting and Financial Disclosure

12

Item 8A Controls and Procedures

12

Item 8B Other Information

13

Part III.

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;

              Compliance with Section 16(a) of the Exchange Act

13

Item 10. Executive Compensation

13

Item 11. Security Ownership of Certain Beneficial Owners, and Management,

              And Related Shareholder Matters

13

Item 12. Certain Relationships and Related Transactions

13

Item 13. Exhibits

14

Item 14.  Principal Accountant Fees and Services

14

Signatures

15

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: the sufficiency of our available cash and revenues from operations to meet our operating needs; our ability to generate revenue; improvements in our gross profit; the implementation of our 2006 goals and objectives; the improvement in our financial performance due to a stabilization of our operating expenses; anticipated growth in our business segments; the effect of any business segment on our total revenues; the effect of our new FEP production capabilities on our business and the growth of the Fluorine products market; the effect of our ability to use our patents; our future research focus; the improvement of our competitive position based on low production costs; and the outcome of litigation pending against us are forward-looking are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Factors Affecting Future Results.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. The company does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that the company files from time to time with the Securities and Exchange Commission.

Item 1.  BUSINESS

General Business and Products Description

International Isotopes Inc., was formed as a Texas corporation in 1995.  Its wholly owned subsidiaries, are International Isotopes Idaho Inc.; International Isotopes Fluorine Products Inc.; and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  Our headquarters and all operations are located in Idaho Falls, Idaho.  Our business consists of five reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.

Nuclear Medicine

This segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy.  These items include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.  We manufacture these products through an exclusive manufacturing agreement with RadQual LLC.   RadQual has, in turn, numerous distributors for direct sales of the products.  There are over 5,000 nuclear medicine centers around the country that require these types of products on a regular repeat basis.  We have been manufacturing these products since 2001, and have continued to grow this business at an annual rate of between 12% and 15% per year.  The nuclear pharmacy business has been growing, and is anticipated to continue to grow, at an annual rate of about 5%.

Cobalt Products

This segment includes the production of high and medium specific activity bulk cobalt, recycling of expended cobalt sources, and fabrication of a wide array of cobalt teletherapy and experimental irradiator source capsules.  In 2005, we obtained approval from the Nuclear Regulatory Commission (NRC) to manufacture a wide range of sealed sources for teletherapy and all types of dry and wet irradiators.  Because of the lengthy production cycle required for bulk cobalt and because those sales occur in large batches we typically see large variations in revenues for this segment in financial period comparisons.  However, the year-over-year demand for bulk cobalt and our ability to supply it remains steady and the new line of cobalt recycling and source manufacturing is expected to continue to have a positive impact upon our revenues for this segment in 2006, and beyond.

Radiochemical Products

This segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements.  Our sales in this segment consist of Cobalt-60 (Co-60), Cobalt-57 (Co-57), Cesium-137 (Cs-137), Iodine-131 (I-131), Sodium-22 (Na-22), and Barium-133 (Ba-133) isotopes.  Radiopharmaceuticals produced with Iodine-131 are used in the treatment and diagnosis of various diseases of the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism and are also used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.   Other isotopes are used in a host of research and industrial applications, although in smaller quantities.

Fluorine Products

We acquired seven patents for the Fluorine Extraction Process (FEP) in January 2004 and plan to use this technology to produce several high purity fluorine products, such as germanium tetrafluoride. High purity fluorine gases are in ever-increasing demand for ion-implantation or chemical vapor deposition processes for microelectronics components and high-speed silicon chip manufacture.  The FEP fluorine product is expected to have very high purity, which makes it ideally suited to these specialty applications, where high purity gas is required.  In addition, we anticipate that the production costs of FEP products will be low compared to processes used by our competitors to manufacture ultra pure fluorine products.   This will enable us to effectively compete with existing high purity fluorine product suppliers.

In 2005, we invested significant resources in the design and construction of our FEP production plant to produce germanium tetrafluoride.  The plant was completed in the fourth quarter of 2005 and the first successful trial operation of the plant was conducted in January 2006.  We expect to begin commercial production and obtain contracts for this product in the second or third quarter of 2006.  We believe that the market size and growth outlook for high purity fluorine products should provide us with an excellent opportunity to grow our revenue substantially in coming years.  In addition, we will research the potential for other useful commercial products derived from high purity fluorine products.

Radiological Services

This segment includes a wide variety of miscellaneous services, the largest of which is processing gemstones that have undergone irradiation for color enhancement.  One customer accounts for most of our sales in this segment.  We have an exclusive contract with this customer for gemstone processing.  Other services in this segment consist of radiological engineering consultant services, research and development activities, and Type A package certification testing.

We believe that all of our business segments will perform well and should continue to demonstrate continued growth.  We expect that revenues generated from these operations should be expected to produce sufficient cash to meet our operational needs.

Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse.  Our current operations involve products that are used in a wide variety of applications and in various markets.

Nuclear Medicine

Calibration and Reference Standards are required for the daily operational checks and calibration of the measurement of SPECT imaging devices frequently used in nuclear medicine.  This calibration and quality assurance testing is required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy.  We exclusively manufacture many of these products for RadQual LLC, which in turn has several distributors who make direct sales around the U.S.  We directly ship these products to all 50 states and several overseas locations.  There are two other major producers of these products within the U.S. and that directly compete with us for these products.  Most of the products manufactured by our competitors are similar in design to our products because all must meet Original Equipment Manufacturer (OEM) dimensional and performance standards.  However, we attempt to differentiate our products from our competitors’ products through increased levels of quality control and customer service.

Cobalt Products

We sell high activity bulk cobalt to a customer that uses it to fabricate sealed sources for the Elekta Gamma knife unit.  The gamma knife is a device used for the precise radiation treatment of certain tumors and vascular deformities of the brain.  There are over 75 treatment centers around the U.S that are using the gamma knife and through 2005 it is estimated that nearly 100,000 patients have been successfully treated with this device.  We also accept old gamma knife sources for recycling when they have decayed past their useful activity.  This recycled cobalt, combined with cobalt we produce in a reactor, is incorporated into new sealed sources for teletherapy or experimental irradiators.  There are no other producers of cobalt in the U.S.; however, there are at least three significant producers in other parts of the world.  There are no other companies in the U.S. currently licensed to handle the form and quantity of cobalt we are authorized to handle.  There is, however, at least one other company in the U.S. capable of handling large quantities of sealed cobalt material and competing directly with us for some sealed sources and recycling services in this segment.

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

Fluorine Products

We are developing our fluorine products for several reasons including:  (i) we intend to take advantage of increased market demand for certain high purity fluorine compounds in the microelectronics industry ; (ii)we believe the FEP process could provide a unique opportunity to produce derivative commercial products; and (iii) the FEP process should be compatible with various governments’ efforts to convert depleted uranium forms and to produce oxide for other purposes.  We established manufacturing capacity for germanium tetrafluoride in the fourth quarter of 2005, and plan to start commercial production of this product in the second or third quarter of 2006.  Several of these fluorine compounds are already being produced by other companies using other processes.  Since the cost of the FEP process is low, we anticipate that we will have a price advantage with our fluorine products.  However, this price advantage may initially be our only competitive advantage in this market.

Radiological Services

Most of our radiological services are performed in support of gemstone processing to enhance color.  Color-enhanced gemstones are used in commercial jewelry.  The color enhancement process is a highly competitive industry and there are several alternatives to irradiation treatment.  There are also other reactors located outside the U.S. that offer irradiation service.  Other business activity in this area includes a support service agreement with Isonics Corporation to lease space and provide labor/safety support for development, testing, and sale of their NT-2 weapons detection device.  We also have a research and development agreement with RadQual LLC to develop new products.

Government Regulation

We have obtained two materials licenses from the Nuclear Regulatory Commission (NRC) that permit use and possession of by-product material.  The first materials license covers calibration and reference standard manufacturing and distribution, radioisotope processing and distribution, large scale cobalt processing and recycle operations, radioactive gemstone processing, environmental sample analysis, and various research and development activities.  The second materials license specifically covers FEP production and our subsidiary, International Isotopes Fluorine Products Inc..  The existing license and permits are adequate to allow all of our current business operations.  At this time, there are no additional permits or approvals required for the planned scope of our operations in 2006.

We also have an operating permit from the NRC , which requires that we maintain an adequate cash reserve, in the form of a certificate of deposit and irrevocable letter of credit to the NRC, to support our estimated decommissioning and disposal costs for our facilities.  We do not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium).   Therefore, our facility is not designated as a “nuclear” facility that would require additional licensing.

Regulation of Radioisotope Production Radioactive Waste

All of our manufacturing processes generate some radioactive waste.  We must handle this waste pursuant to the Low Level Radioactive Waste Policy Act of 1980, which requires the safe disposal of mildly radioactive materials.   The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products.  However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal.  We have obtained all necessary permits and approvals for the disposal of our waste materials.  We do not anticipate any changes in capacity or regulatory conditions that would limit or restrict our waste disposal capabilities.

Other Regulations

Registration of any of our radiochemicals into a Drug Master File (DMF) could subject us to the additional regulations of the Food and Drug Administration (FDA).   We are registered as a medical device manufacturer through the FDA for several of our nuclear medicine reference and calibration standards.  We are registered with the U.S. Department of Transportation for the shipment of radioactive materials.  In the first quarter of 2006, we obtained an NRC license for the import and export of radioactive materials.  Because of increasing security controls and regulations, it is likely that we may encounter additional regulations effecting transportation, storage, sale, and import/export of radioactive materials.

Employees

As of December 31, 2005 we had 21employees, all of whom are full-time.

Reports to Security Holders

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  Our SEC filings are also available to the public at no charge from the SEC's website at www.sec.gov and under the "Investor Center" section of our website at www.intisoid.com.  Information on our website is not incorporated into this report or other securities filings.

Distribution Methods

We typically use common commercial, carriers for delivery of the company’s products.  Some of the products involve certain specific quantities of radioactive material that invoke certain special transportation requirements.  For these shipments we either utilize specially qualified freight companies or use our own transportation subsidiary to carry or distribute these products.  All products, with the exception of bulk cobalt, are shipped directly from our Idaho Falls facility.  Bulk cobalt is typically shipped directly from the Department of Energy  (DOE) facility using a customer supplied container and shipped by the DOE’s subcontractor personnel.

Dependence on Customers

Sales to two major customers accounted for 83% and 65% of our sales during 2005 and 2004.

Patents

During the years ended December 31, 2005 and 2004, we obtained certain patents and patents pending related to a Fluorine Extraction Process and a container to transport radioactive materials.

Research and Development

We  had research and development expenses totaling $77,162 in 2005, and $49,098 in 2004.  These expenses were associated with the initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in our nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and markers.  Beginning in 2006, R&D in this area will be conducted as a radiological engineering service and may generate some limited revenues.

Item  2.    PROPERTIES

We lease two properties.   The following paragraphs provide a brief summary of these properties.

4137 Commerce Circle – The facility located on this property houses our main corporate headquarters and all of our manufacturing operations except our FEP operations.  We hold this property pursuant to a lease that extends through August 2008.  The facility was new when leased in March 2001 and remains in excellent condition.  Our lease includes unlimited automatic five year extensions of the lease at our sole discretion.  Lease payments are adjusted annually based upon the Consumer Price Index.  We also have a purchase option and a right of first refusal on this property that allows us to purchase this property at any time for a stated amount.

3159 Commerce Way  - The facility located on this property houses our FEP production operations.  The facility was first leased in February 2004 and is in excellent overall condition.  We hold this property pursuant to a lease that extends through March 2009.  The facility is in excellent condition.  Our lease includes unlimited automatic five year extensions of the lease at our sole discretion.  Lease payments are adjusted annually based upon changes in the CPI.  We also have a purchase option and a right of first refusal on this property that allows us to purchase this property at any time for a stated amount.

Item 3.   LEGAL PROCEEDINGS

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc., also known as Isotope Products Laboratories (IPL) in the Superior Court of the State of California for the County of Los Angeles against the Company, our President and CEO, one of our customers and certain officers of this customer.  The lawsuit contained numerous allegations against the defendants relating to the manufacture and sale of calibration and reference standards for nuclear medicine.   In January 2006, we settled the lawsuit.  Pursuant to the terms of a settlement agreement, we and RadQual have obtained a license agreement from IPL, which allows us and RadQual to continue to manufacture and sell IPL’s existing product line of Benchmark™ products.  IPL has released us, RadQual, and our respective directors, officers, agents and affiliates from any other claims IPL may have against any of us.  We, RadQual, and our respective directors, officers, agents and affiliates have also released IPL from any claims any of us may have against them.  The remaining terms of the settlement agreement are confidential.

During April 2005, the Company was named as a defendant in a lawsuit filed in the District Court of Texas for Denton County, by a former employee.  The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination,.  The plaintiff seeks damages of approximately $57,500, plus attorneys' fees and court costs.  This suit is still in the discovery stage and we  intend to vigorously defend against this lawsuit.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2005.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the second quarter of 2001, our common stock was delisted from the Nasdaq Small Cap Market and was traded solely over the counter on the Pink Sheets.  On August 13, 2004, Nasdaq approved the reporting of our common stock on the Over the Counter Bulletin Board (OTCB) under the trading symbol “INIS.”  High asked prices and low bid prices reported by the respective trading sectors during the periods indicated are shown below:

         Fiscal Year                         Quarter      High Asked        Low Bid

2005#

1st

$0.12

$0.02

2005#

2nd

$0.12

$0.07

2005#

3rd

$0.08

$0.05

2005#

4th

$0.09

$0.07

2004*

1st

$0.19

$0.09

2004*

2nd

$0.19

$0.17

2004@

3rd

$0.19

$0.16

2004#

4th

$0.15

$0.08

*

As reported on the Pink Sheets.

@

As reported on the Pink Sheets from the beginning of the quarter through August 12, 2004 and as reported on the OTCBB from August 13, 2004 through the end of the quarter.

#

As reported on the OTCBB.

On December 31, 2005, there were 360 holders of record of our common stock.  We have never paid any cash dividends on our common stock.  In the future, and based upon our profit performance, our Board of Directors will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business.  It is unlikely that we will pay any dividends to shareholders for the foreseeable future.

Additional information called for by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed within 120 days after December 31, 2005.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of the company's operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

Overview

International Isotopes Inc. manufactures a full range of nuclear medicine calibration and reference standards, manufactures high purity fluoride gases and a range of cobalt-60 products such as teletherapy sources, high purity fluoride gasses, and provides a wide selection of radioisotopes and radiochemicals for medical devices, calibration, clinical research, life sciences, and industrial applications.  We also provide a host of analytical, measurement, recycling, and processing services on a contract basis to clients..  We completed the construction and initial operational testing of our Fluorine Extraction Process ("FEP") production plant and completed our first germanium tetrafluoride production run in the fourth quarter of 2005.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Total revenues in 2005 were $2,985,434 compared to $2,848,844 in 2004, which represents an increase of $136,590 or 4.8%.  Revenues generated by our largest segment, Nuclear Medicine, increased by $164,613 or 12% to $1,541,894 in 2005 from $1,377,281in 2004 while revenues generated by the Radiochemical Segment increased $319,879 or 82% to $707,862 in 2005 from $387,983 in 2004. The Radiological Services segment increased $249,168 or 155% to $409,486 in 2005 compared to $160,318 in 2004.  The success in these segments was largely offset by a decrease in the Cobalt Products segment.  Revenue generated by the Cobalt Products segment decreased $597,070 or 64%  from $923,262 in 2005 to $326,192 in 2004 .  The decrease was attributable to a routine maintenance shutdown of the Department of Energy (DOE) production reactor during 2005.  Routine maintenance shutdowns of the DOE production reactor occur once every seven to nine years.  Excluding Cobalt Product sales, revenue for the year ended December 31, 2005, was $2,659,242 as compared to $1,925,581 for  the year ended December 31, 2004, which represents an increase of $733,661 or 38%.  Because of the significant impact of the timing of cobalt product sales and the effect of the routine maintenance shutdown of the DOE reactor, management believes that excluding sales of cobalt products from the year-to-year comparison of revenue provides useful information to investors.  Please refer to the table below for a further analysis of this measure.

CY 2005 to CY 2004 Financial Measure Reconciliation

	Period ended Dec. 31, 2005	Period ended Dec. 31, 2004
Total Revenues	$2,985,434	$2,848,843
Cobalt Products Revenues	$326,192	$923,262
Total Revenues Excluding Cobalt Products Revenues	$2,659,242	$1,925,581

Cost of Revenues and Gross Profit

Cost of revenue for 2005, was $1,601,361 compared to $1,719,252 in 2004, a decrease of $117,891 or 6.8%.  Gross profit for 2005, was $1,384,073 or 46% as compared to $1,129,592 or 40% in 2004. We have continued improving gross profit throughout 2005, by implementing additional  production efficiencies, adopting innovative cost saving measures, and recycling materials.  We expect to see continued improvement in gross profit through the coming year.

Operating Costs and Expenses

Total operating costs and expenses for 2005, were $2,201,933, as compared to $1,828,293 in 2004, an increase of   $373,640 or 20%.  The increase was largely attributable to increased salaries and operating expenses related to the Fluorine Products subsidiary.  We anticipate no further significant increases in these operational expenses during 2006 and should, in fact, begin to see a portion of these operational expenses shift into cost of goods sold for fluorine products manufactured and sold by the subsidiary.

Other Income (expense)

Other (expense) in 2005 was ($165,093) compared to other expense of ($146,035) in 2004. The difference of $19,058 was principally attributable to the sale of some equipment held for resale in 2004, and an increase in interest expense in 2005.

Net Loss

The Net Loss was $982,953 in 2005 compared to a loss of $844,736 in 2004.  The $138,217 increase in net loss was primarily attributable to increased operational expenses related to the new Fluorine Products subsidiary.

Liquidity and Capital Resources

On December 31, 2005, we had cash and cash equivalents of  $180,531 compared to $150,051 at December 31, 2004. For the year ended December 31, 2005, our cash flows included net cash used in operating activities of $1,221,524, net cash provided by financing activities of $2,233,010 and cash used in investing activities of $981,006.  We incurred a loss of $982,953 for the year ended December 31, 2005, and have an accumulated deficit of $89,796,339 since inception.  Prior to 2005, our operations and plant and equipment expenditures were funded principally from proceeds from public and private sales of equity as well as through asset sales.

As of December 31, 2005, we had net borrowings of $699,057 with Texas State Bank.  The current maturity date of this loan is March 2007.  We also have a $250,000 revolving line of credit with Texas State Bank that has a maturity date of July 2006.  As of  December 31, 2005, we had drawn $150,000 against this line of credit.

We completed an unsecured note purchase agreement on January 21, 2004, with certain of our principal investors and Directors totaling $650,000.  Pursuant to the terms of the note purchase agreement, we issued  unsecured notes, which accrue interest at 6% per year.  Interest is paid on the notes on a semi-annual basis and the company has the option to prepay the principal balance at any time prior to maturity.  The principal of the notes and any accrued interest is convertible into shares of our common stock at any time at the option of the holder prior to maturity. In December 2005, the holders of these notes agreed to modify the terms of the Note Purchase Agreement and the Notes by extending the maturity date of the notes from December 31, 2005 to January 2, 2007, and by reducing the original conversion price from $0.18 to $0.08 per share.

In January 2005, we announced a mandatory redemption of all remaining Series A warrants by February 25, 2005.  Consequently, shareholders exercised Series A warrants for common stock generating $978,467 for the Company.  During the fourth quarter of 2005, exercises of Series B Warrants by shareholders for common stock generated $1,148,140 for the Company.  Additional Series B Warrant exercises in the first quarter of 2006 generated $302,943 for the Company.  As of March 1, 2006 there are 13,409,623 Series B warrants outstanding, which, if exercised would generate an additional $670,481.

In 2005, we continued to build our various business segments, make investments into facilities and infrastructure, launch new products, and improve production costs.  The following is a list of some of the more significant accomplishments in 2005.

•

We have made very significant increases in sales for both our Radiochemicals and Radiological Services segments.

•

We have obtained NRC licensing and completed construction of the first ever commercial scale Fluorine Extraction Process (FEP) production plant.

•

We have obtained NRC approval for a complete range of cobalt source capsules for teletherapy and all types of irradiator facilities.

•

We have vertically integrated by establishing our new International Isotopes Transportation Services (IITS) subsidiary which will provide both cost savings for the transport of our manufactured products and will provide additional opportunities for revenue generating activities.

•

We have continued to support significant growth in the Nuclear Medicine Standards segment.

Based upon the investments we have made in our facilities and products developed in 2005 we have the following goals and objectives for 2006:

•

To begin commercial production and sale of germanium tetrafluoride using the newly constructed FEP gas production plant and begin certain research activities intended to develop derivative fluorine products having attractive commercial potential.

•

To pursue contracts and opportunities for various source recovery and recycle programs expected to be funded through the federal government and to which we are uniquely suited to provide services.

•

To advertise and promote the use of International Isotopes Transportation Services (IITS) revenues for the Company’s products and other commercial customers.

•

To continue to expand our customer base, increase revenues in every business segment, continue to reduce production and operating costs, and achieve profitability.

We believe that revenues generated from these business activities will have a positive effect upon our business in 2006 and should produce sufficient cash to meet our operational needs.

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

We have incurred and may continue to incur losses.  With the exception of 2002, we have incurred net losses for most fiscal periods since our inception.   From inception through December 31, 2005, we have generated $25,151,095 in revenues and accumulated deficit (including preferred stock dividends and returns) in the amount of $89,796,339.

We may need additional financing to continue operations.   As of December 31, 2005, we have an outstanding debt of  $650,000 pursuant to short term notes with certain major shareholders and Directors of the Company that mature on January 2, 2007.  We also have a loan from Texas State Bank in the amount of $699,057 as of December 31, 2005, which matures in March 2007 and is secured by our accounts receivable and fixed assets.   We also have a $250,000 line of credit with Texas State Bank from which we have drawn $150,000 at December 31, 2005. The line of credit is due July 2006.  We also owe $840,753 to our former Chairman of the Board pursuant to a note that matures in April, 2012.  Principal and interest payments on this note are paid annually based upon net profits (annual principal payment to equal 30% of net pre-tax profits).

Remaining company obligations on the Texas State Bank loan for the Waxahachie property.  In 2002, Texas State Bank agreed to the assumption of our loan by an individual upon our sale of the Waxahachie property.  As of January 9, 2006, the remaining outstanding balance on this loan was $299,331.  Should this individual default on the assumed loan, the liability for the loan will revert to the Company.

There is no long-term contract in place with the Department of Energy contractor for continued HSA Cobalt production.  We have put short term specific “work for non-government sponsor agreements” in place with the Department of Energy contractor to continue sales of HSA cobalt irradiated at the Idaho reactor facility.  We expect that these agreements will continue; however, there is no assurance these contracts will be equitable or continuing.

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

We may incur material losses and costs as a result of product liability claims that may be brought against us.
We face an inherent business risk of exposure to product liability claims in the event that products supplied by us to the medical industry fail to perform as expected or such failure results, or are alleged to result, in bodily injury. A successful product liability claim against us in excess of our available insurance coverage or established reserves may have a material adverse effect on our business.

Government regulation could adversely affect our business.  Operations within our Idaho facility are subject to U.S. Nuclear Regulatory Commission and Food and Drug Administration regulations.  To the extent these regulations are or become burdensome, our business development could be adversely affected.

We are dependent upon key personnel.  Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer.  The loss of Mr. Laflin could have a material adverse effect on our business.  We have a $2 million dollar key man life insurance policy on Mr. Laflin and one year remaining on Mr. Laflin's employment agreement.  There is no assurance that we will be able to retain Mr. Laflin or our existing personnel or attract additional qualified employees.   The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

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

Item 7.    FINANCIAL STATEMENTS

The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company conducted an evaluation of our disclosure controls and procedures, under the supervision and with the participation of our principal executive officer and principal financial officer, disclosure controls and procedures.  Based on this evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2005.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within International Isotopes have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 8B. OTHER INFORMATION

None

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

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, the close of our fiscal year.

Item 10.    EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, the close of our fiscal year.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, the close of our fiscal year.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, the close of our fiscal year.

Item 13.  EXHIBITS

The following documents are filed or incorporated by reference as exhibits to this Report:

3.1

Second Amended and Restated Articles of Incorporation (incorporated by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on April 28, 2005).

3.2

Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1

* 2002 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10KSB for the year ended December 31, 2002)

10.2

*Form of Incentive Stock Option Agreement.

10.3

Series A and B Warrant Agreement and Form of Series A and B Warrant (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on June 18, 2003 (Registration No. 333-106215).

10.4

*International Isotopes Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, as amended, filed on May 6, 2005).

10.5

*International Isotopes Employment Agreement with Steve T. Laflin (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.6

Lease Agreement 4137 Commerce Circle (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.7

Option to Purchase and Right of First Refusal for Property located at 4137 Commerce Circle (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.8

Lease Agreement 3159 Commerce Way (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.9

Option to Purchase and Right of First Refusal for Property located at 3159 Commerce Way (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.10

Promissory Note with Texas State Bank for $250,000 Line of Credit (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.11

Promissory Note with Texas State Bank for Commercial Loan (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.12

Unsecured Note to former Chairman of the Board, Dated April 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.13

Form of Note Purchase Agreement and Form of Unsecured Convertible Promissory Notes (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

21.

Subsidiaries of the Registrant

23.

Consent of Hansen, Barnett & Maxwell.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2006.

                                             International Isotopes Inc.

                                             By: /s/ Steve T. Laflin

                                                 ------------------------------

                                                 Steve T. Laflin

                                                 President, Chief Executive Officer, and Chief Financial Officer

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2006

/s/ Dr. Ralph Richart

By:  /s/ Dr. Ralph Richart

----------------------------

Dr. Ralph Richart

Chairman of the Board of Directors

April 10, 2006

/s/ Steve T. Laflin

By:  /s/ Steve T. Laflin

----------------------------

Steve T. Laflin

President, Chief Executive Officer (Principal Executive Officer),

Chief Financial Officer (Principal Accounting Officer) and Director

April 10, 2006

/s/ Christopher Grosso

By:  /s/ Christopher Grosso

----------------------------

Christopher Grosso

Director, Audit Committee Chairman

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm

17

FINANCIAL STATEMENTS

Consolidated Balance Sheets

    as of December 31, 2005 and 2004

18

Consolidated Statements of Operations for the years ended

   December 31, 2005 and 2004

19

Consolidated Statements of Shareholders’ Equity for the years ended

   December 31, 2004 and 2005

20

Consolidated Statements of Cash Flows for the years ended

   December 31, 2005 and 2004

21

Notes to Consolidated Financial Statements

22

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors and the Shareholders

International Isotopes Inc

We have audited the accompanying consolidated balance sheets of International Isotopes Inc and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 3, 2006

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$184,631	$150,051
Accounts receivable	386,862	432,750
Inventories (Note 3)	2,668,911	2,237,421
Prepaids and other current assets	132,562	91,520
Total current assets	3,372,966	2,911,742

Long-term assets
Restricted certificate of deposit	178,684	152,728
Property, plant and equipment, net (Note 4)	1,876,464	1,123,226
Capitalized lease disposal costs, net (Note 11)	112,935	101,860
Patents, net (Note 5)	84,000	98,433
Total long-term assets	2,252,083	1,476,247
Total assets	$5,625,049	$4,387,989

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$238,393	$328,589
Accrued liabilities	261,709	226,338
Current installments of notes payable (Note 6)	1,057,069	1,520,570
Total current liabilities	1,557,171	2,075,497

Long-term liabilities
Obligation for lease disposal costs (Note 11)	191,160	149,332
Current installments (Note 6)	1,327,421	761,775
Mandatorily redeemable convertible preferred stock, (Note 7)	850,000	850,000
Total long-term liabilities	2,368,581	1,761,107
Total liabilities	3,925,752	3,836,604

Stockholders’ equity (Note 7)
Common stock, $0.01 par value; 500,000,000 shares authorized; 206,582,688 and 159,077,940 issued and outstanding respectively	2,065,826	1,590,779
Additional paid-in capital	89,429,810	87,773,992
Accumulated deficit	(89,796,339)	(88,813,386)
Total stockholders’ equity	1,699,297	551,385
Total liabilities and stockholders’ equity	$5,625,049	$4,387,989

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004

Sales of products	$2,985,434	$2,848,844

Cost of products	1,601,361	1,719,252
Gross profit	1,384,073	1,129,592

Operating costs and expenses:
Salaries and contract labor	916,081	720,383
General, administrative and consulting	1,208,690	1,058,812
Research and development	77,162	49,098
Total operating expenses	2,201,933	1,828,293

Operating loss	(817,860)	(698,701)

Other income (expense):
Other income	635	10,476
Interest income	4,231	2,323
Interest expense	(169,959)	(158,834)
Total other income (expense)	(165,093)	(146,035)

Net loss	$(982,953)	$(844,736)

Net loss per common share – basic and diluted:	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted:	186,630,510	150,721,137

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity Years ended December 31, 2005 and 2004

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2003	139,363,046	$1,393,630	$87,168,957	$(87,968,650)	$593,937

Exercise of Series A and B warrants	19,714,894	197,149	605,035	-	802,184

Net loss	-	-	-	(844,736)	(844,736)
Balance December 31, 2004	159,077,940	1,590,779	87,773,992	(88,813,386)	551,385

Exercise of Series A and B warrants	47,424,474	474,245	1,652,362	-	2,126,607

Redemption of warrants	-	-	(1,192)	-	(1,192)

Shares issued under employee stock purchase plan	80,274	802	4,648	-	5,450

Net loss	-	-	-	(982,953)	(982,953)
Balance December 31, 2005	206,582,688	$2,065,826	$89,429,810	$(89,796,339)	$1,699,297

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(982,953)	$(844,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,386	179,364
Loss on abandonment of patent	13,097	-
Loss on disposal of property, plant and equipment	-	381
Accretion of obligation for lease disposal costs	16,415	-
Changes in operating assets and liabilities:
Accounts receivable	45,888	(229,597)
Prepaids and other current assets	(36,942)	99,459
Inventories	(431,490)	46,331
Accounts payable and accrued liabilities	(54,825)	129,948
Net cash used in operating activities	(1,217,424)	(618,850)

Cash flows from investing activities:
Restricted certificate of deposit	(25,956)	(2,155)
Purchase of patents	(10,287)	(109,000)
Purchase of property, plant and equipment	(944,763)	(663,250)
Proceeds from assets held for sale	-	-
Net cash used in investing activities	(981,006)	(774,405)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,126,607	802,184
Redemption of warrants	(1,192)	-
Proceeds from sale of stock	5,450	-
Proceeds from issuance of debt	150,000	603,950
Principal payments on notes payable	(47,855)	(23,044)
Net cash provided by financing activities	2,233,010	1,383,090

Net change in cash and cash equivalents	34,580	(10,165)
Cash and cash equivalents at beginning of year	150,051	160,216
Cash and cash equivalents at end of year	$184,631	$150,051

Supplemental disclosure of cash flow activities:
Cash paid for interest	$209,666	$75,092

Supplemental disclosure of noncash financing and investing transactions:
Note payable converted from interest payable	$-	$46,050
Renewal/renegotiation of note payable	-	733,595
Capitalization of lease disposal costs	25,413	-

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

International Isotopes Inc. (the Company) was incorporated in Texas in November 1995. The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries.  In November 2005, the Company created two new wholly owned subsidiaries; International Isotopes Fluorine Products, Inc. (to account for the activity and operations of the fluorine extraction process) and International Isotopes Transportation Services Inc. (to account for the activity and operations of isotope transportation services). The Company also owns 100% of the outstanding common shares of International Isotopes Idaho, Inc.

Nature of Operations –The Company’s business consists of five major business segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of December 31, 2005, the Company had 21 full time employees.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc.; International Isotopes Fluorine Products, Inc; and International Isotopes Transportation Services Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

(a)

Financial Instruments and Cash Equivalents

The carrying value of notes payable approximates fair value because they bear interest at rates which approximate market rates.

Cash, cash equivalents, totaling $184,631 and $150,051 at December 31, 2005 and 2004, respectively, consist of operating accounts, and money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2005 and 2004, the Company has pledged a certificate of deposit valued at $178,684 and $152,728 respectively as security on a letter of credit.  The letter of credit is required as part of the licensing agreement with the Nuclear Regulatory Commission (“NRC”).  Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC.  Accordingly, withdrawal of the certificate is restricted over the remaining life of the license.

At December 31, 2005, the Company had $84,481 of cash deposits in excess of federally insured limits.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(b)

Accounts Receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated.  The Company generally does not require collateral.  The Company periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary.

(c)

Property, Plant and Equipment

Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the asset. The ranges of estimated useful lives are as follows:

Years

Furniture & fixtures

3 – 5

Plant and improvements

   5

Production equipment

5 – 10

Depreciation and amortization expense was $213,386 and $179,364 for the years ended December 31, 2005 and 2004, respectively.

(d)

Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the first in, first out method.  Work in progress inventory contains product that is undergoing irradiation.  This irradiation process can take up to three years to reach high specific activity (HSA) levels.

(e)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

(f)

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

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(g)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment yearly.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2005 or 2004.

(h)

Revenue Recognition

Revenue is recognized when products are shipped.  No warranty coverage or right of return provisions are provided to customers.

Sales to two major customers accounted for 83% and 65% of the sales during 2005 and 2004, respectively.

(i)

Research and Development Costs

The Company had research and development expenses totaling $77,162 in 2005, and $49,098 in 2004. These expenses were associated with initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and various markers.

(j)

Shipping and Handling Costs

The Company expenses all shipping and handling costs incurred.  For the years ended December 31, 2005 and 2004, the Company expensed $5,123 and $4,672, respectively of shipping and handling costs.  These costs are reported as general, administrative and consulting costs in the statements of operations.

(k)

Stock Option Plan

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”). The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No compensation cost has been recognized for stock options in the accompanying consolidated financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	2005	2004

Net loss, as reported	$(982,953)	$(844,736)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(149,370)	(174,561)
Pro forma net loss	$(1,132,323)	$(1,019,297)

Loss per share, basic and diluted:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

(l)

Net Loss Per Common Share-Basic and Diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

As of December 31, 2005 and 2004, there were 38,118,481 and 85,865,412, respectively, of options/warrants and 850 shares of Series B redeemable convertible preferred stock, and 8,125,000 common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(m)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on January 1, 2006, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.  The effect of adopting Statement 123(R) on options outstanding at December 31, 2004, will result in recognition of $69,108 of additional compensation during the year ending December 31, 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs.  This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets.  This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company.

In May 2005, the FASB issued SFAS No. 154  Accounting Changes and Error Corrections.  This Statement replaces APB Opinion 20 and SFAS No. 3.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The adoption of SFAS 154 is not expected to have a material impact on the Company.

In March 2005, the FASB issued FIN No. 47  Accounting for Conditional Asset Retirement Obligations.  This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  The adoption of FIN 47, while adding clarification, will not have a material impact on the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006.  The impact of SFAS No. 155 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

(n)

Reclassifications

Certain 2004, amounts have been reclassified to conform to the 2005, presentation.  These reclassifications had no effect on the previously reported net loss.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

Business Condition –The Company has a history of recurring losses with an accumulated deficit of $89,796,339 at December 31, 2005, and a net loss of $982,953 for the year then ended.  The Company’s working capital has increased by $979,550 from the prior year, working capital includes inventory which will not be sold for up to three years, and the Company has used cash flows from operations of $1,247,481.  During 2005, the Company sought to improve future cash flows from operating activities through significant investments into facilities and infrastructure, launching new products and implementing and improving operating cost control measures.  The Company has been able to grow the Nuclear Medicine Reference and Calibration Standards segment at an annual rate of approximately 12% per year and anticipates similar growth trends over the coming year.

During March 2005, the Company obtained approval from the Nuclear Regulatory Commission (“NRC”) to manufacture a wide range of cobalt irradiator and teletherapy capsules and plans to expand their customer base and increase cobalt revenues through recycling various expended sealed sources and sales of cobalt sealed sources utilizing recycled material or material produced in reactors.  During 2005, the Company has also signed contracts for the sale of HSA Cobalt through December 2007 and for the sale of Cobalt sealed source sets.  Management believes that this expanded cobalt production capability should increase future revenues.

During 2004, the Company acquired seven patents for the Fluorine Extraction Process (FEP) and began construction of a plant to use this technology to produce several high purity fluorine products, such as germanium tetrafluoride. During January 2006, the Company successfully tested the fluorine extraction process and expects to begin production in 2006.  Based on the market size and growth outlook for high purity fluorine products, management believes this plan and its operations should increase future revenues.

Management believes these changes to operations and the additional capital received from the exercise of warrants subsequent to year end will be sufficient to enable the Company to continue its operations as a going concern; however, there is no assurance that management’s plans will be fulfilled or that profitable operations will be obtained.

NOTE 3 - INVENTORIES

Included in inventory are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, and completed flood sources and irradiated cobalt.  Inventories consisted of the following at December 31, 2005 and 2004:

	2005	2004

Raw materials	$264,137	$267,850
Work in progress	2,404,774	1,968,177
Finished goods	-	1,394
	$2,668,911	$2,237,421

Work in progress includes cobalt-60 isotopes that are located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside Idaho Falls, Idaho.  These isotopes are at various stages of irradiation. Some isotopes are near completion and others may require up to three years to complete.  At December 31, 2005 and 2004, these isotopes had a carrying value of $1,948,055 and $1,764,659, respectively.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2005 and 2004:

	2005	2004
Furniture and fixtures	$82,205	$63,062
Transportation equipment	6,290	-
Plant and improvements	149,608	53,647
Production equipment	2,247,418	1,432,235
	2,485,521	1,548,944
Less accumulated depreciation	(609,057)	(425,718)
Property, plant & equipment, net	$1,876,464	$1,123,226

NOTE 5 - PATENTS

During the years ended December 31, 2005 and 2004, the Company obtained certain patents and patents pending related to a Fluorine Extraction Process and a container to transport radioactive materials.  Patents, as of December 31, 2005, are as follows:

	2005	2004
Patents	$109,000	$109,000
Abandonment of Patents	(13,097)	-
Accumulated amortization	(11,903)	(10,567)
Patents - net	84,000	98,433

During the year ended December 31, 2005, the Company recognized $11,624 of amortization expense.  Estimated amortization expense of patents for the next five years is as follows:

Years ending December 31:
2006	$10,500
2007	10,500
2008	10,500
2009	10,500
2010	10,500
Thereafter	31,500
$84,000

NOTE 6 - NOTES PAYABLE

During 2005, the Company renegotiated a line of credit with a bank.  The maximum amount available to borrow is $250,000.  The line accrues interest at the bank prime rate plus 1.5% (8.75% at December 31, 2005).   The line comes due in July 2006, and is secured by equipment, accounts receivable and inventory.  As of December 31, 2005, the Company had drawn $150,000 against this line of credit.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

During November 2005, the Company renegotiated the $650,000 convertible notes payable to certain directors and shareholders and extended the due date to January 2, 2007.  As consideration for this, the conversion price was reduced to $0.08 per share, which was the market value of the common stock on the date of the amendment.

Notes payable as of December 31, 2005 and 2004, consist of the following:

	2005	2004

Unsecured note payable to certain directors and shareholders, accrues interest at 6%, convertible to common stock at the option of the creditor, due January 2, 2007. Convertible at $0.08 per share.	$650,000	$650,000

Note payable to a finance company accrues interest at 8.7%; due in monthly installments of $1,488; secured by equipment; due in October 2008.	44,680	57,997

Bank line of credit, renegotiated in 2005, maximum available to borrow is $250,000, accrues interest at bank prime plus 1.5% (8.75% at December 31, 2005); secured by equipment and accounts receivable, due July 2006.	150,000	-

Promissory note to a bank, bearing interest at 8.25%; secured by equipment, accounts receivable and inventory; due March 2007.	699,057	733,595

Note payable to the former chairman of the board, interest accrues at 7%; payable annually on April 1; principal payments are due annually on April 1 consisting of 30% of prior year net income, with remaining balance due April 2012; unsecured.	840,753	840,753

Total notes payable	2,384,490	2,282,345
Less: current maturities	(1,057,069)	(1,520,570)
Notes payable, excluding current installments	$1,327,421	$761,775

The aggregate annual maturities of notes payable as of December 31, 2005, for the next five years are as follows:

Years Ending December 31:
2006		$1,057,069
2007		1,313,118
2008		14,303
Thereafter		-
		$2,384,490

NOTE 7 - SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Stock Rights Offering

On August 12, 2003, the Company completed a rights offering to its common shareholders. Each right issued was exercisable at $0.03 in exchange for the issuance of one common share, a Series A warrant to purchase one common share at $0.04 and a Series B warrant to purchase one common share at $0.05. Common shareholders exercised 43,790,153 Rights.  The warrants are exercisable through July 2007.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

During 2004, there were 18,356,024 Series A warrants, and 1,358,870 Series B warrants, issued from the 2003 rights offering that were exercised by shareholders for common stock generating $802,184 and resulted in the Company issuing an additional 19,714,894 shares of common stock.  The Series A warrant agreement contained a provision allowing the Company to redeem the Series A warrants at any time, provided the average closing price of the Company’s common stock equaled, or exceeded, $0.12 for 30 consecutive trading days.  The Company stock met this requirement and in January 2005, the Company announced that the Series A warrants would be redeemed on February 25, 2005 at a redemption price of $0.001 per warrant.  Prior to the redemption date of February 25, 2005, 24,461,672 of Series A warrants were exercised for cash proceeds of $978,467.  On February 25, 2005, the Company redeemed the remaining  972,457 Series A warrants for $1,192.  During 2005, 22,962,802 Series B warrants were exercised for cash proceeds of $1,148,140.  At December 31, 2005, there were no outstanding Series A warrants and 19,468,481 Series B warrants outstanding.

Mandatorily Redeemable Convertible Preferred Stock

The Company has authorized to issue up to 5,000,000 shares of Preferred Stock, par value $0.01 per share.  The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to the payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company.

At December 31, 2005, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share.  The shares are also convertible into common stock at a conversion price of $2.00 per share.  These preferred shares carry no dividend preferences.

Employee Stock Purchase Plan

On September 30, 2004, the Company’s Board of Directors approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock.  The plan allows employees to deduct up to 15% of their payroll each pay period to be used for the purchase of common stock at a discounted rate.  The common shares will be purchased at the end of each three month offering period or other period as determined by the Board.  The Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  Employees began making payroll deductions in January 2005.

During 2005, the Company issued 80,274 shares of common stock to employees for proceeds of $5,450 in accordance with the employee stock purchase plan.

Stock Option Plan

In January 1997, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to officers, key employees, and consultants.  The Plan was amended in 2000, to authorize grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock.  Stock options are granted with an exercise price of not less than 85% of the reported market value of the common stock at the date of grant and vest over three years.  Effective March 2002, the Company amended and restated the 2000 Stock Incentive Plan.  The 2002 Long-Term Incentive Plan (the Plan) authorizes grants of options to purchase up to 20,000,000 shares of common stock.  The maximum number of options that can be granted to each employee in one year is 10,000,000.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

During 2005, the Company granted 150,000 options to purchase common stock at an exercise price of $0.07 and 500,000 options to purchase common stock at an exercise price of $0.08 which was equal to the closing market price of the common stock on the grant dates.  These offerings vest quarterly through January 2008, and July 2008, respectively.  During 2004, the Company granted 1,500,000 options to purchase common stock with an exercise price of $0.17 and 500,000 options to purchase shares of common stock at an exercise price of $0.12 which was equal to the closing market price of the common stock on the grant dates.  These options vest quarterly through August 2007 and November 2007 respectively.

 A summary of the stock options issued under the Company’s Plan is as follows:

Fixed Options	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2003	16,000,000	$0.03
Granted	2,000,000	$0.16
Outstanding at December 31, 2004	18,000,000	$0.03
Granted	650,000	$0.08
Outstanding at December 31, 2005	18,650,000	$0.04

Exercisable at December 31, 2004	12,250,000	$0.03

Exercisable at December 31, 2005	16,662,500	$0.03

 The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
.02-.03	15,000,000	6.33	$0.02	14,500,000	$0.02
.07-.08	1,650,000	6.95	$0.08	1,162,500	$0.08
0.12	500,000	8.85	$0.12	250,000	$0.12
0.17	1,500,000	8.59	$0.17	750,000	$0.17

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected dividend yield	-	-
Risk-free interest rate	4.2%	4.4%
Expected volatility	143%	150%
Expected life	10 years	10 years
Weighted average fair value
per share	$0.08	$0.16

Warrants

The following summarizes warrant activity for the years ended December 31, 2005 and 2004:

		Exercise
Fixed Warrants	Shares	Price
Outstanding at December 31, 2005	87,580,306	$0.05
Exercised	(19,714,894)	0.04
Outstanding at December 31, 2004	67,865,412	0.05
Exercised	(47,424,474)	0.04
Redemptions	(972,457)	0.04
Outstanding at December 31, 2005	19,468,481	$0.05

The following table summarizes information about warrants outstanding at December 31, 2005:

Outstanding and Exerciseable at December 31, 2005
		Weighted Average
		Remaining
Exercise Prices	Warrants	Contractual Life

$0.05	19,468,481	1.58
	19,468,481

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 - INCOME TAXES

The Company paid no federal or state income taxes during 2005 or 2004.  Income tax expense on loss differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2005	2004
Income tax benefit	$(344,204)	$(287,210)
Nondeductible expenses	397	409
State taxes net of federal benefit	(41,308)	(44,100)
Change in valuation allowance	385,115	330,901
Total income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred income tax asset
Net operating loss carryforward	$1,859,037	$1,397,335
Valuation allowance	(1,747,366)	(1,362,251)
Total deferred income tax asset	111,671	35,084
Deferred income tax liability - depreciation	(111,671)	(35,084)
Deferred tax asset (liability)	$-	$-

At December 31, 2005, the Company had net operating losses of $4,739,951 that will begin to expire in 2023.  The valuation allowances for 2005 and 2004 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss carry forwards in the event of a more than 50% change in ownership.  If such an ownership change occurs with the Company, the use of these net operating losses could be limited.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. (“IPL”) in the Superior Court of the State of California for the County of Los Angeles against the Company, its President and CEO, one of its customers and certain officers of this customer. On March 7, 2006 the Company announced that it and RadQual LLC have settled the suit.  Pursuant to the terms of a settlement agreement, the Company and RadQual have obtained a license agreement from IPL, which allows the Company and RadQual to continue to manufacture and sell their existing product line of Benchmark™ products.  IPL has released the Company, RadQual, and their respective directors, officers, agents and affiliates from any other claims IPL may have against them.  The Company, RadQual, and their respective directors, officer, agents and affiliates have also released IPL from any claims they may have against IPL.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Lease Commitments

The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2009. Rental expense under such leases for the years ended December 31, 2005 and 2004 was $144,225 and $143,922 respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are:

Operating
Years ending December 31	Leases
2006	146,241
2007	146,241
2008	109,981
2009	5,559
Total minimum lease payments	$408,022

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations.   The revenue associated with the sale of HSA Cobalt is largely dependent on the Company’s sole customer for this product.  Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, LLC. who in turn has an agreement in place with several companies for distributing the product.  A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all  of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times a year to increase the amount of material permitted within the facility.   Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but this license does not currently restrict the volume of business operation performed or projected to be performed in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

NOTE 10 – SALE OF ASSETS

Sale of Waxahachie Real Estate

In January 2003, the Company entered into an agreement to sell real estate in Waxahachie ,Texas for the assumption of $345,295 of debt associated with the property.  The Company remains contingently liable to Texas State Bank for the debt on the real estate for the remainder of the term of the debt and could become liable should the purchaser default on the note.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

In accordance with FASB No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recognized a $10,000 obligation under the guarantee that consists of the obligation to stand ready to reassume the note held at Texas State Bank in the event the purchaser defaults on the note.  The obligation is based on the cost necessary for the purchaser to refinance the note, which would release the Company from the guarantor position.  Should the purchaser default on the note and the Company reassumes the liability, the Company would also regain the real estate.

NOTE 11 – ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.  The Company’s asset retirement obligations relate primarily to the decommissioning of the manufacturing facility at the conclusion of operations in that facility.

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

At December 31, 2005 and 2004, the Company had capitalized lease disposal costs of $174,745 and $149,332 and accumulated amortization of $61,810 and $47,472 respectively.

The following summarizes the asset retirement obligation activity for the years ended December 31, 2005 and 2004:

Balance January 1, 2004	$149,332
Accretion expense	11,947
Revision to cash flow estimates	(11,947)
Balance December 31, 2004	149,332
Accretion expense	16,415
Additional asset retirement obligation	25,413
Balance December 31, 2005	$191,160

NOTE 12 – SEGMENTS INFORMATION

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.  Each of these segments is briefly described in the following paragraphs:

•

Nuclear Medicine segment consists of manufacture of sources and standards associated with SPECT imaging, patient positioning, and calibration or operational testing of dose measuring equipment for nuclear pharmacy.

•

Cobalt Products segment includes the production of high and medium specific activity bulk cobalt, recycling expended cobalt sources, and fabrication of a wide array of cobalt teletherapy and experimental irradiator source capsules.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

•

Radiochemical Products segment includes production of various isotopically pure radiochemical for medical, industrial, or research applications.  These products are either directly produced by the company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands.

•

Fluorine Products segment concerns the production of high purity fluorine gas compounds (such as germanium tetrafluoride) for the electronics and silicon chip manufacturing industry.  The Company has acquired all patent rights to this process and is in the process of constructing/licensing a separate FEP production facility.

•

Radiological Services segment concerns a wide array of miscellaneous services such as processing of gemstone which has undergone irradiation for color enhancement, radiological engineering consultant services, Type A package certification testing, and waste packaging/recycle services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before other income or expense.

The Company’s reportable segments are strategic revenue sources that offer different products and services.  They are managed separately because each segment requires different technology and marketing strategies.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

December 31, 2005	Nuclear Medicine	Cobalt Products	Radio- chemical Products	Fluorine Products	Radiological Services	Total Segments

Revenues	$1,541,894	$ 326,192	$ 707,862	$ -	$ 409,486	$ 2,985,434
Depreciation and amortization	33,050	43,606	52,300	19,469	24,184	172,609
Segment profit	686,784	182,902	(33,015)	(533,634)	161,966	465,003
Segment assets	582,341	2,633,211	557,608	1,161,687	217,949	5,152,796
Expenditures for segment assets	-	118,856	1,800	805,634	-	926,290
Interest Expense	-	-	-	-	-	-

December 31, 2004	Nuclear Medicine	Cobalt Products	Radio- chemical Products	Fluorine Products	Radiological Services	Total Segments

Revenues	$1,377,281	$ 923,262	$ 387,983	$ -	$ 160,318	$ 2,848,844
Depreciation and amortization	35,984	16,726	48,427	12,199	29,096	142,432
Segment profit (loss)	560,002	387,471	(284,752)	(226,549)	(13,379)	422,793
Expenditures for segment assets	4,867	398,042	76,928	263,967	-	743,804
Interest Expense	-	-	-	-	-	-

December 31, 2005	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$2,985,434	$ -	2,985,434
Depreciation and amortization	172,609	40,777	213,386
Net profit (loss)	465,003	(1,447,956)	(982,953)
Total assets	5,152,796	472,253	5,625,049
Expenditures for assets	926,290	28,760	955,050
Interest Expense	-	169,959	169,959

December 31, 2004	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$2,848,844	$ -	$ 2,848,844
Depreciation and amortization	142,432	36,932	179,364
Net loss	422,793	(1,267,529)	(844,736)
Expenditures for assets	743,804	28,446	772,250
Interest Expense	-	158,834	158,834

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 13 - SUBSEQUENT EVENTS

During January 2006, an additional 6,058,858 shares of common stock were issued as holders of Series B Warrants exercised there warrants for $302,943.

In January 2006, the Company reached a settlement of the lawsuit filed by Iso-Science Laboratories Inc. (a.k.a.  IPL) see note 9.