Form 10QSB
period 2006-03-31
INTERNATIONAL ISOTOPES INC
filed 2006-05-11
CIK 1038277

 FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number:

0-22923

INTERNATIONAL ISOTOPES INC.

(Exact name of registrant as specified in its charter)

Texas

(State or other jurisdiction of incorporation or organization)

74-2763837

(IRS Employer Identification Number)

4137 Commerce Circle

Idaho Falls, ID. 83401

(Address of principal executive offices)

208-524-5300

(Issuer’s telephone number)

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

As of April 28, 2006 the number of shares of Common Stock, $.01 par value, outstanding was 211,082,842.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

     Page No.

PART I  - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Unaudited Condensed Consolidated Balance Sheets at March 31, 2006

3

and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations

4

for the Three Months Ended March 31, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows

5

for the Three Months Ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2 - Management’s Discussion and Analysis of Financial

11

 Condition and Results of Operations

Item 3 – Controls and Procedures

12

PART II – OTHER INFORMATION:

Item 6 – Exhibits

13

SIGNATURES

13

CERTIFICATIONS

14

Part I. Financial Statements
Item 1. Financial Statements
INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$239,170	$184,631
Accounts receivable	402,452	386,862
Inventories	2,626,011	2,668,911
Prepaids and other current assets	150,566	132,562
Total current assets	3,418,199	3,372,966

Long-term assets
Restricted certificate of deposit	179,801	178,684
Property, plant and equipment, net	1,986,085	1,876,464
Capitalized lease disposal costs, net	109,227	112,935
Patents, net	81,375	84,000
Total long-term assets	2,356,488	2,252,083
Total assets	$5,774,687	$5,625,049

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$348,544	$238,393
Accrued liabilities	212,319	261,709
Current installments of notes payable	868,061	1,057,069
Total current liabilites	1,428,924	1,557,171

Long-term liabilities
Obligation for lease disposal costs	194,983	191,160
Notes payable, excluding current installments	1,496,289	1,327,421
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	2,541,272	2,368,581
Total liabilities	3,970,196	3,925,752

Stockholders' equity
Common stock, $0.01 par value; 500,000,000 shares authorized;
211,067,980 and 206,582,688 shares issued and outstanding respectively	2,110,680	2,065,826
Additional paid-in capital	89,632,143	89,429,810
Accumulated deficit	(89,938,332)	(89,796,339)
Total stockholders' equity	1,804,491	1,699,297
Total liabilities and stockholders' equity	$5,774,687	$5,625,049

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2006	2005

Sale of product	$1,196,943	$685,567
Cost of product	625,608	352,747
Gross profit	571,335	332,820

Operating costs and expenses:
Salaries and contract labor	290,617	219,611
General, administrative and consulting	368,057	292,740
Research and development	14,791	12,194
Total operating expenses	673,465	524,545

Operating loss	(102,130)	(191,725)

Other income (expense)
Other income	1,621	574
Interest income	1,157	486
Interest expense	(42,641)	(38,506)
Total other expense	(39,863)	(37,446)
Net loss	$(141,993)	$(229,171)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	209,112,994	175,071,305

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(141,993)	$(229,171)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	44,024	54,091
Acretion of obligation for lease disposal costs	3,823	-
Compensation expense related to issuance of options	22,456	-
Changes in operating assets and liabilities:
Accounts receivable	(15,590)	(19,805)
Prepaids and other current assets	(18,004)	(127,307)
Inventories	42,900	85,262
Accounts payable and accrued liabilities	60,761	(22,694)
Net cash used in operating activities	(1,623)	(259,624)

Cash flows from investing activities:
Restricted certificate of deposit	(1,117)	(22,758)
Purchase of patents	-	(10,287)
Purchase of property, plant and equipment	(147,312)	(132,482)
Net cash used in investing activites	(148,429)	(165,527)

Cash flows from financing activities:
Proceeds from exercise of warrants	222,974	979,894
Proceeds from sale of stock	1,757	-
Proceeds from issuance of debt	-	(1,193)
Principal payments on notes payable	(20,140)	(6,221)
Net cash provided by financing activities	204,591	972,480

Net change in cash and cash equivalents	54,539	547,329
Cash and cash equivalents at beginning of period	184,631	150,051
Cash and cash equivalents at end of period	$239,170	$697,380

Supplemental disclosure of cash flow activities:
Cash paid for interest	$44,107	$35,135

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the Company) was formed as a Texas corporation in 1995.  Its wholly owned subsidiaries, are International Isotopes Idaho Inc.; International Isotopes Fluorine Products Inc.; and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  Our headquarters and all operations are located in Idaho Falls, Idaho.

Nature of Operations – The Company’s business consists of five reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of March 31, 2006, the Company had 22 full time employees.

 Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans -  Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payments” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock Based Compensation”, using the modified prospective transition method.  Under this transaction method, compensation cost is recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, we did not restate the results of prior periods.  The most note able change with the adoption is that compensation expense associated with stock options is now recognized in our Consolidated Statement of operations, rather than being disclosed in pro forma footnote to our consolidated financial statements.

As a result of adopting FAS 123(R), we recognized compensation expense related to unvested options in the amount of $22,456 for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company accounted for stock options issued to directors, officers, and employees under Accounting Principals Board Opinion No. 25 and related interpretations (“APB 25”).  The Company accounted for options and warrants issued to non-employees at their fair value in accordance with SFAS 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”).  As a result, the Company did not recognize compensation expense relating to employee stock options because the exercise price was equal to the market price at the date of grant.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2005:

2005

Net loss applicable to common shareholders, as reported	$(229,171)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(90,573)
Pro forma net loss	$(319,744)

Loss per share, basic and diluted:
As reported	$(0.00)
Pro forma	$(0.00)

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the period ended March 31, 2006, the Company had a loss of $141,993 and operations used cash of $1,623.  The Company has continued to reduce production costs, increase sales, and further diversify its customer base .  The Company believes that continued growth in our major business segments, and the start of the fluorine product sales will lead to increased revenue and improved cash flow for the Company.  Based upon these improvements to business conditions management expects to generate sufficient cash flows to meet operational needs during 2006; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

As of March 31, 2006, and 2005, there were 33,659,903 and 60,553,548 respectively of options and warrants, 850 shares of Series B redeemable convertible preferred stock convertible into 425,000 shares of common stock , and 8,125,000 common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.   .

(4)

Inventories

Inventories consist of the following at March 31, 2006 and December 31, 2005

   March 31, 2006

December 31, 2005

Raw materials

$

       263,911

$

     264,137

Work in progress

                 2,362,100

               2,404,774

$               2,626,011

$             2,668,911

(5)

Stockholders’ Equity and Warrants

Warrants

During the three months ended March 31, 2006, 4,456,458 Series B warrants were exercised for cash proceeds of $222,974.  At March 31, 2006, the Company had 15,009,903 Series B warrants outstanding.

Employee Stock Purchase Plan

During the three months ended March 31, 2006, the Company issued 25,833 shares of common stock to employees for proceeds of $1,757 in accordance with the employee stock purchase plan.

(6)

Commitments and Contingencies

Litigation

During February 2004, a lawsuit was filed by Iso-Science Laboratories, Inc. (“ISL”) in the Superior Court of the State of California for the County of Los Angeles against the Company, its President and CEO, one of its customers, RadQual LC (“RadQual”) and certain officers of RadQual. On March 7, 2006, the Company announced that it and RadQual LLC have settled the suit.  Pursuant to the terms of a settlement agreement, the Company and RadQual have obtained a license agreement from ISL, which allows the Company and RadQual to continue to manufacture and sell their existing product line of Benchmark™ products.  ISL has released the Company, RadQual, and their respective directors, officers, agents and affiliates from any other claims ISL may have against them.  The Company, RadQual, and their respective directors, officer, agents and affiliates have also released ISL from any claims they may have against ISL.

During April 2005, the Company was named as a defendant in a lawsuit filed in the District Court of Texas for Denton County, by a former employee.  The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  The plaintiff seeks damages of approximately $57,500, plus attorneys' fees and court costs.  This suit is still in the discovery stage and we intend to vigorously defend against this lawsuit.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor operations.   The revenue associated with the sale of HSA Cobalt is largely dependent on the Company’s sole customer for this product.  Nuclear Medicine Standard’s manufacturing is conducted under an exclusive contract with RadQual who in turn has an agreement in place with several companies for distributing the product.  A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all  of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has amended the NRC license numerous times to address changes in the quantities of material being handled, describe the types of activities being conducted in the facility, and obtained an additional license for the Fluorine Products subsidiary operations.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for these licenses.

(8)

Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company has five reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.   Information regarding the operations and assets of these reportable business segments follows:

March 31, 2006	Nuclear Medicine Standards	Cobalt Products	Radio- chemical Products	Fluorine Products	Radiological Services	Total Segments

Revenues	$449,510	$ 393,086	$ 200,741	$ -	$ 153,606	$ 1,196,943
Depreciation and amortization	3,261	10,882	13,198	2,701	1,522	31,564
Segment profit	208,411	158,807	1,055	(155,530)	70,943	283,686
Segment assets	655,230	2,584,231	554,193	1,285,975	243,415	5,323,044
Expenditures for segment assets	-	-	-	126,913	19,369	146,282
Interest Expense	-	-	-	-	-	-

March 31, 2005	Nuclear Medicine Standards	Cobalt Products	Radio- chemical Products	Fluorine Products	Radiological Services	Total Segments

Revenues	$363,429	$ 76,375	$ 160,460	$ -	$ 85,303	$ 685,567
Depreciation and amortization	9,138	10,623	12,903	3,985	7,274	43,923
Segment profit (loss)	152,229	36,047	4,751	(139,107)	40,390	94,310
Expenditures for segment assets	-	10,287	1,800	130,682	-	142,769
Interest Expense	-	-	-	-	-	-

March 31, 2006	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$1,196,943	$ -	$ 1,196,943
Depreciation and amortization	31,564	12,460	44,024
Net profit (loss)	283,686	(425,679)	(141,993)
Total assets	5,323,044	451,643	5,774,687
Expenditures for assets	146,282	1,030	147,312
Interest Expense	-	42,641	42,641

March 31, 2005	Segment Totals	Corporate Amounts	Total Consolidated

Revenues	$ 685,567	$ -	$ 685,567
Depreciation and amortization	43,923	10,168	54,091
Net loss	94,310	(323,481)	(229,171)
Expenditures for assets	142,769	-	142,769
Interest Expense	-	38,506	38,506

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly  Report are forward looking.  In particular, statements regarding growth in our business segments; increased cash flow to meet operational needs;  improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; the outcome of pending litigation; and the consequences of the loss of any of our major customers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the securities and Exchange Commission on April 12, 2006.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2006 and 2005.

Revenues for the three-month period ended March 31, 2006 were $1,196,943 as compared to $685,567 for the same period in 2005, an increase of $511,376 or approximately 75%.  A significant portion of the increase in total revenues was attributable to the timing of cobalt sales in 2006 compared to 2005.   We typically only have one or two large sales of high activity cobalt product during the course of the calendar year.  The timing of those sales has a significant impact upon quarterly revenue reports and period comparisons.  Excluding cobalt product sales, revenues for the three-month period ended March 31, 2006, were $803,857 as compared to $609,192 for the same period in 2005, which represents an increase of $194,665 or 32%.  Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors.  Please refer to the tables below for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended March 31, 2006	Period ended March 31, 2005
Total Revenues	$1,196,943	$685,567
Cobalt Products Revenues	$ 393,086	$ 76,375
Total Revenues Excluding Cobalt Products Revenues	$ 803,857	$609,192

Gross profit for the three-month period ended March 31, 2006 was $571,335 (48% of revenue) compared to $332,820 (or 49% of revenue) for the same period in 2005.  Operating expenses increased to $673,465 for the three-month period ended March 31, 2006 compared to $524,545 for the same period of 2005, an increase of $148,920 or 28%. Salaries and contract labor expenses for the three-month period ended March

31, 2006 were $290,617 as compared to $219,611 for the same period of 2005, an increase of $71,006 or 32%. General administrative expenses totaled $368,057 for the three-month period ended March 31, 2006 as compared to $292,740 for the same period of 2005, an increase of $75,317 or 26%.  These increases are attributed to the addition of full time staff to support our new International Isotopes Transportation Services Inc. subsidiary and facility operational expense related to the Fluorine Products segment.

Our loss for the three-month period ended March 31, 2006 was $141,993 compared to a loss of $229,171 for the same period in 2005.  This represents a reduction in loss of $87,178 for the periods in comparison.

Interest expense for the three-month period ended March 31, 2006 was $42,641 as compared to $38,506 for the same period in 2005, due to a small increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2006, we had cash and cash equivalents of $239,170 compared to $184,631 at December 31, 2005.  For the three months ended March 31, 2006, net cash used in operating activities was $1,623, investing activities used $148,429, and financing activities provided $204,591 from the exercise if series B warrants.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary Series B Warrant redemption by shareholders.  We have an open line of credit for $250,000 with Texas State Bank that currently has $100,000 remaining.  We also have 15,009,903 Series B Warrants still outstanding from the Company’s Rights Offering conducted in 2003.  Shareholder redemption of those Series B Warrants would generate $750,495 in cash that could be used to pay down certain of our long-term liabilities and support continued operations.  We expect to continue to improve our financial strength, debt ratio, and attractiveness to investors or lending institutions.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this  report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal  control over financial reporting.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  Although our disclosure controls and internal controls were designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the

Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.   OTHER INFORMATION

Item 6. Exhibits

3(i)

Second Amended and Restated Articles of Incorporation (incorporated by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on May 1, 2006).

3(ii)

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

In accordance with the requirements of the Exchange Act  the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Isotopes Inc.

(Registrant)

By:       /s/ Steve T. Laflin

Steve T. Laflin

President and Chief Executive Officer

Date:  May 10, 2006