Form 10QSB
period 2006-06-30
INTERNATIONAL ISOTOPES INC
filed 2006-08-14
CIK 1038277

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number:

0-22923

INTERNATIONAL ISOTOPES INC.

(Exact name of registrant as specified in its charter)

Texas

(State or other jurisdiction of incorporation or organization)

74-2763837

(IRS Employer Identification Number)

4137 Commerce Circle

Idaho Falls, ID. 83401

(Address of principal executive offices)

208-524-5300

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

As of July 31, 2006 the number of shares of Common Stock, $.01 par value, outstanding was 213,605,080.

INTERNATIONAL ISOTOPES INC.

Part I. Financial Statements
Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$127,818	$184,631
Accounts receivable	515,264	386,862
Inventories	2,665,776	2,668,911
Prepaids and other current assets	70,038	132,562
Total current assets	3,378,896	3,372,966

Long-term assets
Restricted certificate of deposit	180,888	178,684
Property, plant and equipment, net	2,107,127	1,876,464
Capitalized lease disposal costs, net	105,519	112,935
Patents, net	78,750	84,000
Total long-term assets	2,472,284	2,252,083
Total assets	$5,851,180	$5,625,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$394,668	$238,393
Accrued liabilities	282,138	261,709
Current installments of notes payable	2,410,446	1,057,069
Current installments of capital leases	25,313	-
Total current liabilites	3,112,565	1,557,171

Long-term liabilities
Obligation for lease disposal costs	198,805	191,160
Notes payable, excluding current installments	-	1,327,421
Capital leases, excluding current installments	123,417	-
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,172,222	2,368,581
Total liabilities	4,284,787	3,925,752

Stockholders’ equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 211,082,842 and 206,582,688 shares issued and outstanding respectively	2,110,829	2,065,826
Additional paid-in capital	89,655,324	89,429,810
Accumulated deficit	(90,199,760)	(89,796,339)
Total stockholders’ equity	1,566,393	1,699,297
Total liabilities and stockholders’ equity	$5,851,180	$5,625,049

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June30,
	2006	2005	2006	2005
Sale of product	$985,895	$663,264	$2,182,838	$1,348,831
Cost of product	489,510	381,253	1,115,118	734,000
Gross profit	496,385	282,011	1,067,720	614,831

Operating costs and expenses:
Salaries and contract labor	288,624	238,210	579,241	457,821
General, administrative and consulting	405,939	352,505	773,996	645,245
Research and development	16,467	26,678	31,258	38,872
Total operating expenses	711,030	617,393	1,384,495	1,141,938

Operating loss	(214,645)	(335,382)	(316,775)	(527,107)

Other income (expense):
Other income	2,164	-	3,785	574
Interest income	1,066	985	2,223	1,471
Interest expense	(50,013)	(40,054)	(92,654)	(78,560)
Total other expense	(46,783)	(39,069)	(86,646)	(76,515)
Net loss	$(261,428)	$(374,451)	$(403,421)	$(603,622)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding -basic and diluted	211,080,365	183,575,567	210,025,332	179,323,436

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(403,421)	$(603,622)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	85,197	110,053
Loss on disposal of property, plant and equipment	14,725	-
Accretion of obligation for lease disposal costs	7,645	-
Compensation expense related to issuance of options	44,528	-
Changes in operating assets and liabilities:
Accounts receivable	(128,402)	117,705
Prepaids and other assets	62,524	(176,036)
Inventories	3,135	(52,701)
Accounts payable and accrued liabilities	176,704	(2,405)
Net cash used in operating activities	(137,365)	(607,006)

Cash flows from investing activities:
Restricted certificate of deposit	(2,204)	(23,743)
Purchase of patents	-	(10,287)
Purchase of property, plant and equipment	(154,986)	(212,322)
Net cash used in investing activites	(157,190)	(246,352)

Cash flows from financing activities:
Proceeds from exercise of warrants	222,969	979,894
Proceeds from sale of stock	3,020	1,397
Proceeds from issuance of debt (redemption of debt)	100,000	(1,193)
Principal payments on notes payable and capital leases	(88,247)	(21,184)
Net cash provided by financing activities	237,742	958,914

Net increase (decrease) in cash and cash equivalents	(56,813)	105,556
Cash and cash equivalents at beginning of period	184,631	150,051
Cash and cash equivalents at end of period	$127,818	$255,607

Supplemental disclosure of cash flow activities:
Cash paid for interest	$83,331	$74,084

Supplemental disclosure of noncash transactions:
Assets acquired through capital lease	$202,910	$-
Capitalization of lease disposal costs	$-	$25,413

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the Company) was formed as a Texas corporation in 1995.  Its wholly owned subsidiaries, are International Isotopes Idaho Inc.; International Isotopes Fluorine Products Inc.; and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  The Company’s headquarters and all operations are located in Idaho Falls, Idaho.

Nature of Operations – The Company’s business consists of five reportable segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans -  Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payments” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”, (FAS 123), using the modified prospective transition method.  Under this transition method, compensation cost is recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, the Company did not restate the results of prior periods.  The most notable change with the adoption of FAS 123(R) is that compensation expense associated with stock options is now recognized in our Consolidated Statement of Operations, rather than being disclosed in a pro forma footnote to the Company’s Consolidated Financial Statements.

As a result of adopting FAS 123(R), we recognized compensation expense related to unvested options in the amount of $22,072 and $44,528 for the three and six months ended June 30, 2006 respectively.

Prior to January 1, 2006, the Company accounted for stock options issued to directors, officers, and employees under Accounting Principals Board Opinion No. 25 and related interpretations (“APB 25”).  As a result, the Company did not recognize compensation expense relating to employee stock options because the exercise price was equal to the fair market value of the underlying stock at the date of grant. Prior to January 1, 2006, the Company accounted for options and warrants issued to non-employees at their fair value in accordance with FAS 123.    Had the Company determined compensation cost under FAS 123 based on the fair value at the grant date for stock options granted to employees and non-employees, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2005:

	For the three months	For the three months
	ended June 30, 2005	ended June 30, 2005
Net loss applicable to common shareholders, as reported	$(374,451)	$(603,622)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39,342)	(84,694)
Pro forma net loss	$(413,793)	$(688,316)

Loss per share, basic and diluted:
As reported	$(0.00)	$(0.00)
Pro forma	$(0.00)	$(0.00)

As of June 30, 2006, there was $50,170 of total unrecognized compensation cost related to unvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average vesting period of 0.79 years.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the three and six-month periods ended June 30, 2006 the Company had a loss of $261,428 and $403,421 respectively compared to a loss of $374,451 and $603,622 during the same periods ended June 30, 2005.  During the six-month period ended June 30, 2006, the Company’s operations used cash of $137,365 in operating activities.  During the period ended June 30, 2005, the Company's operations used cash of $607,006.  The Company believes that continued growth in our major business segments, and the start of the fluorine product sales will lead to increased revenue and improved cash flow.  Based upon these improvements to business conditions, management expects to generate sufficient cash flows to meet operational needs during 2006; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At June 30, 2006, and 2005, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	June 30,
	2006	2005
Options/warrants	33,659,903	60,553,548
850 Shares of Series B redeemable convertible
Preferred stock	425,000	425,000
$650,000 of convertible notes payable	8,125,000	8,125,000
	42,209,903	69,103,548

(4)

Inventories

Inventories consist of the following at June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
Raw materials	$263,867	$264,137
Work in progress	2,401,909	2,404,774
	$2,665,776	$2,668,911

(5)

Notes Payable

During May 2006, the Company drew an additional $100,000 against the line of credit with a bank.  As of June 30, 2006 the Company had drawn the maximum amount available of $250,000 against this line of credit.

(6)

Obligation Under Capital Leases

In March 2006, the Company entered into a new five year capital lease with a financing company for the purchase of production equipment.  The lease requires monthly payments of $3,341, bears interest at 10% and is due in March 2011.  The future minimum lease payments are as follows:

Years Ending December 31,
2006	$20,046
2007	40,092
2008	40,092
2009	40,092
2010	40,092
Thereafter	10,023
Total Minimum Lease Payments	190,437

Less Amount Representing Interest	41,707
Present Value of Net Minimum Lease Payments	148,730

Less Current Portion	25,313
Capital Lease Obligation-Long Term	$123,417

(7)

Stockholders’ Equity and Warrants

Warrants

During the six months ended June 30, 2006, 4,456,458 Series B warrants were exercised for cash proceeds of $222,969.  At June 30, 2006, the Company had 15,009,903 Series B warrants outstanding which, if exercised, would generate an additional $750,495.

Employee Stock Purchase Plan

During the three months and six months ended June 30, 2006, the Company issued 25,833 and 40,695 shares of common stock to employees for proceeds of $1,757 and $3,020 respectively in accordance with the employee stock purchase plan.

2006 Equity Incentive Plan

In April 2006, the Company adopted the International Isotopes 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan obtained shareholder approval in July 2006.  The 2006 Plan replaced the Company’s 2002 Long-Term Incentive Plan (the “Prior Plan”).

The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock or cash based awards.

The 2006 Plan authorizes the issuance of up to 20,000,000 shares of Common Stock, plus 1,350,000 shares previously reserved under the Prior Plan and up to 18,650,000 additional shares that are subject to outstanding options granted under the Prior Plan, that may become available for issuance under the 2006 Plan to the extent that such outstanding options are forfeited or otherwise expire or terminate without the issuance of shares.

Unless earlier terminated the 2006 Plan will terminate on July 12, 2016.

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

During April 2005, the Company was named as a defendant in a lawsuit filed in the District Court of Texas for Denton County, by a former employee.  The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  The plaintiff seeks damages of approximately $57,500, plus attorneys' fees and court costs.  This suit is still in the discovery stage and the Company intends to vigorously defend against this lawsuit.

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor operations.   The revenue associated with the sale of HSA Cobalt is largely dependent on the Company’s sole customer for this product.  Nuclear Medicine Standard’s manufacturing is conducted under an exclusive contract with another of our customers, RadQual, LLC, who in turn has an agreement in place with several companies for distributing the product.  A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all  of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has amended the NRC license numerous times to address changes in the quantities of material being handled, and to describe the types of activities being conducted in the facility, and has obtained an additional license for the Fluorine Products subsidiary operations.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company, but our current licenses do not restrict the volume of business operations currently performed or projected to be performed in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for these licenses.

(9)

Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company has five reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.   All interest expense is attributable to corporate administration.  Information regarding the operations and assets of these reportable business segments follows:

	Three Months ended June 30,		Six Months ended June 30,
Sale of Product	2006	2005	2006	2005

Nuclear Medicine Standards	$490,196	$355,650	$939,706	$719,078
Cobalt Products	88,544	56,625	481,630	131,625
Radiochemical Products	202,137	177,604	402,878	338,064
Fluorine Products	-	-	-	-
Radiological Services	205,018	73,385	358,624	160,064
Total Segments	985,895	663,264	2,182,838	1,348,831

Corporate revenue	-	-	-	-
Total Consolidated	$985,895	$663,264	$2,182,838	$1,348,831

	Three Months ended June 30,		Six Months ended June 30,
Depreciation and Amortization	2006	2005	2006	2005

Nuclear Medicine Standards	$2,308	$9,124	$5,569	$18,262
Cobalt Products	10,883	10,994	21,765	21,617
Radiochemical Products	11,996	13,001	25,194	25,904
Fluorine Products	2,701	5,333	5,402	9,017
Radiological Services	1,662	7,274	3,184	14,548
Total Segments	29,550	45,726	61,114	89,348

Corporate depreciation and amortization	11,623	10,535	24,083	20,705
Total Consolidated	$41,173	$56,261	$85,197	$110,053

	Three Months ended June 30,		Six Months ended June 30,
Segment Income (Loss)	2006	2005	2006	2005

Nuclear Medicine Standards	$213,730	$162,811	$422,141	$315,014
Cobalt Products	32,254	14,916	191,061	49,586
Radiochemical Products	13,291	(24,348)	14,346	(19,598)
Fluorine Products	(168,073)	(139,276)	(323,603)	(266,188)
Radiological Services	86,267	23,620	157,210	65,385
Total Segments	177,469	37,723	461,155	144,199

Corporate Loss	(438,897)	(412,174)	(864,576)	(747,821)
Net Loss	$(261,428)	$(374,451)	$(403,421)	$(603,622)

	Three Months ended June 30,		Six Months ended June 30,
Expenditures for Segment Assets	2006	2005	2006	2005

Nuclear Medicine Standards	$-	$-	$-	$-
Cobalt Products	-	-	-	10,287
Radiochemical Products	-	-	-	1,800
Fluorine Products	210,584	79,105	337,497	209,787
Radiological Services	-	-	19,369	-
Total Segments	210,584	79,105	356,866	221,874

Corporate purchases	-	735	1,030	735
Total Consolidated	$210,584	$79,840	$357,896	$222,609

	June 30,	December 31,
Segment Assets	2006	2005

Nuclear Medicine Standards	$560,542	$582,341
Cobalt Products	2,789,198	2,633,211
Radiochemical Products	359,460	557,608
Fluorine Products	1,451,746	1,161,687
Radiological Services	131,269	217,949
Total Segments	5,292,215	5,152,796

Corporate assets	558,965	472,253
Total Consolidated	$5,851,180	$5,625,049

(10)

Subsequent Events

During July 2006, 2,472,133 Series B warrants were exercised for cash proceeds of $123,607.  Also during July 2006, the Company issued 50,105 shares of common stock to employees for proceeds of $3,833 in accordance with the employee stock purchase plan.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking.  In particular, statements regarding our future liquidity requirements are forward looking.   Forward-looking statements reflect management’s current expectations, plans or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 12, 2006.  These factors describe some but not all  of the factors that could cause actual results to differ significantly from management’s expectations.  The Company does not intend to  publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month and six-month periods ended June 30, 2006 and 2005.

Revenues for the three and six-month period ended June 30, 2006 were $985,895 and $2,182,838 as compared to $663,264 and $1,348,831 for the same periods in 2005, an increase of $322,631 and $834,007 or approximately 49% and 62% respectively.  A portion of the increase in total revenues for the six-month period was attributable to the timing of cobalt sales in 2006 compared to 2005.   The timing of large cobalt product sales during the course of the calendar year has a significant impact upon period comparisons. Excluding cobalt product sales, revenues for the three-month period ended June 30, 2006, were $897,351 as compared to $606,639 for the same period in 2005, which represents an increase of $290,712 or 48%.   Excluding cobalt product sales, revenues for the six-month period ended June 30, 2006, were $1,701,208 as compared to $1,217,206 for the same period in 2005, which represents an increase of $484,002 or 40%.  Management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors.  Please refer to the following tables for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended June 30, 2006	Period ended June 30, 2005
Total Revenues	$985,895	$663,264
Cobalt Products Revenues	$ 88,544	$ 56,625
Total Revenues Excluding Cobalt Products Revenues	$897,351	$606,639

Six-Month Financial Measure Reconciliation

	Period ended June 30, 2006	Period ended June 30, 2005
Total Revenues	$2,182,838	$1,348,831
Cobalt Products Revenues	$ 481,630	$ 131,625
Total Revenues Excluding Cobalt Products Revenues	$1,701,208	$1,217,206

Gross profit for the three and six-month period ended June 30, 2006, increased to $496,385 and $1,067,720 compared to $282,011 and $614,831 for the same periods in 2005.  These represent increases of $214,374, or 76%, and $452,889, or 74%, for the three and six month periods respectively.  Operating expenses increased to $711,030 and $1,384,495 for the three and six-month period ended June 30, 2006 compared to $617,393 and $1,141,938 for the same periods of 2005.  This represents an increase of $93,637, or 15%, and $242,557, or 21%, for the three and six-month periods respectively.  Salaries and contract labor expenses for the three and six-month periods ended June 30, 2006 were $288,624 and $579,241 as compared to $238,210 and $457,821 for the same periods of 2005. General administrative expenses totaled $405,939 and $773,996 for the three and six-month periods ended June 30, 2006 as compared to $352,505 and $645,245 for the same periods of 2005.  The increase in operating expense is attributed to the addition of full time staff to support our new International Isotopes Transportation Services Inc. subsidiary and facility operational expense related to the Fluorine Products segment.

Our net loss for the three and six-month periods ended June 30, 2006 was $261,428 and $403,421 compared to a loss of $374,451 and 603,622 for the same periods in 2005.  The reduction in net loss was due to a reduction in the cost of goods sold and limiting the increase in operating expenses while expanding operations.

Interest expense for the three and six-month period ended June 30, 2006 was $50,013 and $92,654 as compared to $40,054 and $78,560 for the same periods in 2005.  The reduction in interest expense was attributable to a reduction in the principal balance owed.

Liquidity and Capital Resources

On June 30, 2006, we had cash and cash equivalents of $127,818.  For the six-months ended June 30, 2006, net cash used in operating activities was $137,365.  We used $157,190 for investing activities.  Financing activities provided $237,742 from exercise of series B warrants and issuance of debt on the Company’s line of credit. During the quarter, we drew an additional $100,000 against our line of credit with Texas State Bank.  As of June 30, 2006, we had drawn the maximum amount available of $250,000 against this line of credit.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary Series B Warrant redemption by shareholders.  We have 15,009,903 Series B Warrants still outstanding from the Company’s Rights Offering conducted in 2003.  Shareholder redemption of those Series B Warrants would generate $750,495 in cash that could be used to pay down certain of our long-term liabilities and support continued operations.  We expect to continue to improve our financial strength, debt ratio, and attractiveness to investors or lending institutions.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this  report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

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

PART II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On April 26, 2006, International Isotopes (the “Company”) adopted the International Isotopes 2006 Equity Incentive Plan (the "2006 Plan").  On July 12, 2006, the date of the Company's annual shareholders’ meeting, the Company's shareholders approved the 2006 Plan.  The 2006 Plan replaced the Company's 2002 Long-Term Incentive Plan (the "Prior Plan").  The purpose of the 2006 Plan is to attract, retain and motivate employees, officers, directors, and other service providers of the Company and its affiliated companies by providing them the opportunity to acquire a proprietary interest in the Company and to align their interests and efforts to the long-term interests of the Company's shareholders.

Description of the Plan

Administration - The Compensation Committee

The 2006 Plan is administered by the Compensation Committee of the Company's Board of Directors. The committee has the authority to administer the plan, including, among other things, the power to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. The committee may delegate to one or more of the Company's officers the right to grant to employees a fixed number of options based on grant guidelines approved in advance by the committee.

Eligibility

Awards may be granted under the 2006 Plan to employees, officers and directors, including non-employee directors, and consultants, agents, advisors and independent contractors of the Company and its affiliates. As of April 28, 2006, approximately 23 individuals were eligible to participate in the 2006 Plan.

Types of Awards

The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock or cash-based awards.

Stock Options. Stock options entitle the holder to purchase a specified number of shares of the Company's Common Stock at a specified price, which is called the exercise price, subject to the terms and conditions of the option grant. The exercise price of stock options under the 2006 Plan must be at least 100% of the fair market value of the stock for the date of grant, except for certain grants made or adjusted to assume or convert awards in connection with acquisition transactions. The committee will fix the term of each option, but no option under the 2006 Plan will be exercisable more than ten years after the option is granted. Each option will be exercisable at such time or times as determined by the committee. Options may be exercised, in whole or in part, by payment in full of the purchase price either in cash, delivery or withholding of the Common Stock or delivery of other consideration, or by any combination of cash, stock and other consideration as may be determined by the committee. Options may also be exercised by means of a broker-assisted cashless exercise.

After termination of service with the Company or its affiliates, a participant will be able to exercise the vested portion of his or her option for the period of time stated in the option agreement. If no such period of time is stated in a participant's option agreement, a participant will generally be able to exercise his or her option for (i) three months following his or her termination for reasons other than cause, retirement, death or disability and (ii) one year following his or her termination due to retirement, death or disability. If a participant is terminated for cause, all options generally will automatically expire. If a participant dies after termination of service but while an option is still exercisable, the portion of the option that was vested and exercisable as of the date of termination will generally expire on the one-year anniversary of the participant's death. In no event will an option be able to be exercised later than the expiration of its term.

Stock Appreciation Rights ("SARs"). SARs may be granted alone ("freestanding") or in addition to other awards and may, but need not, relate to a specific option granted under the 2006 Plan. Upon exercise of an SAR, the holder is entitled to receive the excess of the fair market value of the shares for which the right is exercised over the grant price of the SAR. The committee may impose any conditions or restrictions on the exercise of an SAR as it deems appropriate, however, under the 2006 Plan the grant price of a freestanding SAR may not be less than the fair market value of the Company's Common Stock for the date of grant, except for certain grants made or adjusted to assume or convert awards in connection with acquisition transactions, and the term will not be more than ten years. Payment upon such exercise will be in cash, stock, other property or any combination of cash, stock or other property as determined by the committee and set forth in the instrument evidencing the SAR. Any related option will no longer be exercisable to the extent the SAR has been exercised, and the related SAR will generally be canceled to the extent the option has been exercised.

Stock Awards, Restricted Stock and Stock Units. Awards of shares of stock, or awards designated in units of stock, may be granted under the 2006 Plan.  These awards may be made subject to forfeiture restrictions at the committee's discretion, and the committee may waive any such restriction at any time in its sole discretion. Such restrictions may be based on continuous service with the Company or its affiliates and/or the achievement of performance criteria, as determined by the committee.  Until the lapse of the restrictions, recipients may not dispose of their restricted stock. Upon termination of employment during the restriction period, all shares of restricted stock still subject to restriction will be forfeited, subject to any exceptions that may be authorized by the committee.

Performance Awards. Performance awards may be in the form of performance shares, which are units valued by reference to shares of stock, or performance units, which are units valued by reference to property other than stock. Performance shares or performance units may be payable upon the attainment of performance criteria and other terms and conditions as established by the committee, and the amount of any payment may be adjusted on the basis of such further conditions as the committee determines. Performance awards may be paid entirely in cash or in any combination of cash, stock or other property, in the discretion of the committee.

Other Stock or Cash-Based Awards. The committee is also authorized to grant to participants under the 2006 Plan, either alone or in addition to other awards granted under the 2006 Plan, incentives payable in cash or in shares of Common Stock subject to terms and conditions determined by the committee.

Shares Subject to the 2006 Plan

Number of Shares Reserved for Issuance. The 2006 Plan authorizes the issuance of up to 20,000,000 shares of Common Stock, plus 1,350,000 shares previously reserved under the Prior Plan and up to 18,650,000 additional shares that are subject to outstanding options granted under the Prior Plan, that may become available for issuance under the 2006 Plan to the extent that such outstanding options are forfeited or otherwise expire or terminate without the issuance of shares. Shares of Common Stock covered by an award granted under the 2006 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. Shares relating to awards granted under the 2006 Plan that are forfeited, settled for cash or otherwise terminated and shares withheld by or tendered to the Company in connection with the exercise of an option or other award granted under the 2006 Plan or in connection with the satisfaction of tax withholding obligations relating to awards or exercises of options or other awards will become available for issuance under the 2006 Plan. Awards made or adjusted to assume or convert awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2006 Plan. The shares of stock deliverable under the 2006 Plan may consist in whole or in part of authorized and unissued shares or shares purchased in the open market or otherwise. The committee may adjust the aggregate number of shares or the number of shares subject to awards under the 2006 Plan in the event of a change affecting shares of Common Stock, such as stock dividends, recapitalization, reorganization or mergers.

Limitations on Use of Shares Subject to the 2006 Plan. The committee may not make awards under the 2006 Plan to any single participant in any calendar year that relate to more than 5 million shares of Common Stock, subject to adjustment as described above. In addition, the Committee may not grant performance units to any single covered employee in any one calendar year with a maximum dollar value greater than $500,000.  The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2006 Plan is the total stated number of shares authorized for issuance under the 2006 Plan.

Nonassignability of Awards

Unless the committee determines otherwise for certain permitted transferees, no award granted under the 2006 Plan may be sold, assigned, transferred, pledged or otherwise encumbered by a participant, other than by will, by designation of a beneficiary in a manner established by the committee or by the laws of descent and distribution. Each award may be exercisable, during the participant's lifetime, only by the participant, or, if permissible under applicable law, by the participant's guardian or legal representative.

Term, Termination and Amendment

Unless earlier terminated by the Company's Board of Directors or the committee, the 2006 Plan will terminate on July 12, 2016. The Company's Board of Directors or the committee may generally amend, alter, suspend, discontinue or terminate all or a portion of the 2006 Plan at any time, as long as the rights of a participant are not materially impaired without the participant's consent, subject to shareholder approval to the extent necessary to comply with applicable law, stock exchange rule or regulatory requirements or, as determined by the committee, to qualify with tax requirements. The committee may amend the terms of any award granted, prospectively or retroactively, but cannot materially impair the rights of any participant without the participant's consent. The committee may reprice options or SARs without shareholder approval.  Generally, no change or adjustment may be made to an outstanding incentive stock option, without the consent of the participant that would cause the incentive stock option to fail to continue to qualify as an incentive stock option under the Code.

Performance-Based Compensation under Section 162(m)

Under Section 162(m) of the Code, the Company is generally prohibited from deducting for federal income tax purposes compensation paid to its chief executive officer and four other most highly compensated executive officers in excess of $1 million per person in any year.  However, compensation that qualifies as performance-based is excluded for purposes of calculating the amount of compensation subject to the $1 million limit.  If the committee intends to qualify an award under the 2006 Plan as "qualified performance-based compensation" under Section 162(m) of the Code, the performance goals it may choose include any of the following, or any combination, for the Company as a whole, or as any business unit, as reported or calculated by the Company: cash flows (including, but not limited to, operating cash flow, free cash flow or cash flow return on capital); working capital; earnings per share; book value per share; operating income (including or excluding depreciation, amortization, extraordinary items, restructuring charges or other expenses); revenues; operating margins; return on assets; return on equity; debt; debt plus equity; market or economic value added; stock price appreciation; total stockholder return; cost control; strategic initiatives; market share; net income; return on invested capital; improvements in capital structure; or customer satisfaction, employee satisfaction, services performance, subscriber, cash management or asset management metrics. Such performance goals also may be based on the Company's achievement of specified levels of performance for the Company as a whole or any business unit under one or more of the performance criteria described above relative to the performance of other corporations.

Change in Control

Under the 2006 Plan, to maintain all of the participants' rights in the event of a merger or consolidation where the Company is not the surviving company; the dissolution of the Company, or a transfer of all or substantially all of the assets of the Company:

•

Any options and stock appreciation rights will become fully exercisable and vested to the full extent of the original grant and any restrictions applicable to any restricted stock or stock units will lapse, unless provision is otherwise made in writing in connection with the transaction for the substitution of securities of another corporation,

•

All performance shares and performance units then vested will be immediately settled or distributed, and

•

The committee can provide a cash-out for awards in connection with the transaction.

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

Date:  August 14, 2006