Form 10QSB
period 2006-09-30
INTERNATIONAL ISOTOPES INC
filed 2006-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2006

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

YES         NO  X

As of November 8, 2006 the number of shares of Common Stock, $.01 par value, outstanding was 216,705,145.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

     Page No.

PART I  - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Unaudited Condensed Consolidated Balance Sheets at

September 30, 2006 and December 31, 2005

3

Unaudited Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended September 30, 2006 and 2005

4

Unaudited Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended September 30, 2006 and 2005

5

            Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2 - Management’s Discussion and Analysis of Financial Condition

              and Results of Operations

13

Item 3 – Controls and Procedures

15

PART II – OTHER INFORMATION:

Item 4 – Submission of Matters to a Vote of Security Holders

17

Item 6 – Exhibits

17

SIGNATURES

18

CERTIFICATIONS

19

Part I. Financial Statements
Item 1. Financial Statements
INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
	September 30,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 197,488	$ 184,631
Accounts receivable	535,229	386,862
Inventories	2,383,603	2,668,911
Prepaids and other current assets	102,489	132,562
Total current assets	3,218,809	3,372,966

Long-term assets
Restricted certificate of deposit	175,000	178,684
Property, plant and equipment, net	2,134,580	1,876,464
Capitalized lease disposal costs, net	101,811	112,935
Patents, net	76,125	84,000
Total long-term assets	2,487,516	2,252,083
Total assets	$ 5,706,325	$ 5,625,049

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 195,809	$ 238,393
Accrued liabilities	274,260	261,709
Current installments of notes payable	2,402,010	1,057,069
Current installments of capital leases	26,029	-
Total current liabilites	2,898,108	1,557,171

Long-term liabilities
Obligation for lease disposal costs	202,628	191,160
Notes payable, excluding current installments	-	1,327,421
Capital leases, excluding current installments	116,696	-
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,169,324	2,368,581
Total liabilities	4,067,432	3,925,752

Stockholders' equity
Common stock, $0.01 par value; 500,000,000 shares authorized;
213,605,079 and 206,582,688 shares issued and outstanding respectively	2,136,052	2,065,826
Additional paid-in capital	89,868,342	89,429,810
Accumulated deficit	(90,365,501)	(89,796,339)
Total stockholders' equity	1,638,893	1,699,297
Total liabilities and stockholders' equity	$ 5,706,325	$ 5,625,049

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Sale of product	$ 1,458,260	$ 828,439	$ 3,641,098	$ 2,177,270
Cost of product	852,284	465,806	1,967,402	1,199,806
Gross profit	605,976	362,633	1,673,696	977,464

Operating costs and expenses:
Salaries and contract labor	333,277	192,041	912,518	649,862
General, administrative and consulting	375,454	257,481	1,149,450	902,726
Research and development	13,732	13,500	44,990	52,372
Total operating expenses	722,463	463,022	2,106,958	1,604,960

Operating loss	(116,487)	(100,389)	(433,262)	(627,496)

Other income (expense):
Other income	-	61	3,785	635
Interest income	1,556	1,103	3,779	2,574
Interest expense	(50,810)	(45,690)	(143,464)	(124,250)
Total other expense	(49,254)	(44,526)	(135,900)	(121,041)
Net Loss	$ (165,741)	$ (144,915)	$ (569,162)	$ (748,537)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted common shares outstanding -
basic and diluted	213,184,707	188,035,592	211,078,457	182,227,488

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$ (569,162)	$ (748,537)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	125,519	165,664
Loss on disposal of property, plant and equipment	27,268	-
Accretion of obligation for lease disposal costs	11,468	-
Compensation expense related to issuance of options	155,329	-
Changes in operating assets and liabilities:
Accounts receivable	(148,367)	67,530
Prepaids and other assets	30,073	(265,499)
Inventories	285,308	4,222
Accounts payable and accrued liabilities	(30,034)	(3,666)
Net cash used in operating activities	(112,598)	(780,286)

Cash flows from investing activities:
Restricted certificate of deposit	3,684	(24,846)
Purchase of patents	-	(10,287)
Purchase of property, plant and equipment	(228,971)	(569,684)
Net cash used in investing activites	(225,287)	(604,817)

Cash flows from financing activities:
Proceeds from exercise of warrants	346,577	1,459,778
Proceeds from sale of stock	6,853	3,436
Redemption of debt	-	(1,193)
Proceeds from issuance of debt	100,000	150,000
Principal payments on notes payable	(102,688)	(36,353)
Net cash provided by financing activities	350,742	1,575,668

Net change in cash and cash equivalents	12,857	190,565
Cash and cash equivalents at beginning of period	184,631	150,051
Cash and cash equivalents at end of period	$ 197,488	$ 340,616

Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$ 177,990	$ 111,597

Supplemental disclosure of noncash transactions:
Assets acquired through capital lease	$ 202,910	$ -
Capitalization of lease disposal costs	-	25,413

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans -  Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

For the nine months ended September 30, 2006, the Company calculated compensation expense of $155,329 related to stock options.

For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company made stock option grants totaling 4,000,000 shares during the quarter ended September 30, 2006, in accordance with the Company’s 2006 Equity Incentive Plan.  Of those options granted 1,000,000 shares were vested at the date of grant.  The Company has made no other stock option grants during the nine months ended September 30, 2006.

The following are the weighted-average assumptions used for options granted during the nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Risk free interest rate	4.93%	4.17%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	137%	144%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	18,650,000	$.04
Granted	4,000,000.08

Outstanding at September 30, 2006	22,650,000	$.05	6.6 years	$1,753,500

Exercisable at September 30, 2006	18,700,000	$.04	6.0 years	$1,923,500

As of September 30, 2006, there was approximately $251,811 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.78 years.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation.”. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three- month and nine-months ended September 30, 2005, as indicated below:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss as reported	$ (144,915)	$ (748,537)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(28,317)	(113,011)
Pro forma net loss	$ (173,232)	$ (861,548)

Loss per share, basic and diluted:
As reported	$ -	$ -
Pro forma	$ -	$ -

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the three and nine-month periods ended September 30, 2006 the Company had a loss of $165,741 and $569,162 respectively compared to a loss of $144,915 and $748,537 during the same periods ended September 30, 2005.  During the nine-month period ended September 30, 2006, the Company’s operations used cash of $112,598 in operating activities compared to $780,286 for the same period in 2005.  The Company believes that continued growth in our major business segments, and the start of the fluorine product sales will lead to increased revenue and improved cash flow.  Based upon these improvements to business conditions, management expects to generate sufficient cash flows to meet operational needs during 2006; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At September 30, 2006, and 2005, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	September 30,
	2006	2005
Options/warrants	35,187,770	50,955,861
850 Shares of Series B redeemable convertible
Preferred stock	425,000	425,000
$650,000 of convertible notes payable	8,125,000	8,125,000
	43,737,770	60,005,861

(4)

Inventories

Inventories consist of the following at September 30, 2006, and December 31, 2005.

	September 30, 2006	December 31, 2005
Raw materials	$263,867	$264,137
Work in progress	2,119,736	2,404,774
Finished goods	-	-
	$2,383,603	$2,668,911

(5)

Notes Payable

During May 2006, the Company drew an additional $100,000 against the line of credit with a bank.  As of September 30, 2006 the Company had drawn the maximum amount available of $250,000 against this line of credit. Effective August 18, 2006 the Company renegotiated the terms of its line of credit. The line is due August 18, 2007 and accrues interest at the bank prime rate plus 1.5%.

(6)

Obligation Under Capital Leases

In March 2006, the Company entered into a new five year capital lease with a financing company for the purchase of production equipment.  The lease requires monthly payments of $3,341, bears interest at 10% and is due in March 2011.  The future minimum lease payments are as follows:

Years Ending December 31,
2006	$10,023
2007	40,092
2008	40,092
2009	40,092
2010	40,092
Thereafter	10,023
Total Minimum Lease Payments	180,414

Less Amount Representing Interest	37,689
Present Value of Net Minimum Lease Payments	142,725

Less Current Portion	26,029
Capital Lease Obligation-Long Term	$116,696

(7)

Stockholders’ Equity and Warrants

Warrants

During the nine months ended September 30, 2006, 6,931,591 Series B warrants were exercised for cash proceeds of $346,577. At September 30, 2006 the Company had 12,537,770 Series B warrants outstanding which, if exercised, would generate $626,888 in cash.            .

Employee Stock Purchase Plan

During the three months ended September 30, 2006, the Company issued 50,105 shares of common stock to employees for proceeds of $3,833 in accordance with the employee stock purchase plan.  During the nine months ended September 30, 2006, the Company has issued 90,800 shares of common stock to employees for proceeds of $6,853 in accordance with this plan.

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

The Company has five reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.   All interest expense is attributable to corporate administration.  Information regarding the operations and assets of these reportable business segments follows:

	Three Months ended September 30,		Nine Months ended September 30,
Sale of Product	2006	2005	2006	2005

Nuclear Medicine Standards	$379,991	$386,639	$1,319,698	$1,105,717
Cobalt Products	662,444	164,567	1,144,074	296,192
Radiochemical Products	214,904	180,096	617,782	518,160
Fluorine Extraction Process	-	-	-	-
Radiological Services	200,921	97,137	559,544	257,201
Total Segments	1,458,260	828,439	3,641,098	2,177,270

Corporate revenue	-	-	-	-
Total Consolidated	$1,458,260	$828,439	$3,641,098	$2,177,270

	Three Months ended September 30,		Nine Months ended September 30,
Depreciation and Amortization	2006	2005	2006	2005

Nuclear Medicine Standards	$2,307	$9,100	$7,876	$27,362
Cobalt Products	10,881	10,994	32,646	32,612
Radiochemical Products	11,393	13,198	36,587	39,102
Fluorine Extraction Process	10,575	5,126	15,977	14,143
Radiological Services	1,634	7,099	4,818	21,647
Total Segments	36,790	45,517	97,904	134,866

Corporate depreciation and amortization	12,605	6,388	27,615	30,798
Total Consolidated	$49,395	$51,905	$125,519	$165,664

	Three Months ended September 30,		Nine Months ended September 30,
Segment Income (Loss)	2006	2005	2006	2005

Nuclear Medicine Standards	$136,201	$147,409	$558,342	$462,422
Cobalt Products	279,102	122,426	470,163	172,012
Radiochemical Products	14,665	(20,048)	29,011	(39,646)
Fluorine Extraction Process	(158,694)	(112,217)	(482,297)	(378,405)
Radiological Services	58,990	18,989	216,200	84,274
Total Segments	330,264	156,559	791,419	300,757

Corporate Loss	(496,005)	(301,474)	(1,360,581)	(1,049,294)
Net Loss	$(165,741)	$(144,915)	$(569,162)	$(748,537)

	Three Months ended September 30,		Nine Months ended September 30,
Expenditures for Segment Assets	2006	2005	2006	2005

Nuclear Medicine Standards	$-	$-	$-	$-
Cobalt Products	-	-	-	10,287
Radiochemical Products	-	-	-	1,800
Fluorine Extraction Process	25,549	338,802	403,023	548,589
Radiological Services	6,290	-	25,659	-
Total Segments	31,839	338,802	428,682	560,676

Corporate purchases	2,169	12,375	3,199	19,295
Total Consolidated	$34,008	$351,177	$431,881	$579,971

	September 30,	December 31,
Segment Assets	2006	2005

Nuclear Medicine Standards	$477,112	$582,341
Cobalt Products	2,781,063	2,633,211
Radiochemical Products	367,239	557,608
Fluorine Extraction Process	1,370,975	1,161,687
Radiological Services	86,462	217,949
Total Segments	5,082,851	5,152,796

Corporate assets	623,474	472,253
Total Consolidated	$5,706,325	$5,625,049

(10)

Subsequent Events

In November 2006, 3,053,566 shares of the Company’s common stock were issued in connection with the redemption of Series B Warrants. The associated value was $152,678.30.

Also, in November 2006, the Company issued 33,166 shares of common stock to employees in accordance with the Employee 2006 stock purchase plan.

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

RESULTS OF OPERATIONS

Three and nine-month periods ended September 30, 2006, and 2005.  The Company’s losses from operations for the three and nine-month periods ended September 30, 2006, were $165,741 and $569,162 respectively, as compared to losses from operations of $144,915 and $748,537 respectively for the comparable periods of 2005. The figures represent a 14% increase and 24% reduction in loss for the three and nine-month periods respectively.  The increase in loss for the three month period comparison was primarily attributable to recognition in 2006 of compensation expense in the amount of $110,801 as a result of implementing FAS 123(R).

Revenue for the three and nine-month periods ended September 30, 2006, was $1,458,260 and $3,641,098 respectively, as compared to $828,439 and $2,177,270 for the same periods in 2005.  These numbers represent an increase of $629,821 (or 76%) for the three-month period and $1,463,828 (or 67%) for the nine-month period comparisons.  The increase in total revenues was attributable to excellent performance in some of the Company’s business segments.  The Radiological Services segment is up over 106% and 117% respectively for the three and nine-month periods of 2006 compared to 2005.  Cobalt Products have also increased by about 302% and 286% respectively for the three and nine-month periods of 2006 compared to 2005.  Radiochemical products segment revenues have also increased by about 19% for both the three and nine-month periods of 2006 compared to 2005.   The Nuclear medicine segment underwent a 2% decline in revenues for the three month period ended September 30, 2006 compared to the same period in 2005, however, this segment revenues for the nine-month period ended September 30, 2006 are still up 19% above the same period in 2005.

It should be noted that the Company typically sees large variations in the revenue produced by the cobalt product segment because a large percentage of that revenue results from the sale of bulk cobalt and those sales are cyclic in nature.  Therefore, the timing of those bulk sales will have a significant impact upon revenue period comparisons. Excluding cobalt product sales, revenues for the three-month period ended September 30, 2006, were $795,816 as compared to $663,872 for the same period in 2005, which represents an increase of $131,944 or 20%.  Excluding cobalt product sales revenues for the nine-month period ended September 30, 2006, were $2,497,024 as compared to $1,881,078 for the same period in 2005, which represents an increase of $615,946 or 33%.  Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors and may provide a more accurate projection of the actual revenue growth trends of the Company.  Please refer to the tables below for a further analysis of this measure.

Three-Month Financial Measure Reconciliation

	Period ended Sept 30, 2005	Period ended Sept 30, 2006
Total Revenues	$828,439	$1,458,260
Cobalt Products Revenues	$164,567	$662,444
Total Revenues Excluding Cobalt Products Revenues	$663,872	$795,816

Nine-Month Financial Measure Reconciliation

	Period ended Sept 30, 2005	Period ended Sept 30, 2006
Total Revenues	$2,177,270	$3,641,098
Cobalt Products Revenues	$296,192	$1,144,074
Total Revenues Excluding Cobalt Products Revenues	$1,881,078	$2,497,024

Gross profit for the three-month periods ended September 30, 2006, and 2005, was $605,976 and $362,633 respectively, which represents an increase of $243,343 or 67%.  Gross profit for the nine-month periods ended September 30, 2006, and 2005 was $1,673,696 and $977,464 respectively, which represents an increase of $696,232 or 71%.  The increases in gross profit were consistent with the overall increase in revenues for the periods.  Gross profit as a percentage of revenue declined slightly, from 43.7% to 41.5%, for the three month periods ended September 30, 2005 and 2006, and increased slightly, from 44.8% to 45.9%, for the nine-month periods ended September 30, 2005 and 2006 respectively.

Operating expenses for the three month periods ended September 30, 2006, and 2005, were $722,463 and $463,022 respectively which represents an increase of $259,441 or 56%.  Operating expenses for the nine- month periods ended September 30, 2006, and 2005, were $2,106,958 and $1,604,960 respectively which represents an increase of $501,998 or 31%.  Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2006, were $333,277 and $912,518 respectively, as compared to $192,041 and $649,862 for the same periods of 2005.  General, administrative and consulting expenses totaled $375,454 and $1,149,450 respectively for the three and nine-month periods ended September 30, 2006, as compared to $257,481 and $902,726 for the same periods of 2005.  The overall increase in operating expenses were attributable to four roughly equal factors.  First, the additional operating expenses related to the Company’s newly established transportation services subsidiary (International Isotopes Transportation Services).  This was the company’s first year of operation of this new transportation subsidiary and, therefore, the Company did not previously recognize any operational expense with this operation.  Second, the increase in operating expense related to ongoing support of the Company’s Fluorine Products subsidiary.  These increased costs were attributed to equipment operational expenses and additional staff required to prepare for the start of routine production operations.  Third the company has slightly increased staff required to support industrial and radiological safety coverage of our operations.  This increase in staff was necessary to keep pace with increased regulations combined with an expanding scope and volume of licensed operations activity. And, fourth the third quarter saw an increase in salary and contract labor expense as a result of the Company implementing FAS 123(R) which added expense for certain stock options granted during the period.

Interest expense for the three and nine-month period ended September 30, 2006, was $50,810 and $143,464 as compared to $45,690 and $124,250 for the comparable periods in 2005, an increase of $5,120 and $19,214 respectively.  The increase in interest expense was due to an escalation in interest rates and an increase in the principal balance of the Company’s line of credit account.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2006 the Company had cash and cash equivalents of $197,488 compared to $184,631 at December 31, 2005. For the nine months ended September 30, 2006, operating activities used cash of $112,598, investing activities used cash of $225,287 and financing activities provided cash of $350,742 from exercise of series B warrants and issuance of debt on the Company’s line of credit.  As of September 30, 2006, we had drawn the maximum amount available of $250,000 against this line of credit.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary Series B Warrant redemption by shareholders.  As of September 30, 2006 the Company has 12,537,770 Series B Warrants still outstanding from the Company’s Rights Offering conducted in 2003.  Shareholder exercise of those Series B Warrants would generate $626,888 in cash.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this  report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

The Annual Meeting of Shareholders was held on July 12, 2006.

1) Election of Directors

All three incumbent directors were reelected without opposition to serve one-year terms in office.  The results of this election were as follows:

Name of Director

 For

Withheld

Steve T. Laflin

155,991,630

646,495

Christopher Grosso

156,590,405

47,720

Ralph M. Richart

156,571,815

66,310

2) Ratification of Independent Auditors

The appointment of Hansen, Barnett & Maxwell as the independent auditors for fiscal year ending December 31, 2006 was ratified.  The results of the shareholder vote were as follows:

 For

 Against

Abstain

Appointment of Hansen, Barnett
& Maxwell as independent auditor

156,538,168

90,077

6,030

3)  Adoption of the 2006 Equity Incentive Plan

The Company's 2006 Equity Incentive Plan was approved.  The results of the shareholder vote were as follows:

For

Against

Abstain

Not Voted

Approval of the 2006 Equity

Incentive Plan

109,616,460

707,832

56,245

46,257,588

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

Date:  November 14, 2006