Form 10KSB
period 2006-12-31
INTERNATIONAL ISOTOPES INC
filed 2007-03-26
CIK 1038277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The Issuer’s revenue for the fiscal year ended December 31, 2006 was $4,469,538.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to be the average bid and asked price of such common equity at February 9, 2007 was $12,512,626.

As of March 22, 2007 the number of shares outstanding of common stock, $.01 par value was 239,212,163 shares.

Documents Incorporated by Reference

Certain information called for in Parts II and III of this Annual Report on Form 10-KSB is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

INTERNATIONAL ISOTOPES INC.

FORM 10-KSB

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: the sufficiency of our available cash and revenues from operations to meet our operating needs; our ability to generate revenue; improvements in our gross profit; the implementation of our 2007 goals and objectives; the improvement in our financial performance due to a stabilization of our operating expenses; anticipated growth in our business segments; the effect of any business segment on our total revenues; the effect of our new FEP production capabilities on our business and the growth of the Fluorine products market; the effect of our ability to use our patents; our future research focus; the improvement of our competitive position based on low production costs; and the outcome of litigation pending against us are forward-looking are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Factors Affecting Future Results.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. The company does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that the company files from time to time with the Securities and Exchange Commission.

Item 1.  BUSINESS

General Business and Products Description

International Isotopes Inc., was formed as a Texas corporation in 1995.  Its wholly owned subsidiaries, are International Isotopes Idaho Inc.; International Isotopes Fluorine Products Inc.; and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  Our headquarters and all operations are located in Idaho Falls, Idaho.  Our business consists of six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and  Transportation Services.

Nuclear Medicine

This segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy.  These items include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.  We manufacture these products through an exclusive manufacturing agreement with RadQual LLC.   RadQual has, in turn, numerous distributors for direct sales of the products.  There are over 5,000 nuclear medicine centers around the country that require these types of products on a regular repeat basis.  We have been manufacturing these products since 2001, and have continued to grow this business at an annual rate of between 10% and 15% per year.  The nuclear pharmacy business has been growing, and is anticipated to continue to grow, at an annual rate of about 5%.

Cobalt Products

This segment includes the production of high and medium specific activity bulk cobalt, recycling of expended cobalt sources, and fabrication of a wide array of cobalt teletherapy and experimental irradiator source capsules.  Because of the lengthy production cycle required for bulk cobalt, and because those sales occur in large batches, we typically see large variations in revenues for this segment in financial period comparisons.  However, the year-over-year demand for bulk cobalt, and our ability to supply it, remains steady.

New products added to this area include cobalt source recycling and sealed source fabrication.  Increasing sales and additional contract opportunities were encountered with these products in 2006 and additional opportunities are expected in the future.

Radiochemical Products

This segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements.  Our sales in this segment consist of Cobalt-60 (Co-60), Cobalt-57 (Co-57), Cesium-137 (Cs-137), Iodine-131 (I-131), Sodium-22 (Na-22), and Barium-133 (Ba-133) isotopes.  Radiopharmaceuticals produced with Iodine-131 are used in the treatment and diagnosis of various diseases of the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism and are also used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.   Other isotopes are used in a host of research and industrial applications  although in smaller quantities.

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

The FEP plant was completed in the fourth quarter of 2005 and the first successful trial operation of the plant was conducted in January 2006.  During the remainder of 2006, we invested significant resources in completing additional design and resolving technical issues that would interfere with full commercial scale production of high purity germanium tetrafluoride from the plant.  As of December 31, 2006 nearly all of these upgrades and technical issues have been resolved and we expect to begin commercial production and obtain contracts for this product in the third quarter of 2007.  We have indications that the market size and growth outlook for high purity fluorine products should provide us with an opportunity to grow our revenue in the coming years.  In addition to FEP production we were successful in obtaining our first Small Business Innovative Research (SBIR) grant for phase I investigational development of germanium tetrafluoride as a fluorinating agent for the production of hydro fluorocarbons.  The Phase I investigational studies will be completed by mid 2007 and if successful we will be making application for full phase II funding to commercialize this technology in 2008.

Radiological Services

This segment includes a wide variety of miscellaneous services, the largest of which is processing gemstones that have undergone irradiation for color enhancement.  One customer accounts for most of our sales in this segment.  We have an exclusive contract with this customer for gemstone processing.  Other services in this segment consist of radiological engineering consultant services, research and development activities, and Type A package certification testing.  In 2006, this segment also included operations associated with the support of the orphan source recovery project for the Department of Energy.

Transportation Services

This segment was established in 2006 under the subsidiary name of International Isotopes Transportation Services (IITS).  IITS was established to provide for transportation of the Company products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  A major factor in the Company’s’ determination of the need to establish this subsidiary and business segment was based upon many new requirements involving security and tracking of shipments of cobalt.  IITS provides the Company with considerable savings for the transportation of our own products and has introduced a new revenue stream for transportation of products for other companies.

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

Cobalt Products

We sell high activity bulk cobalt to a customer that uses it to fabricate sealed sources for the Elekta Gamma knife unit.  The gamma knife is a device used for the precise radiation treatment of certain tumors and vascular deformities of the brain.  There are over 80 treatment centers around the U.S that are using the gamma knife and through 2006 it is estimated that approximately 100,000 patients have been successfully treated with this device.  We also accept old gamma knife sources for recycling when they have decayed past their useful activity.  This recycled cobalt, combined with cobalt we produce in a reactor, is incorporated into new sealed sources for teletherapy, experimental irradiators.  There are no other producers of cobalt in the U.S.; however, there are at least three significant producers in other parts of the world.  There is only one other  company in the U.S. currently licensed to handle the form and quantity of cobalt we are authorized to handle and one other company in the U.S. capable of handling large quantities of sealed cobalt material and competing directly with us for some sealed sources and recycling services in this segment.

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

Fluorine Products

We are developing our fluorine products for several reasons including:  (i) we intend to take advantage of increased market demand for certain high purity fluorine compounds in the microelectronics industry ; (ii)we believe the FEP process could provide a unique opportunity to produce derivative commercial products; and (iii) the FEP process should be compatible with various governments’ efforts to convert depleted uranium forms and to produce oxide for other purposes.  We established manufacturing capacity for germanium tetrafluoride in the fourth quarter of 2005, and worked to resolve final technical issues and complete systems necessary to support full commercial production during 2006.  We now anticipate the start of regular commercial production during the third quarter of 2007.  Several of these fluorine compounds are already being produced by other companies using other processes.  Since the anticipated cost of the FEP process is low, we anticipate that we will have a price advantage with our fluorine products.  However, this price advantage may initially be our only competitive advantage in this market.

In addition to FEP production we were successful in obtaining our first Small Business Innovative Research (SBIR) grant from the National Science Foundation for phase I investigational development of germanium tetrafluoride as a fluorinating agent for the production of hydro fluorocarbons.  The Phase I investigational studies will be completed by mid 2007 and, if successful, we will be making an application for phase II funding in mid 2007 (in the amount of $750,000) to develop the commercial potential of this technology.  Phase II funding award determination should be made by the end of 2007.

Radiological Services

Most of our radiological services are performed in support of gemstone processing to enhance color.  Color-enhanced gemstones are used in commercial jewelry.  The color enhancement process is a highly competitive industry and there are several alternatives to irradiation treatment.  There are also other reactors located outside the U.S. that offer irradiation service.  In 2006, this segment also included operations associated with the support of the orphan source recovery project for the Department of Energy.

Transportation Services

IITS was a new subsidiary for our company in 2006. IITS was formed in order to transport our own products and to provide “for hire” services.  IITS specializes in the transportation of hazardous, radioactive, materials and especially large quantity cobalt shipments which have gained a significant amount of new regulation intended to address enhanced security for the transportation of those materials.  IITS has specially trained drivers and equipped vehicles intended to meet all the new standards for transportation large cobalt shipments.  Therefore, IITS is capable of providing unique transportation services that perhaps only one or two other commercial carriers in the U.S. can also provide.  Revenues from “for hire” services are expected to increase in the coming year as greater awareness is made of IITS capabilities to other commercial businesses.  IITS will also support the planned growth of our cobalt product segment sales.

Government Regulation

We have obtained two materials licenses from the Nuclear Regulatory Commission (NRC) that permit use and possession of by-product material.  The first materials license covers calibration and reference standard manufacturing and distribution, radioisotope processing and distribution, large scale cobalt processing and recycle operations, radioactive gemstone processing, environmental sample analysis, and various research and development activities.  The second materials license specifically covers FEP production and our subsidiary, International Isotopes Fluorine Products Inc..  The existing license and permits are adequate to allow all of our current business operations.  At this time, there are no additional permits or approvals required for the planned scope of our operations in 2007.

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

Other Regulations

We are registered as a medical device manufacturer through the Food and Drug Administration (FDA) for several of our nuclear medicine reference and calibration standards.  We are registered with the U.S. Department of Transportation for the shipment of radioactive materials.  In the first quarter of 2006, we obtained an NRC license for the import and export of radioactive materials.  Because of increasing security controls and regulations, it is likely that we may encounter additional regulations effecting transportation, storage, sale, and import/export of radioactive materials.  Registration of any of our radiochemicals into a Drug Master File (DMF) could subject us to the additional regulations of the FDA.

Employees

As of December 31, 2006 we had 25 employees, all of whom are full-time.

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

 Distribution Methods for Products

We use common commercial carriers and our own IITS subsidiary for delivery of the company’s products.  For smaller quantities of material, and overnight and next day delivery, we utilize other commercial carriers.  For our products that involve large quantities of radioactive material, most commonly cobalt-60, that invoke certain special transportation requirements, we use our new IITS transportation subsidiary.  The creation of IITS subsidiary has produced additional revenue in ”for-Hire” operations and saved expense by transporting our own products more cost effectively than other commercial carriers.

Dependence on Customers

Sales to three major customers accounted for 81% of our sales during 2006.  This is a significant reduction in dependence compared to 2005 in which 83% of sales were based upon sales to two  major customers.

Patents, Trademarks, Licenses, Royalty Agreements, etc

During the years ended December 31, 2005 and 2004, we obtained certain patents and patents pending related to a Fluorine Extraction Process and a container to transport radioactive materials.

Research and Development

We  had research and development expenses totaling $58,360 in 2006 and  $77,162 in 2005.  These expenses were associated with initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and various markers.  Beginning in 2006, R&D in this area was conducted as a radiological engineering service and generated some limited revenues.

Item  2.    PROPERTIES

We lease two properties.   The following paragraphs provide a brief summary of these properties.

4137 Commerce Circle – The facility located on this property houses our main corporate headquarters and all of our manufacturing operations except our FEP operations.  We hold this property pursuant to a lease that extends through April 2011.  The facility was new when leased in March 2001 and remains in excellent condition.  Our lease includes unlimited automatic five year extensions of the lease at our sole discretion.  Lease payments are adjusted annually based upon the Consumer Price Index.  We also have a purchase option and a right of first refusal on this property that allows us to purchase this property at any time for a stated amount.

3159 Commerce Way  - The facility located on this property houses our FEP production operations.  The facility was first leased in February 2004 and is in excellent overall condition.  We hold this property pursuant to a lease that extends through January  2009.  The facility is in excellent condition.  Our lease includes unlimited automatic five year extensions of the lease at our sole discretion.  Lease payments are adjusted annually based upon changes in the CPI.  We also have a purchase option and a right of first refusal on this property that allows us to purchase this property at any time for a stated amount.

Item 3.   LEGAL PROCEEDINGS

During April 2005, the Company was named as a defendant in a lawsuit filed in the District Court of Texas for Denton County, by a former employee.  The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination,.  The plaintiff seeks damages of approximately $57,500, plus attorneys' fees and court costs.  This suit is set for trial beginning April 17, 2007.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is reported on the Over the Counter Bulletin Board (OTCBB) under the trading symbol “INIS.”  High asked prices and low bid prices reported by the OTCBB during the periods indicated are shown below:

Fiscal Year	Quarter	High Asked	Low Bid
2006	1st	$0..21	$0.09
2006	2nd	$0.15	$0.08
2006	3rd	$0.14	$0.08
2006	4th	$0.15	$0.10

2005	1st	$0.12	$0.02
2005	2nd	$0.12	$0.07
2005	3rd	$0.08	$0.05
2005	4th	$0.09	$0.07

On February 16, 2007, there were 358 holders of record of our common stock.  We have never paid any cash dividends on our common stock.  In the future, and based upon our profit performance, our Board of Directors will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business.  It is unlikely that we will pay any dividends to shareholders for the foreseeable future.

Additional information called for by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed within 120 days after December 31, 2006.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of the company's operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

Overview

International Isotopes Inc. manufactures a full range of nuclear medicine calibration and reference standards, manufactures high purity fluoride gases and a wide range of  products such as teletherapy sources, high purity fluoride gasses, cobalt sources, and provides a wide selection of radioisotopes and radiochemicals for medical devices, calibration, clinical research, life sciences, and industrial applications.  We also provide a host of analytical, measurement, recycling, and processing services on a contract basis to clients.   The first successful operation of the Fluorine production plant was completed in January 2006.  For the remainder of the year we completed  numerous test runs, installed remaining plant operations equipment, and resolved technical system issues to allow full scale commercial production.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Total revenues in 2006 were $4,469,538 compared to $2,985,434 in 2005, which represents an increase of $1,484,104 or 50%.  Revenues generated by our largest segment, Nuclear Medicine, increased by $142,833 or 9% to $1,684,727 in 2006 from $1,541,894 in 2005 while revenues generated by the Radiochemical Segment increased $136,152 or 19% to $844,014 in 2006 from $707,862 in 2005. The Radiological Services segment increased $231,925 or 57% to $641,411 in 2006 compared to $409,486 in 2005.  The Cobalt Products segment increased $865,832 or 265% to $1,192,024 in 2006 from $326,192 in 2005.

Cost of Revenues and Gross Profit

Cost of revenue for 2006, was $2,462,715 compared to $1,601,361 in 2005, an increase of $861,354 or 54%.  Gross profit for 2006, was $2,006,823 or 45% as compared to $1,384,073 or 46% in 2005.

Operating Costs and Expenses

Total operating costs and expenses for 2006, were $2,871,295 as compared to $2,201,933 in 2005, an increase of   $669,362 or 30%.  The increase was equally attributable to three contributing factors namely, FEP production supplies and equipment depreciation; wages attributable to the cost of stock options; and costs associated with our new transportation subsidiary (IITS).  We anticipate no further significant increases in these operational expenses during 2007 and should, in fact, begin to see a portion of these operational expenses shift into cost of goods sold for fluorine products manufactured and sold by the subsidiary.

Other Income (expense)

Other (expense) in 2006 was ($172,840) compared to other expense of ($165,093) in 2005. The difference of $7,747 was principally attributable to an increase in interest expense in 2006.

Net Loss

The Net Loss was $1,037,312 in 2006 compared to a loss of $982,953 in 2005.  The $54,359 increase in net loss was equally attributable to three contributing factors namely, FEP production supplies and equipment depreciation; wages attributable to the cost of stock options; and costs associated with our new transportation subsidiary (IITS).

Liquidity and Capital Resources

On December 31, 2006, we had cash and cash equivalents of  $169,702 compared to $184,631 at December 31, 2005.  For the year ended December 31, 2006, our cash flows included net cash used in operating activities of $259,941, net cash provided by financing activities of $490,430 and cash used in investing activities of $245,418.

We incurred a loss of $1,037,312 for the year ended December 31, 2006, and have an accumulated deficit of $90,833,651 since inception.  Prior to 2006, our operations and plant and equipment expenditures were funded principally from proceeds from public and private sales of equity as well as through asset sales.

As of December 31, 2006, we had net term borrowings of $648,075 with Texas State Bank.  The current maturity date of this loan is March 2007, however, it is expected that the note will be renewed and the maturity date extended into 2009 with comparable terms.  We also have a $250,000 revolving line of credit with Texas State Bank that has a maturity date of August 2007.  As of December 31, 2006, we had drawn $250,000 against this line of credit.

We completed an unsecured note purchase agreement on January 21, 2004, with certain of our principal investors and Directors totaling $650,000.  Pursuant to the terms of the note purchase agreement, we issued unsecured notes, accruing interest at 6% per year.  In December 2005, the holders of these notes agreed to modify the terms of the Note Purchase Agreement and the Notes by extending the maturity date of the notes from December 31, 2005 to January 2, 2007, and by reducing the original conversion price from $0.18 to $0.08 per share.  In March 2007, the Note holders converted  this debt, and accrued interest, into 8,420,172 shares of the Company ‘s common stock.

Series B Warrant exercises in  2006 generated $500,724 for the Company.  As of January 30, 2007 there are 9,454,871 Series B warrants outstanding, which, if exercised would generate an additional $473,742.

In 2006, we continued to build our various business segments, make investments into facilities and infrastructure, launch new products, and improve production costs.  The following is a list of some of the more significant accomplishments in 2006.

•

We have made significant increases in sales in all business segments and an approximate overall 50% increase in revenue for the company compared to 2005.

•

Our customer base has increased.   New products and services, such as our Transportation Services, were added in 2006 and have diversified the Radiological Services segment by contributing more than 30% of the revenue to that segment.

•

Cobalt source capsule fabrication demand has grown and several different types of capsules and several new customers have been added in 2006.

•

We were awarded several contracts by the Department of Energy to assist with efforts related to the Orphan Source Recovery Project.

•

We received a grant from the National Science Foundation of phase I research into use of germanium tetrafluoride as a fluorinating agent for production of hydro fluorocarbon.  Successful completion of phase I could lead to full scale commercial development of this promising technology under a phase II program in 2008.

Based upon the investments we have made in our facilities and products developed in 2006 we have the following goals and objectives for 2007:

•

To begin commercial production and sale of germanium tetrafluoride using the FEP gas production plant and begin certain research activities intended to develop germanium tetrafluoride as a fluorinating agent for production of hydrofluorcarbon.

•

To pursue additional opportunities for various source recovery and recycle programs expected to be funded through the federal government and to which we are uniquely suited to provide services.

•

Continue to advertise and promote the use of International Isotopes Transportation Services (IITS) revenues for the Company’s products and other commercial customers.

•

To continue to expand our customer base, increase revenues in every business segment, continue to reduce production and operating costs, and achieve profitability.

In March 2007, the Company’s Board of Directors approved, by unanimous consent, the completion of a Securities Purchase Agreement (SPA) with certain non-affiliates to obtain funding for working capital and general corporate purposes.  The SPA authorized the sale of  (i) 13,333,331 shares of the Company's common stock at $0.09 per share (par value $0.01 per share), (ii) Class C Warrants exercisable for 13,333,331 shares of the Company's common stock at an exercise price of $0.10, and (iii) Class D Warrants exercisable for 13,333,331 shares of the Company's common stock at an exercise price of $0.11, all for an aggregate sale price of approximately $1,200,000 and pursuant to the terms and conditions set forth in the Securities Purchase Agreement.

We believe that revenues generated from these business activities will have a positive effect upon our business in 2007 and should produce sufficient cash to meet our operational needs.

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

We have incurred and may continue to incur losses.  With the exception of 2002, we have incurred net losses for most fiscal periods since our inception.   From inception through December 31, 2006, we have generated $29,620,633 in revenues and accumulated deficit (including preferred stock dividends and returns) in the amount of $90,833,651.

We may need additional financing to continue operations.   As of December 31, 2006, we have a loan from Texas State Bank in the amount of $648,075 which matures in March 2007 and is secured by our accounts receivable and fixed assets.  We also have a line of credit with Texas State Bank in the amount of $250,000, all of which was drawn at December 31, 2006.  The line matures in August 2007.   We also owe $840,753 to our former Chairman of the Board pursuant to a note that matures in April 2012.  Principal and interest payments on this note are paid annually based upon net profits (annual principal payment to equal 30% of net pre-tax profits).

Remaining obligations on the Texas State Bank loan for the Waxahachie property could revert to us, increasing our debt obligations.  In 2002, Texas State Bank agreed to the assumption of our loan by an individual upon our sale of the Waxahachie property.  As of January 30, 2007, the remaining outstanding balance on this loan was $279,244.  Should this individual default on the assumed loan, the liability for the loan will revert to the Company, increasing our debt.

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
We face an inherent business risk of exposure to product liability claims in the event that products supplied by us to the medical industry fail to perform as expected or such failure results, or is alleged to result, in bodily injury. A successful product liability claim against us in excess of our available insurance coverage or established reserves may have a material adverse effect on our business.

Government regulation could adversely affect our business.  Operations within our Idaho facility are subject to U.S. Nuclear Regulatory Commission and Food and Drug Administration regulations.  To the extent these regulations are or become burdensome, our business development could be adversely affected.

We are dependent upon key personnel.  Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer.  The loss of Mr. Laflin could have a material adverse effect on our business.  We have a $2 million dollar key man life insurance policy on Mr. Laflin and an employment agreement that extends through February 2010.  There is no assurance that we will be able to retain Mr. Laflin or our existing personnel or attract additional qualified employees.   The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

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

Item 7.    FINANCIAL STATEMENTS

The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company conducted an evaluation of disclosure controls and procedures, under the supervision and with the participation of its principal executive officer and principal financial officer.  Based on this evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2006.

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

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, the close of our fiscal year.

Item 10.    EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, the close of our fiscal year.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, the close of our fiscal year.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, the close of our fiscal year.

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

10.1

* 2002 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10KSB for the year ended December 31, 2002).

10.2

Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.3

Series A and B Warrant Agreement and Form of Series A and B Warrant (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on June 18,2003 (Registration No. 333-106215).

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

10.10

Promissory Note with Texas State Bank for $250,000 Line of Credit.

10.11

Promissory Note with Texas State Bank for Commercial Loan.

10.12

Unsecured Note to former Chairman of the Board, Dated April 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.13

Form of Note Purchase Agreement and Form of Unsecured Convertible Promissory Notes (incorporated by reference to the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004).

10.14

2006 Equity Incentive Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on May 1, 2006.

21.

Subsidiaries (incorporated by reference to the Company’s Annual Report on From 10 KSB for the year ended December 31, 2005).

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2007.

International Isotopes Inc.

By:  /s/ Steve T. Laflin

Steve T. Laflin

President, Chief Executive Officer, and Chief Financial Officer

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March  26, 2007

/s/ Dr. Ralph Richart

Dr. Ralph Richart

Chairman of the Board of Directors

March 26, 2007

/s/s Steve T. Laflin

Steve T. Laflin

President, Chief Executive Officer (Principal Executive Officer),

Chief Financial Officer (Principal Accounting Officer) and Director

March 26, 2007

/s/ Christopher Grosso

Christopher Grosso

Director, Audit Committee Chairman

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

International Isotopes Inc

We have audited the accompanying consolidated balance sheets of International Isotopes Inc and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes Inc and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, effective January 1, 2006.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 19, 2007

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$169,702	$184,631
Accounts receivable	353,379	386,862
Inventories (Note 3)	2,537,627	2,668,911
Prepaids and other current assets	115,589	132,562
Total current assets	3,176,297	3,372,966

Long-term assets
Restricted certificate of deposit	176,966	178,684
Property, plant and equipment, net (Note 4)	2,077,844	1,876,464
Capitalized lease disposal costs, net (Note 11)	98,103	112,935
Patents, net (Note 5)	73,500	84,000
Total long-term assets	2,426,413	2,252,083
Total assets	$5,602,710	$5,625,049

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$208,993	$238,393
Accrued liabilities	436,099	261,709
Current installments of capital leases (Note 7)	26,518	-
Current installments of notes payable (Note 6)	1,738,828	1,057,069
Total current liabilities	2,410,438	1,557,171

Long-term liabilities
Obligation for lease disposal costs (Note 11)	206,451	191,160
Notes payable, excluding current installments (Note 6)	650,000	1,327,421
Capital leases, excluding current installments (Note 7)	112,111	-
Mandatorily redeemable convertible preferred stock (Note 8)	850,000	850,000
Total long-term liabilities	1,818,562	2,368,581
Total liabilities	4,229,000	3,925,752

Stockholders' equity (Note 8)
Common stock, $0.01 par value; 500,000,000 shares authorized;
216,721,144 and 206,582,688 shares issued and outstanding respectively	2,167,211	2,065,826
Additional paid-in capital	90,040,150	89,429,810
Accumulated deficit	(90,833,651)	(89,796,339)
Total stockholders' equity	1,373,710	1,699,297
Total liabilities and stockholders' equity	$5,602,710	$5,625,049

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Sales of product	$4,469,538	$2,985,434
Cost of products	2,462,715	1,601,361
Gross profit	2,006,823	1,384,073

Operating costs and expenses:
Salaries and contract labor	1,328,111	916,081
General, administrative and consulting	1,484,824	1,208,690
Research and development	58,360	77,162
Total operating expenses	2,871,295	2,201,933

Operating loss	(864,472)	(817,860)

Other income (expense):
Other income	14,228	635
Interest income	5,734	4,231
Interest expense	(192,802)	(169,959)
Total other (expense)	(172,840)	(165,093)

Net loss	$(1,037,312)	$(982,953)

Net loss per common share – basic and diluted:	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	211,984,394	186,630,510

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2005 and 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2004	159,077,940	$1,590,779	$87,773,992	$(88,813,386)	$551,385

Exercise of Series A and B warrants	47,424,474	474,245	1,652,362	-	2,126,607

Redemption of warrants	-	-	(1,192)	-	(1,192)

Shares issued under employee stock purchase plan	80,274	802	4,648	-	5,450

Net loss	-	-	-	(982,953)	(982,953)
Balance December 31, 2005	206,582,688	2,065,826	89,429,810	(89,796,339)	1,699,297

Exercise of Series B warrants	10,014,490	100,145	400,579	-	500,724

Shares issued under employee stock purchase plan	123,966	1,240	8,432	-	9,672

Compensation expense related to issuance of options	-	-	201,329	-	201,329

Net loss	-	-	-	(1,037,312)	(1,037,312)
Balance December 31, 2006	216,721,144	$2,167,211	$90,040,150	$(90,833,651)	$1,373,710

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Years ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,037,312)	$(982,953)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	206,758	213,386
Loss on abandonment of patent	-	13,097
Loss on disposal of property, plant and equipment	27,263	-
Accretion of obligation for lease disposal costs	15,291	16,415
Compensation expense related to issuance of options	201,329	-
Changes in operating assets and liabilities:
Accounts receivable	33,483	45,888
Prepaids and other current assets	16,973	(36,942)
Inventories	131,284	(431,490)
Accounts payable and accrued liabilities	144,990	(54,825)
Net cash used in operating activities	(259,941)	(1,217,424)

Cash flows from investing activities:
Restricted certificate of deposit	1,718	(25,956)
Purchase of patents	-	(10,287)
Purchase of property, plant and equipment	(247,136)	(944,763)
Net cash used in investing activites	(245,418)	(981,006)

Cash flows from financing activities:
Proceeds from exercise of warrants	500,724	2,126,607
Redemption of warrants	-	(1,192)
Proceeds from sale of stock under employee stock purchase plan	9,672	5,450
Proceeds from issuance of debt	100,000	150,000
Principal payments on notes payable	(119,966)	(47,855)
Net cash provided by financing activities	490,430	2,233,010

Net change in cash and cash equivalents	(14,929)	34,580
Cash and cash equivalents at beginning of year	184,631	150,051
Cash and cash equivalents at end of year	$169,702	$184,631

Supplemental disclosure of cash flow activities:
Cash paid for interest	$149,733	$209,666

Supplemental disclosure of noncash financing and investing transactions:

Assets acquired through capital lease	$202,910	$-

Capitalization of lease disposal costs	-	25,413

See accompanying notes to consolidated financial statements

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

Nature of Operations –The Company’s business consists of six major business segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation Services.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of December 31, 2006, the Company had 26 full time employees.

 Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc.; International Isotopes Fluorine Products, Inc; and International Isotopes Transportation Services Inc.  All significant - accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

(a)

Financial Instruments and Cash Equivalents

The carrying value of notes payable approximates fair value because they bear interest at rates which approximate market rates.

Cash and cash equivalents, totaling $169,702 and $184,631 at December 31, 2006 and 2005, respectively, consist of operating accounts, and money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2006 and 2005, the Company has pledged a certificate of deposit valued at $176,966 and $178,684, respectively as security on a letter of credit.  The letter of credit is required as part of the licensing agreement with the Nuclear Regulatory Commission (“NRC”).  Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC.  Accordingly, withdrawal of the certificate is restricted over the remaining life of the license.

At December 31, 2006, the Company had  cash deposits in excess of federally insured limits.

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

Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements.  Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Gains or losses on dispositions of property and equipment are included in the results of operations.

(e)

Patents are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment.

(f)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment yearly.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2006 or 2005.

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

 (i)

Revenue Recognition

Revenue is recognized when products are shipped.  No warranty coverage or right of return provisions are provided to customers.

Sales to three major customers accounted for 81% of sales during 2006 and sales to two major customers accounted for 83% during 2005.  At December 31, 2006 and 2005 those same three customers accounted for 78% and 96% of total recievables, respectively.

(j)

Research and Development Costs

The Company had research and development expenses totaling $58,360 in 2006 and $77,162 in 2005. These expenses were associated with initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and various markers.

(k)

Shipping and Handling Costs

The Company expenses all shipping and handling costs incurred.  For the years ended December 31, 2006 and 2005, the Company expensed $3,348 and $5,123, respectively of shipping and handling costs.  These costs are included in general, administrative and consulting costs in the statements of operations.

(l)

Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), share based payments using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of  SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  The Company adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

For the twelve months ended December 31, 2006, the Company recognized compensation expense of $201,329 related to stock options. As of December 31, 2006, there was approximately $205,809 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.6 years.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under provisions of APB Opinion No. 25 and  accounted for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No compensation cost was recognized for stock options in the accompanying consolidated financial statements for the year ending December 31, 2005.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the year ended December 31, 2005:

2005
Net loss, as reported	$(982,953)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(149,370)
Pro forma net loss	$(1,132,323)

Loss per share, basic and diluted:
As reported	$(0.01)
Pro forma	$(0.01)

(m)

Net Loss Per Common Share-Basic and Diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

At December 31, 2006, and 2005, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	December 31,
	2006	2005
Options/warrants	32,104,871	38,118,481
850 shares of Series B redeemable Convertible preferred stock	425,000	425,000
$650,000 of convertible notes payable	8,125,000	8,125,000
	40,654,871	46,668,481

(n)

Business Segments and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in six business segments (see Note 12).

(o)

Reclassifications

Certain 2005, amounts have been reclassified to conform to the 2006, presentation.  These reclassifications had no effect on the previously reported net loss.

(p)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company will be required to adopt this Interpretation as of January 1, 2007. The Company is still evaluating the impact of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

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

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

Business Condition –The Company has a history of recurring losses with an accumulated deficit of $90,833,651 at December 31, 2006, and a net loss of $1,037,312 for the year then ended.  The Company’s working capital has decreased by $1,049,936 from the prior year, working capital includes inventory which will not be sold for up to three years, and the Company has used cash flows from operations of $259,941.  During 2006, the Company sought to improve future cash flows from operating activities through significant investments into facilities and infrastructure, launching new products and implementing and improving operating cost control measures.  The Company has been able to grow the Nuclear Medicine Reference and Calibration Standards segment at an annual rate of approximately 12% per year and anticipates similar growth trends over the coming year.  During 2006 all of the Company’s remaining business segments grew between 9% and 56%.

During 2004, the Company acquired seven patents for the Fluorine Extraction Process (FEP) and began construction of a plant to use this technology to produce several high purity fluorine products, such as germanium tetrafluoride. During January 2006, the Company successfully tested the fluorine extraction process and expects to begin full commercial production in 2007.  In addition, the company was successful in obtaining a phase I SBIR grant form the National Science Foundation for development of alternative methods of hydrofluoricarbon production.  Based on the market size and growth outlook for high purity fluorine products, management believes this plan and its operations should increase future revenues.

In March 2007, the Company converted $650,000 in principal and $23,614 in accrued interest into 8,420,172 shares of common stock.  As further discussed in note 13, the Board approved securities purchase agreement on March 21 2007, which issues common stock and warrants for proceeds of $1,200,000.

Management believes these changes to operations, the reduction of debt obligations, equity funding, and the additional capital received from the exercise of warrants subsequent to year end will be sufficient to enable the Company to continue its operations as a going concern; however, management’s plans may not be fulfilled and profitable operations may not be obtained.

NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials	$263,791	$264,137
Work in progress	2,273,836	2,404,774
	$2,537,627	$2,668,911

Included in inventory are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, completed flood sources and irradiated cobalt.

Work in progress includes cobalt-60 isotopes that are located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside Idaho Falls, Idaho.  These isotopes are at various stages of irradiation.  Some isotopes are near completion and others may require up to three years to complete.  At December 31, 2006 and 2005, these isotopes had a carrying value of $1,939,702 and $1,948,055, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2006 and 2005:

	2006	2005	Estimated Useful Lives
Furniture and fixtures	$83,637	$82,205	3 – 5 years
Transportation equipment	23,016	6,290	5 – 10 years
Plant and improvements	149,608	149,608	5 years
Production equipment	2,587,850	2,247,418	5 – 10 years
	2,844,111	2,485,521
Less accumulated depreciation	(766,267)	(609,057)
Property, plant & equipment, net	$2,077,844	$1,876,464

Depreciation  was $181,426 and $187,425 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 - PATENTS

During the years ended December 31, 2006 and 2005, the Company obtained certain patents and patents pending related to a Fluorine Extraction Process and a container to transport radioactive materials.  Patents, as of December 31, 2006 and 2005 are as follows:

	2006	2005
Beginning Patents	$105,000	$109,000
Additions	-	10,287
Abandonments	-	(14,287)
Ending patents	105,000	105,000
Accumulated amortization	(31,500)	(21,000)
Patents - net	73,500	84,000

During the year ended December 31, 2006 and 2005, the Company recognized $10,500 of amortization expense, respectively.  Estimated amortization expense of patents  is as follows:

Years ending December 31:
2007	$10,500
2008	10,500
2009	10,500
2010	10,500
2011	10,500
Thereafter	21,000
$73,500

NOTE 6 - NOTES PAYABLE

During 2006, the Company renegotiated its line of credit with a bank.  The maximum amount available to borrow is $250,000.  The line accrues interest at the bank prime rate plus 1.5% (9.7% at December 31, 2006).   The line comes due in August 2007, and is secured by equipment, accounts receivable and inventory.  As of December 31, 2006, the Company had drawn $250,000 against this line of credit.

During November 2005, the Company renegotiated the $650,000 convertible notes payable to certain directors and shareholders and extended the due date to January 2, 2007.  As consideration for this, the conversion price was reduced to $0.08 per share, which was the market value of the common stock on the date of the amendment.  In March 2007, the Company converted $650,000 in principal and $23,614 in accrued interest at $0.08 per share, resulting in 8,420,172 shares of common stock issued.  As a result, the $650,000 is classified as a long-term liability in the accompanying financial statements.

Notes payable as of December 31, 2006 and 2005, consist of the following:

	2006	2005
Unsecured note payable to certain directors and shareholders, accrues interest at 6%, convertible to common stock at the option of the creditor, converted to 8,125,000 shares of common stock in February 2007.	$650,000	$650,000

Note payable to a finance company accruing interest at 8.7%; settled in March 2006.	-	44,680

Bank line of credit, renegotiated in 2006, maximum available to borrow is $250,000, accrues interest at bank prime plus 1.5% (9.7% at December 31, 2006); secured by equipment and accounts receivable, due August 2007.	250,000	150,000

Promissory note to a bank, bearing interest at 8.25%; monthly installments of $8,961, secured by equipment, accounts receivable and inventory; due March 2007.	648,075	699,057

Note payable to the former chairman of the board, interest accrues at 7%; payable annually on April 1; principal payments are due annually on April 1 consisting of 30% of prior year net income, with remaining balance due April 2012; unsecured.	840,753	840,753

Total notes payable	2,388,828	2,384,490
Less: current maturities	(1,738,828)	(1,057,069)
Notes payable, excluding current installments	$650,000	$1,327,421

NOTE 7 – LEASE OBLIGATIONS

Capital leases

In March 2006, the Company entered into a capital lease obligation for production equipment.  The agreements call for monthly payments of $3,341 through February 2011.

The following table summarizes equipment and the related depreciation held under capital leases at December 31, 2006:

Production equipment	$202,910
Less: accumulated depreciation	(10,146)
Net equipment under capital lease	$192,764

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

Years ending December 31
2007	$43,433
2008	40,092
2009	40,092
2010	40,092
2011	10,023
Total minimum lease payments	173,732
Less amount representing interest	(35,103)
Present value of net minimum lease payments	138,629
Less current portion	(26,518)
Capital lease obligation – long term	$112,111

Operating leases

The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2011. Rental expense under such leases for the years ended December 31, 2006 and 2005 was $155,857 and $144,225 respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are:

Operating
Years ending December 31	Leases
2007	$173,597
2008	173,597
2009	119,940
2010	114,380
2011	38,127
Total minimum lease payments	$619,641

NOTE 8 - SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Stock Rights Offering

On August 12, 2003, the Company completed a rights offering to its common shareholders. Each right issued was exercisable at $0.03 in exchange for the issuance of one common share, a Series A warrant to purchase one common share at $0.04 and a Series B warrant to purchase one common share at $0.05. Common shareholders exercised 43,790,153 rights.  The remaining warrants are exercisable through July 2007.

During 2004, there were 18,356,024 Series A warrants, and 1,358,870 Series B warrants, issued from the 2003 rights offering that were exercised by shareholders for common stock generating $802,184 and resulted in the Company issuing an additional 19,714,894 shares of common stock.  The Series A warrant agreement contained a provision allowing the Company to redeem the Series A warrants at any time, provided the average closing price of the Company’s common stock equaled, or exceeded, $0.12 for 30 consecutive trading days.  The Company stock met this requirement and in January 2005, the Company announced that the Series A warrants would be redeemed on February 25, 2005 at a redemption price of $0.001 per warrant.  Prior to the redemption date of February 25, 2005, 24,461,672 of Series A warrants were exercised for cash proceeds of $978,467.  On February 25, 2005, the Company redeemed the remaining  972,457 Series A warrants for $1,192.  During 2005, 22,962,802 Series B warrants were exercised for cash proceeds of $1,148,140. During 2006, 10,014,490 Series B warrants were exercised for cash proceeds of $500,724.  At December 31, 2006, there were no outstanding Series A warrants and 9,454,871 Series B warrants outstanding.

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

At December 31, 2006, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share.  The shares are also convertible into common stock at a conversion price of $2.00 per share.  These preferred shares carry no dividend preferences.

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

During 2006, the Company issued 123,966 shares of common stock to employees for proceeds of $9,672 in accordance with the employee stock purchase plan.

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

The Company made stock option grants totaling 4,000,000 shares during 2006, in accordance with the Company’s 2006 Equity Incentive Plan.  Of those options granted 1,000,000 shares were vested at the date of grant.  The Company has made no other stock option grants during the year ended December 31, 2006. Unless earlier terminated the 2006 Plan will terminate on July 12, 2016.

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

For options granted subsequent to January 1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  During 2005, the Company granted 150,000 options to purchase common stock at an exercise price of $0.07 and 500,000 options to purchase common stock at an exercise price of $0.08 which was equal to the closing market price of the common stock on the grant dates.  These offerings vest quarterly through January 2008, and July 2008, respectively.

A summary of the stock options issued under the Company’s Plan is as follows:

Fixed Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	18,000,000	$0.03
Granted	650,000	$0.08
Outstanding at December 31, 2005	18,650,000	$0.04
Granted	4,000,000	$0.08
Outstanding at December 31, 2006	22,650,000	$0.05	6.3	1,505,000

Exercisable at December 31, 2005	16,662,500	$0.03

Exercisable at December 31, 2006	18,825,000	$0.04	5.7	1,404,500

The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price
0.02-0.03	15,000,000	5.33	$0.02	15,000,000	$0.02
0.07-0.08	5,650,000	8.55	$0.08	2,325,000	$0.08
0.12	500,000	7.85	$0.12	375,000	$0.12
0.17	1,500,000	7.59	$0.17	1,125,000	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Expected dividend yield	-	-
Risk-free interest rate	4.9%	4.2%
Expected volatility	137%	143%
Expected life	10 years	10 years
Weighted average fair value per share	$0.08	$0.08

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

Warrants

The following summarizes warrant activity for the years ended December 31, 2006 and 2005:

Fixed Warrants	Outstanding Shares	Weighted- Average Exercise Price	Exercisable Shares	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2004	67,866,292	$0.05
Exercised	(47,424,474)	$0.04
Redemptions	(972,457)	0.04
Outstanding at December 31, 2005	19,469,361	$0.05
Exercised	(10,014,490)	$0.05
Outstanding at December 31, 2006	9,454,871	$0.05	9,454,871	0.58

NOTE 9 - INCOME TAXES

The Company paid no federal or state income taxes during 2006 or 2005.  Income tax expense on loss differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2006	2005
Income tax benefit	$(352,686)	$(344,204)
Nondeductible expenses	2,805	397
State taxes net of federal benefit	(47,716)	(41,308)
Change in valuation allowance	397,597	385,115
Total income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred income tax asset
Net operating loss carryforward	$2,267,371	$1,859,037
Valuation allowance	(2,144,963)	(1,747,366)
Total deferred income tax asset	122,408	111,671
Deferred income tax liability - depreciation	(122,408)	(111,671)
Deferred tax asset (liability)	$-	$-

At December 31, 2006, the Company had net operating losses of $5,784,109 that will begin to expire in 2023.  The valuation allowances for 2006 and 2005 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss carry forwards in the event of a more than 50% change in ownership.  If such an ownership change occurs with the Company, the use of these net operating losses could be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been named as a defendant in a lawsuit filed by a former employee. The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  The plaintiff seeks damages of approximately $57,500, plus attorneys' fees and court costs.  The suit is still in discovery stage and the Company intends to vigorously defend against this law suit.  The Company determined the likelihood of an unfavorable outcome to be remote and accordingly has not recorded an accrued expense.

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

Contingencies

Because all  of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within the facility.   Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but this license does not currently restrict the volume of business operation performed or projected to be performed in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

Sale of Waxahachie Real Estate

In January 2003, the Company entered into an agreement to sell real estate in Waxahachie ,Texas for the assumption of $345,295 of debt associated with the property.  The Company remains contingently liable to Texas State Bank for the debt on the real estate for the remainder of the term of the debt and could become directly liable should the purchaser default on the note.

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

NOTE 11 – ASSET RETIREMENT OBLIGATION

In accordance with the provisions of SFAS No. 143, the Company has capitalized lease disposal costs of $174,745, and accumulated amortization of $76,642 and $61,810, at December 31, 2006 and 2005.

The following summarizes the asset retirement obligation activity for the years ended December 31, 2006 and 2005:

Balance January 1, 2005	$149,332
Accretion expense	16,415
Additional asset retirement obligation	25,413
Balance December 31, 2005	191,160
Accretion expense	15,291
Balance December 31, 2006	$206,451

NOTE 12 – SEGMENTS INFORMATION

Information related to the Company’s reportable operating business segments is shown below.  The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company has identified the following business segments:

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

•

Transportation segment includes transportation services the Company engages in for the commercial transfer of nuclear products for which it is licensed to move.

The following presents certain segment information as of and for the years ended December 31, 2006 and 2005:

Sale of Product	2006	2005
Radiochemical Products	$844,014	$707,862
Cobalt Products	1,192,024	326,192
Nuclear Medicine Standards	1,684,727	1,541,894
Radiological Services	641,411	409,486
Flourine Products	-	-
Transportation	107,362	-
Total Segments	4,469,538	2,985,434
Corporate revenue	-	-
Total Consolidated	$4,469,538	$2,985,434

Depreciation and Amortization	2006	2005
Radiochemical Products	$47,983	$52,300
Cobalt Products	48,359	43,606
Nuclear Medicine Standards	10,122	33,050
Radiological Services	1,600	24,184
Flourine Products	57,837	19,469
Transportation	4,508	-
Total Segments	170,409	172,610
Corporate depreciation and amortization	36,349	40,777
Total Consolidated	$206,758	$213,387

Segment Income (Loss)	2006	2005
Radiochemical Products	$50,408	$(33,015)
Cobalt Products	476,145	182,902
Nuclear Medicine Standards	683,840	686,784
Radiological Services	410,604	161,966
Flourine Products	(727,461)	(533,634)
Transportation	(122,365)	-
Total Segments	771,171	465,003
Corporate loss	(1,808,483)	(1,447,956)
Net Loss	$(1,037,312)	$(982,953)

Expenditures for Segment Assets	2006	2005
Radiochemical Products	$-	$1,800
Cobalt Products	59,454	118,856
Nuclear Medicine Standards	-	-
Radiological Services	-	-
Flourine Products	368,021	805,634
Transportation	19,369	-
Total Segments	446,844	926,290
Corporate purchases	3,202	28,760
Total Consolidated	$450,046	$955,050

Segment Assets	2006	2005
Radiochemical Products	$348,769	$557,608
Cobalt Products	2,772,027	2,633,211
Nuclear Medicine Standards	438,522	582,341
Radiological Services	58,999	217,949
Flourine Products	1,343,799	1,161,687
Transportation	38,255	-
Total Segments	5,000,371	5,152,796
Corporate assets	$602,339	$472,253
Total Consolidated	5,602,710	5,625,049

NOTE 13 - SUBSEQUENT EVENTS

As discussed in Note 6, the Company converted $650,000 of notes payable and $23,614 of accrued interest into 8,420,172 shares of common stock.

During January and February 2007, an additional 712,906 shares of common stock were issued as holders of Series B Warrants exercised their warrants for $35,645.

In January 2007, the Company issued 24,609 shares of Company stock to employees as part of the employee stock purchase program.

In March 2007, the Company’s Board of Directors approved, by unanimous consent, the completion of a Securities Purchase Agreement (SPA) with certain non-affiliates to obtain funding for working capital and general corporate purposes.  The SPA authorized the sale of  (i) 13,333,331 shares of the Company's common stock at $0.09 per share (par value $0.01 per share), (ii) Class C Warrants exercisable for 13,333,331 shares of the Company's common stock at an exercise price of $0.10, and (iii) Class D Warrants exercisable for 13,333,331 shares of the Company's common stock at an exercise price of $0.11, all for an aggregate sale price of approximately $1,200,000 and pursuant to the terms and conditions set forth in the Securities Purchase Agreement.