Form 10KSB/A
period 2006-12-31
INTERNATIONAL ISOTOPES INC
filed 2007-05-01
CIK 1038277

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The Issuer’s revenue for the fiscal year ended December 31, 2006 was $4,469,538.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to be the average bid and asked price of such common equity at April 27, 2007 was 14,198,046.

As of March 22, 2007 the number of shares outstanding of common stock, $.01 par value was 239,212,163 shares.

FORM 10-KSB/A

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on March 26, 2007 ("Original Filing"). This Form 10-KSB/A amends and restates Part III, Items 9, 10, 11, 12, 13 and 14, in their entirety, in order to provide required disclosure within 120 days following the end of our fiscal year, because we have not yet filed a definitive proxy statement with the Securities and Exchange Commission.  The remainder of the Original Filing is unchanged and is not reproduced in this Form 10-KSB/A. Except as otherwise indicated, this Form 10-KSB/A speaks as of the date of the Original Filing and reflects only the changes discussed above. No other information in the Original Filing, including our financial statements and the notes to the financial statements, has been modified or updated in any way.

PART III

Item 9—Directors, Executive Officers; Compliance With Section 16(a) of the Exchange Act;  Corporate Governance

Our bylaws require that we have no fewer than one director, and provide that the Board fixes the number of directors from time to time.  As of April 30, 2007, our Board of Directors consists of three directors.  Each current director was elected at the 2006 annual meeting of shareholders to serve until the next annual meeting and until his successor is elected and qualified.  Information regarding our directors and executive officer is provided below.  There are no family relationships among our executive officer and directors.

Directors and Executive Officers

Names	Age	Principal Occupation	Positions with the Company
Ralph M. Richart	73	Professor Emeritus, Columbia University	Chairman of the Board
Steve T. Laflin	50	President and Chief Executive Officer, International Isotopes, Inc.	Director, President, Chief Executive Officer and Chief Financial Officer
Christopher Grosso	39	Principal, Kershner Grosso, Inc.	Director

Ralph M. Richart, M.D. was first elected to the Board of Directors in January 2002, and was elected by the Board to serve as Chairman in April 2002.  Dr. Richart is professor emeritus in the Department of Pathology at Columbia University College of Physicians and Surgeons, where he was employed from 1963 to 2006 as Vice Chairman.   Dr. Richart has previously served on the Board of Directors of several publicly held companies and corporate medical advisory Boards.  From 1972 to 2006, he served as Chief Executive Officer of several privately held companies in the fields of medicine and electronics.  He has also lead clinical trials that resulted in FDA product approval, and he has served as an advisor to medical device and pharmaceutical companies as well as the Food and Drug Administration.

Steve T. Laflin was first elected to the Board of Directors in June 2001.  Since August 2001, Mr. Laflin has served as President and Chief Executive Officer of the Company.  From 1996 to 2001, he served as President and General Manager of International Isotopes Idaho Inc., a subsidiary of the Company.  Mr. Laflin received a B.S. degree in Physics from Idaho State University and has been employed in various senior engineering and management positions in the nuclear industry since 1992.

Christopher Grosso was first elected to the Board of Directors in April 2002.  He has been a principal of Kershner Grosso, Inc., a New York based money management and investment banking firm, since 1998.  From 1989 to 1998, Mr. Grosso was a Senior Research Analyst and Portfolio Manager with Kershner Grosso.  He currently led the firm’s investment banking and venture capital activities.  Prior to joining Kershner Grosso, Mr. Grosso was with Howe and Rusling Investment Management and Chase Manhattan Bank.  Mr. Grosso received a B.S. in business administration from Skidmore College.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities and Exchange Act of 1934, as amended, all such Forms were filed on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer or controller.  At the present time, Mr. Liflin serves as both Chief Executive Officer and Chief Financial Officer.  The Code of Ethics is available under the “Investor Center” tab of our Web site at www.intisoid.com.  If we waive, or implicitly waive, any material provision of the Code of Ethics, or substantively amend the Code of Ethics, we will disclose that fact on our website.

Audit Committee

The Audit Committee of the Board of Directors assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence and the performance of the Company’s internal audit function and independent registered public accounting firm.  The Audit Committee consists of our two non-employee directors, Dr. Richart and Mr. Grosso.  The Board of Directors has determined that both Dr. Richart and Mr. Grosso are "audit committee financial experts."  Mr. Grosso meets the independence requirements for audit committee members set forth in NASD Rule 4350(d), but Dr. Richart does not because he is deemed to be an “affiliated person” under Exchange Act Rule 10A-3(b)(1)(ii)(B) by virtue of his beneficial ownership of more than 20% of the outstanding Common Stock.

Item 10—Executive Compensation

Executive Compensation

The following table sets forth information regarding compensation for our President and Chief Executive Officer for 2006.  The Company has no other executive officers.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)

Steve T. Laflin	$145,080	$15,000	$4,557	$164,637
President and CEO

(1) This amount includes premiums paid by the Company towards Mr. Laflin's health and life insurance.

Employment Agreement.  In February 2001, the Company entered into an Employment Agreement with Mr. Laflin to serve as President and Chief Executive Officer at an original base salary of $120,000.  The salary has been adjusted annually by the Board of Directors under the terms of that agreement.  The agreement terminated on February 28, 2007 and the Company and Mr. Laflin expect to enter into a new agreement, on substantially the same terms and conditions, to be effective March 1, 2007.  Under the new agreement, Mr. Laflin's’ annual base salary is expected to be set at $160,000 and he will be entitled to an annual bonus at the end of each year, in the discretion of the Board.  The new agreement is to terminate on February 28, 2010, unless terminated earlier on standard terms and conditions.  Under the agreement, if the Company were dissolved or sold, or were to become a private company whose shares are no longer traded on a public exchange, the Board would have the power to terminate Mr. Laflin’s employment and Mr. Laflin would be entitled to receive salary and benefits under the agreement through the date of termination and for an additional 12 months thereafter.  Mr. Laflin will be subject to a noncompetition and nonsolicitation provision.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR END

The following table provides information regarding the number and estimated value of outstanding stock options and unvested stock awards held by the Company's Named Executive Officer at 2006 fiscal year-end.

		Option Awards
		Number of Securities Underlying Unexercised Options (#)
Name	Grant Year	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date

Steve T. Laflin	2001	1,000,000	0	$.076	4/23/11
Stock Options	2002	10,000,000	0	$0.02	2/27/12

Director Compensation

We do not pay our non-employee directors retainer fees or other fees for service related to the Board or its committees.  We reimburse our non-employee directors for their costs associated with attending Board and committee meetings.  In 2006, those reimbursements ranged from $1,000 to $2,000.  In addition, on August 15, 2006, the Company granted each non-employee director options to purchase shares of the Common Stock under its stockholder-approved 2006 Equity Incentive Plan.  The following table provides information on the compensation paid to non-employee directors during fiscal 2006.   The Company does not pay Mr. Laflin any compensation in addition to his employee compensation for his Board activities.

Name	Option Awards ($)(1)	Total ($)

Ralph M. Richart	$156,221(2)	$156,221
Christopher Grosso	$156,221(2)	$156,221

(1)

Amounts shown are dollar amounts recognized for financial statement reporting purposes with respect to fiscal 2006, in accordance with FAS 123R.  The exercise price per share of the option awards shown was $ 0.08 per share, the fair market value on the date of grant.

(2)

At December 31, 2006, Dr. Richart held options to purchase 3,000,000 shares of Common Stock and Mr. Grosso held options to purchase 3,000,000 shares.

Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of April 10, 2007 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.  Except as otherwise indicated, each person named in the tables below has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by such person.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Marie C. Keane and James J. Keane(2) (6) 17th Battery Place, 11th Floor New York, NY 10004	17,688,335	7.4%

John M. McCormack(3) (6) 1303 Campbell Road Houston, TX 77055	57,744,180	24.1%

William Nicholson(4) (6) 121 Post Oak Lane, #2105 Houston, TX 77055	23,070,414	9.6%

Walter O'Hearn(5) (6) Fifty Broadway New York, NY 10004	16,405,535	6.9%

______________________

(1)   Unless otherwise indicated in these footnotes, to the knowledge of the Company, all shares are owned directly.

(2)   Includes (i) 206,500 shares owned by Keane Securities Co. Inc. of which Mr. Keane is a major shareholder and (ii) 510,446 shares subject to warrants.

(3)  Includes (i) an aggregate of 24,121,689 shares beneficially owned by Mr. McCormack's children's trusts and (ii) 3,453,449 shares subject to warrants.

(4)  Includes 1,056,324 shares subject to warrants.

(5)   Includes (i) 206,500 shares owned by Keane Securities Co. Inc. of which Mr. O'Hearn is a major shareholder.

(6)  According to a Schedule 13D filed on January 14, 2002, Mr. and Mrs. Keane, Mr. McCormack, Mr. Nicholson, Mr. O’Hearn, Mr. Christopher Grosso, Dr. Ralph M. Richart, Dr. Thomas R. Kershner, John William McCormack, Daniel Patrick McCormack and Meagan Anne McCormack are members of a group that, as reported, collectively owned 11,531,180 shares of the Company’s common stock pursuant to Rule 13d-5 of the Securities Exchange Act of 1934, as amended.  The beneficial ownership numbers and percentages set forth in the table above for each individual exclude shares owned by other members of the group and each individual disclaims beneficial ownership of shares owned by other members of the group.

Security Ownership of Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of April 10, 2007 by each of the Company’s directors, executive officer and named executive officer and by the Company’s directors and executive officer as a group.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)

Christopher Grosso(2) (5) (6) 480 Broadway, Suite 310 Saratoga Springs, NY 12866	13,335,764	5.6%

Steve T. Laflin(3)	11,000,125	4.6%

Dr. Ralph M. Richart(4) (5) (6) 350 Shore Drive Oakdale, NY 11769	69,717,602	29.1%

Executive Officer and Directors as a Group (3 persons) (6)	94,053,491	39.3%

______________________

(1)   Unless otherwise indicated in these footnotes, to the knowledge of the Company, all shares are owned directly.

(2)  Includes (i) 555,554 shares subject to warrants; (ii) 3,000,000 shares subject to stock options; (iii) 4,064,873 shares and warrants held by Mr. Grosso's family members; and (iv) 65,591,778 shares and warrants held by Mr. Richart and his family trusts over which Mr. Grosso has investment power.

(3)  Mr. Laflin's address is that of the Company.  Includes 11,000,000 shares subject to stock options.

(4)  Includes (i) 10,555,554 subject to warrants (ii) 3,000,000 shares subject to stock options and (iii) 1,374,866 shares held in Richart family trust of which Dr. Richart is a co-trustee.

(5)  Mr. Grosso and Dr. Richart are members of a group pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, because Mr. Grosso has investment power of the shares owned by Dr. Richart.  The beneficial ownership number and percentage set forth in the table above for Mr. Grosso excludes 65,591,778 shares owned by Dr. Richart, his children or other family trusts.  Mr. Grosso disclaims beneficial ownership of shares owned by Dr. Richart, his children or other family trusts.

(6)  According to a Schedule 13D filed on January 14, 2002, Mr. and Mrs. Keane, Mr. McCormack, Mr. Nicholson, Mr. O’Hearn, Mr. Grosso, Dr. Richart, Dr. Thomas R. Kershner, John William McCormack, Daniel Patrick McCormack and Meagan Anne McCormack are members of a group that, as reported, collectively owned 11,531,180 shares of the Company’s common stock pursuant to Rule 13d-5 of the Securities Exchange Act of 1934, as amended.  The beneficial ownership numbers and percentages set forth in the table above for each individual exclude shares owned by other members of the group and each individual disclaims beneficial ownership of shares owned by other members of the group.

Item 12—Certain Relationships and Related Transactions, and Director Independence

Transaction with Related Persons

On April 2, 2007, holders of $650,000 of our 6% unsecured notes converted the principal and accrued interest of $23,614 into 8,420,172 shares of Common Stock.  Mr. Grosso converted $26,945 in principal and interest under such notes, and was issued 336,807 shares of Common Stock, and Dr. Richart converted $161,667 in principal and interest, for 2,020,841 shares of Common Stock.

On March 21, 2007, the Company completed a sale of securities in a private offering consisting of  (i) 13,333,331 shares of Common Stock at $0.09 per share, (ii) Class C Warrants exercisable for 13,333,331 shares of Common Stock at an exercise price of $0.10 and (iii) Class D Warrants exercisable for 13,333,331 shares of Common Stock at an exercise price of $0.11, all for an aggregate sale price of approximately $1,200,000.  Dr. Richart purchased 5,277,777 shares of Common Stock and an equal number of each of the Class C and Class D warrants for a total purchase price of $475,000.  Mr. Grosso purchased 277,777 shares of Common Stock and an equal number of each of the Class C and Class D warrants for a total purchase price of $25,000.

Director Independence

The Board has determined that each of the current directors, other than Mr. Laflin, President and Chief Executive Officer, is independent under rules of the Securities and Exchange Commission and NASDAQ listing standards.  Mr. Grosso is an “independent director” for Audit Committee service purposes under NASD Rule 4350(d), as may be modified from time to time.  Dr. Richart is not an independent director for Audit Committee service purposes under this rule because he is an “affiliated person” under Exchange Act Rule 10A-3(b)(1) by virtue of his beneficial ownership of over 20% of the outstanding Common Stock.

Item 13—Exhibits

See Index of Exhibits

Item 14—Principal Accountant Fees and Services

The Audit Committee appointed Hansen Barnett & Maxwell as our principal accountant to audit our consolidated financial statements for fiscal 2006.  Aggregate fees billed by Hansen, Barnett & Maxwell for each of  fiscal 2006 and 2005 for professional services are as follows:

	FEES
Services Rendered	FY2006	FY2005
Audit Fees (1)	$58,128	$50,267
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$58,128	$50,267

(1) For professional services for auditing our annual financial statements and reviewing the financial statements included in our Quarterly Reports on Form 10-Q.

The Audit Committee is directly responsible for the appointment, compensation and oversight of the Company’s independent auditors.  The independent auditing firm reports directly to the Audit Committee.  The responsibility of the Audit Committee includes resolving disagreements between Company management and the auditor related to financial reporting.  The Audit Committee is responsible for establishing procedures for receipt of complaints relating to accounting, internal control and auditing, and for receiving confidential, anonymous information submitted by employees relating to questionable accounting or auditing matters.  The Audit Committee has the authority to employ independent counsel and other advisors in connection with its duties.

The Audit Committee reviewed and approved the engagement of the independent auditors for all audit services prior to the engagement, and approved all of the independent auditor fees for 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ISOTOPES, INC.

By:	/s/ Steve T. Laflin
Steve T. Laflin, President and Chief Executive Officer

Date: April 30, 2007

In accordance with the Exchange Act, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Ralph M. Richart Dr. Ralph Richart, Chairman of the Board of Directors	April 30, 2007

/s/ Steve T. Laflin	April 30, 2007
Steve T. Laflin, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Director

/s/ Christopher Grosso Christopher Grosso, Director	April 30, 2007

INDEX OF EXHIBITS

31.1

Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32.1

Certification under section 906 of the Sarbanes-Oxley Act of 2002.