Form 10QSB
period 2007-03-31
INTERNATIONAL ISOTOPES INC
filed 2007-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007 the number of shares of Common Stock, $.01 par value, outstanding was 239,619,693.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis or Plan of Operation	11

Item 3 – Disclosure, Controls and Procedures	13

PART II – OTHER INFORMATION

Item 6 - Exhibits	14

Signatures	14

Part I.  Financial Statements

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$690,582	$169,702
Accounts receivable	486,809	353,379
Inventories	2,659,219	2,537,627
Prepaids and other current assets	81,668	115,589
Total current assets	3,918,278	3,176,297

Long-term assets
Restricted certificate of deposit	178,942	176,966
Property, plant and equipment, net	2,158,477	2,077,844
Capitalized lease disposal costs, net	94,395	98,103
Patents, net	70,875	73,500
Total long-term assets	2,502,689	2,426,413
Total assets	$6,420,967	$5,602,710

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$238,750	$208,993
Accrued liabilities	449,262	436,099
Current installments of capital leases	27,523	26,518
Current installments of notes payable	1,150,126	1,738,828
Total current liabilites	1,865,661	2,410,438

Long-term liabilities
Obligation for lease disposal costs	210,274	206,451
Capital leases, excluding current installments	100,269	112,111
Notes payable, excluding current installments	1,257,599	650,000
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	2,418,142	1,818,562
Total liabilities	4,283,803	4,229,000

Stockholders’ equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 230,791,991 and 216,721,144 shares issued and outstanding respectively	2,307,919	2,167,211
Additional paid-in capital	91,181,444	90,040,150
Accumulated deficit	(91,352,199)	(90,833,651)
Total stockholders’ equity	2,137,164	1,373,710
Total liabilities and stockholders’ equity	$6,420,967	$5,602,710

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2007	2006
Sale of product	$902,632	$1,196,943
Cost of product	529,019	625,608
Gross profit	373,613	571,335

Operating costs and expenses:
Salaries and contract labor	336,262	290,617
General, administrative and consulting	575,705	368,057
Research and development	8,858	14,791
Total operating expenses	920,825	673,465

Operating loss	(547,212)	(102,130)

Other income (expense)
Other income	68,870	1,621
Interest income	1,936	1,157
Interest expense	(42,140)	(42,641)
Total other income (expense)	28,666	(39,863)
Net loss	$(518,546)	$(141,993)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	219,552,696	209,112,994

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(518,546)	$(141,993)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	81,158	44,024
Acretion of obligation for lease disposal costs	3,823	3,823
Compensation expense related to issuance of options	44,052	22,456
Changes in operating assets and liabilities:
Accounts receivable	(133,430)	(15,590)
Prepaids and other current assets	33,921	(18,004)
Inventories	(121,592)	42,900
Accounts payable and accrued liabilities	42,918	60,761
Net cash used in operating activities	(567,696)	(1,623)

Cash flows from investing activities:
Restricted certificate of deposit	(1,976)	(1,117)
Purchase of property, plant and equipment	(112,959)	(147,312)
Net cash used in investing activites	(114,935)	(148,429)

Cash flows from financing activities:
Proceeds from exercise of warrants	35,645	222,974
Proceeds from sale of stock	1,202,305	1,757
Proceeds from issuance of debt	-	-
Principal payments on notes payable	(34,439)	(20,140)
Net cash provided by financing activities	1,203,511	204,591

Net change in cash and cash equivalents	520,880	54,539
Cash and cash equivalents at beginning of period	169,702	184,631
Cash and cash equivalents at end of period	$690,582	$239,170

Supplemental disclosure of cash flow activities:
Cash paid for interest	$23,828	$44,107

Non-cash investing and financing activities:
Issuance of note payable for property and equipment	$42,499	$-

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

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of March 31, 2007, the Company had 26 full time employees.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans -  For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $44,052 and $22,456 related to stock options, respectively.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the period ended March 31, 2007, the Company had a loss of $518,546 and operations used cash of $567,696.  During the same period in 2006, the Company had a loss of $141,993 and operations used cash of $1,623. The Company believes that continued growth in our major business segments, and the start of the fluorine product sales will lead to increased revenue and improved cash flow for the Company.  Based upon these improvements to business conditions management expects to generate sufficient cash flows to meet operational needs during 2007; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At March 31, 2007, and 2006, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	March 31,
	2007	2006
Stock options	22,650,000	18,650,000
Series B warrants	8,741,965	15,009,903
Class C warrants	13,333,331	-
Class D warrants	13,333,331	-
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
$650,000 of convertible notes payable	8,125,000	8,125,000
	66,608,627	42,209,903

(4)

Inventories

Inventories consist of the following at March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Raw materials	$263,337	$263,791
Work in progress	2,395,882	2,273,836
	$2,659,219	$2,537,627

(5)

Stockholders’ Equity and Warrants

Private Placement

On March 21, 2007, the Company completed a private placement offering of 13,333,331 Units priced at $0.09 per Unit for proceeds of $1,200,000.  Each Unit consisted of one share of common stock, one Class C warrant to purchase a share of common stock at $0.10 per share and one Class D warrant to purchase a share of common stock at $0.11.  The warrants expire in March 2011.  The proceeds were allocated to the warrants based upon their fair value of $2,460,000, and resulted in $751,783 being allocated to the warrants and $448,217 allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.43%, expected dividend yield of 0%, expected volatility of 133.76% and an expected life of 4 years.

The common shares and the shares underlying the warrants have registration rights, and the Company is required to file a registration statement including said shares with the Securities and Exchange Commission.  The registration statement was filed on May 7, 2007.

Warrants

During the three months ended March 31, 2007, 712,906 Series B warrants were exercised for cash proceeds of $35,645.  At March 31, 2007, the Company had 8,741,965 Series B warrants outstanding.

During the three months ended March 31, 2007, in conjunction with a Private Placement Offering, the Company issued 13,333,331 Class C warrants and 13,333,331 Class D warrants.

Employee Stock Purchase Plan

During the three months ended March 31, 2007, the Company issued 24,610 shares of common stock to employees for proceeds of $2,305 in accordance with the employee stock purchase plan.  Subsequent to March 31, 2007, the Company issued an additional 14,673 shares for proceeds of $1,497.

(6)

Notes Payable

During the three months ended March 31, 2007, the Company secured financing on equipment purchased for its transportation segment in the amount of $32,499. The note bears interest at 8.99%, requires monthly payments of $674, is due March 2012, and is secured by equipment.

During March 2007, the company re-negotiated the $648,075 note payable.  The new terms call for interest of 10.25% with 23 payments of $9,711 beginning April 30, 2007.  All unpaid principle and interest is due March 31, 2009.  As a result of the transaction, $580,491 is classified as a long-term liability in the accompanying financial statements.

In April 2007, the Company converted all of the $650,000 convertible notes payable and $23,614 of accrued interest at $0.08 per share into 8,420,172 shares of common stock.

(7)

Other Income

The Company was awarded a grant by the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000 to complete a Phase I investigation into the use of germanium tetrafluoride as a fluorinating agent for development of new and more efficient processes for production of hydrofluorocarbon (HFC) refrigerants.  Under this NSF program, the Company will conduct experiments intended to obtain evidence for germanium tetrafluoride fluorination by halogen exchange to determine whether production of HFC refrigerants is possible.  As of March 31, 2007, the Company had received approximately $66,000 from this grant.

(8)

Commitments and Contingencies

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

Litigation

The Company was named as a defendant in a lawsuit filed by a former employee. The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  In April 2007, the lawsuit was settled by the Company for a cash payment of $43,000, which has been accrued at March 31, 2007.

(9)

Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company has six reportable segments which include; Nuclear Medicine, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended March 31,
Sale of Product	2007	2006
Radiochemical Products	$225,914	$200,741
Cobalt Products	39,025	393,086
Nuclear Medicine Standards	463,868	449,510
Radiological Services	147,609	153,606
Flourine Products	-	-
Transportation	26,216	-
Total Segments	902,632	1,196,943
Corporate revenue	-	-
Total Consolidated	$902,632	$1,196,943

	Three Months ended March 31,
Depreciation and Amortization	2007	2006
Radiochemical Products	$11,395	$13,198
Cobalt Products	15,906	10,882
Nuclear Medicine Standards	1,758	3,261
Radiological Services	314	1,522
Flourine Products	39,531	2,701
Transportation	1,273	-
Total Segments	70,177	31,564
Corporate depreciation and amortization	10,981	12,460
Total Consolidated	$81,158	$44,024

	Three Months ended March 31,
Segment Income (Loss)	2007	2006
Radiochemical Products	$18,883	$1,055
Cobalt Products	7,087	158,807
Nuclear Medicine Standards	143,019	208,411
Radiological Services	75,800	70,943
Flourine Products	(268,777)	(155,530)
Transportation	(25,045)	-
Total Segments	(49,033)	283,686
Corporate loss	(469,513)	(425,679)
Net Loss	$(518,546)	$(141,993)

	Three Months ended March 31,
Expenditures for Segment Assets	2007	2006
Radiochemical Products	$-	$-
Cobalt Products	83,958	-
Nuclear Medicine Standards	-	-
Radiological Services	-	19,369
Flourine Products	27,812	126,913
Transportation	42,499	-
Total Segments	154,269	146,282
Corporate purchases	1,189	1,030
Total Consolidated	$155,458	$147,312

	Three Months ended March 31,
Segment Assets	2007	2006
Radiochemical Products	$353,258	$348,769
Cobalt Products	2,983,452	2,772,027
Nuclear Medicine Standards	551,474	438,522
Radiological Services	56,305	58,999
Flourine Products	1,329,455	1,343,799
Transportation	62,917	38,255
Total Segments	5,336,861	5,000,371
Corporate assets	$1,084,106	$602,339
Total Consolidated	6,420,967	5,602,710

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly  Report are forward looking.  In particular, statements regarding growth in our business segments; increased cash flow to meet operational needs;  improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; the outcome of pending litigation; and the consequences of the loss of any of our major customers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the securities and Exchange Commission on April xx, 2007.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2007 and 2006.

Revenues for the three-month period ended March 31, 2007 were $902,632 as compared to $1,196,943 for the same period in 2006, a decrease of $294,311 or approximately 25%.  Nearly all of the decrease in total revenues was attributable to the timing of cobalt sales in 2007 compared to 2006.   We typically only have one or two large sales of high activity cobalt product during the course of the calendar year and the timing of those sales has a significant impact upon quarterly revenue reports and period comparisons.  Excluding cobalt product sales, revenues for the three-month period ended March 31, 2006, were $803,857 as compared to $863,607 for the same period in 2007, which represents an increase of $59,750 or approximately 7%.  Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors.  Please refer to the tables below for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended March 31, 2006	Period ended March 31, 2007
Total Revenues	$1,196,943	$902,632
Cobalt Products Revenues	$393,086	$39,025
Total Revenues Excluding Cobalt Products Revenues	$803,857	$863,607

Gross profit for the three-month period ended March 31, 2007 was $373,613 (41% of revenue) compared to $571,335 (or 48% of revenue) for the same period in 2006.  Operating expenses increased to $920,825 for the three-month period ended March 31, 2007 compared to $673,465 for the same period of 2006, an increase of $247,360 or 37%.   The most significant factor in the increased operating expense was attributable to an increase in general and administrative (G&A) expense during the period.  G&A expenses totaled $575,705 for the three-month period ended March 31, 2007 as compared to $368,057 for the same period of 2006, an increase of $207,648 or 56%.  Most of this increase was attributable to added expense in the Fluorine Production segment.  These added expenses included equipment depreciation, phase I grant activities, operating supplies, utilities, health and safety items, and insurance.  With the exception of the expense related to the phase I grant activities, all of these costs are the result of the fluorine production facility changing status to an active operational production facility.   The Company also incurred $43,000 in expense related to the settlement of a lawsuit with a former employee. Operational expense, salaries and contract labor for the three-month period ended March 31, 2007 were $336,262 as compared to $290,617 for the same period of 2006, an increase of $45,645 or 16%.  The increase in operational expense and salaries was attributable to increased costs for the Fluorine Products and transportation subsidiaries.

Our loss for the three-month period ended March 31, 2007 was $518,546 compared to a loss of $141,993 for the same period in 2006.  This represents an increase in loss of $376,553 for the periods in comparison.  The major elements responsible for this increased loss were increased Operational and G&A expense associated with the Fluorine Production segment; stock option expense, which had not been included into financial statements in prior years; and the litigation settlement.  Also effecting loss was the decrease revenue for the period as a result of the timing of the cobalt sales.

Interest expense for the three-month period ended March 31, 2007 was $42,140 as compared to $42,641 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, we had cash and cash equivalents of $690,582 compared to $169,702 at December 31, 2006.  For the three months ended March 31, 2007, net cash used in operating activities was $567,696, investing activities used $114,935, and financing activities provided $1,203,511.  The increase in net cash was provided by the private placement investment agreement completed during the first quarter.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders.  We have an open line of credit for $250,000 with Texas State Bank that currently has been fully drawn down.  We have 8,741,965 Series B warrants still outstanding from the Company’s Rights Offering conducted in 2003.

On March 21, 2007, we completed a private placement offering of 13,333,331 Units priced at $0.09 per Unit for proceeds of $1,200,000.  Each Unit consisted of one share of common stock, one Class C warrant to purchase a share of common stock at $0.10 per share and one Class D warrant to purchase a share of common stock at $0.11 per share.  The proceeds were allocated to the warrants based upon their fair value of $2,460,000, and the balance of the proceeds was allocated to the shares of common stock. The common shares and the shares underlying the warrants have registration rights.  A statement was filed with the Securities and Exchange Commission on May 7, 2007.

In April 2007, we converted all of the $650,000 convertible notes payable and $23,614 of accrued interest at $0.08 per share into 8,420,172 shares of common stock.  As a result, the $650,000 is classified as a long-term liability in the accompanying financial statements. The Company had originally completed the Note purchase agreement with certain of our principal investors and Directors in January 2005.  The Notes were convertible into common stock at $.08

LITIGATION

The Company was named as a defendant in a lawsuit filed by a former employee. The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  In April 2007, the lawsuit was settled for a cash payment of $43,000, which has been recorded at March 31, 2007.

MATERIAL CHANGES

In January, 2007, we were awarded a grant by the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000 to complete a Phase I investigation into the use of germanium tetrafluoride as a fluorinating agent for development of new and more efficient processes for production of hydrofluorocarbon (HFC) refrigerants.  Under this NSF program, we will conduct experiments intended to obtain evidence for germanium tetrafluoride fluorination by halogen exchange to determine whether production of HFC refrigerants is possible.

We announced on April 12, 2007, that the Company had entered into an Option Purchase Agreement with one of the owners and founders of RadQual LLC.  Under the terms of this Agreement, we purchased shares representing about 6% of RadQual LLC and have an option to purchase additional units totaling just over 20% of RadQual.  RadQual L.L.C is a privately held company that markets a wide range of nuclear medicine reference and calibration standards under the trademark name of Benchmark™.  We have been the sole contract manufacturer of the Benchmark products since 2001.

ITEM 3. DISCLOSURE, CONTROLS, AND PROCEDURES

As of the end of the period covered by this  report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Date:  May 15, 2007