Form 10QSB
period 2007-06-30
INTERNATIONAL ISOTOPES INC
filed 2007-08-17
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007 the number of shares of Common Stock, $.01 par value, outstanding was 248,264,701.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Operations	12

Item 3 – Disclosure, Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6 – Exhibits	14

Signatures	15

Part I.  Financial Statements

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$124,179	$169,702
Accounts receivable	662,311	353,379
Inventories	2,699,521	2,537,627
Prepaids and other current assets	58,260	115,589
Total current assets	3,544,271	3,176,297

Long-term assets
Restricted certificate of deposit	180,918	176,966
Property, plant and equipment, net	2,195,776	2,077,844
Capitalized lease disposal costs, net	90,687	98,103
Investment	330,000	-
Patents, net	68,250	73,500
Total long-term assets	2,865,631	2,426,413
Total assets	$6,409,902	$5,602,710

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$411,952	$208,993
Accrued liabilities	374,649	436,099
Current installments of capital leases	25,820	26,518
Current installments of notes payable	1,051,062	1,738,828
Total current liabilites	1,863,483	2,410,438

Long-term liabilities
Obligation for lease disposal costs	214,096	206,451
Capital leases, excluding current installments	95,376	112,111
Notes payable, excluding current installments	592,811	650,000
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,752,283	1,818,562
Total liabilities	3,615,766	4,229,000

Stockholders’ equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 244,299,719 and 216,721,144 shares issued and outstanding respectively	2,442,997	2,167,211
Additional paid-in capital	92,054,784	90,040,150
Accumulated deficit	(91,703,645)	(90,833,651)
Total stockholders’ equity	2,794,136	1,373,710
Total liabilities and stockholders’ equity	$6,409,902	$5,602,710

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Sale of product	$1,203,305	$985,895	$2,105,937	$2,182,838
Cost of product	647,888	489,510	1,176,907	1,115,118
Gross profit	555,417	496,385	929,030	1,067,720

Operating costs and expenses:
Salaries and contract labor	358,560	288,624	694,822	579,241
General, administrative and consulting	496,491	405,939	1,072,196	773,996
Research and development	10,061	16,467	18,919	31,258
Total operating expenses	865,112	711,030	1,785,937	1,384,495

Operating loss	(309,695)	(214,645)	(856,907)	(316,775)

Other income (expense):
Other income	-	2,164	68,870	3,785
Interest income	2,082	1,066	4,018	2,223
Interest expense	(43,835)	(50,013)	(85,975)	(92,654)
Total other expense	(41,753)	(46,783)	(13,087)	(86,646)
Net loss	$(351,448)	$(261,428)	$(869,994)	$(403,421)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	238,935,747	211,080,365	229,244,222	210,025,332

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(869,994)	$(403,421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	165,767	85,197
Loss on disposal of property, plant and equipment	-	14,725
Accretion of obligation for lease disposal costs	7,645	7,645
Compensation expense related to issuance of options	88,467	44,528
Changes in operating assets and liabilities:
Accounts receivable	(308,932)	(128,402)
Prepaids and other assets	57,329	62,524
Inventories	(161,894)	3,135
Accounts payable and accrued liabilities	165,123	176,704
Net cash used in operating activities	(856,489)	(137,365)

Cash flows from investing activities:
Restricted certificate of deposit	(3,952)	(2,204)
Purchase of RadQual interest	(275,000)	-
Purchase of property, plant and equipment	(228,534)	(154,986)
Net cash used in investing activites	(507,486)	(157,190)

Cash flows from financing activities:
Proceeds from exercise of warrants	269,539	222,969
Proceeds from sale of stock	1,203,800	3,020
Proceeds from issuance of debt	-	100,000
Principal payments on notes payable and capital leases	(154,887)	(88,247)
Net cash provided by financing activities	1,318,452	237,742

Net decrease in cash and cash equivalents	(45,523)	(56,813)
Cash and cash equivalents at beginning of period	169,702	184,631
Cash and cash equivalents at end of period	$124,179	$127,818

Supplemental disclosure of cash flow activities:
Cash paid for interest	$115,758	$83,331

Supplemental disclosure of noncash transactions:
Conversion of note payable and accrued interest into common stock	$673,614	$-
Issuance of note payable for property and equipment	$42,499	$-
Issuance of 392,620 shares of common stock at $0.14 per share to acquire investment	$55,000	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the Company) was formed as a Texas corporation in 1995.  Its wholly owned subsidiaries are International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  The Company’s headquarters and all operations are located in Idaho Falls, Idaho.

Nature of Operations –The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation Services.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of June 30, 2007, the Company had 26 full time employees.

 Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans – Compensation expense charged against income for stock based awards during the three and six months ended June 30, 2007 was $44,415 and $88,467, respectively, as compared to $22,072 and $44,528 for the three and six months ended June 30, 2006, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the status of the stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2006	22,650,000	$0.05	6.3	$1,505,000
Outstanding at June 30, 2007	22,650,000	$0.05	5.8	$3,901,500
Exercisable at June 30, 2007	18,862,500	$0.04	5.2	$3,409,625

As of June 30, 2007, there was approximately $117,341 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.5 years.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the three and six-month periods ended June 30, 2007 the Company had a loss of $351,448 and $869,994 respectively compared to a loss of $261,428 and $403,421 during the same periods ended June 30, 2006.  During the six-month period ended June 30, 2007, the Company’s operations used cash of $856,489 in operating activities.  During the period ended June 30, 2006, the Company's operations used cash of $137,365.  The Company believes that continued growth in our major business segments, the start of the fluorine product sales, and proceeds raised through the sale of equity securities and conversion of warrants will lead to increased revenue and improved cash flow.  Based upon these improvements to business conditions, management expects to generate sufficient cash flows to meet operational needs during 2007; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At June 30, 2007, and 2006, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	June 30,
	2007	2006
Stock options	22,650,000	18,650,000
Warrants	30,727,720	15,009,903
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
$650,000 of convertible notes payable	--	8,125,000
	53,802,720	42,209,903

(4)

Inventories

Inventories consist of the following at June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
Raw materials	$263,337	$263,791
Work in progress	2,436,184	2,273,836
	$2,699,521	$2,537,627

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

The common shares and the shares underlying the warrants have registration rights, and the Company filed a registration statement covering the shares with the Securities and Exchange Commission which became effective on June 8, 2007.

Warrants

During the six months ended June 30, 2007, 5,392,933 Series B warrants were exercised for cash proceeds of $269,538.  At June 30, 2007, the Company had 4,061,058 Series B warrants outstanding.

On  March 21, 2007, in conjunction with a Private Placement Offering, the Company issued 13,333,331 Class C warrants and 13,333,331 Class D warrants.

Subsequent to June 30, 2007, 3,964,981 Series B Warrants were exercised for cash proceeds of $198,249.

Employee Stock Purchase Plan

During the six months ended June 30, 2007, the Company issued 39,282 shares of common stock to employees for proceeds of $3,802 in accordance with the employee stock purchase plan.

Subsequent to June 30, 2007, the Company issued 12,325 shares of common stock to employees for proceeds of $1,572.

(6)

Notes Payable

During March 2007, the Company secured financing on equipment purchased for its transportation segment in the amount of $32,499. The note bears interest at 8.99%, requires monthly payments of $674, is due March 2012, and is secured by equipment.

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

(7)

Acquisition of Interest in RadQual, LLC

During April 2007, the Company acquired an interest in RadQual, LLC. The Company acquired 5.5 units in RadQual, LLC, representing about 6% of the Company, for a total purchase price of $330,000. $275,000 was paid in cash and $55,000 was paid in the form of shares of common stock of the Company. A total of 392,857 shares were issued valued at $0.14 per share. The Company also has the option to purchase an additional 12.5 units in RadQual, LLC. that would  raise the total ownership to just over 20%.  The option is exercisable for $55,000 per unit if paid in cash or $60,000 per unit with $50,000 being paid in cash and $10,000 payable in the form of the Company’s common stock. This option expires December 31, 2008. This investment will be accounted for at cost.

(8)

Other Income

The Company was awarded a grant by the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000 to complete a Phase I investigation into the use of germanium tetrafluoride as a fluorinating agent for development of new and more efficient processes for production of hydrofluorocarbon (HFC) refrigerants.  Under this NSF program, the Company will conduct experiments intended to obtain evidence for germanium tetrafluoride fluorination by halogen exchange to determine whether production of HFC refrigerants is possible.  As of June 30, 2007, the Company had received approximately $66,000 from this grant.

(9)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor operations.   Nuclear Medicine Standard’s manufacturing is conducted under an exclusive contract with another of our customers, RadQual, LLC, who in turn has an agreement in place with a major distributor.  In April 2007, the Company acquired a 6 % interest in RadQual, LLC and has an option to acquire up to about 20%.of that company.   A change in the contractual relationship with the DOE for cobalt production or the loss of the RadQual customer, or their distributors, could adversely affect operating results by causing a delay in production or lead to a reduction in sales.

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

Litigation

The Company was named as a defendant in a lawsuit filed by a former employee. The plaintiff has alleged that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  In April 2007, the lawsuit was settled by the Company for a cash payment of $43,000.

(10)

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

The Company has six reportable segments which include; Nuclear Medicine, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended June 30,		Six Months ended June 30,
Sale of Product	2007	2006	2007	2006

Radiochemical Products	$284,092	$202,137	$510,006	$402,878
Cobalt Products	175,015	88,544	214,040	481,630
Nuclear Medicine Standards	455,910	490,196	919,778	939,706
Radiological Services	219,290	205,018	366,899	358,624
Fluorine Products	-	-	-	-
Transportation	68,998	-	95,214	-
Total Segments	1,203,305	985,895	2,105,937	2,182,838
Corporate revenue	-	-	-	-
Total Consolidated	$1,203,305	$985,895	$2,105,937	$2,182,838

	Three Months ended June 30,		Six Months ended June 30,
Depreciation and Amortization	2007	2006	2007	2006

Radiochemical Products	$11,326	$11,996	$22,721	$25,194
Cobalt Products	15,906	10,883	31,812	21,765
Nuclear Medicine Standards	1,147	2,308	2,905	5,569
Radiological Services	144	1,662	458	3,184
Fluorine Products	38,258	2,701	77,789	5,402
Transportation	4,574	-	5,847	-
Total Segments	71,355	29,550	141,532	61,114
Corporate depreciation and amortization	13,254	11,623	24,235	24,083
Total Consolidated	$84,609	$41,173	$165,767	$85,197

	Three Months ended June 30,		Six Months ended June 30,
Segment Income (Loss)	2007	2006	2007	2006

Radiochemical Products	$39,425	$13,291	$58,308	$14,346
Cobalt Products	23,324	32,254	30,411	191,061
Nuclear Medicine Standards	194,202	213,730	337,221	422,141
Radiological Services	140,721	86,267	216,521	157,210
Fluorine Products	(223,137)	(168,073)	(491,914)	(323,603)
Transportation	3,189	-	(21,856)	-
Total Segments	177,724	177,469	128,691	461,155
Corporate Loss	(529,172)	(438,897)	(998,685)	(864,576)
Net Loss	$(351,448)	$(261,428)	$(869,994)	$(403,421)

	Three Months ended June 30,		Six Months ended June 30,
Expenditures for Segment Assets	2007	2006	2007	2006

Radiochemical Products	$-	$-	$-	$-
Cobalt Products	83,958	-	83,958	-
Nuclear Medicine Standards	-	-	-	-
Radiological Services	-	-	-	19,369
Fluorine Products	101,099	210,584	128,911	337,497
Transportation	9,940	-	52,439	-
Total Segments	194,997	210,584	265,308	356,866
Corporate purchases	4,536	0	5,725	1,030
Total Consolidated	$199,533	$210,584	$271,033	$357,896

	June 30,	December 31,
Segment Assets	2007	2006

Radiochemical Products	$360,876	$348,769
Cobalt Products	3,405,189	2,772,027
Nuclear Medicine Standards	196,426	438,522
Radiological Services	256,998	58,999
Fluorine Products	1,301,438	1,343,799
Transportation	68,295	38,255
Total Segments	5,589,222	5,000,371
Corporate assets	820,680	602,339
Total Consolidated	$6,409,902	$5,602,710

(10)

Subsequent Events

A total of 3,964,981 Series B warrants were exercised for proceeds of $198,249.

Under the employee stock purchase plan, 12,325 shares of common stock were issued for proceeds of $1,572.

Subsequent to June 30, 2007, the Company issued 1,000,000 options to purchase commons stock at a price of $0.40 a share to an employee.  Of these options, 200,000 vested immediately.

Subsequent to June 30, 2007, an employee exercised options to purchase 1,500,000 shares of common stock and the company issued 1,414,285 shares of common stock under a cashless exercise.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking.  In particular, statements regarding growth in our business segments; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; the outcome of pending litigation; and the consequences of the loss of any of our major customers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the securities and Exchange Commission on March 26, 2007.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month and six-month periods ended June 30, 2007 and 2006.

Revenues for the three and six-month period ended June 30, 2007 were $1,203,305 and $2,105,937 as compared to $985,895 and $2,182,838 for the same periods in 2006, an increase of $217,410 and a decrease of $76,901 or approximately 22% and 3% respectively.  The 22% increase in revenue for the three month period was attributable to increased sales of cobalt products, radiological, and transportation services.  The 3% decline in revenue for the six-month period comparison was attributable to the timing of cobalt sales in 2007 compared to 2006.   The timing of large cobalt product sales during the course of the calendar year has a significant impact upon period comparisons. Excluding cobalt product sales, revenues for the three-month period ended June 30, 2007, were $1,028,290 as compared to $897,351 for the same period in 2006, which represents an increase of $130,939 or 15%.   Excluding cobalt product sales, revenues for the six-month period ended June 30, 2007, were $1,891,897 as compared to $1,701,208 for the same period in 2006, which represents an increase of $190,689 or 11%.  Management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors.  Please refer to the following tables for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended June 30, 2007	Period ended June 30, 2006
Total Revenues	$1,203,305	$985,895
Cobalt Products Revenues	$ 175,015	$ 88,544
Total Revenues Excluding Cobalt Products Revenues	$1,028,290	$897,351

Six-Month Financial Measure Reconciliation

	Period ended June 30, 2007	Period ended June 30, 2006
Total Revenues	$2,105,937	$2,182,838
Cobalt Products Revenues	$ 214,040	$ 481,630
Total Revenues Excluding Cobalt Products Revenues	$1,891,897	$1,701,208

Gross profit for the three and six-month period ended June 30, 2007, was $555,417 and $929,030 compared to $496,385 and $1,067,720 for the same periods in 2006.  These represent increases of $59,032, or 12%, and a decrease of $138,690, or 13%, for the three and six month periods respectively.  Operating expenses increased to $865,112 and $1,785,937 for the three and six-month period ended June 30, 2007 compared to $711,030 and $1,384,495 for the same periods of 2006.  This represents an increase of $154,082, or 22%, and $401,442, or 29%, for the three and six-month periods respectively.  Salaries and contract labor expenses for the three and six-month periods ended June 30, 2007 were $358,560 and $694,822 as compared to $288,624 and $579,241 for the same periods of 2006. General administrative expenses totaled $496,491 and $1,072,196 for the three and six-month periods ended June 30, 2007 as compared to $405,939 and $773,996 for the same periods of 2006. The increase in operating expense is attributed to the addition of full time staff to support our new International Isotopes Transportation Services Inc. subsidiary, facility operational expense related to the Fluorine Products segment, increased stock option expense, and litigation settlement.

Our net loss for the three and six-month periods ended June 30, 2007 was $351,448 and $869,994 compared to a loss of $261,428 and $403,421 for the same periods in 2006.

Interest expense for the three and six-month period ended June 30, 2007 was $43,835 and $85,975 as compared to $50,013 and $92,654 for the same periods in 2006.  The reduction in interest expense was attributable to a reduction in the principal balance owed.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2007, we had cash and cash equivalents of $124,179.  For the six-months ended June 30, 2007, net cash used in operating activities was $856,489.  We used $507,486 for investing activities.  Financing activities provided $1,318,452 from exercise of series B warrants and issuance and sale of  Company stock.  As of June 30, 2007, we had drawn $150,000 against the Texas State Bank line of credit with an additional $100,000 available on the line of credit.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders.  We have an open line of credit for $250,000 with Texas State Bank that currently has $150,000 drawn down.  We have 30,727,720 Series B, Class C and Class D warrants still outstanding.

On March 21, 2007, we completed a private placement offering of 13,333,331 Units priced at $0.09 per Unit for proceeds of $1,200,000.  Each Unit consisted of one share of common stock, one Class C warrant to purchase a share of common stock at $0.10 per share and one Class D warrant to purchase a share of common stock at $0.11 per share.  The proceeds were allocated to the warrants based upon their fair value of $2,460,000, and the balance of the proceeds was allocated to the shares of common stock. The common shares and the shares underlying the warrants have registration rights.  A registration statement was filed with the Securities and Exchange Commission on May 7, 2007 and became effective on June 8, 2007.

In April 2007, we converted all of the $650,000 convertible notes payable and $23,614 of accrued interest at $0.08 per share into 8,420,172 shares of common stock.  The Company had originally completed the Note purchase agreement with certain of our principal investors and directors in January 2005.

LITIGATION

A former employee filed a lawsuit against the Company in 2006 alleging that the Company breached his employment contract, by failing to provide six months continuation pay upon his termination.  In April 2007, the lawsuit was settled for a cash payment of $43,000.

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

During April 2007, the Company entered into an Option Purchase Agreement with one of the owners and founders of RadQual LLC.  Under the terms of this Agreement, the Company purchased units representing about 6% of RadQual LLC and has an option to purchase additional units that would represent a total of just over 20% of RadQual.  RadQual LLC is a privately held company that markets a wide range of nuclear medicine reference and calibration standards under the trademark name of Benchmark™.  We have been the sole contract manufacturer of the Benchmark products since 2001.

ITEM 3. DISCLOSURE, CONTROLS, AND PROCEDURES

As of the end of the period covered by this  report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

In accordance with the requirements of the Exchange Act the small business issuer caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Isotopes Inc.
(Small business issuer)

Date: August 17, 2007	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer