Form 10QSB
period 2007-09-30
INTERNATIONAL ISOTOPES INC
filed 2007-11-13
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2007

Commission file number:

0-22923

INTERNATIONAL ISOTOPES INC.

(Exact name of small business issuer as specified in its charter)

Texas	74-2763837
(State of incorporation)	(IRS Employer Identification Number)

4137 Commerce Circle

Idaho Falls, Idaho,  83401

(Address of principal executive offices)

208-524-5300

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

As of October 31, 2007 the number of shares of Common Stock, $.01 par value, outstanding was 249,696,514.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis or Plan of Operation	12

Item 3 - Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6 – Exhibits	15

Signatures	16

Part I.  Financial Statements

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$173,751	$169,702
Accounts receivable	1,000,040	353,379
Inventories	2,493,352	2,537,627
Prepaids and other current assets	135,616	115,589
Total current assets	3,802,759	3,176,297

Long-term assets
Restricted certificate of deposit	182,895	176,966
Property, plant and equipment, net	2,140,398	2,077,844
Capitalized lease disposal costs, net	86,979	98,103
Investment	330,000	-
Patents, net	88,939	73,500
Total long-term assets	2,829,211	2,426,413
Total assets	$6,631,970	$5,602,710

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$420,331	$208,993
Accrued liabilities	538,384	436,099
Current installments of capital leases	26,304	26,518
Current installments of notes payable	936,346	1,738,828
Total current liabilities	1,921,365	2,410,438

Long-term liabilities
Obligation for lease disposal costs	217,919	206,451
Capital leases, excluding current installments	90,391	112,111
Notes payable, excluding current installments	693,125	650,000
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,851,435	1,818,562
Total liabilities	3,772,800	4,229,000

Stockholders' equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 249,696,514 and 216,721,144 shares issued and outstanding respectively	2,496,965	2,167,211
Additional paid-in capital	92,342,137	90,040,150
Accumulated deficit	(91,979,932)	(90,833,651)
Total stockholders' equity	2,859,170	1,373,710
Total liabilities and stockholders' equity	$6,631,970	$5,602,710

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Sale of product	$1,486,112	$1,458,260	$3,592,049	$3,641,098
Cost of product	796,263	852,284	1,973,170	1,967,402
Gross profit	689,849	605,976	1,618,879	1,673,696

Operating costs and expenses:
Salaries and contract labor	406,783	333,277	1,101,605	912,518
General, administrative and consulting	536,502	375,454	1,608,698	1,149,450
Research and development	26,830	13,732	45,749	44,990
Total operating expenses	970,115	722,463	2,756,052	2,106,958

Operating loss	(280,266)	(116,487)	(1,137,173)	(433,262)

Other income (expense):
Other income	39,661	-	108,531	3,785
Interest income	1,967	1,556	5,985	3,779
Interest expense	(37,649)	(50,810)	(123,624)	(143,464)
Total other expense	3,979	(49,254)	(9,108)	(135,900)
Net Loss	$(276,287)	$(165,741)	$(1,146,281)	$(569,162)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding - basic and diluted	247,646,540	213,184,707	235,378,328	211,078,457

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,146,281)	$(569,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,481	125,519
Loss on disposal of property, plant and equipment	-	27,268
Accretion of obligation for lease disposal costs	11,468	11,468
Compensation expense related to issuance of options	229,852	155,329
Changes in operating assets and liabilities:
Accounts receivable	(646,661)	(148,367)
Prepaids and other assets	(20,027)	30,073
Inventories	44,275	285,308
Accounts payable and accrued liabilities	337,236	(30,034)
Net cash used in operating activities	(939,657)	(112,598)

Cash flows from investing activities:
Restricted certificate of deposit	(5,929)	3,684
Purchase of patents	(23,510)	-
Purchase of RadQual interest	(275,000)	-
Purchase of property, plant and equipment	(251,341)	(228,971)
Net cash used in investing activites	(555,780)	(225,287)

Cash flows from financing activities:
Proceeds from exercise of warrants	468,048	346,577
Proceeds from sale of stock	1,205,369	6,853
Proceeds from issuance of debt	-	100,000
Principal payments on notes payable and capital leases	(173,931)	(102,688)
Net cash provided by financing activities	1,499,486	350,742

Net change in cash and cash equivalents	4,049	12,857
Cash and cash equivalents at beginning of period	169,702	184,631
Cash and cash equivalents at end of period	$173,751	$197,488

Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$140,947	$177,990

Supplemental disclosure of non-cash transactions:
Conversion of note payable and accrued interest into common stock	$673,614	$-
Issuance of note payable for property and equipment	$42,499	$-
Issuance of shares of common stock to acquire investment	$55,000	$-
Assets acquired through capital lease	$-	$202,910

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

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of September 30, 2007, the Company had 27 full time employees.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Stock-based Compensation Plans – Compensation expense charged against income for stock based awards during the three and nine months ended September 30, 2007 was $141,385 and $229,852, respectively, as compared to $110,801 and $155,329 for the three and nine months ended September 30, 2006, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the status of the stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2006	22,650,000	$0.05
Granted	1,000,000	0.40
Exercised	(1,500,000)	0.02
Outstanding at September 30, 2007	22,150,000	0.06	5.9	$13,542,000

Exercisable at September 30, 2007	19,062,500	0.05	5.4	12,151,250

As of September 30, 2007, there was approximately $364,869 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.1 years.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the three and nine-month periods ended September 30, 2007 the Company had a loss of $276,287 and $1,146,281 respectively compared to a loss of $165,741 and $569,162 during the same periods ended September 30, 2006.  During the nine-month period ended September 30, 2007, the Company’s operations used cash of $939,657 in operating activities compared to $112,598 for the same period in 2006.  The Company believes that continued growth in its major business segments, the start of the fluorine product sales, and proceeds raised through the sale of equity securities and conversion of warrants will lead to increased revenue and improved cash flow.  Based upon these improvements to business conditions, management expects to generate sufficient cash flows to meet operational needs during 2007; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At September 30, 2007, and 2006, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	September 30,
	2007	2006
Stock options	22,150,000	22,650,000
Warrants	26,666,662	12,537,770
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
$650,000 of convertible notes payable	--	8,125,000
	49,241,662	43,737,770

(4)

Inventories

Inventories consist of the following at September 30, 2007, and December 31, 2006.

	September 30, 2007	December 31, 2006
Raw materials	$263,338	$263,791
Work in progress	2,230,014	2,273,836
	$2,493,352	$2,537,627

(5)

Stockholders’ Equity, Stock Options and Warrants

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

Stock Options

During the nine months ended September 30, 2007, the Company issued 1,000,000 options to purchase common stock at a price of $0.40 per share to an employee under the Company’s stock option plan. These options had a fair value of $388,913 ($0.39 per share) as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield $0; risk free interest rate 5.02%; expected volatility 132.75%; expected life 10 years.

During the nine months ended September 30, 2007, an employee exercised options to purchase 1,500,000 shares of common stock and the Company issued 1,414,285 shares of common stock under a cashless exercise.  These options had a fair market intrinsic value of $435,000 on the date of exercise and in accordance with the terms of the 2006 Equity Incentive Plan.

Warrants

During the nine months ended September 30, 2007, 9,363,122 Series B warrants were exercised for cash proceeds of $468,048.  In accordance with the 2003 Rights Offering, on July 31, 2007, the remaining 90,869 series B warrants expired and were wholly void and of no value.

On March 21, 2007, in conjunction with a Private Placement Offering, the Company issued 13,333,331 Class C warrants and 13,333,331 Class D warrants. At September 30, 2007 no Class C or Class D warrants had been exercised.

Employee Stock Purchase Plan

During the nine months ended September 30, 2007, the Company issued 51,602 shares of common stock to employees for proceeds of $5,369 in accordance with the employee stock purchase plan.

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

During September the Company Chairman of the Board provided the Company with $125,000 in advance of the Company’s receipt of certain account payable.  This amount is to be repaid to the Chairman upon receipt of the payment from their customer.

During September 2007, the Company converted its $150,000 line of credit with a bank to a term note with the same bank. The new terms call for interest of 9.25% with 48 payments of $3,760 beginning October 2007.

(7)

Acquisition of Interest in RadQual, LLC

During April 2007, the Company acquired an interest in RadQual, LLC. The Company acquired 5.5 units in RadQual, LLC, representing about 6% of the Company, for a total purchase price of $330,000. Of that amount $275,000 was paid in cash and $55,000 was paid in the form of shares of common stock of the Company. A total of 392,857 shares were issued valued at $0.14 per share. The Company also has the option to purchase an additional 12.5 units in RadQual, LLC that would  raise the total ownership to just over 20%.  The option is exercisable for $55,000 per unit if paid in cash or $60,000 per unit, with $50,000 being paid in cash and $10,000 payable in the form of the Company’s common stock. This option expires December 31, 2007. This investment is accounted for at cost.

(8)

Other Income

The Company was awarded a grant by the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000 to complete a Phase I investigation into the use of germanium tetrafluoride as a fluorinating agent for development of new and more efficient processes for production of hydrofluorocarbon (HFC) refrigerants.  Under this NSF program, the Company conducted experiments to obtain evidence for germanium tetrafluoride fluorination by halogen exchange.  As of September 30, 2007, the Company had received $100,000 from this grant and all work under this Phase I grant was complete.  The Company has prepared a Phase II grant application, however, receipt of additional funding for Phase II is not known at this time.

(9)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor operations.   Nuclear Medicine Standard’s manufacturing is conducted under an exclusive contract with another of our customers, RadQual, LLC, who in turn has an agreement in place with a major distributor.  In April 2007, the Company acquired a 6 % interest in RadQual, LLC and has an option to acquire up to about 20% of that company.   A change in the contractual relationship with the DOE for cobalt production or the loss of the RadQual customer, or their distributors, could adversely affect operating results by causing a delay in production or lead to a reduction in sales.

Contingencies

Because all of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has amended the NRC license numerous times to address changes in the quantities of material being handled, and to describe the types of activities being conducted in the facility, and has obtained an additional license for the Fluorine Products subsidiary operations.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company, but our current licenses do not restrict the volume of business operations currently performed, or projected to be performed, in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank has been used to provide the financial assurance required by the NRC for these licenses.

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

The Company has six reportable segments which include; Nuclear Medicine, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended September 30,		Nine Months ended September 30,
Sale of Product	2007	2006	2007	2006

Radiochemical Products	$248,228	$214,904	$758,235	$617,782
Cobalt Products	608,374	662,444	822,414	1,144,074
Nuclear Medicine Standards	466,435	379,991	1,386,213	1,319,698
Radiological Services	136,978	200,921	503,877	559,544
Fluorine Products	-	-	-	-
Transportation	26,097	-	121,310	-
Total Segments	1,486,112	1,458,260	3,592,049	3,641,098
Corporate revenue	-	-	-	-
Total Consolidated	$1,486,112	$1,458,260	$3,592,049	$3,641,098

	Three Months ended September 30,		Nine Months ended September 30,
Depreciation and Amortization	2007	2006	2007	2006

Radiochemical Products	$11,326	$11,393	$34,047	$36,587
Cobalt Products	16,217	10,881	48,029	32,646
Nuclear Medicine Standards	968	2,307	3,873	7,876
Radiological Services	-	1,634	458	4,818
Fluorine Products	43,546	10,575	121,335	15,977
Transportation	4,600	-	10,447	-
Total Segments	76,657	36,790	218,189	97,904
Corporate depreciation and amortization	8,057	12,605	32,292	27,615
Total Consolidated	$84,714	$49,395	$250,481	$125,519

	Three Months ended September 30,		Nine Months ended September 30,
Segment Income (Loss)	2007	2006	2007	2006

Radiochemical Products	$(4,989)	$14,665	$53,319	$29,011
Cobalt Products	380,444	279,102	410,855	470,163
Nuclear Medicine Standards	142,053	136,201	479,274	558,342
Radiological Services	79,075	58,990	295,596	216,200
Fluorine Products	(228,537)	(158,694)	(720,451)	(482,297)
Transportation	(38,962)	-	(60,818)	-
Total Segments	329,084	330,264	457,775	791,419
Corporate Loss	(605,371)	(496,005)	(1,604,056)	(1,360,581)
Net Loss	$(276,287)	$(165,741)	$(1,146,281)	$(569,162)

	Three Months ended September 30,		Nine Months ended September 30,
Expenditures for Segment Assets	2007	2006	2007	2006

Radiochemical Products	$-	$-	$-	$-
Cobalt Products	7,320	-	91,278	-
Nuclear Medicine Standards	-	-	-	-
Radiological Services	-	6,290	-	25,659
Fluorine Products	37,813	25,549	166,724	403,023
Transportation	-	-	52,439	-
Total Segments	45,133	31,839	310,441	428,682
Corporate purchases	1,184	2,169	6,909	3,199
Total Consolidated	$46,317	$34,008	$317,350	$431,881

	September 30,	December 31,
Segment Assets	2007	2006

Radiochemical Products	$340,156	$348,769
Cobalt Products	3,288,782	2,772,027
Nuclear Medicine Standards	492,526	438,522
Radiological Services	24,199	58,999
Fluorine Products	1,400,705	1,343,799
Transportation	63,695	38,255
Total Segments	5,610,063	5,000,371
Corporate assets	1,021,907	602,339
Total Consolidated	$6,631,970	$5,602,710

(11)

Subsequent Events

On October 31, 2007 the Company awarded 1,000,000 stock options to an employee at the market price of $0.70 per share.  Twenty  percent (20%) of these options vested on the grant date and the remainder will vest in increments of 20% on each of the next four anniversary dates of the grant award.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

Three and nine-month periods ended September 30, 2007, and 2006.  The Company’s losses from operations for the three and nine-month periods ended September 30, 2007, were $276,287 and $1,146,281 respectively, as compared to losses from operations of $165,741 and $569,162 respectively for the comparable periods of 2006. The figures represent a 67% increase and 101% increase in loss for the three and nine-month periods respectively.  The increase in loss for the three month period comparison was primarily attributable to an increase in general and administrative expenses in the Fluorine Products segment and corporate general and administrative expense.

Revenue for the three and nine-month periods ended September 30, 2007, was $1,486,112 and $3,592,049 respectively, as compared to $1,458,260 and $3,641,098 for the same periods in 2006.  These numbers represent an increase of $27,852 (or 2%) for the three-month period and a decrease of $49,049 (or 1%) for the nine-month period comparisons.  The Radiological Services segment revenues decreased 32% and 10% respectively for the three and nine-month periods of 2007 compared to 2006.   The decline in this segment was attributable to a short term reduction in contract services related to topaz processing.  The Cobalt Products segment declined by about 8% and 28% respectively for the three and nine-month periods of 2007 compared to 2006 primarily due to the cyclic nature of bulk cobalt sales.  The Radiochemical Products segment revenues increased by about 16% and 23% respectively for the three and nine-month periods of 2007 compared to 2006 as a result of continually improving sales in this segment.   Also the Nuclear Medicine segment increased 23% and 5% respectively for the three and nine month period ended September 30, 2007 compared to the same period in 2006 as a result of strengthening sales. The Transportation segment had revenues of $26,097 and $121,310 for the three and nine month periods respectively in its first year of revenue generation.

It should be noted that the Company typically sees large variations in the revenue produced by the Cobalt Product segment because a large percentage of that revenue results from the sale of bulk cobalt and those sales are cyclic in nature.  Therefore, the timing of those bulk sales will have a significant impact upon revenue period comparisons. Excluding Cobalt Product sales, revenues for the three-month period ended September 30, 2007, were $877,738 as compared to $795,816 for the same period in 2006, which represents an increase of $81,922 or 10%.  Excluding Cobalt Product sales revenues for the nine-month period ended September 30, 2007, were $2,769,635 as compared to $2,497,024 for the same period in 2006, which represents an increase of $272,611 or 11%.  Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors and may provide a more accurate projection of the actual revenue growth trends of the Company.  Please refer to the tables below for a further analysis of this measure.

Three-Month Financial Measure Reconciliation

	Period ended Sept 30, 2006	Period ended Sept 30, 2007
Total Revenues	$1,458,260	$1,486,112
Cobalt Products Revenues	$ 662,444	$ 608,374
Total Revenues Excluding Cobalt Products Revenues	$ 795,816	$ 877,738

Nine-Month Financial Measure Reconciliation

	Period ended Sept 30, 2006	Period ended Sept 30, 2007
Total Revenues	$3,641,098	$3,592,049
Cobalt Products Revenues	$1,144,074	$ 822,414
Total Revenues Excluding Cobalt Products Revenues	$2,497,024	$2,769,635

Gross profit for the three-month periods ended September 30, 2007, and 2006, was $689,849 and $605,976 respectively, which represents an increase of $83,873 or 14%.  Gross profit for the nine-month periods ended September 30, 2007, and 2006 was $1,618,879 and $1,673,696 respectively, which represents a decrease of $54,817 or 3%.  Gross profit as a percentage of revenue increased, from 41.5% to 46.4%, for the three month periods ended September 30, 2006 and 2007, and decreased slightly, from 45.9% to 45.1%, for the nine-month periods ended September 30, 2006 and 2007 respectively.

Operating expenses for the three month periods ended September 30, 2007, and 2006, were $970,115 and $722,463 respectively which represents an increase of $247,652 or 34%.  Operating expenses for the nine- month periods ended September 30, 2007, and 2006, were $2,756,052 and $2,106,958 respectively which represents an increase of $649,094 or 31%.  The increase in operating expenses was attributed to increases in Salaries, contract labor, and general administrative costs.  Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2007, were $406,783 and $1,101,605 respectively, as compared to $333,277 and $912,518 for the same periods of 2006.  The increase in salaries and contract labor costs was primarily attributable to changes in accounting standards requiring costs to be incurred attributable to stock options.  General, administrative (G&A) and consulting expenses totaled $536,502 and $1,608,698 respectively for the three and nine-month periods ended September 30, 2007, as compared to $375,454 and $1,149,450 for the same periods of 2006.  The increase in G&A costs were primarily attributable to legal expense related to patent work and protection of newly developed intellectual property of the Fluorine Products division and FEP equipment depreciation expenses.

Interest expense for the three and nine-month period ended September 30, 2007, was $37,649 and $123,624 as compared to $50,810 and $143,464 for the comparable periods in 2006, a decrease of $13,161 and $19,840 respectively.  The decreases are attributable to reduction in the principal balance of the commercial notes.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2007 the Company had cash and cash equivalents of $173,751 compared to $169,702 at December 31, 2006. For the nine months ended September 30, 2007, operating activities used cash of $939,657, investing activities used cash of $555,780 and financing activities provided cash of $1,499,486 from exercise of Series B warrants and sale of Company stock.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary Series C or D Warrant redemption by shareholders.  The Company has 13,333,331 Class C warrants and 13,333,331 Class D warrants outstanding from the private placement of march 2007.

MATERIAL CHANGES

In January, 2007, we were awarded a grant by the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000 to complete a Phase I investigation into the use of germanium tetrafluoride as a fluorinating agent for development of new and more efficient processes for production of hydrofluorocarbon (HFC) refrigerants.  Under this NSF program, we conducted experiments and obtained evidence for germanium tetrafluoride fluorination by halogen exchange.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this  report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

International Isotopes Inc.
(Small business issuer)

Date: November 13, 2007	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer