Form 10KSB
period 2007-12-31
INTERNATIONAL ISOTOPES INC
filed 2008-03-28
CIK 1038277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The Issuer’s revenue for the fiscal year ended December 31, 2007 was $4,690,588.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to be the average bid and asked price of such common equity at March 5, 2008 was $92,820,000.

As of March 5, 2008 the number of shares outstanding of common stock, $.01 par value was 263,814,654 shares.

Documents Incorporated by Reference

Certain information called for in Part III of this Annual Report on Form 10-KSB is incorporated by reference to the definitive proxy statement for the annual meeting of shareholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Transition Small Business Disclosure Format.  YES ☐  NO ☒

INTERNATIONAL ISOTOPES INC.

FORM 10-KSB

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: the sufficiency of our available cash and revenues from operations to meet our operating needs; our ability to generate revenue; improvements in our gross profit; the implementation of our 2008 goals and objectives; anticipated growth in our business segments; the effect of any business segment on our total revenues; the effect of our new FEP production capabilities on our business and the growth of the Fluorine products market; the effect of our ability to use our patents; our future research focus; the improvement of our competitive position based on low production costs; and the outcome of litigation pending against us are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. The company does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that the company files from time to time with the Securities and Exchange Commission.

Item 1.  BUSINESS

General Business and Products Description

International Isotopes Inc., was formed as a Texas corporation in 1995.  Its wholly owned subsidiaries, are International Isotopes Idaho Inc.; International Isotopes Fluorine Products Inc.; and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  Our headquarters and all operations are located within two facilities in Idaho Falls, Idaho.  Our business consists of six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

Nuclear Medicine

This segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy.  These items include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.  We manufacture these products through an exclusive manufacturing agreement with RadQual LLC.   RadQual has, in turn, numerous distributors for direct sales of the products.  There are over 5,000 nuclear medicine centers around the country that require these types of products on a regular repeat basis.  We have been manufacturing these products since 2001, and have continued to grow this business at an annual rate of between 7% and 10% per year.  The nuclear pharmacy business has been growing, and is anticipated to continue to grow, at an annual rate of about 5%.   In 2007 we acquired a 6% ownership position in RadQual and have an option to purchase  additional ownership interest in RadQual, , for a total ownership position of 20%.  The option to acquire an additional position in RadQual expires on December 31, 2008.  We acquired this position in RadQual to increase our profit margin on sales of products in this segment through direct sales to customers.

Cobalt Products

This segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for teletherapy and irradiation devices, and recycling of expended cobalt sources.  The sale of bulk cobalt has typically accounted for a large percentage of the total revenue from this business segment and because those sales run in a non-annual cycle we typically see large variations in revenues for this segment in financial period comparisons.  However, the year-over-year demand for bulk cobalt, and our ability to supply it, remains steady.  New products added to this area include cobalt source recycling and sealed source fabrication.  Increasing sales and additional contract opportunities were developed with these products in 2007 and additional growth opportunities are expected in the future.

Radiochemical Products

This segment includes production and distribution of various isotopically pure radiochemical for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. Iodine 131 radiochemical accounts for the largest portion of revenue within this segment.  We import radiochemical iodine  and distribute this material in custom packages and concentrations per individual radiopharmacy orders and specifications.  Radiopharmaceuticals produced with Iodine-131 are used in the treatment and diagnosis of various diseases of the thyroid such as Graves disease, thyroid cancer, and hyperthyroidism and are  used in a host of investigational and clinical trials such as for the treatment of breast, lung, prostate, and ovarian cancers.  Other less significant sales in this segment consist of bulk Cobalt-57 (Co-57), Cesium-137 (Cs-137), Sodium-22 (Na-22), and Barium-133 (Ba-133) isotope sales.

Fluorine Products

The Fluorine Extraction Process (FEP) is a process that produces ultra-high purity fluoride gas products through a solid to solid reaction between depleted uranium tetrafluoride (DUF4) and various solid metal oxides such as silicon, boron, or germanium.  We acquired seven patents for the Fluorine Extraction Process  in January 2004 and will use this technology to produce several high purity fluorine products, such as germanium tetrafluoride, silicon tetrafluoride, and boron trifluoride. High purity fluoride gases are in ever-increasing demand for ion-implantation or chemical vapor deposition processes for microelectronics components and high-speed silicon chip manufacture.  The FEP products have very high purity, which makes them ideally suited to these specialty applications, where high purity gas is required.  In addition, we anticipate that the production costs of FEP products will be low compared to conventional processes used by our competitors to manufacture ultra pure fluoride products.   This will enable us to effectively compete with existing high purity fluoride product suppliers.

In 2004, we began the design and construction of an FEP plant intended to produce germanium tetrafluoride.  The plant was completed to the extent required to conduct some initial production testing in early 2006.  During the remainder of 2006 and 2007 we expanded the scale of production testing in order to define the operational parameters for regular commercial production and completed installation of additional ancillary equipment and systems.  The plant is now ready to commence commercial production of germanium tetrafluoride. We have indications that the market size and growth outlook for high purity fluorine products should provide us with an opportunity to grow our revenue in the coming years.

Additionally, we were successful in obtaining our first Small Business Innovative Research (SBIR) grant for Phase I research program to investigate the potential use of germanium tetrafluoride as a fluorinating agent for the production of hydro fluorocarbons.  The Phase I investigational studies were  completed during 2007, however, we were not successful in obtaining additional funding to carry on phase II investigational studies.  The Company will continue to explore  the potential commercial merits of this fluorination technology.

Radiological Services

This segment includes a wide variety of miscellaneous services, the largest of which is processing gemstones that have undergone irradiation for color enhancement.  We have an exclusive contract with one customer for gemstone processing and this contract accounts for most of our sales in this segment.  During 2007, we obtained an additional license from the Nuclear Regulatory Commission (NRC) for exempt distribution of gemstones and we are now one of only three companies in the U.S. licensed for this sort of activity.   Other services in this segment consist of radiological engineering consultant services, contract shipping services for large quantities of radioactive materials, research and development activities, and Type A package certification testing.  In 2007, this segment also included operations associated with the support of the orphan source recovery project for the Department of Energy.  Under that program we provide on location packaging services and we transport radioactive materials from facilities where it is no longer in use.

Transportation

This segment was established in 2006 under the subsidiary name of International Isotopes Transportation Services (IITS).  IITS was established to provide for transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  A major factor our determination of the need to establish this subsidiary and business segment was based upon many new regulations  involving the security and tracking of shipments of cobalt.  IITS provides us  with considerable savings for the transportation of our own products and has introduced a new revenue stream for transportation of products for other companies.  During 2007, we added additional equipment to support this segment and contracted with Alpha Omega Services to be its exclusive worldwide distributor for a family of new Type B radioactive material packages.  These packages are intended to be licensed by the NRC in 2008, and will replace a large number of containers that are loosing regulatory approval in the U.S. after October 1, 2008.

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

Cobalt Products

We sell high activity bulk cobalt to a customer that uses it to fabricate sealed sources for the Elekta Gamma knife unit.  The gamma knife is a device used for the precise radiation treatment of certain tumors and vascular deformities of the brain.  There are over 80 treatment centers around the U.S. that are using the gamma knife and through 2006 it is estimated that approximately 100,000 patients have been successfully treated with this device.  We also accept old gamma knife sources for recycling when they have decayed past their useful activity.  This recycled cobalt, combined with cobalt we produce in a reactor, is incorporated into new sealed sources for teletherapy, experimental irradiators.  There are no other producers of cobalt in the U.S.; however, there are at least three significant producers in other parts of the world.  There is only one other  company in the U.S. currently licensed to handle the form and quantity of cobalt we are authorized to handle and one other company in the U.S. capable of handling large quantities of sealed cobalt material and competing directly with us for some sealed sources and recycling services in this segment.  Increased regulation by the NRC in recent years has created a significant barrier to any new entrants to this market.

Radiochemical Products

We typically supply radioisotope products in bulk form.  The markets for most radiochemicals are highly competitive.  The target markets for these products are customers who 1) incorporate them into finished industrial or medical devices;  2) use radioisotope products in clinical trials for various medical applications; or 3) further process and include the radioisotope products into a pharmaceutical product for FDA approved therapy or imaging.  We are the only U.S. company supplying iodine-131 radiochemical directly to radiopharmacies.

Fluorine Products

We are developing our fluorine products in order to  take advantage of increased market demand for certain high purity fluoride compounds in the microelectronics industry and to pursue  unique opportunities to produce derivative commercial products.  Our Idaho FEP plant is expected to begin commercial sales of germanium tetrafluoride in 2008.  There is only one other company producing this fluoride gas and we believe we will be able to secure sales agreements with respect to this product.  The global production capability of the other high purity fluoride gasses (silicon tetrafluoride and boron trifluoride) is limited and we believe that any future expansion in FEP production capability  will fill existing and expanding demand in the commercial wholesale marketplace.  Since the anticipated cost of the FEP process is low, we anticipate that we will have a price advantage with our fluorine products.  However, the continuing expansion of the market demand for these gasses will limit price pressures and affect  our plans for future sales.

Radiological Services

Most of our radiological services are performed in support of gemstone processing to enhance color.  Other services in this segment consist of radiological engineering consultant services, contract shipping services for large quantities of radioactive materials, research and development activities, and Type A package certification testing.  There are very few companies in the U.S. who possess this mix of licensing, permits, and trained personnel to provide these services.  In the U.S., for example our customer contracts with the only reactor in the U.S. capable of providing irradiation services for the color enhancement of gemstone.  On a global scale, however, the gemstone industry is a highly competitive industry and there are several alternatives to irradiation treatment.  There are also other reactors located outside the U.S. that offer irradiation service.  Because of certain regulatory changes it became necessary in 2007, for us to obtain a new license for the exempt distribution of gemstone that  permits release of gemstone directly into the U.S..  We are now one of just a very few companies in the U.S. licensed for this activity and are therefore, in an excellent competitive position in the industry to provide this service.

Transportation

IITS was a new subsidiary for our company in 2006. IITS was formed in order to transport our own products and to provide “for hire” services.  IITS specializes in the transportation of hazardous, radioactive, materials and especially large quantity cobalt shipments which have gained a significant amount of new regulation intended to address enhanced security for the transportation of those materials.  IITS has specially trained drivers and equipped vehicles intended to meet all the new standards for transportation large cobalt shipments.  Therefore, IITS is capable of providing unique transportation services that perhaps only one or two other commercial carriers in the U.S. can also provide.  Revenues from “for hire” services are expected to increase in the coming year as greater awareness is made of IITS capabilities to other commercial businesses.  IITS will also support the planned growth of our cobalt product segment sales.  Also during 2007 we obtained a contract with Alpha Omega services to act as its exclusive worldwide distributor for a newly designed family of type B containers.  These containers are intended to replace a significant number of containers that will loose their regulatory approval for use in the U.S. after October 1, 2008.  There are very few alternatives for other type B packages in the U.S. and we feel that the distributor arrangement will provide significant financial opportunities for additional revenues through sales and leases of these containers in the coming years.

Government Regulation

We have obtained two materials licenses from the Nuclear Regulatory Commission (NRC) that permit use and possession of by-product material, and a third license that permits the exempt distribution of irradiated gemstone.  The first materials license covers calibration and reference standard manufacturing and distribution, radioisotope processing and distribution, large scale cobalt processing and recycle operations, radioactive gemstone processing, environmental sample analysis, and various research and development activities.  The second materials license specifically covers FEP production and our subsidiary, International Isotopes Fluorine Products Inc..  The exempt distribution license permits the direct release of irradiated gemstone into the U.S. without export.  The existing license and permits are adequate to allow all of our current business operations.  At this time, there are no additional permits or approvals required for our current operations, however, we will continue to pursue additional  licenses as necessary to expand operations and grow the business.

As a condition of our NRC licenses, we are required to provide financial assurance for decommissioning activities.  We fulfill this license requirement with an actual cash reserve, in the form of a certificate of deposit and irrevocable letter of credit to the NRC, to support our estimated decommissioning and disposal costs for our facilities.  We do not handle "special nuclear materials" (i.e. nuclear fuels and weapons grade uranium, thorium and plutonium).   Therefore, our facility is not designated as a “nuclear” facility that would require additional licensing.

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

Other Regulations

We are registered as a medical device manufacturer through the Food and Drug Administration (FDA) for several of our nuclear medicine reference and calibration standards.  We are registered with the U.S. Department of Transportation for the shipment of radioactive materials.  We also have an NRC license for the import and export of radioactive materials.  Because of increasing security controls and regulations, it is likely that we may encounter additional regulations effecting transportation, storage, sale, and import/export of radioactive materials.  Registration of any of our radiochemicals into a Drug Master File (DMF) could subject us to the additional regulations of the Food and Drug Administration (FDA).

Employees

As of December 31, 2007 we had 24 employees, all of whom are full-time.

Reports to Security Holders

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy materials that we have filed with the SEC at the SEC Public Reference Room located at 450 Fifth Street, N.W. , Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings are also available to the public at no charge from the SEC's website at www.sec.gov and under the "Investor Center" section of our website at www.intisoid.com.  Information on our website is not incorporated into this report or other securities filings.

Distribution Methods for Products

We sell our products directly to our customers.  We use common commercial carriers and our own IITS subsidiary for delivery of the company’s products.  For smaller quantities of material, and overnight and next day delivery, we utilize other commercial carriers.  For our products that involve large quantities of radioactive material, most commonly cobalt-60, that invoke certain special transportation requirements, we use our new IITS transportation subsidiary.  The creation of IITS subsidiary has produced additional revenue in “for-Hire” operations and saved expense by transporting our own products more cost effectively than other commercial carriers.

Dependence on Customers

During 2007, one major customer accounted for 58% of our total gross revenue.  However, during 2007, there was some improvement in customer diversity as sales to our three largest customers declined from 81% of total sales in 2006 to 74% of sales in 2007.  Additional contracts for sales of certain cobalt products, the exclusive distributor agreement with Alpha Omega Services, and the start of germanium tetrafluoride sales from FEP are all expected to further diversify our customer base and continue to reduce our dependence upon certain customers.

Patents, Trademarks, Licenses, Royalty Agreements, etc

During the year ended December 31, 2004, we obtained certain patents related to the Fluorine Extraction Process.  These patents will be important to our future plans to build upon FEP production capacity.  During the year ended December 31, 2007, we have several new patents pending related to various fluorination technologies.  These patents are important as they may potentially expand the commercial markets for fluoride gasses produced by FEP.

Research and Development

We had research and development expenses totaling $61,279 in 2007, and $53,360 in 2006.  These expenses were associated with initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and various markers.  Some additional research was conducted under a Phase I grant from the National Science foundation to explore the use of germanium tetrafluoride as a fluorinating agent.  It is likely that we will incur additional expense in R&D in the coming years related to further development and potential commercialization of fluorination technology.

Item  2.    PROPERTIES

We lease two properties in Idaho Falls, Id.   The following paragraphs provide a brief summary of these properties.

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

Item 3.   LEGAL PROCEEDINGS

During April 2005, we were  named as a defendant in a lawsuit filed in the District Court of Texas for Denton County, by a former employee.  The plaintiff alleged that we breached his employment contract, by failing to provide six months continuation pay upon his termination.  In April 2007, we settled this lawsuit for a cash payment of $43,000.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is reported on the Over the Counter Bulletin Board (OTCBB) under the trading symbol “INIS.”  High asked prices and low bid prices reported by the OTCBB during the periods indicated are shown below, which reflect inter-dealer prices, without retail markup, mark-down, or commission and may not reflect actual transactions:

Fiscal Year	Quarter	High	Low
2006	1st	$0..21	$0.09
2006	2nd	$0.15	$0.08
2006	3rd	$0.14	$0.08
2006	4th	$0.15	$0.10

2007	1st	$0.18	$0.10
2007	2nd	$0.22	$0.13
2007	3rd	$0.70	$0.22
2007	4th	$0.82	$0.58

On March 14, 2008, there were 370 holders of record of our common stock.  We have never paid any cash dividends on our common stock.  In the future, and based upon our profit performance, our Board of Directors will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business.  It is unlikely that we will pay any dividends to shareholders for the foreseeable future.

On April 12, 2007, the Company acquired 5.5 units representing a 6% interest in RadQual, LLC, for a total purchase price of $330,000. Of that amount $275,000 was paid in cash and $55,000 was paid in the form of unregistered shares of common stock of the Company. A total of 392,857 shares of common stock were issued at a value of $0.14 per share.  These securities were sold in reliance in section 4(2) of the Securities Act of 1933 and Regulation D there under.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the results of the company's operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

Overview

International Isotopes Inc. manufactures a full range of nuclear medicine calibration and reference standards,  high purity fluoride gases, and a wide range of  products such as cobalt teletherapy sources, and a wide selection of radioisotopes and radiochemicals for medical, research, and clinical devices.  We also provide a host of transportation, recycling, and processing services on a contract basis for clients.  An overall discussion comparing the year over year performance of our various business segments, as well as a summary of our accomplishments for the year and objectives for 2008 are contained in the following sections.

In 2007, we continued to build our various business segments, make investments into facilities and infrastructure, launch new products, and enter into new agreements that we believe will increase our  future revenues.  The following is a list of some of the more significant accomplishments in 2007:

•

We increased  revenues in our  major business segments and  continued to diversify our customer base.

•

We completed a private placement with Firebird Global Master Fund II, Ltd. affiliated with New York-based Firebird Management LLC, which has made considerable investments in the areas of uranium, fluorine, and germanium.   This investment provides us with a stronger financial platform from which we can further develop our products and future business potential associated with FEP.

•

We acquired a 6% ownership position in RadQual, a major customer that represents sales t totaling 58% of our gross revenue in 2007.  This purchase agreement provides us with an option to acquire up to a total of 20% in RadQual through December 31, 2008.  This purchase agreement is our first step towards acquiring even greater control of our contract manufacturing future in the Nuclear Medicine products segment.

•

We have continued to add new cobalt products, including a several models of sealed source capsules, and expanded sales agreements with new international customers.

•

We were awarded several contracts by the Department of Energy to assist with efforts related to the Orphan Source Recovery Project for on site recovery and packaging of orphaned radioactive materials.

•

We received a grant to complete Phase I research into use of germanium tetrafluoride as a fluorinating agent for production of hydro fluorocarbon from the National Science Foundation..

•

We entered into an agreement with Alpha Omega Services to become its  exclusive worldwide distributor of its new family of   type B radioactive material packages.

•

We were recognized by the Occupational Safety and Health Administration (OSHA), through their Safety and Health Award Recognition Program (SHARP), as just the seventh business in Idaho, and a select few nationwide, to have demonstrated an exemplary safety and health management program and flawless worker safety record.

•

We expanded our management team to include a new  Chief Financial Officer  to support the continued growth of our existing business and expansion into new business areas.

Based upon the investments we have made in our facilities and products developed in 2007, we have the following goals and objectives for 2008:

•

To begin commercial production and sale of germanium tetrafluoride using our FEP gas production plant and explore larger scale production of other FEP gasses such as silicon tetrafluoride or boron trifluoride.

•

To pursue additional opportunities for various source recovery and recycle programs expected to be funded through the federal government and to which we are uniquely suited to provide services.

•

Continue to advertise and promote the use of International Isotopes Transportation Services (IITS) and increase our revenues from Transportation Services to  commercial customers.

•

To continue to expand our customer base, increase revenues in every business segment, continue to reduce production and operating costs, and attempt to achieve profitability.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

Total revenues in 2007 were $4,690,588 compared to $4,469,538 in 2006, which represents an increase of $221,050 or 5%.  The overall increase in revenue was affected to a great extent by an 11% reduction in Cobalt product revenue in 2007 compared to 2006 that was due primarily to normal cyclical fluctuations in bulk cobalt sales.  These fluctuations cause large variations in the revenue that impacts period to period comparisons.  Excluding cobalt product sales, revenues for the year ended December 31, 2007 was $3,625,861 as compared to $3,277,514 for the same period in 2006, which represents an increase of $348,347 or 11%. Because of the significant impact of the timing of cobalt product sales, management believes that excluding sales of cobalt products from the period comparisons of revenues provides useful information to investors and may provide a more accurate projection of our actual revenue growth trends.  Please refer to the tables below for a further analysis of this measure.

Twelve-Month Financial Measure Reconciliation

	Period ended Dec. 31, 2006	Period ended Dec. 31, 2007
Total Revenues	$4,469,538	$4,690,588
Cobalt Products Revenues	$1,192,024	$1,064,727
Total Revenues Excluding Cobalt Products Revenues	$3,277,514	$3,625,861

Radiochemical Products

Sales of radiochemical products accounted for approximately 23% of our total sales revenue in 2007.  Sales of radiochemical products increased by approximately 26% to $1,062,477 in 2007 as compared to $844,014 in 2006.  Increased sales performance in this segment was driven largely by increases in our sales of iodine-131.

Cobalt Products

Sales of cobalt products accounted for approximately 23% of our total sales revenue in 2007.  Sales of cobalt products decreased by 11% to $1,064,727 in 2007, as compared to $1,192,024 in 2006.  The decrease in sales was largely attributable to the cyclic nature of bulk cobalt sales as discussed above.

Nuclear Medicine Standards

Sales of  nuclear medicine standards accounted for  approximately 39 % of our total  sales revenue in 2007.  Sales of nuclear medicine standards increased  by approximately  8% to $1,819,049 in 2007, as compared to $1,684,727 in 2006.  We believe that increased  sales in this segment are  attributable to the slow but steady growth in nuclear imaging, an industry with estimated annual growth of between 5-10%.

Radiological Services

Sales of our radiological services accounted for  approximately 13% of our total  sales revenue in 2007.  Sales of     radiological services decreased by 8% to $590,160 in 2007, as compared to $641,411 in 2006.  The decrease in this segment was largely attributable to a reduction in the amount of gemstone undergoing processing.  This reduction was due to a proposed change in the regulations for measurement and release of gemstone following irradiation.  These regulatory issues have been  resolved and we believe  they will not have an adverse impact on future revenues in this segment.

Fluorine Products

We made  no sales of fluorine products  during 2007.  We had previously estimated that the FEP plant would start commercial production by the end of 2007.  However, unforeseen delays in the receipt of some equipment and the modification of the exhaust and gas transfer system  caused a delay in the start of commercial production.   These system modifications are  nearly complete and we  expect to commence commercial production in 2008.

Transportation

Sales of transportation services accounted for  approximately 3% of our total  sales revenue in 2007.  Sales of transportation services increased by 3% to $154,175 as compared to $107,362 in 2006.  Transportation services also contributed to our bottom line of our other segments in that it provided significant cost savings over the procurement of third party  transportation services for delivery  of our products.

Cost of Revenues and Gross Profit

Cost of revenue for 2007, was $2,660,781 compared to $2,462,715 in 2006, an increase of $198,066 or 8%.  Gross profit for 2007, was $2,029,807 or 43% as compared to $2,006,823 or 45% in 2006.  The increase in cost of goods sold was attributable to the rapidly escalating price of lead, increased manufacturing costs due to some changes in manufacturing processes for flood sources, and increases in oil prices which have impacted styrofoam products which are a mainstay of our product packages.  We intend to increase prices  in 2008, which we believe will compensate for the increases in lead and product packaging cost.  The increased cost resulting from  changes in manufacturing processes of our flood sources has been  resolved and our cost of goods sold  for that business segment is expected to decline significantly in 2008.

Operating Costs and Expenses

Total operating costs and expenses for 2007, were $3,645,549 as compared to $2,871,295 in 2006, an increase of   $774,254 or 27%.  The increase was equally attributable to four contributing factors namely, FEP production supplies and equipment depreciation; wages attributable to the cost of stock options; increased legal and auditing services related to our private placement as well as other corporate actions, and costs associated with the  Phase I research and development grant from the National Science Foundation.  With the exception of legal expenses we anticipate no further significant increases in most of these operational expenses during 2008.  Also a significant amount of the FEP operational expense will shift into cost of goods sold for fluorine products manufactured and sold by us.

Other Income (expense)

Other (expense) in 2007 was ($103,313) compared to other expense of ($172,840) in 2006. The difference of $69,527 was principally attributable to a grant received from  the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000.

Net Loss

Our  Net Loss was $1,719,055 in 2007 compared to a net loss of $1,037,312 in 2006.  The $681,743 increase in net loss was equally attributable to the contributing factors to the increase in cost of goods sold and operational expense  discussed above .

Liquidity and Capital Resources

On December 31, 2007, we had cash and cash equivalents of $121,887 compared to $169,702 at December 31, 2006.  For the year ended December 31, 2007, our cash flows included net cash used in operating activities of $916,514, net cash provided by financing activities of $1,473,007 and cash used in investing activities of $604,308.

We incurred a loss of $1,719,055 for the year ended December 31, 2007, and have an accumulated deficit of $92,552,706 since inception.  To date,  our operations and plant and equipment expenditures were funded principally from proceeds from public and private sales of equity as well as through asset sales.

As of December 31, 2007, we had net term borrowings of $737,660 from two loans with Texas State Bank.  The  maturity date of one of these loans, with an outstanding balance of $595,420 as of December 31, 2007 matures in March 2009.  The other, with a balance of $142,240 as of December 31, 2007, matures in September 2011.

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

During 2007, 9,363,122 Series B warrants were exercised for cash proceeds of $468,156. Series B Warrant exercises in  2006 generated $500,724 for the Company.  On July 31, 2007, the remaining 90,869 Series B warrants expired without exercise.  At December 31, 2007, there were no outstanding Series A warrants or Series B warrants.

On March 21, 2007, the Company completed a private placement offering of 13,333,331 Units priced at $0.09 per Unit for proceeds of $1,200,000. In connection with this private placement offering the Company issued 13,333,331 Class C warrants and 13,333,331 Class D warrants. At December 31, 2007 no Class C or Class D warrants had been exercised. During January 2008, all of the Class D  warrants were exercised for cash totaling $1,466,666.

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

We have incurred and may continue to incur losses.  With the exception of 2002, we have incurred net losses for most fiscal periods since our inception.   From inception through December 31, 2006, we have generated $34,311,221 in revenues and accumulated deficit (including preferred stock dividends and returns) in the amount of $92,552,706.  The negative cash flow we have sustained has materially reduced our working capital, which in turn, could materially and negatively impact our ability to fund future operations and continue to operate as a going concern.  Management has and continues to take actions to improve our results. The availability of necessary working capital, however, is subject to many factors beyond our control, including, our ability to obtain favorable financing, economic cycles, market acceptance of our products, competitors’ responses to our products, the intensity of competition in our markets, the level of demand for our products, etc.

We may need additional financing to continue operations.    Because we may continue to experience negative cash flow, we may need to obtain additional financing to continue operations.  Management has and continues to take actions to improve our results and credit performance to enhance our ability to continue to finance debt.  However, obtaining additional financing is subject to many factors beyond our control.

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

We may incur material losses and costs as a result of product liability claims that may be brought against us.. We face an inherent business risk of exposure to product liability claims in the event that products supplied by us fail to perform as expected or such failure results, or is alleged to result, in bodily injury, and possible adverse publicity, which could damage our reputation by raising questions about our products' safety and efficacy, and could interfere with our efforts to market our products. A successful product liability claim against us in excess of our available insurance coverage or established reserves may have a material adverse effect on our business.  Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage.

We are dependent upon key personnel, particularly our President and Chief Executive Officer.  Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer.  The loss of Mr. Laflin could have a material adverse effect on our business.  We have a $2 million dollar key man life insurance policy on Mr. Laflin and an employment agreement that extends through February 2010.  There is no assurance that we will be able to retain Mr. Laflin or our existing personnel or attract additional qualified employees.   The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

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

General economic conditions in markets in which the Company does business can impact the demand for its goods and services. Decreased demand for its products and services can have a negative impact on our  financial performance and cash flow.

Demand for our  products and services, in part, depends on the general economic conditions affecting the countries and industries in which we do  business. A downturn in economic conditions in a country or industry  that we  serve may negatively impact demand for our  products and services, in turn negatively impacting our  operations and financial results. Further, changes in demand for our products and services can magnify the impact of economic cycles on our  businesses. Unanticipated contract terminations by current customers can negatively impact operations, financial results and cash flow.

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business.

Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required to provide for the delivery of those goods and services, are beyond the control of the company and any disruption or halt in supplies, or rapid e escalations in costs could affect the Companies ability to manufacture products or to competitively price our products in the marketplace.

We are  subject to extensive government regulation in jurisdictions around the globe in which we do  business. Regulations address, among other things, environmental compliance, import/export restrictions, healthcare services, taxes and financial reporting, and can significantly increase the cost of doing business, which in turn can negatively impact our  operations, financial results and cash flow.

We are subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which we  conduct  business. Compliance with applicable laws and regulations results in higher capital expenditures and operating costs and changes to current regulations with which we comply can necessitate further capital expenditures and increases in operating costs to enable continued compliance. Additionally, from time to time, we are  involved in proceedings under certain of these laws and regulations. Foreign operations are subject to political instabilities, restrictions on funds transfers, import/export restrictions and currency fluctuation. Significant areas of regulation and intervention include the following:

Environmental and Health Compliance. We are  committed to conducting our  activities so that there is no or only minimal damage to the environment; there is no assurance, however, that its activities will not at times result in liability under environmental and health regulations. Costs and expenses resulting from such liability may materially negatively impact our  operations and financial condition. Overall, environmental and health laws and regulations will continue to affect our  businesses worldwide.

Import/Export Regulation. We are  subject to significant regulatory oversight of our  import and export operations due to the nature of our  product offerings. Penalties for non-compliance can be significant and violation can result in adverse publicity for the Company.

Financial Accounting Standards. Our financial results can be impacted by new or modified financial accounting standards.

Other Regulations.  Our operations are subject to U.S. Nuclear Regulatory Commission, Food and Drug Administration, Department of Transportation, and Department of Homeland Security regulations.  The extent these regulations are or become burdensome, our business development could be adversely affected.

Our  earnings, cash flow and financial position are exposed to financial market risks worldwide, including interest rate and currency exchange rate fluctuations and exchange rate controls.

Fluctuations in domestic and world markets could adversely affect interest rates and impact our  ability to obtain credit or attract investors.

Catastrophic events such as natural disasters, pandemics, war and acts of terrorism, could disrupt our  business or the business of our  suppliers or customers, any of which disruptions could have a negative impact on our  operations, financial results and cash flow.

Our  operations are at all times subject to the occurrence of catastrophic events outside our  control, ranging from severe weather conditions such as hurricanes, floods, earthquakes and storms, to health epidemics and pandemics, to acts of war and terrorism. Any such event could cause a serious business disruption that could affect our  ability to produce and distribute our  products and possibly expose us  to third-party liability claims. Additionally, such events could impact our  suppliers, in which event energy and raw materials may be unavailable to us, and our customers, who may be unable to purchase or accept our  products and services. Any such occurrence could have a negative impact on our  operations and financial condition.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, and (iv) develop, manufacture and bring products to market quickly and cost-effectively.

Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we currently anticipate. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

Protecting our intellectual property is critical to our innovation efforts. We own or are licensed under a large number of U.S. and foreign patents and patent applications, trademarks and copyrights. Our intellectual property rights may be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms. In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our patents and other intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services.

Large commercial scale fluoride gas production utilizing FEP has not been performed. We have successfully demonstrated the feasibility of using the FEP process to produce germanium tetrafluoride and others have used FEP to produce boron trifluoride and silicon tetrafluoride.  However, the FEP process has not been used for large scale commercial production  and there may be technical issues and process challenges related to the utilization of FEP for commercial production.

Terrorist activities may adversely affect our business.  Terrorist activities, including events similar to those of September 11, 2001, or armed conflict involving the United States or any other country in which we hold interests, may adversely affect our business activities and financial condition. In addition, nuclear facilities could be direct targets of terrorist attacks.  Costs associated with insurance and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

RISK RELATED TO OUR COMMON STOCK

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.  Our common stock has historically traded on the OTC Bulletin Board®, or the OTCBB, under the ticker symbol “INIS.OB.”  The market for our securities is limited, the price of our stock is volatile, and the risk to investors in our common stock is greater than the risk associated with stock trading on other markets.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•

our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;

•

our ability to retain existing customers and customers' continued demand for our products and services;

•

the timing of our research and development expenditures and of new product introductions;

•

the timing and level of acceptance of new products or enhanced versions of our existing products; and

•

price and volume fluctuations in the stock market at large which do not relate to our operating performance.

We are contractually obligated to issue shares in the future, which will dilute your interest in us.

As of December 31, 2007, there were approximately 20,030,000 shares of common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.08 per share.  An additional 14,600,000 shares of common stock are reserved for issuance under our 2006 Equity Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2007. Also outstanding as of December 31, 2007 are Series C warrants for the issuance of an additional 13,333,331 shares of common stock.  Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.

Item 7.    FINANCIAL STATEMENTS

The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

At December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be included in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, the close of our fiscal year.

Item 10.    EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, the close of our fiscal year.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, the close of our fiscal year.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, the close of our fiscal year.

Item 13.    EXHIBITS

The following documents are filed or incorporated by reference as exhibits to this Report:

2.1

Securities Purchase Agreement dated March 21, 2007 (incorporated by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K filed on March 22, 2007).

3.1

Second Amended and Restated Articles of Incorporation (incorporated by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on April 28, 2005).

3.2

Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Series A and B Warrant Agreement and Form of Series A and B Warrant (incorporated by reference to Exhibits D and E, respectively, of the Company’s Registration Statement on Form S-3 filed on June 18, 2003 (Registration No. 333-106215)).

4.2

Form of Class C Warrant (incorporated by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K filed on March 22, 2007).

4.3

Form of Class D Warrant (incorporated by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K filed on March 22, 2007).

10.1

* 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002).

10.2

Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.3

*International Isotopes Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A, as amended, filed on May 6, 2005).

10.4

*International Isotopes Employment Agreement with Steve T. Laflin dated February 28, 2007.

10.5

Lease Agreement 4137 Commerce Circle (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.6

Option to Purchase and Right of First Refusal for Property located at 4137 Commerce Circle (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.7

Lease Agreement 3159 Commerce Way (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.8

Option to Purchase and Right of First Refusal for Property located at 3159 Commerce Way (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.9

Promissory Note with Texas State Bank for Commercial Loan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.10

Unsecured Note to former Chairman of the Board, Dated April 1, 2002 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.11

Form of Note Purchase Agreement and Form of Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.12

2006 Equity Incentive Plan (incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A filed on May 1, 2006)

10.13

Alpha Omega Services, Inc. Distributor Agreement dated August 14, 2007 (incorporated by reference to Exhibit 99.1 of the Company's Current Report of Form 8-K filed on August 22, 2007).

10.14

Letter Agreement dated December 21, 2007 between the Company and Firebird Global Master Fund II, Ltd., together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act

21.

Subsidiaries (incorporated by reference to the Company’s Annual Report on From 10 KSB for the year ended December 31, 2005).

23.

Consent of Hansen, Barnett & Maxwell.

31.1

Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32.1

Certification furnished under section 906 of the Sarbanes-Oxley Act of 2002.

*This exhibit constitutes a management contract or compensatory plan or arrangement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

International Isotopes Inc.

By:  /s/ Steve T. Laflin

Steve T. Laflin

President, Chief Executive Officer,

Secretary, and Director

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March  28, 2008

/s/ Dr. Ralph Richart

Dr. Ralph Richart

Chairman of the Board of Directors

March 28, 2008

/s/ Laurie McKenzie-Carter

Laurie McKenzie-Carter

Chief Financial

March 28, 2008

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

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

International Isotopes Inc

We have audited the accompanying consolidated balance sheets of International Isotopes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Isotopes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL P.C.

Salt Lake City, Utah

March 22, 2008

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$121,887	$169,702
Accounts receivable	518,464	353,379
Inventories (Note 3)	2,502,266	2,537,627
Prepaids and other current assets	94,936	115,589
Total current assets	3,237,553	3,176,297

Long-term assets
Restricted certificate of deposit	184,937	176,966
Property, plant and equipment, net (Note 4)	2,095,610	2,077,844
Capitalized lease disposal costs, net (Note 11)	83,271	98,103
Investment	330,000	-
Patents, net (Note 5)	91,857	73,500
Total long-term assets	2,785,675	2,426,413
Total assets	$6,023,228	$5,602,710

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$441,910	$208,993
Accrued liabilities	402,950	436,099
Current installments of capital leases (Note 7)	29,648	26,518
Current installments of notes payable (Note 6)	937,969	1,738,828
Total current liabilities	1,812,477	2,410,438

Long-term liabilities
Obligation for lease disposal costs (Note 11)	221,742	206,451
Notes payable, excluding current installments (Note 6)	669,859	650,000
Capital leases, excluding current installments (Note 7)	80,138	112,111
Mandatorily redeemable convertible preferred stock (Note 8)	850,000	850,000
Total long-term liabilities	1,821,739	1,818,562
Total liabilities	3,634,216	4,229,000

Stockholders' equity (Note 8)
Common stock, $0.01 par value; 500,000,000 shares authorized; 250,481,324 and 216,721,144 shares issued and outstanding respectively	2,504,811	2,167,211
Additional paid-in capital	92,436,907	90,040,150
Accumulated deficit	(92,552,706)	(90,833,651)
Total stockholders' equity	2,389,012	1,373,710
Total liabilities and stockholders' equity	$6,023,228	$5,602,710

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2007	2006
Sale of product	$4,690,588	$4,469,538
Cost of products	2,660,781	2,462,715
Gross profit	2,029,807	2,006,823

Operating costs and expenses:
Salaries and contract labor	1,567,159	1,328,111
General, administrative and consulting	2,017,111	1,484,824
Research and development	61,279	58,360
Total operating expenses	3,645,549	2,871,295

Operating loss	(1,615,742)	(864,472)

Other income (expense):
Other income	52,354	14,228
Interest income	8,015	5,734
Interest expense	(163,682)	(192,802)
Total other (expense)	(103,313)	(172,840)

Net loss	$(1,719,055)	$(1,037,312)

Net loss per common share – basic and diluted:	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	238,939,638	211,984,394

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2006 and 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2005	206,582,688	$2,065,826	$89,429,810	$(89,796,339)	$1,699,297

Exercise of Series B warrants	10,014,490	100,145	400,579	-	500,724

Shares issued under employee stock purchase plan	123,966	1,240	8,432	-	9,672

Compensation expense related to stock options	-	-	201,329	-	201,329

Net loss	-	-	-	(1,037,312)	(1,037,312)
Balance December 31, 2006	216,721,144	2,167,211	90,040,150	(90,833,651)	1,373,710

Exercise of Series B warrants	9,363,122	93,631	374,525	-	468,156

Private placement	13,333,333	133,333	1,066,667	-	1,200,000

Shares issued under employee stock purchase plan	60,931	609	6,584	-	7,193

Shares issued for conversion of notes payable	8,420,172	84,202	589,412	-	673,614

Shares issued for Radqual acquisition	392,857	3,928	51,072	-	55,000

Shares issued for exercise of employee stock options	2,189,765	21,897	(21,897)	-	-
					-
Compensation expense related to stock options	-	-	330,394	-	330,394

Net loss	-	-	-	(1,719,055)	(1,719,055)
Balance December 31, 2007	250,481,324	$2,504,811	$92,436,907	$(92,552,706)	$2,389,012

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,719,055)	$(1,037,312)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	342,545	206,758
Loss on disposal of property, plant and equipment	-	27,263
Accretion of obligation for lease disposal costs	15,291	15,291
Compensation expense related to issuance of options	330,394	201,329
Changes in operating assets and liabilities:
Accounts receivable	(165,085)	33,483
Prepaids and other current assets	20,653	16,973
Inventories	35,361	131,284
Accounts payable and accrued liabilities	223,382	144,990
Net cash used in operating activities	(916,514)	(259,941)

Cash flows from investing activities:
Restricted certificate of deposit	(7,971)	1,718
Purchase of patents	(29,769)	-
Purchase of RadQual interest	(275,000)	-
Purchase of property, plant and equipment	(291,568)	(247,136)
Net cash used in investing activities	(604,308)	(245,418)

Cash flows from financing activities:
Proceeds from exercise of warrants	468,156	500,724
Proceeds from sale of stock and warrants	1,207,193	9,672
Proceeds from issuance of debt	-	100,000
Principal payments on notes payable and capital leases	(202,342)	(119,966)
Net cash provided by financing activities	1,473,007	490,430

Net change in cash and cash equivalents	(47,815)	(14,929)
Cash and cash equivalents at beginning of year	169,702	184,631
Cash and cash equivalents at end of year	$121,887	$169,702

Supplemental disclosure of cash flow activities:
Cash paid for interest	$166,299	$149,733

Supplemental disclosure of noncash financing and investing transactions:

Assets acquired through capital lease	$-	$202,910
Conversion of note payable and accrued interest into common stock	$673,614	$-
Issuance of shares of common stock to acquire investment	$55,000	$-
Issuance of note payable for property and equipment	$42,499	$-

See accompanying notes to consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

International Isotopes Inc. (the Company) was incorporated in Texas in November 1995. The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  The Company’s headquarters and all operations are located in Idaho Falls, Idaho. All significant accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents, totaling $121,887 and $169,702 at December 31, 2007 and 2006, respectively, consist of operating accounts, and money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2007 and 2006, the Company has pledged a certificate of deposit valued at $184,937 and $176,966, respectively as security on a letter of credit.  The letter of credit is required as part of the licensing agreement with the Nuclear Regulatory Commission (“NRC”).  Among other things, the licensing agreement calls for a letter of credit to provide a level of financial assurance to maintain licensing with the NRC.  Accordingly, withdrawal of the certificate is restricted over the remaining life of the license.

At December 31, 2007, the Company had  cash deposits in excess of federally insured limits.

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

(f)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Long-lived assets are reviewed for impairment yearly.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2007 or 2006, respectively.

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

During the fiscal year ending December 31, 2007, the Company had sales to an entity which represented more than 10% of its revenues.   The customer accounted for approximately 58% of total revenues.  At December 31, 2007, 66% of accounts receivable were from this customer.  During 2006, that same company accounted for approximately 54% of total revenues.  During 2007, there were two additional entities which accounted for approximately 27% of total revenues.  The loss of these customers may result in lower revenues and limit the cash available to grow our business and achieve profitability.

(j)

Research and Development Costs

The Company had research and development expenses totaling $61,279 in 2007 and $58,360 in 2006. These expenses were associated with initial development of the processing opportunities for new radiochemical products and for development work associated with the addition of several new products in the nuclear medicine reference and calibration business including several measurement devices, calibrated vials, and various markers.

(k)

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable and capital leases approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

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

For the twelve months ended December 31, 2007 and December 31, 2006, the Company recognized compensation expense of  $330,394 and $201,329 respectively, related to stock options. As of December 31, 2007, there was approximately $523,638 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.3 years.

(m)

Net Loss Per Common Share-Basic and Diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year.

At December 31, 2007, and 2006, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	December 31,
	2007	2006
Stock options	21,350,000	22,650,000
Warrants	26,666,662	9,454,871
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
$650,000 of convertible notes payable	-	8,125,000
	48,441,662	40,654,871

(n)

Business Segments and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in six business segments.

(o)

Reclassifications

Certain 2006, amounts have been reclassified to conform to the 2007, presentation.  These reclassifications had no effect on the previously reported net loss.

(p)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSPFIN) No 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

Business Condition –The Company has a history of recurring losses with an accumulated deficit of $92,552,706 at December 31, 2007 and a net loss of $1,719,055 for the year then ended.  The Company’s working capital has increased by $659,217 from the prior year, working capital includes inventory which will not be sold for up to three years, and the Company has used cash flows from operations of $916,514.  During 2007, the Company sought to improve future cash flows from operating activities through significant investments into facilities and infrastructure, launching new products and implementing and improving operating cost control measures.  The Company has been able to grow the Radiochemical Products segment at an annual rate of approximately 25% each year and Nuclear Medicine Reference and Calibration Standards segment at an annual rate of approximately 8% per year and anticipates similar growth trends over the coming year.  During 2006 the Company’s cobalt and radiological services segments declined by 11% and 8% respectively.  However, the reasons for these declines are not expected to be a detriment to increased revenues in this segment in the coming year.

During 2004, the Company acquired seven patents for the Fluorine Extraction Process (FEP) and began construction of a plant to use this technology to produce several high purity fluoride products, such as germanium tetrafluoride. During 2006 and 2007, the Company successfully tested the fluorine extraction process and expects to begin full commercial production in 2008.  In addition, the company obtained a Phase I SBIR grant from the National Science Foundation during 2007 and successfully completed experiments for development of alternative methods of hydrofluorocarbon production.  Based on the market size and growth outlook for high purity fluoride products, management believes this plan and its operations should increase future revenues and related opportunities in the uranium industry.

NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 2007 and 2006:

	2007	2006
Raw materials	$260,611	$263,791
Work in progress	2,241,655	2,273,836
	$2,502,266	$2,537,627

Included in inventory are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, completed flood sources and irradiated cobalt.

Work in progress includes cobalt-60 isotopes that are located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside Idaho Falls, Idaho.  These isotopes are at various stages of irradiation.  Some isotopes are near completion and others may require up to three years to complete.  At December 31, 2007 and 2006, these isotopes had a carrying value of $1,918,283 and $1,939,702, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2007 and 2006:

	2007	2006	Estimated Useful Lives
Furniture and fixtures	$107,721	$83,637	3 – 5 years
Transportation equipment	75,466	23,016	5 – 10 years
Plant and improvements	149,608	149,608	5 years
Production equipment	2,845,382	2,587,850	5 – 10 years
	3,178,177	2,844,111
Less accumulated depreciation	(1,082,567)	(766,267)
Property, plant & equipment, net	$2,095,610	$2,077,844

Depreciation was $316,193 and $181,426 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 - PATENTS

During the year ended December 31, 2007, the Company obtained certain patents and patents pending related to a Fluorine Extraction Process and a container to transport radioactive materials.  Patents, as of December 31, 2007 and 2006 are as follows:

	2007	2006
Beginning Patents	$105,000	$105,000
Additions	29,769	-
Ending patents	134,769	105,000
Accumulated amortization	(42,912)	(31,500)
Patents - net	91,857	73,500

During the year ended December 31, 2007 and 2006 respectively, the Company recognized $11,412 and $10,500 of amortization expense, respectively.  Estimated amortization expense of patents is as follows:

Years ending December 31:
2008	$15,159
2009	15,159
2010	15,159
2011	15,159
2012	15,159
Thereafter	16,062
$91,857

NOTE 6 - NOTES PAYABLE

During 2006, the Company renegotiated its $250,000 line of credit with a bank.  The line accrued interest at the bank prime rate plus 1.5%.   In September 2007, the Company converted the then outstanding amount of $150,000 to a term note due in September 2011 with interest at 9.25% and monthly payments of $3,760.

In March 2007, the $650,000 Convertible note payable along with $23,614 of accrued interest was converted to common stock at $0.08 per share, resulting in 8,420,172 shares of common stock being issued.

Notes payable as of December 31, 2007 and 2006, consist of the following:

	2007	2006
Unsecured note payable to certain directors and shareholders, accrues interest at 6%, convertible to common stock at the option of the creditor, converted to 8,125,000 shares of common stock in March 2007.	$-	$650,000
Note payable to a finance company bearing interest at 8.9%; monthly installments of $674, secured by a vehicle.	29,415	-
Bank line of credit interest at bank prime plus 1.5% (9.7% at December 31, 2006); converted to a term note in September 2007, 9.25% interest, monthly payment of $3,760, secured by equipment and accounts receivable, due September 2011.	142,240	250,000
Promissory note to a bank, bearing interest at 10.25%; monthly installments of $9,710, secured by equipment, accounts receivable and inventory; due March 2009.	595,420	648,075
Note payable to the former chairman of the board, interest accrues at 7%; payable annually on April 1; principal payments are due annually on April 1 consisting of 30% of prior year net income, with remaining balance due April 2012; unsecured.	840,753	840,753

Total notes payable	1,607,828	2,388,828
Less: current maturities	(937,969)	(1,738,828)
Notes payable, excluding current installments	$669,859	$650,000

Maturities of long-term obligations at December 31, 2007 are as follows:

Years ending December 31,
2008	$937,969
2009	597,549
2010	40,105
2011	32,205
Thereafter	-
$1,607,828

NOTE 7 – LEASE OBLIGATIONS

Capital leases

In March 2006, the Company entered into a capital lease obligation for production equipment.  The agreement calls for monthly payments of $3,341 through February 2011.

The following table summarizes equipment and the related depreciation held under capital leases at December 31, 2007 and 2006:

	2007	2006
Production equipment	$202,910	$202,910
Less: accumulated depreciation	(50,728)	(10,146)
Net equipment under capital lease	$152,182	$192,764

Operating leases

The Company leases office space, certain office equipment and production equipment under operating leases expiring at various dates through 2011. Rental expense under such leases for the years ended December 31, 2007 and 2006 was $192,676 and $155,857 respectively.

The following is a schedule by years of future minimum lease payments under capital and operating lease obligations together with the present value of the net minimum lease payments as of December 31, 2007:

Years ending December 31	Capital	Operating
2008	$40,092	$177,894
2009	40,092	120,681
2010	40,092	114,692
2011	10,023	38,128
Total minimum lease payments	130,299	$451,395
Less amount representing interest	(20,513)
Present value of net minimum lease payments	109,786
Less current portion	(29,648)
Capital lease obligation – long term	$80,138

NOTE 8 - SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK,  OPTIONS AND WARRANTS

Stock Rights Offering

During 2006, 10,014,490 Series B warrants were exercised for cash proceeds of $500,724. During 2007, 9,363,122 Series B warrants were exercised for cash proceeds of $468,156. On July 31, 2007, the remaining 90,869 Series B warrants expired and had no value.  At December 31, 2007, there were no outstanding Series B warrants.

Private Placement

On March 21, 2007, the Company completed a private placement offering of 13,333,331 Units priced at $0.09 per Unit for proceeds of $1,200,000.  Each Unit consisted of one share of common stock, one Class C warrant to purchase a share of common stock at $0.10 per share and one Class D warrant to purchase a share of common stock at $0.11 per share.  The warrants expire in March 2011.  The proceeds were allocated to the warrants based upon their fair value of $2,460,000, and resulted in $751,783 being allocated to the warrants and $448,217 allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.43%, expected dividend yield of 0%, expected volatility of 133.76% and an expected life of 4 years.  At December 31, 2007 no Class C or Class D warrants had been exercised.

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

At December 31, 2007, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share.  The shares are also convertible into common stock at a conversion price of $2.00 per share.  These preferred shares carry no dividend preferences.

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

During 2007 and 2006,  the Company issued 60,931 and 123,966 shares of common stock to employees for proceeds of $7,193 and $9,672 respectively in accordance with the employee stock purchase plan.

Stock Options

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

The 2006 Plan authorizes the issuance of up to 20,000,000 shares of Common Stock, plus 1,350,000 shares previously reserved under the Prior Plan and up to 18,650,000 additional shares that are subject to outstanding options granted under the Prior Plan, that may become available for issuance under the 2006 Plan to the extent that such outstanding options are forfeited or otherwise expire or terminate without the issuance of shares. Unless earlier terminated the 2006 Plan will terminate on July 12, 2016.  At December 31, 2007 there were 14,600,000 options available for issuance under this plan.

During the year ended December 31, 2007, the Company issued 2,000,000 options to certain employees in accordance with their respective employment agreements.   These options had a fair value of $934,422 ($0.47 per share) as estimated on the date of grant using the Black-Scholes option pricing model.  The options vest 20% per year and expire 10 years from the date of grant.  1,000,000 of the options have an exercise price of $0.40 and 1,000,000 have an exercise price of $0.70.

During the year ended December 31, 2007, 2,500,000 options were exercised under cashless exercises.  The Company issued 2,189,765 shares of common stock under the cashless exercises.

The Company made stock option grants totaling 4,000,000 shares during 2006, in accordance with the Company’s 2006 Equity Incentive Plan.  Of those options granted 1,000,000 shares were vested at the date of grant.  The options vest 25% per year, expire 10 years from the date of grant and have an exercise price of $0.08.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Expected dividend yield	-	-
Risk-free interest rate	4.6%	4.9%
Expected volatility	116%	137%
Expected life	6 years	10 years
Weighted average fair value per share	$0.47	$0.08

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

A summary of the stock options issued under the Company’s Plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	18,650,000	$0.04
Granted	4,000,000	0.08
Outstanding at December 31, 2006	22,650,000	0.04
Exercised	(2,500,000)	0.07		$995,000
Forfeited	(800,000)	0.40
Granted	2,000,000	0.55
Outstanding at December 31, 2007	21,350,000	0.05	5.6	$15,213,500

Exercisable at December 31, 2007	18,387,500	$0.04	5.1	$13,656,125

Exercisable at December 31, 2006	18,825,000	$0.03

The following table summarizes information about stock options under the Plan outstanding at December 31, 2007:

Exercise Price	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$0.02-0.03	13,500,000	$0.02	4.4	13,500,000	$0.02
$0.07-0.08	5,650,000	$0.05	7.6	3,487,500	$0.05
0.17	1,000,000	$0.40	6.6	1,000,000	$0.40
0.40	200,000	$0.70	9.6	200,000	$0.70
0.70	1,000,000	$0.17	9.8	200,000	$0.17

At December 31, 2007, there was approximately $523,638 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.3 years.

All options exercised were issued under a qualified plan and accordingly, there is no income tax affect in the accompanying financial statements.

Warrants

The following summarizes warrant activity for the years ended December 31, 2007 and 2006:

Warrants	Outstanding Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2005	19,469,361	$0.05
Exercised	(10,014,490)	0.04
Outstanding at December 31, 2006	9,454,871	0.05
Forfeited	(91,749)	0.05
Granted	26,666,662	0.11
Exercised	(9,363,122)	0.05
Outstanding at December 31, 2007	26,666,662	$0.05	3.2

NOTE 9 - INCOME TAXES

The Company paid no federal or state income taxes during 2007 or 2006.  Income tax expense on loss differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2007	2006
Income tax benefit	$(584,479)	$(352,686)
Nondeductible expenses	2,260	2,805
State taxes net of federal benefit	(79,077)	(47,716)
Change in valuation allowance	661,296	397,597
Total income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred income tax asset
Net operating loss carryforward	$2,956,925	$2,267,371
Valuation allowance	(2,806,259)	(2,144,963)
Total deferred income tax asset	150,666	122,408
Deferred income tax liability - depreciation	(150,666)	(122,408)
Deferred tax asset (liability)	$-	$-

At December 31, 2007, the Company had net operating losses of approximately $7,543,000 that will begin to expire in 2023.  The valuation allowances for 2007 and 2006 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

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

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, who controls the reactor and laboratory operations.   The revenue associated with the sale of HSA Cobalt is largely dependent on the Company’s sole customer for this product.  Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, LLC who in turn has an agreement in place with several companies for distributing the product.  A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

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

Acquisition of Interest in RadQual, LLC

During April 2007, the Company acquired 5.5 units representing a 6% interest in RadQual, LLC, for a total purchase price of $330,000. Of that amount $275,000 was paid in cash and $55,000 was paid in the form of shares of common stock of the Company. A total of 392,857 shares were issued valued at $0.14 per share.  The investment is accounted for at cost.

Other Income

The Company was awarded a grant by the National Science Foundation (NSF) Small Business Innovation Research program of approximately $100,000 to complete a Phase I investigation into the use of germanium tetrafluoride as a fluorinating agent for development of new and more efficient processes for production of hydrofluorocarbon (HFC) refrigerants.  Under this NSF program, the Company conducted experiments to obtain evidence for germanium tetrafluoride fluorination by halogen exchange.  For the year ended December 31, 2007, the Company had received $100,000 from this grant and all work under this Phase I grant was complete.  The Company has prepared a Phase II grant application, however, receipt of additional funding for Phase II is not known at this time.

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the Plan) for which employees are eligible after completing six months of full time service. Participants, under provision of Internal Revenue Code §401(k), may elect to contribute up to $15,500 of their compensation to the Plan which includes both before-tax and Roth after-tax contribution options.  Although The Company reserves the right to make discretionary matching contributions to participant accounts there were no employer matching contributions made for either 2007 or 2006.  All amounts withheld for employee contributions were made during 2007 with the exception of the final payment being made in January 2008.  This final payment was included in accrued liabilities at December 31, 2007. The employer reserves the right to terminate the Plan at any time.

NOTE 11 – OBLIGATION FOR LEASE DISPOSAL COSTS

In accordance with the provisions of SFAS No. 143, the Company has capitalized lease disposal costs of $174,745, and accumulated amortization of $91,474 and $76,642, at December 31, 2007 and 2006.

The following summarizes the asset retirement obligation activity for the years ended December 31, 2007 and 2006:

Balance January 1, 2006	$191,160
Accretion expense	15,291
Balance December 31, 2006	206,451
Accretion expense	15,291
Balance December 31, 2007	$221,742

NOTE 12 – SEGMENT INFORMATION

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

The following presents certain segment information as of and for the years ended December 31, 2007 and 2006:

Sale of Product	2007	2006
Radiochemical Products	$1,062,477	$844,014
Cobalt Products	1,064,727	1,192,024
Nuclear Medicine Standards	1,819,049	1,684,727
Radiological Services	590,160	641,411
Flourine Products	-	-
Transportation	154,175	107,362
Total Segments	4,690,588	4,469,538
Corporate revenue	-	-
Total Consolidated	$4,690,588	$4,469,538

Depreciation and Amortization	2007	2006
Radiochemical Products	$45,372	$47,983
Cobalt Products	64,728	48,359
Nuclear Medicine Standards	4,720	10,122
Radiological Services	458	1,600
Flourine Products	178,884	57,837
Transportation	15,386	4,508
Total Segments	309,548	170,409
Corporate depreciation and amortization	32,997	36,349
Total Consolidated	$342,545	$206,758

Segment Income (Loss)	2007	2006
Radiochemical Products	$142,402	$50,408
Cobalt Products	515,065	476,145
Nuclear Medicine Standards	646,970	683,840
Radiological Services	313,034	410,604
Flourine Products	(975,666)	(727,461)
Transportation	(91,583)	(122,365)
Total Segments	550,222	771,171
Corporate loss	(2,269,277)	(1,808,483)
Net Loss	$(1,719,055)	$(1,037,312)

Expenditures for Segment Assets	2007	2006
Radiochemical Products	$-	$-
Cobalt Products	198,024	59,454
Nuclear Medicine Standards	-	-
Radiological Services	-	-
Flourine Products	61,017	165,111
Transportation	53,160	19,369
Total Segments	312,201	243,934
Corporate purchases	21,866	3,202
Total Consolidated	$334,067	$247,136

Segment Assets	2007	2006
Radiochemical Products	$311,278	$348,769
Cobalt Products	2,915,698	2,772,027
Nuclear Medicine Standards	439,875	438,522
Radiological Services	28,374	58,999
Flourine Products	1,255,049	1,343,799
Transportation	59,766	38,255
Total Segments	5,010,040	5,000,371
Corporate assets	1,013,188	602,339
Total Consolidated	$6,023,228	$5,602,710

NOTE 13 - SUBSEQUENT EVENTS

On January 3, 2008, the Company negotiated a consulting agreement with an individual to provide consulting services related to the fluorine extraction process. The agreement states that the consultant will provide 20-40 hours of service per month at a rate of $125 per hour. In connection with this consulting agreement, the Company also granted 400,000 options to purchase shares of common stock to this individual. The options have an exercise price of $0.77 per share, vest 25% each year subsequent to the grant date, and expire on January 3, 2018.

During January 2008, 13,333,331 warrants were exercised for cash totaling $1,466,666.