Form 10KSB/A
period 2007-12-31
INTERNATIONAL ISOTOPES INC
filed 2008-04-30
CIK 1038277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

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

As of April 25, 2008 the number of shares outstanding of common stock, $.01 par value was 265,665,967 shares.

Transition Small Business Disclosure Format.  YES ( )    NO (X)

EXPLANATORY NOTE

This Form 10-KSB/A constitutes Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Form 10-KSB”), filed by the Registrant with the Commission on March 28, 2008.  The sole purpose of this amendment is to file with the Commission the information required by Item 12 of Part III of Form 10-KSB that was not included in the Registrant's Proxy Statement filed with the Commission on April 21, 2008 and incorporated by reference to the Form 10-KSB pursuant to General Instruction E(3) to Form 10-KSB.  There are no other changes made by this Amendment No. 1.

As required by Rule 12b-15, in connection with this Form 10-KSB/A the Registrant's Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated as of April 30, 2008.  Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form 10-KSB.  Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the filing of the Form 10-KSB.

PART III.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants, the 2002 Long Term Incentive Plan, the International Isotopes Employee Stock Purchase Plan and the 2006 Equity Incentive Plan, each of which have been approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2007:

Equity Compensation Plan Information
December 31, 2007

	(a)	(b)	(c)
		Weighted-	Number of securities
	Number of	average	remaining available for
	securities to be issued	exercise price of	future issuance under
	upon exercise of	outstanding	equity compensation
	outstanding options,	options,	plans (excluding
	warrants,	warrants,	securities reflected in
Plan Category	and rights	and rights	column) (a)

Equity compensation plans approved by shareholders:	21,950,000	$.10	17,082,291(1)
Equity compensation plans not approved by shareholders		$

Total	21,950,000	$.10	17,082,291

(1)  Includes 15,350,000 shares available for issuance under the 2006 Equity Incentive Plan and 1,732,291 shares available for issuance under the International Isotopes Employee Stock Purchase Plan.  Up to 16,150,000 shares that are currently subject to outstanding options granted under the 2002 Long Term Incentive Plan may become available for issuance under the Company’s 2006 Equity Incentive Plan in the future to the extent those shares are not issued (for example, if those options expire without being exercised).  Shares available for issuance under the Company’s 2006 Equity Incentive Plan may be granted in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights or any other form of equity compensation approved by the Compensation Committee or the Board

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Isotopes Inc.

Date: April 30, 2008	/s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, Secretary, and Director

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2	Certification under section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

3