Form 10-Q
period 2008-03-31
INTERNATIONAL ISOTOPES INC
filed 2008-05-09
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated Filer  ☐

             Non-accelerated filer   ☐ (Do not check if smaller reporting company)

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of May 9, 2008 the number of shares of Common Stock, $.01 par value, outstanding was 278,888,188.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 – Management's Discussion and Analysis of Operations or Plan of Operation	11
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	12
Item 4 – Disclosure, Controls, and Procedures	13

PART II – OTHER INFORMATION
Item 6 – Exhibits	13

Signatures	14

Part I.  Financial Statements

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$1,003,259	$121,887
Accounts receivable	536,836	518,464
Inventories	2,606,712	2,502,266
Prepaids and other current assets	98,274	94,936
Total current assets	4,245,081	3,237,553

Long-term assets
Restricted certificate of deposit	245,000	184,937
Property, plant and equipment, net	2,179,217	2,095,610
Capitalized lease disposal costs, net	98,098	83,271
Investment	330,000	330,000
Patents, net	90,103	91,857
Total long-term assets	2,942,418	2,785,675
Total assets	$7,187,499	$6,023,228

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$402,559	$441,910
Accrued liabilities	521,899	402,950
Current installments of capital leases	30,487	29,648
Current installments of notes payable	939,572	937,969
Total current liabilites	1,894,517	1,812,477

Long-term liabilities
Obligation for lease disposal costs	246,999	221,742
Capital leases, excluding current installments	72,195	80,138
Notes payable, excluding current installments	644,872	669,859
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,814,066	1,821,739
Total liabilities	3,708,583	3,634,216

Stockholders’ Equity

Common stock, $0.01 par value; 500,000,000 shares authorized; 264,047,395 and 250,481,324 shares issued and outstanding respectively	2,640,474	2,504,811
Additional paid-in capital	93,857,092	92,436,907
Accumulated deficit	(93,018,650)	(92,552,706)
Total stockholders’ equity	3,478,916	2,389,012
Total liabilities and stockholders’ equity	$7,187,499	$6,023,228

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2008	2007
Sale of product	$1,307,938	$902,632
Cost of product	609,536	529,019
Gross profit	698,402	373,613

Operating costs and expenses:
Salaries and contract labor	512,612	336,262
General, administrative and consulting	617,167	575,705
Research and development	15,728	8,858
Total operating expenses	1,145,507	920,825

Operating loss	(447,105)	(547,212)

Other income (expense)
Other income	12,016	68,870
Interest income	5,314	1,936
Interest expense	(36,169)	(42,140)
Total other income (expense)	(18,839)	28,666
Net loss	$(465,944)	$(518,546)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	262,570,892	219,552,696

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(465,944)	$(518,546)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	93,545	81,158
Acretion of obligation for lease disposal costs	6,722	3,823
Compensation expense related to issuance of options	87,672	44,052
Changes in operating assets and liabilities:
Accounts receivable	(18,372)	(133,430)
Prepaids and other current assets	(3,338)	33,921
Inventories	(104,446)	(121,592)
Accounts payable and accrued liabilities	79,598	42,918
Net cash used in operating activities	(324,563)	(567,696)

Cash flows from investing activities:
Restricted certificate of deposit	(60,063)	(1,976)
Purchase of property, plant and equipment	(171,690)	(112,959)
Net cash used in investing activites	(231,753)	(114,935)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,466,666	35,645
Proceeds from sale of stock	1,510	1,202,305
Principal payments on notes payable	(30,488)	(34,439)
Net cash provided by financing activities	1,437,688	1,203,511

Net change in cash and cash equivalents	881,372	520,880
Cash and cash equivalents at beginning of period	121,887	169,702
Cash and cash equivalents at end of period	$1,003,259	$690,582

Supplemental disclosure of cash flow activities:
Cash paid for interest	$22,581	$23,828

Non-cash investing and financing activities:
Issuance of note payable for property and equipment	$-	$42,499

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

Nature of Operations –The Company’s business consists of six major business segments which include: Nuclear Medicine, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets. As of March 31, 2008, the Company had 30 full time employees.

 Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Recent Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the period ended March 31, 2008, the Company had a loss of $465,944 and operations used cash of $324,563.  During the same period in 2007, the Company had a loss of $518,546 and operations used cash of $567,696. The Company believes that continued growth in their major business segments, and the start of the fluorine product sales will lead to increased revenue and improved cash flow for the Company.  Based upon these improvements to business conditions, management expects to generate sufficient cash flows to meet operational needs during 2008; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At March 31, 2008, and 2007, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	March 31,
	2008	2007
Stock options	20,430,000	22,650,000
Series B warrants	-	8,741,965
Class C warrants	13,333,331	13,333,331
Class D warrants	-	13,333,331
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
$650,000 of convertible notes payable	-	8,125,000
	34,188,331	66,608,627

(4)

Inventories

Inventories consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	$254,366	$260,611
Work in progress	2,352,346	2,241,655
	$2,606,712	$2,502,266

(5)

Stockholders’ Equity and Warrants

Options

During the three months ended March 31, 2008, certain option holders exercised 320,000 options under cashless exercises and the Company issued 230,204 shares of common stock.

Warrants

During January 2008, 13,333,331 Series D warrants were exercised for cash totaling $1,466,666.  In April 2008, the holders of all Class C warrants agreed to amend the terms of the Class C warrant to allow for the Company’s call of those warrants.  Subsequent to completing this modification, all Class C warrants were exercised for cash totaling $1,333,331 and the Company issued 13,333,331 exchange (Class E) warrants in accordance with the terms of the Class C warrant. Class E warrants entitle the holder to purchase shares of common stock, $0.01 par value per share, at an exercise price equal to $0.869 per share. Class E warrants expire March 20, 2011.

Employee Stock Purchase

During the three months ended March 31, 2008, the Company issued 2,538 shares of common stock to employees for proceeds of $1,510.  Subsequent to March 31, 2008, the Company issued 7,460 shares of common stock to employees for proceeds of $4,883.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

(6)

Stock-based Compensation Plans

The Company accounts for issuances of stock-based compensation to employees under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123(R) and EITF 96-18.  Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance.  The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable.  The fair value of the stock options granted was calculated using the Black-Scholes option pricing model as prescribed by SFAS 123(R).

In January 2008, the Company granted stock options to a consultant to purchase 400,000 shares of common stock, with an exercise price of $0.77 per share.  The options vest at the rate of 25% each year over four years beginning one year from the date granted.  The options had a grant date fair value of $258,012 or $0.65 per share as calculated using the Black-Scholes option pricing model.

The following are the weighted-average assumptions used for options granted during the three months ended March 31, 2008:

Expected dividend yield	-
Risk-free interest rate	3.33%
Expected volatility	110.92%
Expected life	6.26 years
Weighted average fair value per share	$0.06

In accordance with EITF 96-18, as of March 31, 2008, the options awarded to consultants were re-valued using the Black-Scholes option pricing model and had a fair value of $246,237 or $0.62 per share with the following assumptions: volatility of 101.31%, remaining expected life of six years, risk free interest rate of 2.57% and no dividends.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.  The dividend yield represents the anticipated cash dividend over the expected life of the stock options.

Compensation expense charged against income for stock based awards during the three months ended March 31, 2008 was $87,672, as compared to $44,052 for the three months ended March 31, 2007, and is included in general and administrative expense in the accompanying financial statements.

A summary of the status of the stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2007	21,350,000	$0.05
Granted	400,000	0.77
Exercised	(320,000)	0.28		$230,000
Forfeited	(1,000,000)	0.17
Outstanding at March 31, 2008	20,430,000	0.09	5.3	$15,834,900

Exercisable at March 31, 2008	17,105,000	0.04	4.7	$14,013,400

The intrinsic value is based on a March 31, 2008 closing price of the Company’s common stock of $0.86 per share.

As of March 31, 2008, there was approximately $545,299 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.2 years.

(7)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, which controls the reactor operations and, therefore, controls the continued production of cobalt in the government funded  reactor.  The revenue associated with the sale of HSA Cobalt is largely dependent on General Electric, the Company’s sole customer for this product.  Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with another of our customers, RadQual, LLC, which in turn has an agreement in place with several companies for distributing the product.  A loss of either of these customers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within the facility.   Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but this license does not currently restrict the volume of business operation performed or projected to be performed in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Texas State Bank and Wells Fargo Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

(8)

Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

The Company has six reportable segments which include; Nuclear Medicine, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended March 31,
Sale of Product	2008	2007
Radiochemical Products	$318,408	$225,914
Cobalt Products	270,528	39,025
Nuclear Medicine	447,410	463,868
Radiological Services	245,722	147,609
Flourine Products	-	-
Transportation	25,870	26,216
Total Segments	1,307,938	902,632
Corporate revenue	-	-
Total Consolidated	$1,307,938	$902,632

	Three Months ended March 31,
Depreciation and Amortization	2008	2007
Radiochemical Products	$11,326	$11,395
Cobalt Products	22,319	15,906
Nuclear Medicine	846	1,758
Radiological Services	813	314
Flourine Products	40,846	39,531
Transportation	4,591	1,273
Total Segments	80,741	70,177
Corporate depreciation and amortization	12,804	10,981
Total Consolidated	$93,545	$81,158

	Three Months ended March 31,
Segment Income (Loss)	2008	2007
Radiochemical Products	$6,332	$18,883
Cobalt Products	195,274	7,087
Nuclear Medicine	173,970	143,019
Radiological Services	173,756	75,800
Flourine Products	(288,355)	(268,777)
Transportation	(34,959)	(25,045)
Total Segments	226,018	(49,033)
Corporate loss	(691,962)	(469,513)
Net Loss	$(465,944)	$(518,546)

	Three Months ended March 31,
Expenditures for Segment Assets	2008	2007
Radiochemical Products	$-	$-
Cobalt Products	118,000	83,958
Nuclear Medicine	-	-
Radiological Services	48,795	-
Flourine Products	1,636	27,812
Transportation	-	42,499
Total Segments	168,431	154,269
Corporate purchases	3,259	1,189
Total Consolidated	$171,690	$155,458

Segment Assets	March 31, 2008	December 31, 2007
Radiochemical Products	$337,029	$311,278
Cobalt Products	3,056,481	2,915,698
Nuclear Medicine Standards	434,040	439,875
Radiological Services	123,192	28,374
Flourine Products	1,211,177	1,255,049
Transportation	55,175	59,766
Total Segments	5,217,094	5,010,040
Corporate assets	1,970,405	1,013,188
Total Consolidated	$7,187,499	$6,023,228

(9)

Subsequent Events

As noted in Note (5) in April 2008 all 13,333,331 Class C warrants were called for cash totaling $1,333,331.

In addition, in April 2008 the Company issued 7,460 shares of common stock through the Employee Stock Purchase Program.

In April 2008, 1,500,000 share of common stock were issued to one employee for $30,000 cash in accordance with the Company’s Incentive Stock Option Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly  Report are forward looking.  In particular, statements regarding growth in our business segments; increased cash flow to meet operational needs;  improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; and the consequences of the loss of any of our major customers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the securities and Exchange Commission on March 28, 2008.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2008 and 2007.

Revenues for the three-month period ended March 31, 2008 were $1,307,938 as compared to $902,632 for the same period in 2007, an increase of $405,306 or approximately 45%.  The increase in total revenues was attributable to strong performance in cobalt products, radiochemical products, and radiological services business segments.  Revenues from the sale of cobalt products for the three-month period ending March 31, 2008 were $270,528 compared to $39,025 for the similar period in 2007.  This represents nearly a factor of six increase in revenue in the segment and is attributable to increased sales of sealed cobalt sources and teletherapy capsules to numerous customers.  Revenues from the sale of radiochemical products for the three-month period ending March 31, 2008 were $318,408 compared to $225,914 for the similar period in 2007.  This represents an increase in revenue of $92,495 or nearly a 41% in the segment and is attributable to increased sales of radiochemical iodine-131.  And, finally revenues from radiological services segment for the three-month period ending March 31, 2008 were $245,722 compared to $147,609 for the similar period in 2007.  This represents an increase in revenue of $98,113 or approximately a 66% and is primarily attributable to increased volumes of gemstone processing that have resulted following resolution of the regulatory issues that had limited revenues in this segment during 2007.

Gross profit for the three-month period ended March 31, 2008 was $698,402 (or 53% of revenue) compared to $373,613 (or 41% of revenue) for the same period in 2007.  Operating expenses for the period were $1,145,507 for the three-month period ended March 31, 2008 compared to $920,825 for the same period of 2007.  Although operating expense increased by $224,682, or 24%, in the period comparisons, it is important to note that when compared to revenue, operating expense actually declined from 102% of revenue for the period in 2007 to approximately 88% of revenue for the same period in 2008.  The most significant factor in the increased operating expense was attributable to an increases in contract labor expense, and cost of stock option benefits during the period.  Salaries and contract labor expenses totaled $512,612 for the three-month period ended March 31, 2008, as compared to $336,262 for the same period of 2007, an increase of $176,350 or 52% and primarily attributable to accounting methods of costing stock options.   General and administrative (G&A) expense, for the three-month period ended March 31, 2008, were $617,167 as compared to $575,705 for the same period of 2007, an increase of $41,462 or 7%, and was attributable to additions to administrative staff.

Our loss for the three-month period ended March 31, 2008, was $465,944 compared to a loss of $518,546 for the same period in 2007.  This represents a decrease in loss of $52,608 for the periods in comparison.  The major elements responsible for this decreased loss were increased revenues in the three major segments discussed above, the reduction in costs of goods sold what has resulted in improved gross profit performance, and reductions in operating costs as compared to the percentage of total revenue for the period.

Interest expense for the three-month period ended March 31, 2008 was $36,169 as compared to $42,140 for the same period in 2007.  The small reduction in interest payments was attributable to reduced principal balances on the Company’s remaining outstanding long and short term debt.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2008, we had cash and cash equivalents of $1,003,259 compared to $121,887 at December 31, 2007.  For the three months ended March 31, 2008, net cash used in operating activities was $324,563, net cash used in investing activities was $231,753, and net cash used in financing activities was $1,437,688.  The increase in net cash was attributable to the exercise of the Class D warrants for $1,466,666 in cash that was completed during the first quarter.

In April 2008, the Company’s Class C warrant holders agreed to modify the terms of their warrants to allow a call of  the warrants by the Company and to complete a cash exercise of those warrants.  As a result, the warrant holders paid $1,333,331 to the Company and the Company issued 13,333,331 shares of common stock and 13,333,331 exchange warrants (Class E) with an exercise price of $0.869 per share in accordance with the terms of the class C warrant agreement.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders.    We have 13,333,331 Class E warrants still outstanding that were issued in connection with the exercise of the Class C warrants issued in the Company’s Private Placement Offering conducted in 2007.

As mentioned in Note (9), in April 2008, 1,500,000 shares of common stock were issued for cash of $30,000.  This stock issuance was in association with one employee’s purchase of shares in accordance with our stock option plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS, AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

4.1

Form of Class E Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

10.1

Letter Agreement effective as of April 9, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32

Certification by the Chief Executive and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Isotopes Inc.
(Registrant)

Date: May 9, 2008	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit

Number

Description of Document

3(i)

Second Amended and Restated Articles of Incorporation (incorporated by reference to Appendix C to the Company's definitive proxy statement on Schedule 14A filed on April 28, 2005).

3(ii)

Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form  SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Class E Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

10.1

Letter Agreement effective as of April 9, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32

Certification by the Chief Executive and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002