Form 10-Q
period 2008-06-30
INTERNATIONAL ISOTOPES INC
filed 2008-08-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(208) 524-5300

(Registrant’s telephone number, including area code)

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

☐ Yes  ☒ No

As of August 14, 2008 the number of shares of Common Stock, $.01 par value, outstanding was 280,403,608.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 – Management's Discussion and Analysis of Operations or Plan of Operation	12
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	14
Item 4 – Disclosure, Controls, and Procedures	14

PART II – OTHER INFORMATION
Item 6 – Exhibits	15

Signatures	15

Part I.  Financial Statements

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Assets	June 30, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$1,172,030	$121,887
Accounts receivable	564,763	518,464
Inventories	2,505,487	2,502,266
Prepaids and other current assets	60,393	94,936
Total current assets	4,302,673	3,237,553

Long-term assets
Restricted certificate of deposit	258,000	184,937
Property, plant and equipment, net	3,020,306	2,095,610
Capitalized lease disposal costs, net	94,390	83,271
Investment	1,290,000	330,000
Patents, net	99,315	91,857
Total long-term assets	4,762,011	2,785,675
Total assets	$9,064,684	$6,023,228

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$261,983	$441,910
Accrued liabilities	390,542	402,950
Current installments of capital leases	31,349	29,648
Current installments of notes payable	1,448,528	937,969
Total current liabilites	2,132,402	1,812,477

Long-term liabilities
Obligation for lease disposal costs	253,801	221,742
Capital leases, excluding current installments	64,027	80,138
Notes payable, excluding current installments	112,121	669,859
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,279,949	1,821,739
Total liabilities	3,412,351	3,634,216

Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 280,395,304 and 250,481,324 shares issued and outstanding respectively	2,803,953	2,504,811
Additional paid-in capital	96,113,740	92,436,907
Accumulated deficit	(93,265,360)	(92,552,706)
Total stockholders' equity	5,652,333	2,389,012
Total liabilities and stockholders' equity	$9,064,684	$6,023,228

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June30,
	2008	2007	2008	2007
Sale of product	$1,876,042	$1,203,305	$3,183,980	$2,105,937
Cost of product	925,371	647,888	1,534,907	1,176,907
Gross profit	950,671	555,417	1,649,073	929,030

Operating costs and expenses:
Salaries and contract labor	507,865	358,560	1,020,477	694,822
General, administrative and consulting	663,415	496,491	1,280,582	1,072,196
Research and development	6,390	10,061	22,118	18,919
Total operating expenses	1,177,670	865,112	2,323,177	1,785,937

Operating loss	(226,999)	(309,695)	(674,104)	(856,907)

Other income (expense):
Other income	8,386	-	20,402	68,870
Interest income	8,042	2,082	13,356	4,018
Interest expense	(36,139)	(43,835)	(72,308)	(85,975)
Total other expense	(19,711)	(41,753)	(38,550)	(13,087)
Net loss	$(246,710)	$(351,448)	$(712,654)	$(869,994)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	277,122,436	238,935,747	270,055,656	229,244,222

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(712,654)	$(869,994)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	193,390	165,767
Accretion of obligation for lease disposal costs	13,524	7,645
Compensation expense related to issuance of options	179,585	88,467
Changes in operating assets and liabilities:
Accounts receivable	(46,299)	(308,932)
Prepaids and other assets	34,543	57,329
Inventories	(3,221)	(161,894)
Accounts payable and accrued liabilities	(192,333)	165,123
Net cash used in operating activities	(533,465)	(856,489)

Cash flows from investing activities:
Restricted certificate of deposit	(73,063)	(3,952)
Purchase of RadQual interest	-	(275,000)
Purchase of property, plant and equipment	(1,118,130)	(228,534)
Net cash used in investing activites	(1,191,193)	(507,486)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,799,997	269,539
Proceeds from sale of stock	36,393	1,203,800
Principal payments on notes payable and capital leases	(61,589)	(154,887)
Net cash provided by financing activities	2,774,801	1,318,452

Net decrease in cash and cash equivalents	1,050,143	(45,523)
Cash and cash equivalents at beginning of period	121,887	169,702
Cash and cash equivalents at end of period	$1,172,030	$124,179

Supplemental disclosure of cash flow activities:
Cash paid for interest	$102,535	$115,758

Supplemental disclosure of noncash transactions:
Conversion of note payable and accrued interest into common stock	$-	$673,614
Issuance of note payable for property and equipment	$-	$42,499
Issuance of 392,620 shares of common stock at $0.14 per share to acquire investment	$-	$55,000
Increase in Lease Disposal Costs	$18,535	$-
Acquisition of interest in RadQual LLC in exchange for issuance of 1,370,753 shares of stock.	$960,000	$-

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and six-month periods ending June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the six-month period ended June 30, 2008, the Company had a loss of $712,654 and operations used cash of $533,465.  During the same period in 2007, the Company had a loss of $869,994 and operations used cash of $856,489. During the three-month period ended June 30, 2008, the Company had a loss of $246,710 as compared to a loss of $351,448 for the similar period in 2007. The Company believes that continued growth in their major business segments, and the start of the fluorine product sales will lead to increased revenue and improved cash flow for the Company.  Based upon these improvements to business conditions, management expects to generate sufficient cash flows to meet operational needs during 2008; however, there is no assurance that these cash flows will occur.

(3)

Net Loss Per Common Share - Basic and Diluted

At June 30, 2008, and 2007, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	June 30,
	2008	2007
Stock options	18,780,000	22,650,000
Series B warrants	-	4,061,058
Class C warrants	-	13,333,331
Class D warrants	-	13,333,331
Class E warrants	13,333,331	-
850 shares of Series B redeemable
convertible preferred stock	425,000	425,000
	32,538,331	53,802,720

(4)

Inventories

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$254,343	$260,611
Work in progress	2,251,144	2,241,655
	$2,505,487	$2,502,266

(5)

Asset Acquisition

In May 2008, the Company entered into an Asset Purchase Agreement with Sequoyah Fuels Corporation to which the Company purchased certain tangible and intangible assets related to Sequoyah’s depleted uranium hexafluoride to depleted uranium tetrafluoride conversion facility located in Gore, Oklahoma.  On May 30, 2008, the Company and Sequoyah entered into a Technical Support Services Agreement pursuant to which Sequoyah will perform up to 500 hours of certain technical services to support the Acquired Assets.  As consideration for the acquired assets and the service agreement, the Company paid Sequoyah $900,000 cash.  The Company is currently considering how to allocate the purchase price among tangible assets, intangible assets and the service agreement and currently  has the entire $900,000 recorded as production equipment.  These assets are not being depreciated until such time as the assets are placed into service.

(6)

Stockholders’ Equity and Warrants

Options

During the six months ended June 30, 2008, certain option holders exercised 470,000 options under cashless exercises and the Company issued 366,568 shares of common stock. Certain option holders also exercised 1,500,000 options at $0.20 per share for $30,000 and the Company issued 1,500,000 shares of common stock.

Warrants

During January 2008, 13,333,331 Series D warrants were exercised for cash totaling $1,466,666.  In April 2008, the holders of all Class C warrants agreed to amend the terms of the Class C warrant to allow for the Company’s call of those warrants.  Subsequent to completing this modification, all Class C warrants were exercised for cash totaling $1,333,333 and the Company issued 13,333,331 exchange (Class E) warrants in accordance with the terms of the Class C warrant. Class E warrants entitle the holder to purchase shares of common stock, $0.01 par value per share, at an exercise price equal to $0.869 per share. Class E warrants expire March 20, 2011.

Employee Stock Purchase

During the six months ended June 30, 2008, the Company issued 9,998 shares of common stock to employees for proceeds of $6,393.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123(R) and EITF 96-18.  Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance.  The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable.  The fair value of the stock options granted was calculated using the Black-Scholes option pricing model.

In January 2008, the Company granted stock options to a consultant to purchase 400,000 shares of common stock, with an exercise price of $0.77 per share.  The options vest at the rate of 25% each year over four years beginning one year from the date granted.  The options had a grant date fair value of $258,012 or $0.65 per share as calculated using the Black-Scholes option pricing model.

The weighted average assumptions for options granted during the six months ended June 30, 2008 used an expected dividend yield of zero and a risk-free interest rate of 3.33%. The expected volatility factor used was 110.92% with an expected life of 6.26 years.  Weighted average fair value per share was assumed to be $0.62.

In accordance with EITF 96-18, as of June 30, 2008, the options awarded to consultants were re-valued using the Black-Scholes option pricing model and had a fair value of $227,130 or $0.57 per share with the following assumptions: volatility of 89.28%, remaining expected life of six years, risk free interest rate of 3.48% and no dividends.

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

Compensation expense charged against income for stock based awards during the six months ended June 30, 2008 was $179,588, as compared to $88,467 for the six months ended June 30, 2007, and is included in general and administrative expense in the accompanying financial statements.

A summary of the status of the stock options as of June 30, 2008, and changes during the six months ended June 30, 2008, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2007	21,350,000	$0.05
Granted	400,000	0.77
Exercised	(1,970,000)	0.07		$1,521,500
Forfeited	(1,000,000)	0.17
Outstanding at June 30, 2008	18,780,000	0.09	5.2	$13,324,600

Exercisable at June 30, 2008	15,455,000	0.04	4.5	$11,707,600

The intrinsic value of outstanding and exercisable shares is based on a June 30, 2008 closing price of the Company’s common stock of $0.80 per share.

As of June 30, 2008, there was approximately $438,098 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.1 years.

(7)

Acquisition of Interest in RadQual, LLC

During April 2007, the Company acquired 6% of the equity interests of RadQual, LLC for a cash payment of $330,000.  In May 2008, the Company acquired an additional 18.5% interest by issuing 1,370,753 shares of common stock valued at $960,000 or $0.70 per share.  The remaining 75.5% ownership of RadQual is concentrated among a very small group of investors and due to this concentration the Company is unable to influence significant control.  The company did not receive financial information in a manner timely enough to convert to the equity method of accounting for this asset; accordingly, the investment in RadQual will continue to be recorded at the lower of cost or fair value in accordance with FASB Interpretation 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.”  The 24.5% ownership of RadQual has been recorded at cost of $1,290,000.

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

The Company has six reportable segments which include; Nuclear Medicine, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended June 30,		Six Months ended June 30,
Sale of Product	2008	2007	2008	2007

Radiochemical Products	$349,990	$284,092	$668,398	$510,006
Cobalt Products	879,516	175,015	1,150,044	214,040
Nuclear Medicine Standards	464,288	455,910	911,698	919,778
Radiological Services	166,548	219,290	412,270	366,899
Fluorine Products	-	-	-	-
Transportation	15,700	68,998	41,570	95,214
Total Segments	1,876,042	1,203,305	3,183,980	2,105,937
Corporate revenue	-	-	-	-
Total Consolidated	$1,876,042	$1,203,305	$3,183,980	$2,105,937

	Three Months ended June 30,		Six Months ended June 30,
Depreciation and Amortization	2008	2007	2008	2007

Radiochemical Products	$11,326	$11,326	$22,652	$22,721
Cobalt Products	26,181	15,906	48,500	31,812
Nuclear Medicine Standards	846	1,147	1,692	2,905
Radiological Services	1,991	144	2,804	458
Fluorine Products	50,917	38,258	91,763	77,789
Transportation	4,666	4,574	9,257	5,847
Total Segments	95,927	71,355	176,668	141,532
Corporate depreciation and amortization	3,918	13,254	16,722	24,235
Total Consolidated	$99,845	$84,609	$193,390	$165,767

	Three Months ended June 30,		Six Months ended June 30,
Segment Income (Loss)	2008	2007	2008	2007

Radiochemical Products	$52,218	$39,425	$58,550	$58,308
Cobalt Products	440,240	23,324	635,514	30,411
Nuclear Medicine Standards	219,897	194,202	393,867	337,221
Radiological Services	101,938	140,721	275,694	216,521
Fluorine Products	(310,003)	(223,137)	(598,358)	(491,914)
Transportation	(48,328)	3,189	(83,287)	(21,856)
Total Segments	455,962	177,724	681,980	128,691
Corporate Loss	(702,672)	(529,172)	(1,394,634)	(998,685)
Net Loss	$(246,710)	$(351,448)	$(712,654)	$(869,994)

	Three Months ended June 30,		Six Months ended June 30,
Expenditures for Segment Assets	2008	2007	2008	2007

Radiochemical Products	$-	$-	$-	$-
Cobalt Products	23,771	83,958	141,771	83,958
Nuclear Medicine Standards	-	-	-	-
Radiological Services	3,200	-	51,995	-
Fluorine Products	912,836	101,099	914,473	128,911
Transportation	6,633	9,940	6,633	52,439
Total Segments	946,440	194,997	1,114,872	265,308
Corporate purchases	-	4,536	3,258	5,725
Total Consolidated	$946,440	$199,533	$1,118,130	$271,033

	June 30,	December 31,
Segment Assets	2008	2007

Radiochemical Products	$342,004	$311,278
Cobalt Products	3,116,746	2,915,698
Nuclear Medicine Standards	474,522	439,875
Radiological Services	93,977	28,374
Fluorine Products	2,077,758	1,255,049
Transportation	57,142	59,766
Total Segments	6,162,149	5,010,040
Corporate assets	2,902,535	1,013,188
Total Consolidated	$9,064,684	$6,023,228

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three-month and six-month periods ended June 30, 2008, and 2007.

Revenues for the three and six-month period ended June 30, 2008 were $1,876,042 and $3,183,980 as compared to $1,203,305 and $2,105,937 for the same periods in 2007, an increase of $672,737 and $1,078,043 or approximately 56% and 51% respectively.  The increase in total revenues was attributable to strong performance in cobalt products and radiochemical products business segments.  Revenues from the sale of cobalt products for the six-month period ending June 30, 2008 were $1,150,044 compared to $214,040 for the similar period in 2007.  Revenues from the sale of cobalt products for the three-month period ending June 30, 2008 were $879,516 compared to $175,015 for the similar period in 2007. This represents approximately a factor of five increase in revenue in the segment.  The increase is largely attributable to continued increased sales of sealed cobalt sources and teletherapy capsules to numerous customers.  The sales of bulk cobalt also had a significant impact upon revenues for the period.  The timing of large bulk cobalt product sales during the course of the calendar year has a significant impact upon period comparisons.

Excluding bulk cobalt sales, revenues for the three-month period ended June 30, 2008, were $1,387,786 as compared to $1,203,305 for the same period in 2007, which represents an increase of $184,481 or 15%.   Excluding bulk cobalt product sales, revenues for the six-month period ended June 30, 2008, were $2,695,724 as compared to $2,105,937 for the same period in 2007, which represents an increase of $589,787 or 28%.  Management believes that excluding sales of bulk cobalt products from the period comparisons of revenues provides useful information to investors. Historically the Company has excluded all cobalt product sales for period comparisons.  However, the growth in sales of cobalt products, such as sealed sources warrants adjusting this comparison to only exclude bulk cobalt product sales revenues for the period comparisons. Please refer to the following tables for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended June 30, 2008	Period ended June 30, 2007
Total Revenues	$1,876,042	$1,203,305
Bulk Cobalt Products Revenues	$488,256	$0
Total Revenues Excluding Cobalt Products Revenues	$1,387,786	$1,203,305

Six-Month Financial Measure Reconciliation

	Period ended June 30, 2008	Period ended June 30, 2007
Total Revenues	$3,183,980	$2,105,937
Bulk Cobalt Products Revenues	$488,256	$0
Total Revenues Excluding Cobalt Products Revenues	$2,695,724	$2,105,937

Revenues from the sale of radiochemical products for the three-month period ending June 30, 2008, were $349,990 compared to $284,092 for the similar period in 2007.  Revenues from the sale of radiochemical products for the six-month period ending June 30, 2008, were $668,398 compared to $510,006 for the similar period in 2007.  These represent increases in revenue of $65,898, or about 23%, and $158,392, or about 31% for the three and six-month periods respectively.  Increases in the segment performance are attributable to increased sales of radiochemical iodine-131. Revenues from nuclear medicine products for the three-month period ending June 30, 2008 were $464,288 compared to $455,910 for the similar period in 2007. Revenues from the sale of nuclear medicine products for the six-month period ending June 30, 2008, were $911,698 compared to $919,778 for the similar period in 2007.  This represents an increase in income of $8,378 or 1.1% and a decrease in income of $8,080 or less than 1% respectively. Revenues from radiological services segment for the three-month period ending June 30, 2008, were $166,548 compared to $219,290 for the similar period in 2007; a decrease of $52,742 or 24%. Revenues from radiological services segment for the six-month period ending June 30, 2008, were $412,270 compared to $366,899 for the similar period in 2007.  This represents an increase in revenue of $45,371 or approximately a 12% increase and is primarily attributable to increased volumes of gemstone processing that have resulted following resolution of the regulatory issues that had limited revenues in this segment during 2007.

Gross profit for the three and six-month period ended June 30, 2008, was $950,671 and $1,649,073 compared to $555,417 and $929,030 for the same periods in 2007.  These represent increases of $395,254 or 71%, and $720,043 or 78%, for the three and six month periods respectively.  Operating expenses increased to $1,177,670 and $2,323,177 for the three and six-month period ended June 30, 2008, compared to $865,112 and $1,785,937 for the same periods of 2007.  This represents an increase of $312,558 or 36%, and $537,240 or 30%, for the three and six-month periods respectively. However, overall operating costs declined from 85% and 72% of sales for the six and three-month periods in 2007, to 73% and 63% of sales for similar periods in 2008.  Salaries and contract labor expenses for the three and six-month periods ended June 30, 2008 were $507,865 and $1,020,477 as compared to $358,560 and $694,822 for the same periods of 2007. General administrative expenses totaled $663,415 and $1,280,582 for the three and six-month periods ended June 30, 2008 as compared to $496,491 and $1,072,196 for the same periods of 2007.  The increase in operating expense is attributed to the addition of full time staff, subcontractors, and legal counsel necessary to support continued growth of the fluorine products division including pilot plant demonstration and efforts related to equipment acquisition, raising capital, and protecting newly developed intellectual property. The Company also realized a significant increase in stock option expense.

Our net loss for the three and six-month periods ended June 30, 2008 was $246,710 and $712,654 compared to a loss of $351,448 and $869,994 for the same periods in 2007.  The reduction in loss was attributable to savings in overall cost of goods sold and operational expense as they relate directly to sales.

Interest expense for the three and six-month period ended June 30, 2008, was $36,139 and $72,308 as compared to $43,835 and $85,975 for the same periods in 2007.  The reduction in interest expense was attributable to a reduction in the principal balance owed.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2008, we had cash and cash equivalents of $1,172,030.  For the six-months ended June 30, 2008, net cash used in operating activities was $533,465.  We used $1,191,193 for investing activities.  Financing activities provided $2,774,801 from exercise of warrants and issuance and sale of Company stock.

At June 30, 2008, the Company had two outstanding loans with Texas State Bank. One loan carries an outstanding balance of $126,013 with an interest rate of 9.25% and matures September 15, 2011. The second loan has an outstanding balance of $567,246 with an interest rate of 10.25% , matures March 31, 2009, and is, therefore, reported as a current liability.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders.  We have 13,333,331 Class E warrants still outstanding.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

PARTII.   OTHER INFORMATION

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

International Isotopes Inc.
(Registrant)

Date: August 14, 2008	By:	/s/ Steve T. Laflin
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