Form 10-Q
period 2008-09-30
INTERNATIONAL ISOTOPES INC
filed 2008-11-07
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Yes  ☒ No

As of November 7, 2008 the number of shares of Common Stock, $.01 par value, outstanding was 280,403,608.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 – Management's Discussion and Analysis of Operations or Plan of Operation	12
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	14
Item 4 – Controls and Procedures	14

PART II – OTHER INFORMATION
Item 6 – Exhibits	15

Signatures	15

Part I.  Financial Statements

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$660,361	$121,887
Accounts receivable	627,528	518,464
Inventories	2,551,292	2,502,266
Prepaids and other current assets	151,247	94,936
Total current assets	3,990,428	3,237,553

Long-term assets
Restricted certificate of deposit	258,767	184,937
Property, plant and equipment, net	2,947,225	2,095,610
Capitalized lease disposal costs, net	90,682	83,271
Investment	1,290,000	330,000
Patents, net	111,300	91,857
Total long-term assets	4,697,974	2,785,675
Total assets	$8,688,402	$6,023,228

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$385,626	$441,910
Accrued liabilities	563,119	402,950
Current installments of capital leases	32,236	29,648
Current installments of notes payable	1,435,328	937,969
Total current liabilities	2,416,309	1,812,477

Long-term liabilities
Obligation for lease disposal costs	258,461	221,742
Capital leases, excluding current installments	55,627	80,138
Notes payable, excluding current installments	100,776	669,859
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,264,864	1,821,739
Total liabilities	3,681,173	3,634,216

Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 280,403,608 and 250,481,324 shares issued and outstanding respectively	2,804,036	2,504,811
Additional paid-in capital	96,207,714	92,436,907
Accumulated deficit	(94,004,521)	(92,552,706)
Total stockholders' equity	5,007,229	2,389,012
Total liabilities and stockholders' equity	$8,688,402	$6,023,228

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Sale of product	$1,245,164	$1,486,112	$4,429,144	$3,592,049
Cost of product	647,882	796,263	2,182,789	1,973,170
Gross profit	597,282	689,849	2,246,355	1,618,879

Operating costs and expenses:
Salaries and contract labor	510,908	406,783	1,531,385	1,101,605
General, administrative and consulting	806,888	536,502	2,087,470	1,608,698
Research and development	6,470	26,830	28,588	45,749
Total operating expenses	1,324,266	970,115	3,647,443	2,756,052

Operating loss	(726,984)	(280,266)	(1,401,088)	(1,137,173)

Other income (expense):
Other income	16,951	39,661	37,353	108,531
Interest income	6,578	1,967	19,934	5,985
Interest expense	(35,706)	(37,649)	(108,014)	(123,624)
Total other income (expense)	(12,177)	3,979	(50,727)	(9,108)
Net loss	$(739,161)	$(276,287)	$(1,451,815)	$(1,146,281)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding -basic and diluted	280,402,224	247,646,540	273,051,820	235,378,328

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,451,815)	$(1,146,281)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	294,631	250,481
Accretion of obligation for lease disposal costs	18,184	11,468
Compensation expense related to issuance of options	267,925	229,852
Changes in operating assets and liabilities:
Accounts receivable	(109,064)	(646,661)
Prepaids and other assets	(56,311)	(20,027)
Inventories	(49,026)	44,275
Accounts payable and accrued liabilities	103,885	337,236
Net cash used in operating activities	(981,591)	(939,657)

Cash flows from investing activities:
Restricted certificate of deposit	(73,830)	(5,929)
Purchase of patents	(30,466)	(23,510)
Purchase of RadQual interest	-	(275,000)
Purchase of property, plant and equipment	(1,124,099)	(251,341)
Net cash used in investing activites	(1,228,395)	(555,780)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,799,997	468,048
Proceeds from sale of stock	42,110	1,205,369
Principal payments on notes payable and capital leases	(93,647)	(173,931)
Net cash provided by financing activities	2,748,460	1,499,486

Net increase in cash and cash equivalents	538,474	4,049
Cash and cash equivalents at beginning of period	121,887	169,702
Cash and cash equivalents at end of period	$660,361	$173,751

Supplemental disclosure of cash flow activities:
Cash paid for interest	$124,818	$140,947

Supplemental disclosure of noncash transactions:
Conversion of note payable and accrued interest into common stock	$-	$673,614
Issuance of note payable for property and equipment	$-	$42,499
Issuance of 392,620 shares of common stock at $0.14 per share to acquire investment	$-	$55,000
Increase in lease disposal costs	$18,535	$-
Acquisition of interest in RadQual LLC in exchange for issuance of 1,370,753 shares of stock.	$960,000	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the “Company”) was incorporated in Texas in November 1995. The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products Inc., and International Isotopes Transportation Services Inc., all of which are Idaho corporations.  The Company’s headquarters and all operations are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and nine-month periods ending September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the nine-month period ended September 30, 2008, the Company had a loss of $1,451,815 and operations used cash of $981,591.  During the same period in 2007, the Company had a loss of $1,146,281 and operations used cash of $939,657. During the three-month period ended September 30, 2008, the Company had a loss of $739,161 as compared to a loss of $276,287 for the similar period in 2007. The Company believes that continued growth in its current business segments will continue to improve revenue and cash flow for the Company.  However, the Company will continue to invest in development of the fluorione extraction process (FEP) technology as well as design and licensing of a larger scale uranium de-conversion and fluorine extraction facility.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2008; however, there is no assurance that these cash flows will occur.  In addition, the Company will likely require additional capital to support ongoing efforts to expand the Company business to include the envisioned large scale uranium de-conversion processing and fluorine extraction plant.  Site studies as well as initial design and licensing activities for that new facility will continue through the remainder of 2008 and a significant portion of 2009.

(3)

Net Loss Per Common Share - Basic and Diluted

At September 30, 2008, and 2007, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	September 30,
	2008	2007
Stock options	18,780,000	22,150,000
Class C warrants	-	13,333,331
Class D warrants	-	13,333,331
Class E warrants	13,333,331	-
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
	32,538,331	49,241,662

(4)

Inventories

Inventories consist of the following at September 30, 2008, and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw materials	$254,343	$260,611
Work in progress	2,296,949	2,241,655
	$2,551,292	$2,502,266

(5)

Asset Acquisition

In May 2008, the Company entered into an Asset Purchase Agreement with Sequoyah Fuels Corporation pursuant to which the Company purchased certain tangible and intangible assets related to Sequoyah’s depleted uranium hexafluoride to depleted uranium tetrafluoride conversion facility located in Gore, Oklahoma.  On May 30, 2008, the Company and Sequoyah entered into a Technical Support Services Agreement pursuant to which Sequoyah will perform up to 500 hours of certain technical services to support the Acquired Assets.  As consideration for the acquired assets and the service agreement, the Company paid Sequoyah $900,000 cash.  The Company is currently considering how to allocate the purchase price among tangible assets, intangible assets and the service agreement and currently  has the entire $900,000 recorded as production equipment.  These assets are not being depreciated until such time as the assets are placed into service.

(6)

Stockholders’ Equity and Warrants

Options

During the nine months ended September 30, 2008, certain option holders exercised 470,000 options under cashless exercises and the Company issued 366,568 shares of common stock. Certain option holders also exercised 1,500,000 options at $0.20 per share for $30,000 and the Company issued 1,500,000 shares of common stock.

Warrants

During January 2008, 13,333,331 Series D warrants were exercised for cash totaling $1,466,666.  In April 2008, the holders of all Class C warrants agreed to amend the terms of the Class C warrant to allow for the Company’s call of those warrants. Subsequent to completing this modification, all 13,333,331 Class C warrants were exercised for cash totaling $1,333,333 and the Company issued 13,333,331 exchange (Class E) warrants in accordance with the terms of the Class C warrant. Class E warrants entitle the holder to purchase shares of common stock, $0.01 par value per share, at an exercise price equal to $0.869 per share. Class E warrants expire March 20, 2011.

Employee Stock Purchase

During the nine months ended September 30, 2008, the Company issued 18,302 shares of common stock to employees for proceeds of $12,110.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

The weighted average assumptions for options granted during the nine months ended September 30, 2008 used an expected dividend yield of zero and a risk-free interest rate of 3.33%. The expected volatility factor used was 110.92% with an expected life of 6.26 years.  Weighted average fair value per share was assumed to be $0.56.

In accordance with EITF 96-18, as of September 30, 2008, the options awarded to consultants were re-valued using the Black-Scholes option pricing model and had a fair value of $225,181 or $0.56 per share with the following assumptions: volatility of 90.68%, remaining expected life of six years, risk free interest rate of 3.18% and no dividends.

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

Compensation expense charged against income for stock based awards during the nine months ended September 30, 2008 was $267,925, as compared to $229,852 for the nine months ended September 30, 2008 and 2007, respectively, and is included in general and administrative expense in the accompanying financial statements.

A summary of the status of the stock options as of September 30, 2008, and changes during the nine months ended September 30, 2008, is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2007	21,350,000	$0.05
Granted	400,000	0.77
Exercised	(1,970,000)	0.07		$1,521,500
Forfeited	(1,000,000)	0.17
Outstanding at September 30, 2008	18,780,000	0.09	4.9	$7,829,800

Exercisable at September 30, 2008	16,580,000	0.04	4.5	$7,419,800

The intrinsic value of outstanding and exercisable shares is based on a September 30, 2008, closing price of the Company’s common stock of $0.50 per share.

As of September 30, 2008, there was approximately $348,198 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.1 years.

(7)

Acquisition of Interest in RadQual, LLC

During April 2007, the Company acquired 6% of the equity interests of RadQual, LLC for a cash payment of $330,000.  In May 2008, the Company acquired an additional 18.5% interest by issuing  1,370,753 shares of common stock valued at $960,000 or $0.70 per share.  The remaining 75.5% ownership of RadQual is concentrated among a very small group of investors and due to this concentration the Company is unable to exert significant control or influence over the operations and policies of RadQual, LLC. Accordingly, the investment in RadQual will continue to be recorded at the lower of cost or fair value in accordance with FAB Interpretation 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock.”  The 24.5% ownership of RadQual has been recorded at cost of $1,290,000.

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

Contingencies

Because all of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within the facility.   Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but this license does not currently restrict the volume of business operation performed or projected to be performed in the coming year.  An irrevocable, automatic renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

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

The Company has six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended September 30,		Nine Months ended September 30,
Sale of Product	2008	2007	2008	2007

Radiochemical Products	$348,968	$248,228	$1,017,366	$758,235
Cobalt Products	240,494	608,374	1,390,538	822,414
Nuclear Medicine Standards	487,640	466,435	1,399,338	1,386,213
Radiological Services	115,262	136,978	527,532	503,877
Fluorine Products	-	-	-	-
Transportation	52,800	26,097	94,370	121,310
Total Segments	1,245,164	1,486,112	4,429,144	3,592,049
Corporate revenue	-	-	-	-
Total Consolidated	$1,245,164	$1,486,112	$4,429,144	$3,592,049

	Three Months ended September 30,		Nine Months ended September 30,
Depreciation and Amortization	2008	2007	2008	2007

Radiochemical Products	$11,013	$11,326	$33,665	$34,047
Cobalt Products	26,181	16,217	74,681	48,029
Nuclear Medicine Standards	637	968	2,329	3,873
Radiological Services	2,600	-	5,404	458
Fluorine Products	48,565	43,546	140,328	121,335
Transportation	4,984	4,600	14,241	10,447
Total Segments	93,980	76,657	270,648	218,189
Corporate depreciation and amortization	7,261	8,057	23,983	32,292
Total Consolidated	$101,241	$84,714	$294,631	$250,481

	Three Months ended September 30,		Nine Months ended September 30,
Segment Income (Loss)	2008	2007	2008	2007

Radiochemical Products	$24,092	$(4,989)	$82,642	$53,319
Cobalt Products	153,331	380,444	788,845	410,855
Nuclear Medicine Standards	175,490	142,053	569,357	479,274
Radiological Services	75,024	79,075	350,718	295,596
Fluorine Products	(438,830)	(228,537)	(1,037,188)	(720,451)
Transportation	(20,309)	(38,962)	(103,596)	(60,818)
Total Segments	(31,202)	329,084	650,778	457,775
Corporate Loss	(707,959)	(605,371)	(2,102,593)	(1,604,056)
Net Loss	$(739,161)	$(276,287)	$(1,451,815)	$(1,146,281)

	Three Months ended September 30,		Nine Months ended September 30,
Expenditures for Segment Assets	2008	2007	2008	2007

Radiochemical Products	$-	$-	$-	$-
Cobalt Products	-	7,320	141,771	91,278
Nuclear Medicine Standards	-	-	-	-
Radiological Services	-	-	51,995	-
Fluorine Products	14,705	37,813	914,706	143,214
Transportation	5,736	-	12,369	52,439
Total Segments	20,441	45,133	1,120,841	286,931
Corporate purchases	-	1,184	3,258	6,909
Total Consolidated	$20,441	$46,317	$1,124,099	$293,840

	September 30,	December 31,
Segment Assets	2008	2007

Radiochemical Products	$327,862	$311,278
Cobalt Products	3,261,366	2,915,698
Nuclear Medicine Standards	454,906	439,875
Radiological Services	51,256	28,374
Fluorine Products	2,059,972	1,255,049
Transportation	57,895	59,766
Total Segments	6,213,257	5,010,040
Corporate assets	2,475,145	1,013,188
Total Consolidated	$8,688,402	$6,023,228

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three-month and nine-month periods ended September 30, 2008, and 2007.

Revenues for the three and nine-month period ended September 30, 2008, were $1,245,164 and $4,429,144 as compared to $1,486,112 and $3,592,049 for the same periods in 2007, a decrease of $240,948, or 16%, for the three-month period and an increase of $837,095, or 23%, for the nine-month period.  The increase in total revenues for the nine-month period was attributable to strong performance in cobalt and radiochemical product business segments.  The decline in revenue for the three-month period was attributable to normal variations in the sale of bulk cobalt for the period comparisons.  Since the timing of large bulk cobalt product sales during the course of the calendar year has a significant impact upon period comparisons management believes that excluding sales of bulk cobalt product from the period comparisons of revenues provides useful information to investors.

Excluding bulk cobalt sales, revenues for the three-month period ended September 30, 2008, were $1,245,164 as compared to $1,038,835 for the same period in 2007, which represents an increase of 20%.   Excluding bulk cobalt product sales, revenues for the nine-month period ended September 30, 2008, were $3,940,888 as compared to $3,144,773 for the same period in 2007, which represents an increase of 25%.  Please refer to the following tables for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended September 30, 2008	Period ended September 30, 2007
Total Revenues	$1,245,164	$1,486,112
Bulk Cobalt Products Revenues	$0	$447,277
Total Revenues Excluding Cobalt Products Revenues	$1,245,164	$1,038,835

Six-Month Financial Measure Reconciliation

	Period ended September 30, 2008	Period ended September 30, 2007
Total Revenues	$4,429,144	$3,592,049
Bulk Cobalt Products Revenues	$488,256	$447,276
Total Revenues Excluding Cobalt Products Revenues	$3,940,888	$3,144,773

Revenues from the sale of radiochemical products for the three-month period ending September 30, 2008, were $348,968 compared to $248,228 for the same period in 2007.  Revenues from the sale of radiochemical products for the nine-month period ending September 30, 2008, were $1,017,366 compared to $758,235 for the same period in 2007.  These represent increases in revenue of $100,740, or about 40%, and $259,131, or about 34% for the three and nine-month periods respectively.  Increases in the segment performance are attributable to increased sales of radiochemical iodine-131.  Revenues from nuclear medicine products for the three-month period ending September 30, 2008 were $487,640 compared to $466,435 for the same period in 2007. Revenues from the sale of nuclear medicine products for the nine-month period ending September 30, 2008, were $1,399,338 compared to $1,386,213 for the same period in 2007.  This represents an increase in income of $21,205, or about 4% , and an increase in income of $13,125, or 1%,  respectively.  Revenues from radiological services segment for the three-month period ending September 30, 2008, were $115,262 compared to $136,978 for the same period in 2007; a decrease of $21,716 or 16%.  Revenues from radiological services segment for the nine-month period ending September 30, 2008, were $527,532 compared to $503,877 for the same period in 2007.  This represents an increase in revenue of $23,655 or approximately a 5% increase.  The fluctuations in revenue from this segment were attributable to typical variations in the volume of gemstone processing.

Gross profit for the three and nine-month periods ended September 30, 2008, was $597,282 and $2,246,355 compared to $689,849 and $1,618,879 for the same periods in 2007.  This represents a decrease of $92,567 or 13% and an increase of $627,476 or 39%, for the three and nine month periods respectively.  However, gross profit as a percentage of revenue grew from 46% to 48% for the three-month period and from 45% to 50% for the nine-month period comparisons.  The improvement in gross profit percentage was the result of improvements in production costs and production efficiencies.

Operating expenses increased to $1,324,266 and $3,647,443 for the three and nine-month period ended September 30, 2008, compared to $970,115 and $2,756,052 for the same periods of 2007.  This represents an increase of $354,151 or 36%, and $891,391 or 32%, for the three and nine-month periods respectively.  Operating costs have increased in the period comparisons due to increased salaries, contract labor, and legal expense related to engineering design, licensing, addition of full time staff, subcontractors, and legal counsel necessary to support continued growth of the fluorine products division.  This includes pilot plant demonstrations and efforts related to equipment acquisition, raising capital, and protecting newly developed intellectual property. The Company also realized a significant increase in stock based compensation expense.   Salaries and contract labor expenses for the three and nine-month periods ended September 30, 2008 were $510,908 and $1,531,385 as compared to $406,783 and $1,101,605 for the same periods of 2007. General administrative expenses totaled $806,888 and $2,087,470 for the three and nine-month periods ended September 30, 2008 as compared to $536,502 and $1,608,698 for the same periods of 2007.

Our net loss for the three and nine-month periods ended September 30, 2008 was $739,161 and $1,451,815 compared to a loss of $276,287 and $1,146,281 for the same periods in 2007.  This is an increase in loss of $462,874 and $305,534, or 167% and 26% respectively, and was attributable to increases in operating costs related to the support and continued growth of the fluorine products division including the pilot plant demonstration facility and efforts related to equipment acquisition, raising capital, and protecting newly developed intellectual property.

Interest expense for the three and nine-month period ended September 30, 2008, was $35,706 and $108,014 as compared to $37,649 and $123,624 for the same periods in 2007.  The reduction in interest expense was attributable to a reduction in the principal balance owed.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2008, we had cash and cash equivalents of $660,361.  For the nine-months ended September 30, 2008, net cash used in operating activities was $981,591.  We used $1,228,395 for investing activities.  Financing activities provided $2,748,460 from exercise of warrants and issuance and sale of Company stock.

At September 30, 2008, the Company had two outstanding loans with Compass Bank, formerly known as Texas State Bank. One loan carries an outstanding balance of $117,597 with an interest rate of 9.25% and matures September 15, 2011. The second loan has an outstanding balance of $553,037 with an interest rate of 10.25%, matures March 31, 2009, and is, therefore, reported as a current liability.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

4.1

Form of Class E Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

10.1

Form of Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s current Report of Form 8-K filed on September 17, 2008).

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32.1

Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

Date: November 7, 2008

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

4.1

Form of Class E Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

10.1

Form of Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s current Report of Form 8-K filed on September 17, 2008).

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32.1

Certification by the Chief Executive and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Executive and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.