Form 10-Q
period 2009-03-31
INTERNATIONAL ISOTOPES INC
filed 2009-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of May 4, 2009 the number of shares of Common Stock, $.01 par value, outstanding was 288,877,401.

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	13
Item 4 – Controls and Procedures	14

PART II – OTHER INFORMATION
Item 6 – Exhibits	14

Signatures	15

Part I.  Financial Information

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Assets	March 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$1,559,246	$2,149,340
Accounts receivable	610,149	521,908
Inventories	2,558,110	2,518,254
Prepaids and other current assets	110,690	117,621
Total current assets	4,838,195	5,307,123

Long-term assets
Restricted certificate of deposit	261,495	260,517
Property, plant and equipment, net	2,735,759	2,748,023
Capitalized lease disposal costs, net	79,846	86,974
Investment	1,290,000	1,290,000
Patents and other intangibles, net	251,654	247,682
Total long-term assets	4,618,754	4,633,196
Total assets	$9,456,949	$9,940,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$510,705	$430,457
Accrued liabilities	393,227	348,427
Deferred revenue	-	102,814
Current installments of capital leases	34,086	33,149
Current installments of notes payable	116,140	580,759
Total current liabilities	1,054,158	1,495,606

Long-term liabilities
Obligation for lease disposal costs	266,570	261,721
Notes payable, excluding current installments	1,374,410	930,493
Capital leases, excluding current installments	38,109	46,991
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	2,529,089	2,089,205
Total liabilities	3,583,247	3,584,811

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 288,837,610 and 288,625,708 shares issued and outstanding respectively	2,888,376	2,886,257
Additional paid-in capital	98,292,926	98,188,924
Accumulated deficit	(95,307,600)	(94,719,673)
Total stockholders’ equity	5,873,702	6,355,508
Total liabilities and stockholders’ equity	$9,456,949	$9,940,319

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2009	2008
Sale of product	$1,699,670	$1,307,938
Cost of product	830,736	609,536
Gross profit	868,934	698,402

Operating costs and expenses:
Salaries and contract labor	536,054	512,612
General, administrative and consulting	898,645	617,167
Research and development	5,435	15,728
Total operating expenses	1,440,134	1,145,507

Operating loss	(571,200)	(447,105)

Other income (expense):
Other income	16,444	12,016
Interest income	5,957	5,314
Interest expense	(39,128)	(36,169)
Total other income (expense)	(16,727)	(18,839)
Net loss	$(587,927)	$(465,944)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	288,802,293	262,570,892

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(587,927)	$(465,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	101,660	93,545
Accretion of obligation for lease disposal costs	4,849	6,722
Stock based compensation	112,809	87,672
Changes in operating assets and liabilities:
Accounts receivable	(88,241)	(18,372)
Prepaids and other assets	6,931	(3,338)
Deferred revenue	(102,814)
Inventories	(39,856)	(104,446)
Accounts payable and accrued liabilities	116,221	79,598
Net cash used in operating activities	(476,368)	(324,563)

Cash flows from investing activities:
Restricted certificate of deposit	(978)	(60,063)
Purchase of property, plant and equipment	(86,239)	(171,690)
Net cash used in investing activities	(87,217)	(231,753)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,466,666
Proceeds from sale of stock	7,189	1,510
Principal payments on notes payable and capital leases	(33,698)	(30,488)
Net cash used in financing activities	(26,509)	1,437,688

Net increase (decrease) in cash and cash equivalents	(590,094)	881,372
Cash and cash equivalents at beginning of period	2,149,340	121,887
Cash and cash equivalents at end of period	$1,559,246	$1,003,259

Supplemental disclosure of cash flow activities:
Cash paid for interest	$20,149	$22,581

Supplemental disclosure of noncash transactions:
Retirement of 77,091 shares of common stock at $0.18 per share to cover certain payroll taxes for employees in connection with shares granted to employees for restricted stock awards	$13,877	$-

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three month period ending March 31, 2009, is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this standard did not have a material impact on our consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the three-month period ended March 31, 2009, the Company had a loss of $587,927 and operations used cash of $476,368.  During the same period in 2008, the Company had a loss of $465,944 and operations used cash of $324,563. The Company believes that continued growth in its current business segments will continue to improve revenue and cash flow for the Company.  However, the Company will continue to invest in development of the fluorine extraction process (FEP) technology and the design and licensing of a larger scale uranium de-conversion and fluorine extraction facility.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2009; however, there is no assurance that these cash flows will occur.  In addition, the Company will likely require additional capital to support ongoing efforts to expand the Company business to include the envisioned large scale uranium de-conversion processing and fluorine extraction plant.  Site studies as well as initial design and licensing activities for that new facility will continue through the remainder of 2009.

(3)

Net Loss Per Common Share - Basic and Diluted

At March 31, 2009, and 2008, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	March 31,
	2009	2008
Stock options	18,780,000	20,430,000
Warrants	21,533,331	13,333,331
Restricted stock awards issued under the 2006 Equity Incentive Plan	994,850
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
	41,733,181	34,188,331

(4)

Inventories

Inventories consist of the following at March 31, 2009, and December 31, 2008:

	March 31, 2009	December 31, 2008
Raw materials	$253,107	$256,576
Work in progress	2,305,003	2,261,678
	$2,558,110	$2,518,254

(5)

Notes Payable

In April 2009, the Company renewed a promissory note with Compass Bank.  The new note bears interest at 7.25%, requires monthly installments of $9,090 and matures in April 2011.  At March 31, 2009, the outstanding balance on the note was $527,844.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase

During the three months ended March 31, 2009, the Company issued 40,281 shares of common stock to employees for proceeds of $7,189.  Subsequent to March 31, 2009, the Company issued 39,791 shares of common stock to employees for proceeds of $6,426.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards - A summary of the status of the stock options as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	18,780,000	$0.09
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	18,780,000	0.09	4.4	$5,396,600

Exercisable at March 31, 2009	16,880,000	0.06	4.1	$5,126,600

The intrinsic value of outstanding and exercisable shares is based on a March 31, 2009, closing price of the Company’s common stock of $0.35 per share.

As of March 31, 2009, there was approximately $185,023 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.79 years.

During May 2009, the Company issued 800,000 non-employee options under the 2006 Equity Incentive Plan.  The options were issued to consultants related to the fluorine extraction process.  These options have an exercise price of $0.32 per share, vest 20% on the first anniversary of the grant date, 20% on the second anniversary of grant date, and 30% per year thereafter and expire in May 2019.  The options had a grant date fair value of $182,202 or $0.23 per share as calculated using the Black-Scholes option pricing model.  In accordance with EITF 96-18, these options will be revalued using the Black-Scholes option pricing model each reporting period.

During May 2009, the Company issued 7,500,000 options to officers and directors under the 2006 Equity Incentive Plan.  These options had a fair value of $1,697,292 or $0.23 per share as estimated on the date of grant using the Black-Scholes option pricing model.  The options have an exercise price of $0.32 per share, vest 25% on the first anniversary of the grant date and 25% after each additional one-year period of continuous service and expire 10 years from the date of grant.

Restricted stock awards - During January 2009, the Company granted 1,243,563 shares of restricted stock to certain employees as part of their annual performance award and incentive under the 2006 Equity Incentive Plan. Each restricted stock award was 20% vested on the date of grant and will vest with respect to an additional 20% of the award on each anniversary thereof until fully vested.  The restricted stock awards had a grant date fair value of $223,841. At the time of grant 20% of the shares, or 248,713 shares, were vested.  Simultaneously, at the request of employees, 77,092 shares were withheld to pay taxes on deemed employee compensation.

A summary of the status of the restricted stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2008	-
Granted	1,243,563
Vested	(248,713)
Forfeited	-
Non-vested at March 31, 2009	994,850

The value of non-vested stock under the 2006 Equity Incentive Plan at March 31, 2009 is $348,198 and is based on a March 31, 2009 value of $0.35 per share.  As of March 31, 2009, there was approximately $127,924 of unamortized deferred compensation that will be recognized over a weighted average period of 2.3 years.

Compensation expense charged against income for stock based awards during the three months ended March 31, 2009 was $112,809, as compared to $87,672 for the three months ended March 31, 2008, and is included in general and administrative expense in the accompanying financial statements

(7)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, which controls the reactor operations and, therefore, controls the continued production of cobalt in the government funded reactor.   Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with another of our customers, RadQual, LLC, which in turn has an agreement in place with several companies for distributing the product.  Sale of iodine radiochemical is dependent upon continued supply of the material from a single source in South Africa.  A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

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

The Company has six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended March 31,
Sale of Product	2009	2008
Radiochemical Products	$348,771	$318,408
Cobalt Products	738,280	270,528
Nuclear Medicine	488,986	447,410
Radiological Services	80,353	245,722
Flourine Products	878	-
Transportation	42,402	25,870
Total Segments	1,699,670	1,307,938
Corporate revenue	-	-
Total Consolidated	$1,699,670	$1,307,938

	Three Months ended March 31,
Depreciation and Amortization	2009	2008
Radiochemical Products	$9,923	$11,326
Cobalt Products	26,163	22,319
Nuclear Medicine	568	846
Radiological Services	2,600	813
Flourine Products	50,440	40,846
Transportation	6,020	4,591
Total Segments	95,714	80,741
Corporate depreciation and amortization	5,946	12,804
Total Consolidated	$101,660	$93,545

	Three Months ended March 31,
Segment Income (Loss)	2009	2008
Radiochemical Products	$56,012	$6,332
Cobalt Products	361,400	195,274
Nuclear Medicine	228,296	173,970
Radiological Services	59,438	173,756
Flourine Products	(675,500)	(288,355)
Transportation	(16,452)	(34,959)
Total Segments	13,194	226,018
Corporate loss	(601,121)	(691,962)
Net Loss	$(587,927)	$(465,944)

	Three Months ended March 31,
Expenditures for Segment Assets	2009	2008
Radiochemical Products	$-	$-
Cobalt Products	-	118,000
Nuclear Medicine	9,730	-
Radiological Services	-	48,795
Flourine Products	29,188	1,636
Transportation	47,321	-
Total Segments	86,239	168,431
Corporate purchases	0	3,259
Total Consolidated	$86,239	$171,690

Segment Assets	March 31, 2009	December 31, 2008
Radiochemical Products	$313,710	$312,049
Cobalt Products	3,090,536	3,110,486
Nuclear Medicine Standards	498,470	439,832
Radiological Services	112,591	55,042
Flourine Products	2,023,082	2,044,333
Transportation	94,696	52,720
Total Segments	6,133,085	6,014,462
Corporate assets	3,323,864	3,925,857
Total Consolidated	$9,456,949	$9,940,319

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking.  In particular, statements regarding growth in our business segments; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; and the consequences of the loss of any of our major customers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the securities and Exchange Commission on March 26, 2009.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2009, and 2008.

Revenues for the three-month period ended March 31, 2009, were $1,699,670 as compared to $1,307,938 for the same period in 2008, an increase of $391,732, or 30%. The increase in total revenues for the three-month period was attributable to strong performance in cobalt, nuclear medicine, and radiochemical product business segments.  Since the timing of large bulk cobalt product sales during the course of the calendar year has a significant impact upon period comparisons management believes that excluding sales of bulk cobalt product from the period comparisons of revenues provides useful information to investors.

Excluding bulk cobalt sales, revenues for the three-month period ended March 31, 2009, were $1,205,009 as compared to $1,307,938 in 2008, which represents a decrease of 7.9%.   Please refer to the following tables for a further analysis of this measure:

Three-Month Financial Measure Reconciliation

	Period ended March 31, 2009	Period ended March 31, 2008
Total Revenues	$1,699,670	$1,307,938
Bulk Cobalt Products Revenues	$494,661	$0
Total Revenues Excluding Bulk Cobalt Products Revenues	$1,205,009	$1,307,938

Revenues from the sale of radiochemical products for the three-month period ending March 31, 2009, were $348,771 compared to $318,408 for the same period in 2008. This represents an increase in revenue of $30,363, or about 10%. Increases in the segment performance are attributable to increased sales of radiochemical iodine-131.  Revenues from nuclear medicine products for the three-month period ending March 31, 2009 were $488,986 compared to $447,410 for the same period in 2008.  This represents an increase in revenue of $41,576, or about 9%. Revenues from radiological services segment for the three-month period ending March 31, 2009, were $80,353 compared to $245,722 for the same period in 2008; a decrease of $165,369 or 67%. The decline in this segment’s revenue was largely attributable to a decline in the volume of gemstone processing.  Current economic conditions are having a negative impact upon the gemstone industry which directly affects this segments performance. Revenues from fluorine products segment for the three-month period ending March 31, 2009, were $878 compared to $0 for the same period in 2008.  This small amount of revenue resulted from the sale of an initial qualification lot of material to our prospective customer.

Gross profit for the three-month period ended March 31, 2009, was $868,934 compared to $698,402 for the same period in 2008. This represents an increase of $170,532 or 24%. Operating expenses increased to $1,440,134 for the three-month period ended March 31, 2009, compared to $1,145,507 for the same period of 2008.  This represents an increase of $294,627 or 26%.  Operating costs have increased in the period comparisons due to increased general, administrative and consultant expense related to engineering design, and licensing efforts to support the planned depleted uranium de-conversion and fluorine extraction process facility.  This includes fluorine extraction pilot plant demonstrations, efforts related to raising additional capital, and the consulting services of our subcontractor, Advanced Process Technology Services (APTS).   We also realized a significant increase in stock based compensation expense.   Salaries and contract labor expenses for the three-month period ended March 31, 2009 were $536,054 as compared to $512,612 for the same period of 2008. General administrative expenses totaled $898,645 for the three-month period ended March 31, 2009 as compared to $617,167 for the same period of 2008.

Our net loss for the three-month period ended March 31, 2009 was $587,927 compared to a loss of $465,944 for the same period in 2008.  This is an increase in loss of $121,983 or 26%, and was attributable to increases in general, administrative and consultant costs related to the support and continued development of the license application and plant design of the planned depleted uranium de-conversion and fluorine extraction processing facility.

Interest expense for the three-month period ended March 31, 2009, was $39,128 as compared to $36,169 for the same periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, we had cash and cash equivalents of $1,559,246.  For the three-months ended March 31, 2009, net cash used in operating activities was $476,368.  We used $87,217 for investing activities and $26,509 for financing activities during the three-months ended March 31, 2009.

At March 31, 2009, the Company had two outstanding loans with Compass Bank. One loan carries an outstanding balance of $100,228 with an interest rate of 9.25% and matures September 15, 2011. The second loan, which matured March 31, 2009, and was renewed April 20, 2009,  has an outstanding balance of $527,844 with an interest rate of 7.25%.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders.  We have 21,533,331 Class E and F warrants outstanding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 15, 2009

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