Form 10-Q
period 2009-06-30
INTERNATIONAL ISOTOPES INC
filed 2009-08-11
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 15, 2009 the number of shares of Common Stock, $.01 par value, outstanding was 288,906,886

INTERNATIONAL ISOTOPES INC.

TABLE OF CONTENTS

PAGE
PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	15
Item 4 – Controls and Procedures	15

PART II – OTHER INFORMATION
Item 6 – Exhibits	16

Signatures	17

Part I.  Financial Information

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$829,409	$2,149,340
Accounts receivable	668,277	521,908
Inventories	2,700,003	2,518,254
Prepaids and other current assets	69,327	117,621
Total current assets	4,267,016	5,307,123

Long-term assets
Restricted certificate of deposit	262,362	260,517
Property, plant and equipment, net	2,681,898	2,748,023
Capitalized lease disposal costs, net	76,138	86,974
Investment	1,290,000	1,290,000
Patents and other intangibles, net	257,074	247,682
Total long-term assets	4,567,472	4,633,196
Total assets	$8,834,488	$9,940,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$501,307	$430,457
Accrued liabilities	335,376	348,427
Deferred revenue	-	102,814
Current installments of capital leases	35,050	33,149
Current installments of notes payable	123,477	580,759
Total current liabilites	995,210	1,495,606

Long-term liabilities
Obligation for lease disposal costs	271,515	261,721
Notes payable, excluding current installments	1,367,925	930,493
Capital leases, excluding current installments	28,977	46,991
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	2,518,417	2,089,205
Total liabilities	3,513,627	3,584,811

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 288,877,401 and 288,625,708 shares issued and outstanding respectively	2,888,774	2,886,257
Additional paid-in capital	98,498,320	98,188,924
Accumulated deficit	(96,066,233)	(94,719,673)
Total stockholders’ equity	5,320,861	6,355,508
Total liabilities and stockholders’ equity	$8,834,488	$9,940,319

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June30,
	2009	2008	2009	2008

Sale of product	$1,485,599	$1,876,042	$3,185,269	$3,183,980
Cost of product	684,741	925,371	1,515,477	1,534,907
Gross profit	800,858	950,671	1,669,792	1,649,073

Operating costs and expenses:
Salaries and contract labor	519,034	507,865	1,055,088	1,020,477
General, administrative and consulting	457,873	663,415	889,514	1,280,582
Research and development	580,867	6,390	1,053,306	22,118
Total operating expenses	1,557,774	1,177,670	2,997,908	2,323,177

Operating loss	(756,916)	(226,999)	(1,328,116)	(674,104)

Other income (expense):
Other income	20,872	8,386	37,316	20,402
Interest income	1,718	8,042	7,675	13,356
Interest expense	(24,308)	(36,139)	(63,436)	(72,308)
Total other expense	(1,718)	(19,711)	(18,445)	(38,550)
Net loss	$(758,634)	$(246,710)	$(1,346,561)	$(712,654)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	288,870,769	277,122,436	288,836,531	270,055,656

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,346,561)	$(712,654)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	204,785	193,390
Loss on disposal of property, plant and equipment	3,100	-
Accretion of obligation for lease disposal costs	9,794	13,524
Equity based compensation	312,177	179,585
Changes in operating assets and liabilities:
Accounts receivable	(146,369)	(46,299)
Prepaids and other assets	48,294	34,543
Deferred revenue	(102,814)	-
Inventories	(181,749)	(3,221)
Accounts payable and accrued liabilities	43,921	(192,333)
Net cash used in operating activities	(1,155,422)	(533,465)

Cash flows from investing activities:
Restricted certificate of deposit	(1,845)	(73,063)
Proceeds from sale of property, plant and equipment	1,900	-
Purchase of property, plant and equipment	(142,216)	(1,118,130)
Net cash used in investing activites	(142,161)	(1,191,193)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	2,799,997
Proceeds from sale of stock	13,615	36,393
Proceeds from issuance of debt	26,769	-
Principal payments on notes payable and capital leases	(62,732)	(61,589)
Net cash (used in) provided by financing activities	(22,348)	2,774,801

Net (decrease) increase in cash and cash equivalents	(1,319,931)	1,050,143
Cash and cash equivalents at beginning of period	2,149,340	121,887
Cash and cash equivalents at end of period	$829,409	$1,172,030

Supplemental disclosure of cash flow activities:
Cash paid for interest	$93,648	$102,535

Supplemental disclosure of noncash transactions:
Retirement of 77,091 shares of common stock at $0.18 per share to cover certain payroll taxes of employees in connection with shares granted to employees for restricted stock awards	$13,877	$-
Increase in lease disposal costs	$-	$18,535
Acquisition of interest in RadQual LLC in exchange for issuance of 1,370,753 shares of stock.	$-	$960,000

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and six month periods ending June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Research and Development – For the three and six months ended June 30, 2009, costs related to the work on the de-conversion and fluorine extraction project have been reported as research and development expense.  These costs were reported as general and administrative expense for the period ended March 30, 2009; consequently, the year to date information has been reclassified to report these costs as if they had been previously reported as research and development expense.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under FSP FAS 107-1, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods. In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009 and its adoption is expected to have no impact on the Company’s results of operations and financial condition but will require additional disclosures about the fair value of financial instruments in its financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the six-month period ended June 30, 2009, the Company had a loss of $1,346,561 and operations used cash of $1,155,422.  During the same period in 2008, the Company had a loss of $712,654 and operations used cash of $533,465. The Company believes that continued growth in its current business segments will continue to improve revenue and cash flow for the Company.  However, the Company will continue to invest in the design and licensing of a larger scale uranium de-conversion and fluorine extraction facility.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2009; however, there is no assurance that these cash flows will occur.  In addition, the Company will likely require additional capital to support ongoing efforts to expand the Company business to include the envisioned large scale uranium de-conversion processing and fluorine extraction plant.  Site studies as well as initial design and licensing activities for this new facility will continue through the remainder of 2009.

(3)

Net Loss Per Common Share - Basic and Diluted

At June 30, 2009, and 2008, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	June 30,
	2009	2008
Stock options	27,080,000	18,780,000
Warrants	21,533,331	13,333,331
Restricted stock awards issued under the 2006 Equity Incentive Plan	994,850	-
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
	50,033,181	32,538,331

(4)

Investments

At June 30, 2009 the Company owned a 24.5% interest in RadQual, LLC, with which the Company holds an exclusive manufacturing agreement for nuclear medicine products. The Company accounts for this investment at cost and has recorded $1,290,000 as an investment. At June 30, 2009 and December 31, 2008, the Company had receivables from RadQual, LLC in the amount of $426,840 and $399,140 respectively, which are recorded as part of accounts receivable.  For the six months ended June 30, 2009 and 2008, the Company had revenues from RadQual, LLC in the amount of $1,607,490 and $1,505,798 respectively, which are recorded as part of sale of product.

(5)

Purchased Assets

During the three months ending June 30, 2009, the Company acquired new equipment for use in the cobalt products and transportation segments totaling $13,801 and $34,332 respectively.  Assets purchased for the fluorine extraction segment totaled $7,844.  All assets purchased totaled $55,977 and were paid in full at the time of purchase with the exception of transportation equipment which was financed with a three year note in the amount of $25,106 bearing a 9.4% interest rate.

(6)

Inventories

Inventories consist of the following at June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw materials	$251,058	$256,576
Work in progress	2,448,945	2,261,678
	$2,700,003	$2,518,254

(7) Notes Payable

In April 2009, the Company renewed a promissory note with Compass Bank.  The new note bears interest at 7.25%, requires monthly installments of $9,090 and matures in April 2011.  At June 30, 2009, the outstanding balance on the note was $519,137.

(8) Stockholders’ Equity, Options and Warrants

Employee Stock Purchase

During the six months ended June 30, 2009, the Company issued 80,072 shares of common stock to employees for proceeds of $13,615. Subsequent to June 30, 2009, the Company issued 29,485 shares of common stock to employees for proceeds of $6,265. All of these shares were issued in accordance with the Company’s employee stock purchase plan.

Stock-based Compensation Plans

Employee/Director Grants - The Company accounts for issuances of stock-based compensation to employees under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

During May 2009, the Company issued 7,500,000 options to officers and directors under the 2006 Equity Incentive Plan.  The options have an exercise price of $0.32 per share, vest 25% on the first anniversary of the grant date and 25% after each additional one-year period of continuous service and expire 10 years from the date of grant.  These options had a fair value of $1,743,898 or $0.23 per share as estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.37%, expected dividend yield of 0%, expected volatility of 84.03% and an expected life of 6.25 years.

Non-Employee Grants - The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123(R) and EITF 96-18. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model.

During May 2009, the Company issued 800,000 non-employee options under the 2006 Equity Incentive Plan.  The options were issued to individuals providing consulting services for the depleted uranium de-conversion facility.  These options have an exercise price of $0.32 per share, vest 20% on the first and second anniversary of the grant date and 30% per year thereafter and expire in May 2019.  The options had a grant date fair value of $182,202 or $0.23 per share as calculated using the Black-Scholes option pricing model.  In accordance with EITF 96-18, these options will be revalued using the Black-Scholes option pricing model each reporting period.

At June 30, 2009, the Company had 1,200,000 options outstanding to non-employees with a fair value of $182,324 or $0.15 per share as estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.93%, expected dividend yield of 0%, expected volatility of 84.10% and an expected life of 6.20 years.

Option awards outstanding as of December 31, 2008, and June 30, 2009, and changes during the six months ended June 30, 2009, were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2008	18,780,000	$0.09
Granted	8,300,000	0.32
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2009	27,080,000	0.16	5.6	$3,658,600

Exercisable at June 30, 2009	16,880,000	0.06	3.8	$3,488,600

The intrinsic value of outstanding and exercisable shares is based on a June 30, 2009, closing price of the Company’s common stock of $0.25 per share.

As of June 30, 2009, there was approximately $1,828,650 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.38 years.

Restricted Stock Grants - During January 2009, the Company granted 1,243,563 shares of restricted stock to certain employees as part of their annual performance award and incentive under the 2006 Equity Incentive Plan.  Each restricted stock award was 20% vested on the date of grant and an additional 20% of the award will vest on each anniversary thereof until fully vested.  The restricted stock awards had a grant date fair value of $223,841. At the time of grant 20% of the shares, or 248,713 shares, were vested.  Simultaneously, at the request of employees, 77,091 shares were withheld to pay taxes on deemed employee compensation.

Restricted stock awards outstanding as December 31, 2008, and June 30, 2009, and changes during the six months ended June 30, 2009, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2008	-
Granted	1,243,563
Vested	248,713
Forfeited	-
Non-vested at March 31, 2009	994,850

The value of non-vested stock under the 2006 Equity Incentive Plan at June 30, 2009 is $248,713 and is based on a June 30, 2009 value of $0.25 per share.  As of June 30, 2009, there was approximately $109,322 of unamortized deferred compensation that will be recognized over a weighted average period of 2.2 years.

Compensation expense charged against income for stock based awards during the six months ended June 30, 2009 was $312,177, as compared to $179,585 for the six months ended June 30, 2008, and is included in general and administrative expense and research and development expense in the accompanying financial statements.

For the three and six months periods ended June 30, 2009, there was no change in warrants outstanding.

(9)  Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy, and its prime operating contractor, which controls the reactor operations and, therefore, controls the continued production of cobalt in the government funded reactor. Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with another of our customers, RadQual, LLC, which in turn has an agreement in place with several companies for distributing the product.  Sale of radiochemical iodine is dependent upon continued supply of the material from a single source in South Africa.  A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within the facility.   Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company but this license does not currently restrict the volume of business operation performed or projected to be performed in the coming year.  An irrevocable, automaticly renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

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

The Company has six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended June 30,		Six Months ended June 30,
Sale of Product	2009	2008	2009	2008

Radiochemical Products	$398,895	$349,990	$747,666	$668,398
Cobalt Products	375,759	879,516	1,114,039	1,150,044
Nuclear Medicine	466,113	464,288	955,099	911,698
Radiological Services	154,600	166,548	234,953	412,270
Fluorine Products	-	-	878	-
Transportation	90,232	15,700	132,634	41,570
Total Segments	1,485,599	1,876,042	3,185,269	3,183,980
Corporate revenue	-	-	-	-
Total Consolidated	$1,485,599	$1,876,042	$3,185,269	$3,183,980

	Three Months ended June 30,		Six Months ended June 30,
Depreciation and Amortization	2009	2008	2009	2008

Radiochemical Products	$9,866	$11,326	$19,789	$22,652
Cobalt Products	26,128	26,181	52,291	48,500
Nuclear Medicine	1,190	846	1,758	1,692
Radiological Services	2,600	1,991	5,200	2,804
Fluorine Products	50,597	50,917	101,037	91,763
Transportation	6,872	4,666	12,892	9,257
Total Segments	97,253	95,927	192,967	176,668
Corporate depreciation and amortization	5,872	3,918	11,818	16,722
Total Consolidated	$103,125	$99,845	$204,785	$193,390

	Three Months ended June 30,		Six Months ended June 30,
Segment Income (Loss)	2009	2008	2009	2008

Radiochemical Products	$39,692	$52,218	$95,704	$58,550
Cobalt Products	230,702	440,240	592,102	635,514
Nuclear Medicine	178,605	219,897	406,901	393,867
Radiological Services	96,001	101,938	155,108	275,694
Fluorine Products	(758,911)	(310,003)	(1,435,098)	(598,358)
Transportation	2,938	(48,328)	(15,320)	(83,287)
Total Segments	(210,973)	455,962	(200,603)	681,980
Corporate Loss	(547,660)	(702,672)	(1,145,958)	(1,394,634)
Net Loss	$(758,633)	$(246,710)	$(1,346,561)	$(712,654)

	Three Months ended June 30,		Six Months ended June 30,
Expenditures for Segment Assets	2009	2008	2009	2008

Radiochemical Products	$-	$-	$-	$-
Cobalt Products	-	23,771	-	141,771
Nuclear Medicine	13,801	-	23,531	-
Radiological Services	-	3,200	-	51,995
Fluorine Products	7,844	912,836	37,032	914,473
Transportation	34,332	6,633	81,653	6,633
Total Segments	55,977	946,440	142,216	1,114,872
Corporate purchases	-	-	-	3,258
Total Consolidated	$55,977	$946,440	$142,216	$1,118,130

	June 30,	December 31,
Segment Assets	2009	2008

Radiochemical Products	$336,187	$312,049
Cobalt Products	3,224,905	3,110,486
Nuclear Medicine	518,421	439,832
Radiological Services	82,007	55,042
Fluorine Products	1,983,749	2,044,333
Transportation	144,981	52,720
Total Segments	6,290,250	6,014,462
Corporate assets	2,544,238	3,925,857
Total Consolidated	$8,834,488	$9,940,319

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three-month and six-month periods ended June 30, 2009, and 2008.

Revenues for the three and six-month period ended June 30, 2009, were $1,485,599 and $3,185,269 as compared to $1,876,042 and $3,183,980 for the same periods  in 2008, a  decrease of $390,443, or 21%, and an increase of $1,289, or, less than 1% respectively. The decrease in total revenues for the three-month period was attributable to normal variations in the sale of bulk cobalt while the small increase in revenues for the six-month period is indicative of the steady state of most business segments. Since the timing of large bulk cobalt product sales during the course of the calendar year has a significant impact upon period comparisons management believes that excluding sales of bulk cobalt product from the period comparisons of revenues provides useful information to investors.

There were no bulk cobalt sales during the three-month period ended June 30, 2009.  Therefore, excluding bulk cobalt sales, revenues for the three-month period ended June 30, 2009, were $1,485,599 as compared to $1,387,786 in 2008, which represents an increase of 7.0%. Excluding bulk cobalt sales, revenues for the six-month period ended June 30, 2009 were $2,690,608 as compared to $2,695,724 in 2008, a decrease of less than 1%. Please refer to the following tables for a financial measure reconciliation of total revenues:

Three-Month Financial Measure Reconciliation

	Period ended June 30, 2009	Period ended June 30, 2008
Total Revenues	$1,485,599	$1,876,042
Bulk Cobalt Products Revenues	$0	$488,256
Total Revenues Excluding Bulk Cobalt Products Revenues	$1,485,599	$1,387,786

Six-Month Financial Measure Reconciliation

	Period ended June 30, 2009	Period ended June 30, 2008
Total Revenues	$3,185,269	$3,183,980
Bulk Cobalt Products Revenues	$494,661	$488,256
Total Revenues Excluding Bulk Cobalt Products Revenues	$2,690,608	$2,695,724

Revenues from the sale of radiochemical products for the three-month period ending June 30, 2009, were $398,895 compared to $349,990 for the same period in 2008. This represents an increase in revenue of $48,905, or about 14%. Revenues from the sale of radiochemical products for the six-month period ending June 30, 2009, were $747,666 compared to $668,398 for the same period in 2008. This represents an increase in revenue of $79,268, or about 12%. Increases in the segment performance are attributable to increased sales of radiochemical iodine-131. Revenues from nuclear medicine products for the three-month period ending June 30, 2009 were $466,113 compared to $464,288 for the same period in 2008.  This represents an increase in revenue of $1,825, or less than 1%. Revenues from nuclear medicine products for the six-month period ending June 30, 2009 were $955,099 compared to $911,698 for the same period in 2008. This represents an increase in revenue of $43,401, or about 5%. Revenues from radiological services segment for the three-month period ending June 30, 2009, were $154,600 compared to $166,548 for the same period in 2008; a decrease of $11,948 or 7%. Revenues from radiological services segment for the six-month period ending June 30, 2009, were $234,953 compared to $412,270 for the same period in 2008; a decrease of $177,317 or 43%. The decline in this segment’s revenue was largely attributable to a decline in the volume of gemstone processing. Current economic conditions are having a negative impact upon the gemstone industry which directly affects this segment’s performance. Revenues from fluorine products segment for the three month periods ending June 30, 2009 and 2008 were $0. Revenues from the fluorine products segment for the six-month period ending June 30, 2009 were $878 compared to $0 for the same period in 2008. This small amount of revenue resulted from the sale of an initial qualification lot of material to our prospective customer during the first quarter of 2009. The customer verified that while the material met specifications no additional material has been sold due to weak market conditions.

Gross profit for the three and six-month periods ended June 30, 2009, was $800,858 and $1,669,792 compared to $950,671 and $1,649,073 for the same periods in 2008. This represents a decrease of $149,813 or 16% for the three month period and an increase of $20,719 or less than 1% for the six months ended June 30, 2009. Operating expenses increased to $1,557,774 for the three-month period ended June 30, 2009, compared to $1,177,670 for the same period of 2008. This represents an increase of $380,104 or 32%. Operating costs have increased in the period comparisons due to research and development and consultant expense related to engineering design, and licensing efforts to support the planned depleted uranium de-conversion and fluorine extraction process facility. The bulk of this expense is attributable to the consulting services of a major subcontractor which prepared the Conceptual Design Report for the above project and is also preparing the environmental report and license application. This development work has been classified as research and development expense in the accompanying Statement of Operations. Salaries and contract labor expenses for the three month period ended June 30, 2009 were $519,034 as compared to $507,865 for the same period in 2008 and $1,055,088 for the six month period ended June 30, 2009 as compared to $1,020,477 for the same six month period of 2008. General administrative expenses totaled $457,873 for the three-month period ended June 30, 2009 as compared to $663,415 for the same period of 2008 and $889,514 for the six month period ended June 30, 2009, as compared to $1,280,582 same period of 2008. For these same time periods we also realized a significant increase in stock based compensation expense.

Our net loss for the three and six-month periods ended June 30, 2009 was $758,634 and $1,346,561 respectively compared to a loss of $246,710 and $712,654 for the same periods in 2008. This is an increase in loss of $511,924 for the three-months ended June 30, 2008 and an increase in loss of $633,907 for the six months ended June 30, 2009, and was attributable to research and development costs related to the depleted uranium de-conversion and fluorine extraction processing facility.

Interest expense for the three and six-month periods ended June 30, 2009, was $24,308 and $63,436 as compared to $36,139 and $72,308 for the same periods in 2008. These decreases for the three and six month periods of $11,831 and $8,872 respectively are largely attributable to a loan with Compass Bank which was renewed April 20, 2009, at a lower rate of interest.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2009, we had cash and cash equivalents of $829,409.  For the six-months ended June 30, 2009, net cash used in operating activities was $1,155,422. We used $142,161 for investing activities and $22,348 for financing activities during the six months ended June 30, 2009.

At June 30, 2009, the Company had two outstanding loans with Compass Bank. One loan carries an outstanding balance of $91,196 with an interest rate of 9.25% and matures September 15, 2011. The second loan, which matured March 31, 2009, and was renewed April 20, 2009, has an outstanding balance of $519,136 with an interest rate of 7.25%.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 10, 2009

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