Form 10-Q/A
period 2009-06-30
INTERNATIONAL ISOTOPES INC
filed 2009-09-24
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

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

INTERNATIONAL ISOTOPES INC.

EXPLANATORY NOTE

This Amendment No. 1 to the International Isotopes Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 11, 2009, is being filed for the purpose of (i) including certain material contracts, as exhibits, which were inadvertently omitted from the original filing and (ii) revising the Exhibit Index to reflect that such material contracts are being filed herewith. Except as described above, this Amendment No. 1 does not update information presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed on August 11, 2009.

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

4.1

Form of Class E Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

10.1

Gemstone Processing Agreement between International Isotopes Inc. and Quali-Tech, Inc.

10.2

Manufacturing Agreement dated as of January 30, 2006 by and between International Isotopes Inc. and RadQual, LLC.

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

Date: September 24, 2009

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

4.1

Form of Class E Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report of Form 8-K filed on April 21, 2008).

10.1

Gemstone Processing Agreement between International Isotopes Inc. and Quali-Tech, Inc.

10.2

Manufacturing Agreement dated as of January 30, 2006 by and between International Isotopes Inc. and RadQual, LLC.

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