Form 10-Q
period 2010-09-30
INTERNATIONAL ISOTOPES INC
filed 2010-11-05
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010 the number of shares of Common Stock, $.01 par value, outstanding was 323,032,866.

INTERNATIONAL ISOTOPES INC.

For The Quarter Ended September 30, 2010

Part I.  Financial Information

Item 1.  Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$536,981	$461,091
Accounts receivable	466,521	481,702
Inventories	1,654,921	1,835,345
Prepaids and other current assets	157,044	126,316
Total current assets	2,815,467	2,904,454

Long-term assets
Restricted certificate of deposit	427,841	264,751
Property, plant and equipment, net	2,178,443	2,475,466
Capitalized lease disposal costs, net	154,573	196,287
Investment	1,290,000	1,290,000
Patents and other intangibles, net	236,813	250,347
Total long-term assets	4,287,670	4,476,851
Total assets	$7,103,137	$7,381,305

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$737,869	$569,076
Accrued liabilities	761,082	351,437
Current installments of notes payable	483,392	126,480
Current installments of capital leases	19,586	37,061
Total current liabilities	2,001,929	1,084,054

Long-term liabilities
Obligation for lease disposal costs	437,822	412,569
Notes payable, excluding current installments	509,426	963,657
Capital leases, excluding current installments	-	9,930
Convertible debentures, net of beneficial conversion feature of $410,004	2,664,996	-
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	4,462,244	2,236,156
Total liabilities	6,464,173	3,320,210

Stockholders’ Equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 293,944,348 and 293,677,806 shares issued and outstanding respectively	2,939,443	2,936,777
Additional paid-in capital	101,788,809	100,477,289
Accumulated deficit	(104,089,288)	(99,352,971)
Total stockholders’ equity	638,964	4,061,095
Total liabilities and stockholders’ equity	$7,103,137	$7,381,305

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Sale of product	$1,783,047	$1,323,907	$4,377,891	$4,509,176
Cost of product	1,164,187	859,479	2,646,430	2,374,956
Gross profit	618,860	464,428	1,731,461	2,134,220

Operating costs and expenses:
Salaries and contract labor	415,333	478,207	1,383,209	1,533,295
General, administrative and consulting	355,188	622,603	1,205,391	1,512,117
Research and development	1,469,027	856,154	3,487,997	1,909,460
Total operating expenses	2,239,548	1,956,964	6,076,597	4,954,872

Net operating loss	(1,620,688)	(1,492,536)	(4,345,136)	(2,820,652)

Other income (expense):
Other income (expense)	23,663	9,144	39,726	46,460
Interest income	865	3,918	2,579	11,593
Interest expense	(168,225)	(29,171)	(433,486)	(92,607)
Total other expense	(143,697)	(16,109)	(391,181)	(34,554)
Net loss	$(1,764,385)	$(1,508,645)	$(4,736,317)	$(2,855,206)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	293,941,928	289,636,523	293,913,991	289,103,195

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,736,317)	$(2,855,206)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	343,767	309,997
Loss on disposal of property, plant and equipment	14,635	2,756
Accretion of obligation for lease disposal costs	25,253	13,659
Accretion of beneficial conversion feature	292,853	-
Equity based compensation	593,847	709,122
Changes in operating assets and liabilities:
Accounts receivable	15,181	(75,314)
Prepaids and other assets	(30,728)	(49,571)
Deferred revenue	-	1,436
Inventories	180,424	(185,774)
Accounts payable and accrued liabilities	578,438	340,668
Net cash used in operating activities	(2,722,647)	(1,788,227)

Cash flows from investing activities:
Restricted certificate of deposit	(163,090)	(3,381)
Proceeds from sale of property, plant and equipment	3,800	5,400
Purchase of property, plant and equipment	(9,931)	(150,363)
Net cash used in investing activities	(169,221)	(148,344)

Cash flows from financing activities:
Proceeds from sale of stock	17,482	959,881
Proceeds from issuance of convertible debentures	3,075,000	-
Proceeds from issuance of debt	-	26,769
Principal payments on notes payable and capital leases	(124,724)	(101,296)
Net cash provided by financing activities	2,967,758	885,354

Net increase (decrease) in cash and cash equivalents	75,890	(1,051,217)
Cash and cash equivalents at beginning of period	461,091	2,149,340
Cash and cash equivalents at end of period	$536,981	$1,098,123

Supplemental disclosure of cash flow activities:
Cash paid for interest	$58,893	$108,094

Supplemental disclosure of noncash transactions:
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$702,857	$-
Conversion of note $340,753 and interest of $41,439 to common stock	$-	$382,192
Retirement of 77,091 shares of common stock at $0.18 per share to cover certain payroll taxes of employees in connection with shares granted to employees for restricted stock awards	$-	$13,877

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses. During the nine-month period ended September 30, 2010, the Company reported a loss of $4,736,317 and operations used cash of $2,722,647. During the same period in 2009, the Company reported a loss of $2,855,206 and operations used cash of $1,788,227. The Company has made significant investments in, and will continue to invest in, the design, licensing, and construction of a large scale uranium de-conversion and fluorine extraction facility. The Company expects that such investments will exceed current revenue from sales by a significant amount. As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until the first quarter of 2013 at the earliest. Management expects to generate sufficient cash flows from the existing business segments to meet operational needs for those segments during 2010; however, there is no assurance that these cash flows will occur. In addition, the Company will require additional capital to support ongoing efforts to expand the Company’s business to include the planned large scale uranium de-conversion processing and fluorine extraction plant. Current expenditures on that project include licensing, design, and related subcontractor project efforts.

The Company’s efforts to start the uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP). Since that time the Company has made significant investments in this major undertaking to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S. The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S. These facilities will produce large amounts of depleted uranium hexafluoride (UF6) that must be de-converted for disposal. In the process of de-conversion the Company plans to use FEP to produce high-value, high-purity fluoride gases.

Additional design and licensing activities for this new facility will continue throughout the remainder of 2010 and 2011. In April of 2010, the Company entered into an agreement with URENCO U.S.A. (UUSA) a wholly owned subsidiary of URENCO, to provide depleted uranium de-conversion services for its enrichment facility located in Eunice, New Mexico. These services will begin once commercial operations of the Company’s planned de-conversion facility, to be built in Lea County, near Hobbs, New Mexico, are underway. The term of the agreement extends through the first five years of the Company’s operation of the planned uranium de-conversion facility. It will require significant capital and time to design, license, and construct such a uranium de-conversion facility before the Company can recognize revenue under this agreement.

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

(3)

Net Loss Per Common Share - Basic and Diluted

At September  30, 2010, and 2009, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	September 30,
	2010	2009
Stock options	26,700,000	27,080,000
Warrants	25,940,637	25,940,637
Restricted stock awards issued under the 2006 Equity Incentive Plan	556,374	994,850
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
Convertible debentures and accrued interest	8,998,036	-
	62,620,047	54,440,487

(4)

Investments

At September 30, 2010, the Company owned a 24.5% interest in RadQual, LLC, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The remaining 75.5% ownership of RadQual, LLC, is concentrated among a very small group of investors and due to this concentration the Company is unable to exert significant control or influence over the operations or policies of RadQual, LLC. Accordingly, the investment in RadQual, LLC is recorded on the cost method at the lower of cost or fair value.  The 24.5% ownership of RadQual, LLC has been recorded at a cost of $1,290,000. For the nine months ended September 30, 2010, member distributions from RadQual, LLC totaled $54,801 and for the similar period in 2009, member distributions totaled $49,164.  These distributions were recorded as Other Income.

At September 30, 2010, and 2009, the Company had receivables from RadQual, LLC in the amount of $438,343 and $461,160, respectively, which are recorded as part of accounts receivable.  For the nine months ended September 30, 2010 and 2009, the Company had revenues from RadQual, LLC in the amount of $2,534,713 and $2,422,240, respectively, which are recorded as sale of product.

(5)

Inventories

Inventories consisted of the following at September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$261,103	$251,035
Work in progress	1,393,818	1,584,310
	$1,654,921	$1,835,345

Included in inventories are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, completed flood sources, and irradiated cobalt.

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation.  Some cobalt is near completion while some will still require several more years to complete.  At September 30, 2010, and December 31, 2009, the cobalt had a carrying value of $1,166,897 and $1,154,459, respectively. This value is based on accumulated costs which are allocated based on the length of time the cobalt remains in the reactor.

(6)

Convertible Debentures and Notes Payable

On February 24, 2010, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,075,000, which accrue a fixed sum of interest equal to 6% of the principal amount automatically upon issuance of the debenture.    The conversion price in effect for these debentures, on any conversion date, is equal to $0.35 if conversion is at the election of the holder, or the lesser of $0.35 and the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date, if automatically converted at the maturity date on August 24, 2011, or the per share subscription price of any other equity securities issued by the company for financing purposes subsequent to the original issue date of the debenture, in each case subject to certain adjustments.   To the extent any of the debentures are outstanding as of the maturity date and are automatically converted pursuant to the terms of the debentures, then investors holding such debentures will receive warrants to purchase the number of shares of common stock equal to one half of the number of shares of common stock issued upon automatic conversion of the debenture.  The Company can prepay all or part of the principal without penalty provided interest is paid proportionately with the principal being prepaid.  The fair market value of the Company’s common stock was $0.43 per share on the date of the agreement.  Consequently, the difference between the anticipated conversion price of $0.35 and the closing price of $0.43, multiplied by the number of issuable common shares upon conversion, has been recorded as a beneficial conversion feature with an increase to equity and a debt discount in the amount of $702,857.  This amount will be accreted to interest expense over the remaining life of the debt.

The securities purchase agreement provides the investors with certain registration rights should the debt be converted to stock. An investor may demand that the Company register the securities if it is unable to sell the securities at any time following the six-month holding period provided in Rule 144.  The Company is to use all commercially reasonable efforts to file a “shelf” registration statement within 45 days of notice, cause the registration statement to be effective within 120 days of notice, and keep the registration statement continuously effective for five years after the effective date or until the underlying securities have been sold.

If the Company fails to timely file the registration statement or to maintain its effectiveness, the Company is required to pay a monthly penalty equal to the greater of 1% of the purchase price paid by the investor or 1% of the market value of the shares then outstanding.  Demand for registration has not yet been made.

(7)

Stockholders’ Equity, Options and Warrants

Authorized Shares Outstanding

On July 20, 2010, at the Company’s Annual Meeting of Shareholders, an amendment to the Company’s Restated Articles of Incorporation was approved.  The amendment increased the number of authorized shares of common stock, having a par value of $0.01 per share, from 500,000,000 to 750,000,000.  This increase in authorized shares has been reflected on the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009.

Employee Stock Purchase

During the nine months ended September 30, 2010, and 2009, the Company issued 47,539, and 109,557 shares of common stock, respectively, to employees for proceeds of $17,482, and $19,881, respectively.  Subsequent to September 30, 2010, the Company issued 13,518 shares of common stock to employees for proceeds of $3,907.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

Share-based Compensation Plans

Employee/Director Grants - The Company accounts for issuances of stock-based compensation to employees by recognizing, as compensation expense, the cost of employee services received in exchange for the equity instruments. The expense is based on the grant date fair value of the award.  Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Option awards outstanding as of September 30, 2010, and changes during the nine months ended September 30, 2010, were as follows:

			Weighted Average Remaining Term
		Weighted Average Exercise Price		Aggregate Intrinsic Value

Fixed Options	Shares
Outstanding at December 31, 2009	26,700,000	$0.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2010	26,700,000	0.16	4.7	$5,290,000

Exercisable at September 30, 2010	19,835,000	0.09	3.4	$5,164,700

The intrinsic value of outstanding and exercisable shares is based on a September 30, 2010, closing price of the Company’s common stock of $0.34 per share.

As of September 30, 2010, there was approximately $757,895 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.8 years.

Restricted Stock Grants

Restricted stock awards outstanding as September 30, 2010, and changes during the nine months ended September 30, 2010, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2009	876,014
Granted	-
Vested	(219,003)
Forfeited	(100,637)
Non-vested at September 30, 2010	556,374

The value of non-vested stock under the 2006 Equity Incentive Plan at September 30, 2010, was $189,167 and is based on a September 30, 2010, value of $0.34 per share. As of September 30, 2010, there was approximately $31,478 of unamortized deferred compensation that will be recognized over a weighted average period of 1.6 years.

Compensation expense charged against income for stock based awards during the nine-month period ended September 30, 2010, was $593,847. Stock based compensation expense for this same period in 2009 was $709,122.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the reactor operations and, therefore, controls the continued production of cobalt in the government funded reactor. Previously, the Company’s agreement with the prime operating contractor had been on a reactor cycle-by-cycle contract basis, but in July 2010, the Company entered into a three-year Work For Others agreement with the DOE prime operating contractor to continue cobalt production and cask handling. However, continued access to the reactor for cobalt production still remains subject to approval by the prime operating contractor of the reactor based upon the priorities of its experiments program.

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

(9)

Subsequent Events

On October 29, 2010 the Company issued 29,075,000 units for $0.20 per unit, for total proceeds of $5,815,000. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for an exercise price of $0.40. The warrants expire in five years and contain a call provision that permits the Company to call the warrants in the event that the Company's closing stock price is greater than $0.80 per share for any 20 consecutive trading days. The Company will be required to file and maintain an effective resale registration statement covering the shares of common stock issued pursuant to this offering, as well as the shares of common stock underlying the warrants. If the Company fails to file or maintain an effective resale registration statement it is required to pay a monthly amount equal to the 1% of the aggregate purchase price paid by the investor, not to exceed 10% in the aggregate. The proceeds were allocated to the warrants based upon their value of $6,748,308 and resulted in $3,123,493 being allocated to the warrants and $2,691,507 allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 1.4%, expected dividend yield of 0%, expected volatility of 122.71% and an expected life of 5 years.

(10)

Segment Information

The Company has six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended September 30,		Nine Months ended September 30,
Sale of Product	2010	2009	2010	2009
Radiochemical Products	$446,533	$465,805	$1,295,193	$1,213,471
Cobalt Products	832,858	419,446	1,479,120	1,533,485
Nuclear Medicine Standards	459,769	431,292	1,376,807	1,386,391
Radiological Services	21,421	(31,986)	126,955	202,967
Fluorine Products	-	-	-	878
Transportation	22,466	39,350	99,816	171,984
Total Segments	1,783,047	1,323,907	4,377,891	4,509,176
Corporate revenue	-	-	-	-
Total Consolidated	$1,783,047	$1,323,907	$4,377,891	$4,509,176

	Three Months ended September 30,		Nine Months ended September 30,
Depreciation and Amortization	2010	2009	2010	2009
Radiochemical Products	$9,154	$9,866	$27,953	$29,655
Cobalt Products	27,452	25,621	82,690	77,912
Nuclear Medicine Standards	1,278	1,257	3,833	3,015
Radiological Services	2,600	2,600	7,799	7,800
Fluorine Products	50,401	50,840	157,278	151,879
Transportation	6,806	9,411	23,330	22,303
Total Segments	97,691	99,595	302,883	292,564
Corporate depreciation and amortization	14,964	1,908	40,884	17,433
Total Consolidated	$112,655	$101,503	$343,767	$309,997

	Three Months ended September 30,		Nine Months ended September 30,
Segment Income (Loss)	2010	2009	2010	2009
Radiochemical Products	$29,134	$1,341	$106,684	$97,045
Cobalt Products	278,588	177,968	541,931	770,070
Nuclear Medicine Standards	178,413	185,871	575,016	592,772
Radiological Services	(5,801)	(117,402)	29,626	37,706
Fluorine Products	(1,614,943)	(996,293)	(3,847,873)	(2,431,391)
Transportation	(44,200)	(33,932)	(95,173)	(49,252)
Total Segments	(1,178,810)	(782,447)	(2,689,790)	(983,050)
Corporate Loss	(585,575)	(726,198)	(2,046,527)	(1,872,156)
Net Loss	$(1,764,385)	$(1,508,645)	$(4,736,317)	$(2,855,206)

	Three Months ended September 30,		Nine Months ended September 30,
Expenditures for Segment Assets	2010	2009	2010	2009
Radiochemical Products	$-	$-	$-	$-
Cobalt Products	-	-	-	-
Nuclear Medicine Standards	-	-	-	23,531
Radiological Services	-	-	-	-
Fluorine Products	2,725	8,147	9,931	45,179
Transportation	-	-	-	81,653
Total Segments	2,725	8,147	9,931	150,363
Corporate purchases	-	-	-	-
Total Consolidated	$2,725	$8,147	$9,931	$150,363

	September 30,	December 31,
Expenditures for Segment Assets	2010	2009
Radiochemical Products	$289,849	$314,386
Cobalt Products	1,919,977	2,150,012
Nuclear Medicine Standards	484,035	546,521
Radiological Services	33,484	38,708
Fluorine Products	1,742,470	1,884,243
Transportation	58,384	95,749
Total Segments	4,528,199	5,029,619
Corporate purchases	2,574,938	2,351,686
Total Consolidated	$7,103,137	$7,381,305

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking.  In particular, statements regarding growth in our business segments; progress on our depleted uranium de-conversion and fluorine extraction processing facility; potential future sales of fluoride products; the potential market for de-conversion services; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; and the consequences of the loss of any of our major customers or suppliers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the securities and Exchange Commission on March 31, 2010.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three months ended September 30, 2010, and 2009

Revenues for the three-month period ended September 30, 2010, were $1,783,047, as compared to $1,323,907 for the same period in 2009, an overall increase of $459,140 or approximately 35%.   All business segments reported increases in revenues for the period with the exception of the Radiochemical Products and the Transportation segments which reported decreases in revenue of 4% and 43%, respectively.

We recorded $551,728 in bulk cobalt sales for the three-month period ended September 30, 2010, and no bulk cobalt sales during the same period in 2009.  The timing of bulk cobalt sales can create large variations in period-to-period revenue comparisons and therefore, management believes that a presentation of total revenue excluding bulk cobalt sales provides meaningful information to the investor. However, this information has limitations as an analytical tool and should not be considered in isolation or as a substitute for total revenue. The following table presents a period-to-period comparison of total revenue by segment, as well as a period-to-period comparison of total revenue by segment excluding bulk cobalt sales.

	Three months ended September 30,
Sale of Product	2010	2009	Increase (Decrease)	% Change
Radiochemical Products	$446,533	$465,805	$(19,272)	-4%
Cobalt Products (including bulk cobalt sales)	832,858	419,446	413,412	99%
Nuclear Medicine Standards	459,769	431,292	28,477	7%
Radiological Services	21,421	(31,986)	53,407	167%
Fluorine Products	-	-	-	-
Transportation	22,466	39,350	(16,884)	-43%
Total Segments	1,783,047	1,323,907	459,140	35%
Corporate revenue	-	-	-	-
Total Consolidated	$1,783,047	$1,323,907	$459,140	35%

	Three months ended September 30,
Sale of Product	2010	2009	Increase (Decrease)	% Change
Radiochemical Products	$446,533	$465,805	$(19,272)	-4%
Cobalt Products (excluding bulk cobalt sales)	281,130	419,446	(138,316)	-33%
Nuclear Medicine Standards	459,769	431,292	28,477	7%
Radiological Services	21,421	(31,986)	53,407	-167%
Fluorine Products	-	-	-	-
Transportation	22,466	39,350	(16,884)	-43%
Total Segments	1,231,319	1,323,907	(92,588)	-7%
Corporate revenue	-	-	-	-
Total Consolidated	$1,231,319	$1,323,907	$(92,588)	-7%

Gross profit for the three-month period ended September 30, 2010, was $618,860 compared to $464,428, for the same period in 2009.  This represents an increase of $154,432, or approximately 33%.  This increase in gross profit is due to the increase in total sales.  The overall cost of product materials, as a percentage of revenues, remained relatively constant from period to period. Operating expenses increased to $2,239,548 for the three-month period ended September 30, 2010, compared to $1,956,964 for the same period in 2009.  This represents an increase of $282,584 or approximately 14%.   The following table shows a year to year comparison of total operating expenses for the three-month period:

	Three Months ended September 30,
	2010	2009	Increase (Decrease)	% Change
Operating costs and expenses:
Salaries and contract labor	$415,333	$478,207	$(62,874)	-13%
General, administrative and consulting	355,188	622,603	(267,415)	-43%
Research and development	1,469,027	856,154	612,873	72%
Total operating expenses	$2,239,548	$1,956,964	$282,584	14%

As illustrated, the increase in operating costs and expenses is directly attributable to research and development expenses associated with the planning and licensing of the planned depleted uranium de-conversion facility. Salaries and contract labor decreased by $62,874, or approximately 13%, for the three-month period ended September 30, 2010, as compared to the same period in 2009.  General administrative costs decreased by $267,415, or approximately 43%, for this same period, to $355,188 for the three months ended September 30, 2010, as compared to $622,603 for the same period in 2009.  Research and development costs increased by $612,873, or approximately 72%, for the three months ended September 30, 2010, to $1,469,027, as compared to $856,154 for the same period in 2009. The decrease in salaries and contract labor expense, as well as the decrease in general administrative expense, is a result of personnel and resources being redirected to support the research and development work related to the de-conversion facility project. The increase in research and development expense is almost entirely attributable to the continued planning and licensing activities with regard to the depleted uranium de-conversion facility. These research and development expenses have increased from period-to-period and are expected to continue to do so as the uranium de-conversion project progresses. Our net loss for the three-month period ended September 30, 2010, was $1,764,385, as compared to $1,508,645 for the same period in 2009.  This is an increase in loss of $255,740, or 17%, and was largely attributable to the increases in research and development related to the planned depleted uranium de-conversion and fluorine extraction processing facility.

Interest expense for the three-month period ended September 30, 2010, was $168,225, as compared to $29,171 for the same period in 2009. The increase of $139,054, or 477%, is primarily interest expense recorded with regard to the convertible debentures that were issued in February 2010 to various institutional and private investors. The debentures contain a beneficial conversion feature, and accordingly, we have recorded this feature as a contra-liability while simultaneously accreting the beneficial portion of the debt as interest expense over the 18-month life of the agreement.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three-month period ended September 30, 2010, were $446,533, compared to $465,805 for the same period in 2009.  This represents a slight decrease in revenue of $19,272, or approximately 4%. Tighter market conditions have persisted over the past three-month period which have affected sales in this segment.  Gross profit in the Radiochemical Products segment for the three months ended September 30, 2010, was $64,415, compared to $61,234 for the same period in 2009. Gross profit percentages were approximately 14% and 13%, for the third quarters of 2010 and 2009, respectively. This slight increase in gross profit is attributable to sales price adjustments made late in the third quarter as well as continued cost control measures taken with regard to  materials, freight, and shipping. Operating expense for this segment for the three-month period ended September 30, 2010, was $35,281, as compared to $59,894, for the same period in 2009. This decrease of $24,613, or 41%, is the result of contractual changes with our iodine supplier which no longer obligate us to pay commission on iodine sales as well as management’s on-going efforts to reduce all operating expenses. Net income for this segment increased for the three-month period ended September 30, 2010, to $29,134, up from $1,341 for the same period in 2009, an increase of $27,793, or approximately 2,073%.

In August of 2010, we entered into a three-year sales agreement with NTP Radioisotopes (Pty) Ltd, (NTP) pursuant to which NTP will supply Iodine-131 for our distribution in the U.S. The term of the agreement extends to August 13, 2013. The price of iodine-131 is fixed until August 31, 2011 and varies based on weekly purchase volumes. We will renegotiate the purchase price with NTP after August 31, 2011, and each party has the right to terminate if pricing terms cannot be agreed upon.

Cobalt Products.  Revenues from the sale of cobalt products for the three-month period ended September 30, 2010, were $832,858, compared to $419,446 for the same period in 2009. This represents an increase in revenue attributable to this segment of $413,412, or approximately 99%. This increase in segment revenue is the result of the timing of bulk cobalt sales which have a significant effect on period-to-period comparisons as illustrated in the tables above. For the three-month period ended September 30, 2010 there were $551,728 in bulk cobalt sales, whereas there were no bulk cobalt sales for this same period in 2009.  Gross profit for this segment for the three-month period ended September 30, 2010 was $341,708, compared to $219,180 for the same period in 2009. This increase in gross profit of $122,528 is due to increased sales coupled with successful efforts to maintain decreased manufacturing costs. Operating expense in this segment increased by $21,908 to $63,120 for the three-month period ended September 30, 2010, from $41,212 for the same period in 2009. This increase was primarily due to general support and supply costs incurred to support product manufacturing in this segment. Net income for the Cobalt Products segment was $278,588 for the three-month period ended September 30, 2010, as compared to $177,968 for the same period in 2009.  The increase in net income of $100,620 is attributable to bulk cobalt sales. We anticipate strong growth in this segment for the remainder of 2010, including an additional bulk cobalt sale, as well as additional sealed source sales.

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

The production of cobalt, which we use in both bulk cobalt sales and sealed source sales, is dependent on the U.S. Department of Energy, and its prime-operating contractor which manages the Idaho reactor. A loss of the ability to use this reactor would cause a significant negative impact on both our bulk cobalt sales and sealed source sales. Previously, our agreement with the prime-operating contractor had been on a reactor cycle-by-cycle contract basis, but in July 2010, we entered into a three-year Work For Others agreement with the DOE prime operating contractor to continue cobalt production and cask handling.  However, continued access to the reactor for cobalt production remains subject to approval by the prime operating contractor of the reactor based upon the priorities of its experiments program.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three-month period ended September 30, 2010, were $459,769, compared to $431,292 for the same period in 2009.  This represents an increase in revenue attributable to this segment of $28,477, or approximately 7%. Gross profit for this segment for the three-month period ended September 30, 2010, was $208,231, as compared to $208,741 for the same period in 2009, or 45% and 48% of nuclear medicine segment sales, respectively.  Operating expense for the three-month period ended September 30, 2010 increased to $29,818, from $22,870 for the same period in 2009, an increase of $6,948 or approximately 30%. This increase in operating expense was primarily attributable to general nuclear medicine production supplies used in production support. Net income for this segment decreased by $7,458, or approximately 4%, to $178,413 for the period ended September 30, 2010, as compared to $185,871, for the same period in 2009. Management believes that this small decrease is reflective of general market conditions. We are continuing to develop and implement an ISO-9000 quality certification that will allow sales of calibration and reference standards into Canada and the European Union. Improvements in general economic conditions and the ISO-9000 quality certification are expected to strengthen sales in this segment.

Radiological Services.  Revenues from the radiological services segment for the three-month period ended September 30, 2010, were $21,421, compared to ($31,986) for the same period in 2009, an increase  of $53,407 or approximately 167%. For the three-month period ended September 30, 2009, we recorded a cancelled sale in the amount of $60,877; there was no such event for the same period in 2010. Excluding this cancelled sale from the period-to-period comparison, sales would be $21,421 and $28,891, for 2010 and 2009 respectively. Gross profit for this segment for the three-month period ended September 30, 2010 was $2,263, and ($49,759) for the same period in 2009. Operating expense for this segment for the three months ended September 30, 2010, was $8,064, as compared to $67,643 for the same period in 2009.  This decrease is due to economizing on all costs in this segment until such time as the gemstone processing market, the principal market for our radiological services segment, resumes historical activity. Net income for this segment for the three-month period ended September 30, 2010 was ($5,801), as compared to ($117,402) for the same period in 2009.  The decrease in net loss for this segment of $111,601, or 95%, was largely due to strong control of operating costs. Most of our radiological services are performed in support of gemstone processing for Quali-Tech, Inc. There are very few companies in the U.S. that possess the mix of qualifications and licensing necessary to provide this type of service, and although the volume of gemstones has not been at historical proportions, management anticipates volume will resume as economic conditions improve.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three-month period ended September 30, 2010, or for the same period in 2009.  We are developing our fluorine products in conjunction with uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the same three-month period we incurred $1,614,943 of planning, licensing, and other expense in 2010 as compared to $996,293 in 2009. This is an increase of $618,650, or approximately 62%. During the remainder of 2010, we will continue to use our existing FEP facility in Idaho for testing individual components and analytical processes required for the planned uranium de-conversion facility in New Mexico. We are in discussions with several customers for the sale of several fluoride products to be produced from the larger uranium de-conversion and fluorine extraction processing facility and for the sale of germanium tetrafluoride from the Idaho FEP facility in conjunction with the testing and analytical activities to be conducted there.

Transportation Services.  Revenues from the transportation services segment for the three-month period ended September 30, 2010, were $22,466, compared to $39,350 for the same period in 2009. This is a decrease of $16,884, or approximately 43%. This decrease in revenue is largely due to fewer opportunities for “for hire” transportation services. Vehicles were used to transport our own products to a greater extent and were not available for third party transport. Gross profit for this segment was $2,243 for the three-month period ended September 30, 2010, and $25,031 for the same period in 2009, or 10% and 64%, respectively, of transportation segment revenue for these periods.  Operating expense for this segment was $46,443 for the three-month period ended September 30, 2010, and $58,963 for the same period in 2009. This represents a decrease of $12,520 or of approximately 21%.  This decrease in expense is the result of efforts to control and reduce operating costs in this segment. For the three-month period ended September 30, 2010, the Transportation Services segment reported a net loss of $44,200, as compared to a net loss of $33,932 for the same period in 2009.  The Transportation Services segment was established to provide for transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. It is anticipated that this segment will also provide some of the transportation services for the planned de-conversion facility.

Nine months ended September 30, 2010, and 2009

Revenues for the nine-month period ended September 30, 2010, were $4,377,891, as compared to $4,509,176 for the same period in 2009, a decrease of $131,285 or approximately 3%. We recorded bulk cobalt sales in the amount of $551,728 for the nine-month period ended September 30, 2010, and recorded $494,661 of bulk cobalt sales during the same period in 2009. Because these bulk cobalt sales represents a material dollar amount, and can create significant variations in period-to-period comparisons, management believes that a presentation of total revenue excluding bulk cobalt sales provides meaningful information to investors.

The following table presents a period-to-period comparison of total revenue by segment, as well as a period-to-period comparison of total revenue by segment excluding bulk cobalt sales. This information has limitations as an analytical tool and should not be considered in isolation or as a substitute for total revenue.

	Nine months ended September 30,
Sale of Product	2010	2009	Increase (Decrease)	% Change
Radiochemical Products	$1,295,193	$1,213,471	$81,722	7%
Cobalt Products (including bulk cobalt sales)	1,479,120	1,533,485	(54,365)	-4%
Nuclear Medicine Standards	1,376,807	1,386,391	(9,584)	-1%
Radiological Services	126,955	202,967	(76,012)	-37%
Fluorine Products	-	878	(878)	-100%
Transportation	99,816	171,984	(72,168)	-42%
Total Segments	4,377,891	4,509,176	(131,285)	-3%
Corporate revenue	-	-	-	-
Total Consolidated	$4,377,891	$4,509,176	$(131,285)	-3%

	Nine months ended September 30,
Sale of Product	2010	2009	Increase (Decrease)	% Change
Radiochemical Products	$1,295,193	$1,213,471	$81,722	7%
Cobalt Products (excluding bulk cobalt sales)	927,392	1,038,824	(111,433)	-11%
Nuclear Medicine Standards	1,376,807	1,386,391	(9,584)	-1%
Radiological Services	126,955	202,967	(76,012)	-37%
Fluorine Products	-	878	(878)	-100%
Transportation	99,816	171,984	(72,168)	-42%
Total Segments	3,826,163	4,014,515	(188,353)	-5%
Corporate revenue	-	-	-	-
Total Consolidated	$3,826,163	$4,014,515	$(188,353)	-5%

Gross profit for the nine-month period ended September 30, 2010 was $1,731,461, compared to $2,134,220, for the same period in 2009.  This represents a decrease of $402,759 or approximately 19% and is a result of the small decrease in revenue coupled with increased material costs during this same period.

Operating expenses were $6,076,597 for the nine-month period ended September 30, 2010, compared to $4,954,872 for the same period in 2009.  This represents an increase of $1,121,725 or approximately 23%.   This increase is attributable to the increase in research and development costs generated by work related to the continued planning and licensing of the uranium de-conversion facility. The following table shows a year to year comparison of total operating expenses for the nine-month period:

	Nine Months ended September 30,
	2010	2009	Increase (Decrease)	% Change
Operating costs and expenses:
Salaries and contract labor	$1,383,209	$1,533,295	$(150,086)	-10%
General, administrative and consulting	1,205,391	1,512,117	(306,726)	-20%
Research and development	3,487,997	1,909,460	1,578,537	83%
Total operating expenses	$6,076,597	$4,954,872	$1,121,725	23%

Our net loss for the nine-month period ended September 30, 2010, was $4,736,317, as compared to $2,855,206 for the same period in 2009. This is an increase in loss of $1,881,111, or 66%, and was largely attributable to the increases in research and development costs related to the planned depleted uranium de-conversion and fluorine extraction processing facility.

Radiochemical Products.  Revenues from the sale of radiochemical products for the nine-month period ended September 30, 2010, were $1,295,193, compared to $1,213,471 for the same period in 2009. This represents an increase in revenue of $81,722, or approximately 7%.  Increases in this segment’s revenue are attributable to increased sales of radiochemical iodine-131 which have remained strong for the nine-month period.  Gross profit in this segment for the nine months ended September 30, 2010, was $210,579, compared to $253,577 for the same period in 2009.  Gross profit percentages for the nine months ended September 30, 2010 and 2009 were approximately 16% and 21%, respectively. This decrease in gross profit reflects the period-to-period increase in sales coupled with increases in the cost of materials, such as iodine-131, as well as increased freight and shipping costs. Operating expense for this segment for the nine-month period ended September 30, 2010, was $106,895 as compared to $156,532 for the same period in 2009. This decrease of $52,637, or 34%, is the result of contractual changes made with our iodine supplier which no longer obligate us to pay commission on iodine sales. Net income for this segment increased for the nine-month period ended September 30, 2010, to $106,684, an increase of $9,639, or approximately 10% over net income of $97,045 for the same period in 2009. Pricing adjustments were made in the latter part of this nine-month period which we expect will continue to have a strong affect on net income in this segment.

Cobalt Products.  Revenues from the sale of cobalt products for the nine-month period ended September 30, 2010, were $1,479,120, compared to $1,533,485 for the same period in 2009. This represents a decrease in revenue of $54,365, or approximately 4%. This decrease in segment revenue is primarily the result of a decline in revenues from expended gamma knife and sealed source products.  Bulk cobalt sales during the nine-month periods ending September 30, 2010 and 2009 remained relatively constant as illustrated in the above table.  Gross profit for the nine-month period ended September 30, 2010 was $725,509, as compared to $909,635 for the same period in 2009.  This decrease in gross profit is primarily the result of higher material costs recorded for the nine-month period ended September 30, 2010 as compared to the same period in 2009.  Bulk cobalt material sold during the nine-month period ended September 30, 2010 had accumulated higher costs of irradiation, due to time spent in the reactor, which increased the cost of bulk cobalt sold.  Operating expense in this segment increased to $183,579 from $139,565 for the nine months ended September 30, 2010 and 2009, respectively.  This is an increase of $44,014, or approximately 32%, and is the result of increases in operating supplies and indirect labor charges for these comparative nine-month periods. Net income for the nine months ended September 30, 2010 was $541,931, as compared to $770,070 for the same period in 2009.  This decrease of $228,139, or approximately 30%, is attributable to the slight decrease in revenue for this segment as well as increased material costs and increased operating costs.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the nine-month period ended September 30, 2010, were $1,376,807, compared to $1,386,391 for the same period in 2009.  This is a decrease in revenue of $9,584, or approximately 1%.  Gross profit for this segment for the nine-month period ended September 30, 2010, was $668,311, as compared to $680,060 for the same period in 2009, or 49% of nuclear medicine segment sales for both years. Operating expense for this same period increased to $93,295 for 2010, from $87,288 in 2009, an increase of $6,007, or approximately 7%. Net income for the nuclear medicine products segment decreased $17,756, or approximately 3% for the period ended September 30, 2010, as compared to the same period in 2009. Sales of flood source products have continued to remain slightly down as compared to prior years, which management believes is due to customers delaying purchases of these products because of economic considerations.  However, based on discussions with a major customer, sales are anticipated to resume a stronger rate of growth as economic conditions improve.

Radiological Services.  The radiological services segment reported revenues of $126,955 for the nine-month period ended September 30, 2010 and $202,967 for the same period in 2009.  This is a decrease of $76,012, or approximately 37%. Gross profit was $64,649 for this segment for the nine months ended September 30, 2010 and $164,053 for the same period in 2009.  This is a decrease in gross profit of $99,404, or approximately 61%.  Operating costs were $35,024 and $126,347 for 2010 and 2009, respectively, for the same nine-month period.  Net income for the period ended September 30, 2010 was $29,626, compared to $37,706 for the same period in 2009.  The overall decrease in both revenue and expenses for this business segment is due to the decrease in gemstone processing as well as decreases in radiological services consulting.  Most radiological services are performed in connection with gemstone processing which, due to decreased demand, has slowed significantly which management believes is due to global economic trends.

Fluorine Products.  Revenues from the fluorine products segment for the nine-month period ended September 30, 2010, were $0 and $878 for the same period in 2009.  We are developing our fluorine products in conjunction with uranium de-conversion in order to take advantage of the anticipated need for depleted uranium de-conversion services. Based on market studies, we believe that continued financial investment in the uranium de-conversion facility is justified, and we will continue to invest in this project throughout the remainder of 2010. The FEP facility in Idaho continues to be used for testing individual components and analytical processes required for the planned uranium de-conversion facility in New Mexico.

Transportation Services.  Revenues from the transportation services segment for the nine-month period ended September 30, 2010, were $99,816 compared to $171,984 for the same period in 2009. This is a decrease of $72,168, or approximately 42% and is largely the result of decreased “for hire” revenues. Gross profit for this segment was $62,413 for the nine-month period ended September 30, 2010, and $126,017 for the same period in 2009. This is a decrease in gross profit of $63,604, or approximately 51%. Operating expense for this segment was $157,586 for the nine-month period ended September 30, 2010, and $175,269 for the same period in 2009. This represents a decrease of $17,681 or approximately 10%. The transportation services business segment continues to provide hazardous and non-hazardous transportation services to us at significant savings as compared to outside commercial carriers. Our specially trained drivers and equipped vehicles are well suited to meeting the security and regulatory requirements necessary for the transport of these types of shipments while significantly reducing our costs of transport.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2010, we had cash and cash equivalents of $536,981.  For the nine months ended September 30, 2010, net cash used in operating activities was $2,722,647. Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases as well as cash paid for services in support of the planned de-conversion facility.

Inventories at September 30, 2010 totaled $1,654,921, and inventories at December 31, 2009, totaled $1,835,345. This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the Department of Energy’s prime contractor account for approximately 87% of total inventory cost for the period ended September 30, 2010, and approximately 90% of total inventory cost for the similar period in 2009. In December of 2009, it was determined that some cobalt target material had decreased in activity level and was written down to its estimated market value.  We recorded an impairment charge of $740,719 at that time. Further impairments are not anticipated.

Increases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms. Historically, we have not written off any accounts receivable and we expect that trend to continue.  For the nine-month period ended September 30, 2010, we used $169,221 in investing activities.  This use of funds was primarily attributable to increasing the amount held in a restricted certificate of deposit by $163,090 as part of our financial assurance obligations under our NRC license. As a condition of our NRC licenses in Idaho, we are required to provide financial assurance for decommissioning activities. We fulfill this license requirement with an actual cash reserve, in the form of a restricted certificate of deposit and irrevocable letter of credit to the NRC, to support our estimated decommissioning and disposal costs for our facilities. Financing activities provided $2,967,758 during the nine months ended September 30, 2010, which was primarily the result of issuing convertible debentures yielding cash proceeds of $3,075,000 during the first quarter of 2010.

At September 30, 2010, we had two outstanding loans with Compass Bank. One loan carries an outstanding balance of $42,391, with an interest rate of 9.25%, and matures September 15, 2011. The second loan, matures April 20, 2011, and has an outstanding balance of $426,283, with an interest rate of 7.25%. We also have an unsecured note payable totaling $500,000 which is payable to the former Chairman of the Board. The loan requires annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note matures on April 1, 2012.

We are continuing to pursue the planning, licensing and construction of a depleted uranium de-conversion and fluorine extraction processing facility. We spent approximately $3,700,000 during the first nine months of 2010 on this project, and anticipate this spending level to continue through the remainder of 2010. In 2009, we produced the Conceptual Design Report for the project and submitted the license application and required environmental report for the Nuclear Regulatory Commission license application. In the first nine-months of 2010, we continued to support the licensing process with the NRC, completed additional facility design, worked on the transfer of property for the facility, and continued to work towards completing sales agreements for the sale of products from the proposed facility.  We are exploring several options for funding of the project at this time including a loan guarantee under the Department of Energy loan guarantee program solicitation for renewable energy, energy savings in manufacturing projects. Under that program the DOE makes relatively low interest loans through the federal bank to approved projects.  We submitted a part 1 application under this program in June 2010 and were informed by the DOE in July 2010 that Part 1 was approved and we were invited to submit our part 2 application. We plan to submit that part 2 application by December 31, 2010 and anticipate some indication from the DOE of award status in the latter half of 2011.

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

At September 30, 2010 there were 25,940,637 outstanding warrants to purchase common stock. Included in these are 13,333,331 Class E warrants outstanding which entitle the holder to purchase shares of common stock at an exercise price equal to $0.43 per share. These Class E warrants were issued in 2008 and expire on March 20, 2011. The Class E warrants contain an Annual Price Adjustment feature which states that each year on the anniversary date of the issuance of the warrants, if the average closing price on all of the trading days since the previous anniversary date is lower than the exercise price then in effect, the exercise price shall be reduced to the lower average closing price. The exercise price was reduced to $0.43 per share on April 9, 2010 according to these terms. In November 2008, 8,200,000 Class F warrants were issued with an exercise price of $0.30 per share and an expiration date of November 10, 2013. In September 2009, the Company issued 4,407,306 Class G warrants with an exercise price of $.40 per share. The Class G warrants contain a First Anniversary Price Adjustment feature which states that on the first anniversary of the date of issuance of the warrants, if the average closing price for the twenty preceding trading days is lower than the exercise price then in effect, the exercise price will be reduced to the lower average closing price. On September 18, 2010, in accordance with these terms, the exercise price was reduced to $0.36 per share.  The Class G warrants expire on September 18, 2011.

On October 29, 2010 we completed a private placement for cash proceeds of $5,815,000. We issued 29,075,000 units with each unit consisting of one share of common stock and one warrant to purchase one share of common stock for an exercise price of $0.40. The warrants expire in five years and contain a call provision that permits the Company to call the warrants in the event that the Company's closing stock price is greater than $0.80 per share for any 20 consecutive trading days. The proceeds of this offering will be used to continue our efforts on the licensing and design of our planned uranium de-conversion and fluorine extraction processing facility in New Mexico.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of September 30, 2010, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 5.  Other Information

None

Item 6. Exhibits

3(i)

Restated Articles of Incorporation as amended (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2010).

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

10.2

Sales Agreement effective August 1, 2010 by and between International Isotopes Idaho, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2010).*

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

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
Laurie McKenzie-Carter
Chief Financial Officer

Date: November 5, 2010

EXHIBIT INDEX

Exhibit

Number

Description of Document

3(i)

Restated Articles of Incorporation as amended (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2010).

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

10.2

Sales Agreement effective August 1, 2010 by and between International Isotopes Idaho, Inc. and NTP Radioisotopes (Pty) Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2010).*

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

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