Form 10-Q
period 2011-03-31
INTERNATIONAL ISOTOPES INC
filed 2011-05-18
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 13, 2011, the number of shares of Common Stock, $.01 par value, outstanding was 323,604,727.

INTERNATIONAL ISOTOPES INC.

For The Quarter Ended March 31, 2011

Part I. Financial Information
Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$2,907,220	$4,237,303
Accounts receivable	1,169,462	844,258
Inventories	1,692,810	1,681,840
Due from related party	54,518	87,500
Prepaids and other current assets	83,861	122,016
Total current assets	5,907,871	6,972,917

Long-term assets
Restricted certificate of deposit	428,568	428,365
Property, plant and equipment, net	2,069,686	2,090,781
Capitalized lease disposal costs, net	127,296	140,934
Investment	1,402,752	1,365,851
Patents and other intangibles, net	229,540	228,745
Total long-term assets	4,257,842	4,254,676
Total assets	$10,165,713	$11,227,593

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$971,206	$717,363
Accrued liabilities	710,713	623,111
Convertible debentures, net of beneficial conversion feature of $175,722 and $292,863	2,899,278	2,782,137
Current installments of notes payable	424,399	454,811
Current installments of capital leases	3,341	9,930
Total current liabilities	5,008,937	4,587,352

Long-term liabilities
Obligation for lease disposal costs	455,510	446,578
Notes payable, excluding current installments	501,361	505,382
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,806,871	1,801,960
Total liabilities	6,815,808	6,389,312

Stockholders’ Equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 323,232,868 and 323,032,866 shares issued and outstanding respectively	3,232,329	3,230,328
Additional paid-in capital	107,669,387	107,462,007
Accumulated deficit	(107,759,067)	(106,044,054)
Equity attributable to International Isotopes Inc. stockholders	3,142,649	4,648,281
Equity attributable to noncontrolling interest	207,256	190,000
Total equity	3,349,905	4,838,281
Total liabilities and stockholders’ equity	$10,165,713	$11,227,593

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2011	2010
Sale of product	$2,413,315	$1,109,551
Cost of product	1,494,278	733,870
Gross profit	919,037	375,681

Operating costs and expenses:
Salaries and contract labor	568,923	519,081
General, administrative and consulting	520,252	371,365
Research and development	1,407,711	656,165
Total operating expenses	2,496,886	1,546,611

Net operating loss	(1,577,849)	(1,170,930)

Other income (expense):
Other income (expense)	3,145	(3,040)
Equity in net income of affiliate	44,856	-
Interest income	1,850	1,047
Interest expense	(169,758)	(91,939)
Total other expense	(119,907)	(93,932)
Net loss	(1,697,756)	(1,264,862)
Less income attributable to noncontrolling interest	(17,256)	-
Net loss attributable to International Isotopes Inc.	$(1,715,012)	$(1,264,862)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	323,199,534	293,873,152

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,697,756)	$(1,264,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income in equity method investment	(44,856)	-
Depreciation and amortization	102,063	106,475
(Gain)/Loss on disposal of property, plant and equipment	(3,145)	14,635
Accretion of obligation for lease disposal costs	8,932	8,252
Accretion of beneficial conversion feature	117,141	58,571
Equity based compensation	205,918	224,585
Changes in operating assets and liabilities:
Accounts receivable	(325,204)	(82,716)
Prepaids and other assets	38,155	27,923
Inventories	(10,970)	(48,375)
Accounts payable and accrued liabilities	341,445	(81,129)
Net cash used in operating activities	(1,268,277)	(1,036,641)

Cash flows from investing activities:
Restricted certificate of deposit	(203)	(762)
Due from related party	32,982	-
Dividends received from equity method investment	7,955	-
Proceeds from sale of property, plant and equipment	18,500	3,800
Purchase of property, plant and equipment	(83,480)	(7,207)
Net cash used in investing activities	(24,246)	(4,169)

Cash flows from financing activities:
Proceeds from sale of stock	3,462	7,205
Proceeds from issuance of convertible debentures	-	3,075,000
Principal payments on notes payable and capital leases	(41,022)	(40,522)
Net cash provided by financing activities	(37,560)	3,041,683

Net increase (decrease) in cash and cash equivalents	(1,330,083)	2,000,873
Cash and cash equivalents at beginning of period	4,237,303	461,091
Cash and cash equivalents at end of period	$2,907,220	$2,461,964

Supplemental disclosure of cash flow activities:
Cash paid for interest	$47,525	$12,486

Supplemental disclosure of noncash transactions:
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$-	$702,857

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the “Company”) was incorporated in Texas in November 1995. The Company has three wholly-owned subsidiaries: International Isotopes Idaho, Inc., a Texas corporation, International Isotopes Fluorine Products, Inc., an Idaho corporation, and International Isotopes Transportation Services, Inc., an Idaho corporation.  The Company also owns a 50% interest in TI Services, LLC and a 24.5% interest in RadQual LLC. The Company’s headquarters and all operations are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 50% owned joint venture TI Services, LLC.   All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the three-month period ended March 31, 2011, the Company reported net loss attributable to International Isotopes, Inc of $1,715,012 and net cash used in operating activities of $1,268,277.  During the same period in 2010, the Company reported a loss of $1,264,862 and net cash used in operating activities of $1,036,641.  The Company has made significant investments in, and will continue to invest in, the design, licensing, and construction of a large scale uranium de-conversion and fluorine extraction facility.  The Company expects that such investments will exceed revenue from sales by a significant amount for the next several years.  As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until mid 2013 at the earliest.  Current expenditures on that project include licensing, design, and related subcontractor project efforts. Management expects to generate sufficient cash flows from existing business segments to meet operational needs during 2011; however, there is no assurance that these cash flows will occur. In addition, the Company will require additional capital to support ongoing efforts to expand the Company’s business to include the planned large scale uranium de-conversion processing and fluorine extraction plant.  There can be no assurance that the Company will be able to secure additional capital or financing on terms acceptable to the Company or at all.

The Company’s efforts to start the uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP).  Since that time the Company has made significant investments in this major undertaking to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S.  The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S.   These facilities are expected to produce large amounts of depleted uranium hexafluoride (UF6) that must be de-converted for disposal.  In the process of de-conversion the Company plans to use FEP to produce high-value, high-purity fluoride gases.

Additional design and licensing activities for this new facility will continue throughout the remainder of 2011.  In April 2010, the Company entered into an agreement with URENCO U.S.A. (UUSA) a wholly owned subsidiary of URENCO, to provide depleted uranium de-conversion services for its enrichment facility located in Eunice, New Mexico.  These services will begin once commercial operations of the Company’s planned de-conversion facility, to be built in Lea County, near Hobbs, New Mexico, are underway.  The term of the agreement extends through the first five years of the Company’s operation of the planned uranium de-conversion facility.  It will require significant capital and time to design, license, and construct such a uranium de-conversion facility before the Company can recognize revenue under this agreement.

The Company hopes to raise funds to support the construction and start-up of the project through debt financing and one or more registered offerings of securities over the next year.

(3)

Net Loss Per Common Share - Basic and Diluted

At March 31, 2011 and 2010, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	March 31,
	2011	2010
Stock options	26,700,000	26,700,000
Warrants	56,552,970	25,940,637
Restricted stock awards issued under the 2006 Equity Incentive Plan	370,917	638,291
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
Convertible debentures and accrued interest	9,176,634	8,785,714
	93,225,521	62,489,642

(4)

Investment

At March 31, 2011, the Company owned a 24.5% interest in RadQual, LLC, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The remaining 75.5% ownership of RadQual, LLC, is concentrated among a very small group of investors and due to this concentration the Company was unable to exert significant control or influence over the operations or policies of RadQual, LLC.  In December 2010, with the formation of TI Services, LLC, which is owned 50% by RadQual, LLC and 50% by the Company, the Company is able to exert significant control over the operations and policies of RadQual, LLC.  Accordingly, for the three months ended March 31, 2011, the investment in RadQual, LLC is recorded on the equity method at the lower of cost or fair value.  The 24.5% ownership of RadQual, LLC has been recorded on the equity method and has a balance of $1,402,752 at March 31, 2011.  For the three months ended March 31, 2011, member distributions from RadQual, LLC totaled $7,955 and were recorded as a reduction of the investment and for the similar period in 2010, member distributions totaled $11,595. During the quarter ended March 31, 2011, earnings allocated to the Company from RadQual totaled $44,856.  These allocated earnings were recorded as equity in net income of affiliate.

At March 31, 2011 and 2010, the Company had receivables from RadQual, LLC in the amount of $557,071 and $431,403, respectively, which are recorded as part of accounts receivable.  For the three months ended March 31, 2011 and 2010, the Company had revenues from RadQual, LLC in the amount of $954,620 and $829,227, respectively, which are recorded as sale of product.

(5)

Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw materials	$260,972	$260,972
Work in progress	1,331,635	1,388,550
Finished goods	100,203	32,318
	$1,692,810	$1,681,840

Included in inventories are the various pellet holders and housings involved in target fabrication, raw cobalt, nickel and other raw elements, completed flood sources, and irradiated cobalt.

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation.  Some cobalt is near completion while some will require several more years to complete.  At March 31, 2011 and December 31, 2010, the cobalt had a carrying value of $956,333 and $1,007,056, respectively. This value is based on accumulated costs which are allocated based on the length of time the cobalt remains in the reactor.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase

During the three months ended March 31, 2011 and 2010, the Company issued 14,545, and 15,412 shares of common stock, respectively, to employees for proceeds of $3,462 and $7,205, respectively.  Subsequent to March 31, 2011, the Company issued 17,881 shares of common stock to employees for proceeds of $2,655.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of March 31, 2011, and changes during the three months ended March 31, 2011, were as follows:

			Weighted Average Remaining Term
		Weighted Average Exercise Price		Aggregate Intrinsic Value

Fixed Options	Shares
Outstanding at December 31, 2010	26,700,000	$0.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	26,700,000	0.16	4.2	$2,234,000

Exercisable at March 31, 2011	20,135,000	0.10	2.9	$2,234,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.17 per share on March 31, 2011.

As of March 31, 2011, there was approximately $454,768 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.6 years.

Restricted Stock Grants

Restricted stock awards outstanding as March 31, 2011, and changes during the three months ended March 31, 2011, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2010	556,374
Granted	-
Vested	(185,457)
Forfeited	-
Non-vested at March 31, 2011	370,917

The value of non-vested stock under the 2006 Equity Incentive Plan at March 31, 2011 was $63,056 and is based on a March 31, 2011 value of $0.17 per share. As of March 31, 2011, there was approximately $19,949 of unamortized deferred compensation that will be recognized over a weighted average period of 1.4 years.

Compensation expense charged against income for stock based awards during the three-month period ended March 31, 2011 was $100,918. Stock based compensation expense for this same period in 2010 was $224,585.

Warrants

On March 25, 2011, the Company issued Series J Warrants. A total of 13,333,331 warrants were issued with each warrant representing the right to purchase one share of the Company’s common stock. The Warrants expire on September 25, 2011 and carry an exercise price of $0.43. The Series J Warrants were offered to the holders of the Series E Warrants that expired on March 20, 2011. The Company recognized compensation expense of $105,000 resulting from the valuation of the Warrants. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of .4%, expected dividend yield of 0%, expected volatility of 111%, and an expected life of 184 days.

Warrants outstanding at March 31, 2011, and changes during the three months ended March 31, 2011 were as follows:

Warrants	Shares	Weighted Average Exercise Price
Outsantding at December 31, 2010	56,552,970	0.39
Granted	13,333,331	0.43
Expired	(13,333,331)	0.43
Outsantding at March 31, 2011	56,552,970	0.39

(7)

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

Contingencies

Because all of the Company’s business segments involve radioactive materials the Company is required to have an operating license from the Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials.  The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within the facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company.  Should this occur, the current license does not restrict the volume of business operation performed or projected to be performed in the coming year.  An irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank has been used to provide the financial assurance required by the NRC for the Idaho facility license.

(8)

Subsequent Events

Subsequent to March 31, 2011, the Company issued 17,881 shares of common stock to employees for proceeds of $2,655.  All of these shares were issued in accordance with the Company’s employee stock purchase plan. On April 22, 2011, 552,941 shares of common stock were issued for the cashless exercise of 1,000,000 options. The options were non-qualified and total compensation associated with this exercise was $94,000.

(9)

Segment Information

The Company has six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2011	2010
Radiochemical Products	$441,300	$444,040
Cobalt Products	412,835	159,885
Nuclear Medicine Standards	1,393,157	433,519
Radiological Services	76,615	47,657
Fluorine Products	-	-
Transportation	89,408	24,450
Total Segments	2,413,315	1,109,551
Corporate revenue	-	-
Total Consolidated	$2,413,315	$1,109,551

	Three months ended March 31,
Depreciation and Amortization	2011	2010
Radiochemical Products	$9,154	$9,449
Cobalt Products	27,368	27,619
Nuclear Medicine Standards	2,864	1,278
Radiological Services	2,600	2,600
Fluorine Products	39,562	50,925
Transportation	3,623	9,111
Total Segments	85,170	100,981
Corporate depreciation and amortization	16,893	5,494
Total Consolidated	$102,063	$106,475

	Three months ended March 31,
Segment Income (Loss)	2011	2010
Radiochemical Products	$35,395	$57,757
Cobalt Products	231,509	(23,899)
Nuclear Medicine Standards	222,169	173,525
Radiological Services	52,905	8,690
Fluorine Products	(1,591,203)	(724,453)
Transportation	10,281	(28,198)
Total Segments	(1,190,705)	(536,577)
Corporate loss	(658,813)	(728,285)
Net Loss	$(1,697,756)	$(1,264,862)

	Three months ended March 31,
Expenditures for Segment Assets	2011	2010
Radiochemical Products	$-	$-
Cobalt Products	-	-
Nuclear Medicine Standards	38,306	-
Radiological Services	-	-
Fluorine Products	17,296	7,207
Transportation	18,047	-
Total Segments	73,649	7,207
Corporate purchases	9,831	-
Total Consolidated	$83,480	$7,207

	Three months ended March 31,
Segment Assets	2011	2010
Radiochemical Products	$261,682	$269,673
Cobalt Products	1,952,290	1,931,262
Nuclear Medicine Standards	943,288	732,790
Radiological Services	51,246	45,677
Fluorine Products	1,667,402	1,691,917
Transportation	49,795	60,227
Total Segments	4,925,703	4,731,546
Corporate assets	5,240,010	6,496,047
Total Consolidated	$10,165,713	$11,227,593

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking.  In particular, statements regarding growth in our business segments; progress on our depleted uranium de-conversion and fluorine extraction processing facility; potential future sales of fluoride products; the potential market for de-conversion services; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; and the consequences of the loss of any of our major customers or suppliers are forward looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.  These factors, describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  The Company will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues for the three-month period ended March 31, 2011, were $2,413,315, as compared to $1,109,551 for the same period in 2010, an overall increase of $1,303,764, or approximately 118%.   All business segments reported increases in revenues for the period with the exception of the Radiochemical Products segment which reported a slight decrease in revenue of $2,739, or less than one percent.

In December 2010, we entered into a 50/50 joint venture with RadQual LLC and formed TI Services, LLC.  Total revenue generated by TI Services, LLC for the quarter ended March 31 2011 was $831,757 and is being reported on a consolidated basis with all other business segment revenue.

The following table presents a period-to-period comparison of total revenue of the Company by segment.

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2011	2010	$ change	% change
Radiochemical Products	$441,300	$444,040	(2,740)	-0.62%
Cobalt Products	412,835	159,885	252,950	158.21%
Nuclear Medicine Standards	1,393,157	433,519	959,638	221.36%
Radiological Services	76,615	47,657	28,958	60.76%
Flourine Products	-	-	-	-
Transportation	89,408	24,450	64,958	265.68%
Total Segments	2,413,315	1,109,551	1,303,764	117.50%
Corporate revenue	-	-	-	-
Total Consolidated	$2,413,315	$1,109,551	1,303,764	117.50%

Gross profit for the three-month period ended March 31, 2011 was $919,037, compared to $375,681, for the same period in 2010.  This represents an increase of $543,356, or approximately 145%. This increase in gross profit is due to the significant increase in total sales coupled with an overall decrease in cost of sales. Gross profit includes TI Services, LLC revenues in the amount of $831,757 and TI Services, LLC cost of sales in the amount of $658,620. The total cost of product materials, as a percentage of revenues dropped from 66% in 2010 to 62% in 2011. The table below presents this information.

	For the Three- Month Period Ended March 31,	% of Total Sales	For the Three- Month Period Ended March 31,	% of Total Sales
	2011	2011	2010	2010
Total Sales	$2,413,315		$1,109,551
Cost of Sales
Radiochemical Products	$363,790	15%	$351,302	32%
Cobalt Products	120,467	5%	127,682	12%
Nuclear Medicine Standards	967,279	40%	228,992	21%
Radiological Services	17,425	1%	22,132	2%
Flourine Products	-	-	-	-
Transportation	25,318	1%	3,762	0%
Total Segments	$1,494,278	62%	$733,869	66%

Gross Profit	$919,037		$375,681
Gross Profit %	38%		34%

Operating expenses increased to $2,496,886 for the three-month period ended March 31, 2011 compared to $1,546,611 for the same period in 2010, and includes $138,624 of operating expense attributable to TI Services, LLC.  This represents an increase of $950,275 or approximately 61%.

The following table shows a year to year comparison of total operating expenses for the three-month period:

	For the three- months ended March 31,	For the three- months ended March 31,
	2011	2010	% change
Operating Costs and Expenses:
Salaries and Contract Labor	$568,923	$519,081	10%
General, Administrative and Consulting	520,252	371,365	40%
Research and Development	1,407,711	656,165	115%
Total operating expenses	$2,496,886	$1,546,611	61%

As illustrated in the above table, the increase in operating costs and expenses is directly attributable to research and development expenses associated with the planning and licensing of the planned depleted uranium de-conversion facility. Salaries and contract labor increased by $49,842, or approximately 10%, for the three-month period ended March 31, 2011, as compared to the same period in 2010.  General administrative costs increased by $148,887, or approximately 40%, for this same period, to $520,252 for the three months ended March 31, 2011 as compared to $371,365 for the same period in 2010. Research and development costs increased by $751,546, or approximately 115%, for the three months ended March 31, 2011 as compared to same period in 2010. The increase in salaries and contract labor expense was the result of ordinary salary and wage increases as well as non-cash equity compensation expense.  General, administrative and consulting expense includes approximately $138,000 of TI Services, LLC operating expense for the three months ended March 31, 2011. The increase in research and development expense is almost entirely attributable to the continued planning and licensing activities with regard to the depleted uranium de-conversion facility. These research and development expenses have increased from period-to-period and are expected to continue to do so provided that funding for the project continues to be available. Our net loss for the three-month period ended March 31, 2011, was $1,697,756, as compared to $1,264,862 for the same period in 2010.  This is an increase in loss of $432,894, or approximately 34%, and was largely attributable to the increases in research and development related to the planned depleted uranium de-conversion and fluorine extraction processing facility.

Interest expense for the three-month period ended March 31, 2011 was $169,758 as compared to $91,939 for the same period in 2010. The increase of $77,819, or approximately 85%, is primarily attributable to interest expense recorded with regard to the convertible debentures that were issued in February 2010 to various institutional and private investors.  The convertible debentures contain a beneficial conversion feature, and accordingly, we have recorded this feature as a contra-liability while simultaneously accreting the beneficial portion of the convertible debenture as interest expense over the 18-month life of the convertible debentures. The convertible debentures mature in August 2011.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three-month period ended March 31, 2011 were $441,300 compared to $444,040 for the same period in 2010.  This represents a slight decrease in revenue of $2,740, or approximately 0.62%. Competitive market conditions have persisted over the past year which have affected sales in this segment. Gross profit of radiochemical products for the three months ended March 31, 2011 was $77,510 compared to $92,738 for the same period in 2010.  Gross profit percentages were approximately 18% and 21%, for the three-month periods ended March 31, 2011 and 2010, respectively.  This slight decrease in gross profit is attributable to material cost increases such as lead shielding used for radiochemical product shipment and transportation expense. Operating expense for this segment for the three-month period ended March 31, 2011 was $42,115 as compared to $34,980 for the same period in 2010. This increase of $7,135, or approximately 20%, is the result of a slight increase in indirect wages and a 33% increase in production supply. Net income for this segment decreased for the three-month period ended March 31, 2011 to $35,395 from $57,757 for the same period in 2010, a decrease of $22,362, or approximately 39%.

Cobalt Products.  Revenues from the sale of cobalt products for the three-month period ended March 31, 2011 were $412,835 compared to $159,885 for the same period in 2010. This represents an increase in revenue of $252,950, or approximately 158%. This increase in segment revenue is the result of increased sales of sealed source products which we have been actively marketing in an increased number of foreign markets. There were no sales of bulk cobalt during the three months ended March 31, 2011, nor were there any bulk cobalt sales during the same period in 2010. The following table presents cobalt products sales for the three months ended March 31, 2011 and 2010.

	For the Three- Month Period Ended March 31,	For the Three- Month Period Ended March 31,
Cobalt Products	2011	2010	% Change	$ Change
HSA Cobalt Sales (bulk cobalt)	$-	$-	0%	$0
Cobalt Recycle	18,000	20,500	-12%	-$2,500
Sealed Source Manufacturing	394,835	139,385	183%	$255,450
	$412,835.00	$159,885.34	158%	$252,950

Gross profit for cobalt products for the three-month period ended March 31, 2011 was $292,368 as compared to $32,203 for the same period in 2010. This increase in gross profit of $260,165, or approximately 800%, is due to increased sales coupled with successful efforts to maintain decreased manufacturing costs. Operating expense in this segment increased slightly by $4,757 to $60,859 for the three-month period ended March 31, 2011 from $56,102 for the same period in 2010. This increase was primarily due to increased wages with regard to general labor support and supply costs incurred to support product manufacturing in this segment. Net income for cobalt products was $231,509 for the three-month period ended March 31, 2011 as compared to a $23,899 loss for the same period in 2010.  The increase in net income of $255,408, or approximately 1069%, is attributable to our increased sealed source product sales.  We anticipate strong sales in this segment for the remainder of 2011, based on current customer commitments for sealed source sales, as well as our contractual commitments for bulk cobalt sales.

We have a contract with one customer, GE-Hitachi, pursuant to which we supply all of its bulk cobalt requirements.  This contract was renewed in April 2010 with a term of four years.  The contract requires minimum annual purchases of material, and any shortages in annual purchases are to be invoiced to GE-Hitachi. Under the contract, we expect to have a minimum of $2,656,000 in bulk cobalt sales to GE-Hitachi over a four-year period.

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

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three-month period ended March 31, 2011 were $1,393,157 compared to $433,519 for the same period in 2010.  This represents an increase in revenue attributable to this segment of $959,638, or approximately 221%. In December 2010, we formed a 50/50 joint venture, TI Services, LLC, with RadQual, LLC, to distribute products and services for nuclear medicine, nuclear cardiology, and PET imaging.  For the three-month period ended March 31, 2011, revenues from this joint venture totaled $831,757.  The following table presents total sales for this segment for the three months ended March 31 2011 and 2010.

	For the three- months ended March 31,	For the three- months ended March 31,
Nuclear Medicine Standards	2011	2010	% change
Sales
Flood Source Sales	$467,434	$360,972	29%
Miscellaneous Source Sales	93,966	72,547	30%
TI Services LLC	831,757	-	-
	$1,393,157	$433,519	221%

Gross profit for the three-month period ended March 31, 2011 was $425,879, as compared to $204,527 for the same period in 2010, an increase of $221,352, or approximately 108%. Because we are reporting our investment in TI Services, LLC on a consolidated basis, gross profit for the three months ended March 31, 2011 includes $658,620 of costs attributable to TI Services, LLC with no corresponding expense for the same period in 2010.   The following table presents cost of sales and gross profit for this segment for the three months ended March 31, 2011 and 2010.

	For the three- months ended March 31,	For the three- months ended March 31,
Nuclear Medicine Standards	2011	2010	% change
Cost of Sales
Flood Sources	$261,062	$196,748	33%
Miscellaneous Sources	47,596	32,244	48%
TI Services LLC	658,620	-	-
	$967,278	$228,992	322%

Gross Profit	$425,879	$204,527
Gross Profit %	31%	47%

Operating expense for this segment for the three-month period ended March 31, 2011 increased to $186,454, from $31,001 for the same period in 2010, an increase of $155,453. Operating expense for the three months ended March 31, 2011 includes $138,624 of expense for TI Services, LLC, whereas there was no such expense to report for the same period in 2010. Exclusive of the TI Services costs, operating expense increased approximately 54% and was primarily attributable to increased costs of general nuclear medicine production supplies used in production support. Net income for this segment increased by $48,644, or approximately 28%, to $222,169 for the period ended March 31, 2011 as compared to $173,525 for the same period in 2010. Of this $48,644 increase in net income, approximately $17,256 was attributable to net income generated by TI Services, LLC.  We anticipate that sales of our nuclear medicine products will continue to increase as we expand this line of business through our new joint venture, TI Services, LLC. We are also continuing to develop and implement an ISO-9000 quality certification that will allow sales of calibration and reference standards into several other countries.

Radiological Services.  Revenues from radiological services for the three-month period ended March 31, 2011 were $76,615 compared to $47,657 for the same period in 2010, an increase of $28,958 or approximately 61%. This increase in revenue is attributable to increased radiological service consulting work performed in conjunction with sealed source sales and expended source disposal services.  Gross profit for this segment for the three-month period ended March 31, 2011 was $59,190 compared to $25,525 for the same period in 2010. Operating expense for the three months ended March 31, 2011 was $6,285 as compared to $16,836 for the same period in 2010.  This is a decrease of $10,551, or approximately 63%, and is the result of decreased labor expense related to the processing of topaz gemstones and a reduction in the costs of equipment maintenance contracts.  Net income for the three-month period ended March 31, 2011 was $52,905 as compared to $8,690 for the same period in 2010. The increase in net income for this segment of $44,215 was largely due to increased radiological services consulting revenue as well as continued control of operating costs. Because our radiological services are closely tied to our cobalt products sales, we anticipate, that along with cobalt product sales, our radiological services segment will continue to improve, based on current customer orders as well as contractual customer obligations.  Historically, most of our radiological services have been performed in support of gemstone processing for Quali-Tech, Inc. There are very few companies in the U.S. that possess the mix of qualifications and licensing necessary to provide this type of gemstone related service, and although the volume of gemstones has not been at historical proportions, management anticipates volume will resume as economic conditions improve.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three-month period ended March 31, 2011 or for the same period in 2010.  We are developing our fluorine products in conjunction with uranium de-conversion in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the three month period ended March 31, 2011, we incurred approximately $1,366,000 of planning, licensing, and other expense as compared to approximately $605,000 in 2010.  This is an increase of $761,000, or approximately 126%.  During 2011, we will continue to use our existing FEP facility in Idaho for testing individual components and analytical processes required for the planned uranium de-conversion facility in New Mexico.  We do not anticipate any revenues from sales of fluoride products in 2011.

Transportation Services.  Revenues from transportation services for the three-month period ended March 31, 2011 were $89,408 compared to $24,450 for the same period in 2010. This is an increase of $64,958, or approximately 266%. This increase in revenue is the result of utilizing our transportation services segment for the transport of our cobalt products including sealed source products and expended source disposal. Gross profit was $64,090 for the three-month period ended March 31, 2011 and $20,688 for the same period in 2010, or 72% and 85%, respectively, of transportation segment revenue for these periods.  Operating expense was $53,809 for the three-month period ended March 31, 2011 compared to $48,886 for the same period in 2010.  This represents an increase of $4,923, or approximately 10%.  This increase in expense is the result of increases in labor costs and repair and maintenance costs, partially offset by decreases in depreciation expense. For the three-month period ended March 31, 2011 net profit was $10,281, as compared to a net loss of $28,198 for the same period in 2010.  The Transportation Services segment was established to provide for transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. It is anticipated that this segment will also provide some of the transportation services for the planned de-conversion facility.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, we had cash and cash equivalents of $2,907,220.  For the three months ended March 31, 2011, net cash used in operating activities was $1,268,277.  Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases as well as cash paid for services in support of the planned de-conversion facility.

Inventories at March 31, 2011 totaled $1,692,810, and inventories at December 31, 2010, totaled $1,681,840.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the Department of Energy’s prime contractor account for approximately 79% of total work in process inventory cost for the period ended March 31, 2011, and approximately 85% of total inventory cost for the similar period in 2009.

Increases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.  For the three-month period ended March 31, 2011, we used $24,246 in investing activities.  During this three-month period we purchased a new computer server, transportation equipment, and other capital equipment used in our manufacturing processes for a total of approximately $83,500. We sold assets for proceeds of $18,500.  Financing activities used $37,560 of cash during the three months ended March 31, 2011, primarily for loan payments.

At March 31, 2011, we had two outstanding loans with Compass Bank.  One loan carries an outstanding balance of $21,707, with an interest rate of 9.25%, and matures September 15, 2011.  The second loan, with an outstanding balance of $387,154, matured April 20, 2011.  This loan has been temporarily extended under its previous terms while it is in the process of being renewed.  We also have an unsecured note payable totaling $500,000 which is payable to the former Chairman of the Board.  The loan requires annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note matures on April 1, 2012.

We are continuing to pursue the planning, licensing and construction of a depleted uranium de-conversion and fluorine extraction processing facility.  We spent approximately $1,366,000 during the first three months of 2011 on this project, and, provided funding is available, anticipate this spending level to continue through the remainder of 2011. In the first three months of 2011, we continued work in support of the licensing process with the NRC, worked on the transfer of property for the facility, and continued to work towards completing sales agreements for the sale of products from the proposed facility. This project will require significant capital and time to design, license, and construct such a uranium de-conversion facility. Nonetheless, the Company believes that the commercial opportunity will justify this investment and it has taken several actions in 2010 and 2011, to put this plan in place. In February 2010, the Company issued convertible debentures with an aggregate principal balance of $3,075,000 and in October 2010 completed a private offering generating proceeds of approximately $5,800,000. These funds were raised to provide continuing support for the costs associated with the construction and licensing of the de-conversion facility, and it is planned, as funds become available, that significant costs will continue to be incurred.

We are exploring several options for funding of the project at this time including a loan under the Department of Energy program solicitation for renewable energy, energy savings in manufacturing projects. Under that program the DOE makes relatively low interest loans through the federal bank to approved projects. We have submitted an application under this program and anticipate some indication from the DOE of award status later in 2011.

We have a long term investment of $1,402,752, which is a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time there is no immediate action pending or planned to acquire the remainder of those shares.  Future plans to complete this acquisition will depend upon our ability to obtain additional capital.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At March 31, 2011, there were 56,552,970 outstanding warrants to purchase common stock.  Included in these are 8,200,000 Class F warrants issued in November 2008, with an exercise price of $0.30 per share and an expiration date of November 10, 2013.  In September 2009, the Company issued 4,407,306 Class G warrants with an exercise price of $.40 per share. The Class G warrants contain a First Anniversary Price Adjustment feature which states that on the first anniversary of the date of issuance of the warrants, if the average closing price for the twenty preceding trading days is lower than the exercise price then in effect, the exercise price will be reduced to the lower average closing price. On September 18, 2010, in accordance with these terms, the exercise price was reduced to $0.36 per share.  The Class G warrants expire on September 18, 2011. On March 20, 2011, 13,333,331 Class E warrants expired pursuant to the terms of the warrant agreement. On March 25, 2011, we issued 13,333,331 Class J Warrants, to previous holders of Class E warrants, with an exercise price of $0.43 per share and an expiration date of September 25, 2011.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of March 31, 2011, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2011, the Company issued 13, 333,331 Series J Warrants to certain institutional investors who previously held Series E Warrants that expired on March 20, 2011.  Each Series J Warrant represents the right to purchase one share of the Company’s common stock. The Series J Warrants have an exercise price of $0.43 per share and expire on September 25, 2011.  The Series J Warrants were issued by the Company in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

On April 22, 2011, the Company’s compensation committee amended the stock option granted to its Chief Executive Officer, Steve Laflin, in April 2001. The grant to purchase 1,000,000 shares of the Company’s common stock was amended to allow a “net” exercise Option.  This “net” exercise option permitted Mr. Laflin to direct the Company to withhold shares of the Company's common stock that would have otherwise been issued upon exercise of the option to meet withholding tax obligations.  On April 22, 2011, immediately following the committee’s approval, Mr. Laflin instructed the Company to "net" exercise the option as per the terms approved by the compensation committee.  This exercise resulted in $94,000 of reported compensation to Mr. Laflin, and associated payroll taxes of approximately $34,000, which were paid by the Company.

Item 6. Exhibits

3(i)

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2010).

3(ii)

Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.*

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.*

32.1

Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

Date: May 17, 2011

EXHIBIT INDEX

Exhibit

Number

Description of Document

3(i)

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for period ended June 30, 2010).

3(ii)

Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form  SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.*

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.*

32.1

Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

* Filed herewith