Form 10-Q
period 2012-03-31
INTERNATIONAL ISOTOPES INC
filed 2012-05-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 23, 2012, the number of shares of Common Stock, $.01 par value, outstanding was 360,166,420.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$657,917	$2,102,696
Accounts receivable	910,597	803,350
Inventories	1,381,583	1,465,293
Prepaids and other current assets	366,821	127,006
Total current assets	3,316,918	4,498,345

Long-term assets
Restricted certificate of deposit	632,164	428,886
Property, plant and equipment, net	2,004,291	1,967,154
Capitalized lease disposal costs, net	111,724	113,503
Investment	1,402,897	1,422,755
Patents and other intangibles, net	4,042,158	3,500,162
Total long-term assets	8,193,234	7,432,460
Total assets	$11,510,152	$11,930,805

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,872,905	$1,833,843
Accrued liabilities	784,434	804,788
Current installments of notes payable	512,971	528,359
Total current liabilities	3,170,310	3,166,990

Long-term liabilities
Obligation for lease disposal costs	493,058	483,391
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	1,343,058	1,333,391
Total liabilities	4,513,368	4,500,381

Stockholders' Equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 359,932,954 and 357,202,750 shares issued and outstanding respectively	3,599,328	3,572,024
Additional paid-in capital	115,850,346	115,719,376
Accumulated deficit	(112,584,739)	(111,994,492)
Equity attributable to International Isotopes Inc. stockholders	6,864,935	7,296,908
Equity attributable to noncontrolling interest	131,849	133,516
Total equity	6,996,784	7,430,424
Total liabilities and stockholders' equity	$11,510,152	$11,930,805

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2012	2011

Sale of product	$1,949,343	$2,413,315
Cost of product	1,278,603	1,494,278
Gross profit	670,740	919,037

Operating costs and expenses:
Salaries and contract labor	458,381	568,923
General, administrative and consulting	532,772	520,252
Research and development	285,782	1,407,711
Total operating expenses	1,276,935	2,496,886

Net operating loss	(606,195)	(1,577,849)

Other income (expense):
Other income (expense)	-	3,145
Equity in net income of affiliate	26,776	44,856
Interest income	352	1,850
Interest expense	(12,847)	(169,758)
Total other expense	14,281	(119,907)
Net loss	(591,914)	(1,697,756)
Less income attributable to non-controlling interest	1,667	(17,256)
Net loss attributable to International Isotopes Inc.	$(590,247)	$(1,715,012)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding - basic and diluted	359,477,920	323,199,534

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(591,914)	$(1,697,756)
Adjustments to reconcile net loss to net cash used in operating activities
Net income in equity method investment	(26,776)	(44,856)
Depreciation and amortization	114,353	102,063
Gain on disposal of property, plant and equipment	-	(3,145)
Accretion of obligation for lease disposal costs	9,667	8,932
Accretion of beneficial conversion feature	-	117,141
Equity based compensation	104,468	205,918
Changes in operating assets and liabilities:
Accounts receivable	(107,247)	(325,204)
Prepaids and other assets	(239,815)	38,155
Inventories	83,710	(10,970)
Accounts payable and accrued liabilities	18,708	341,445
Net cash used in operating activities	(634,846)	(1,268,277)

Cash flows from investing activities:
Restricted certificate of deposit	(203,278)	(203)
Due from related party	-	32,982
Dividends received from equity method investment	46,634	7,955
Proceeds from sale of property, plant and equipment	-	18,500
Purchase of property, plant and equipment	(691,707)	(83,480)
Net cash used in investing activities	(848,351)	(24,246)

Cash flows from financing activities:
Proceeds from sale of stock	53,806	3,462
Principal payments on notes payable and capital leases	(15,388)	(41,022)
Net cash provided by (used in) financing activities	38,418	(37,560)

Net decrease in cash and cash equivalents	(1,444,779)	(1,330,083)
Cash and cash equivalents at beginning of period	2,102,696	4,237,303
Cash and cash equivalents at end of period	$657,917	$2,907,220

Supplemental disclosure of cash flow activities:
Cash paid for interest	$59,692	$47,525

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2012

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the “Company”) was incorporated in Texas in November 1995. The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho, Inc., a Texas corporation, and International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc., both of which are Idaho corporations.  The condensed consolidated financial statements also include the accounts of the Company’s 50% owned joint venture, TI Services, LLC which is located in Ohio.  The Company’s headquarters and all operations, with the exception of TI Services, LLC, are located in Idaho Falls, Idaho.

Nature of Operations – The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services and Transportation.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 28, 2012.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the three-month period ended March 31, 2012, the Company reported a net loss of $590,247 and net cash used in operating activities of $634,846. During the same period in 2011, the Company reported a net loss of $1,715,012 and net cash used in operating activities of $1,268,277. The Company has made significant investments in, and intends to continue to invest in, the design, licensing and construction of a large scale uranium de-conversion and fluorine extraction facility. Assuming the Company continues development work on this project at the current schedule, the Company expects that these continued expenses will exceed current revenue from sales by a significant amount for the remainder of 2012 and for the next two years as well.  As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until at least the first quarter of 2014. Current expenditures on that project include licensing, design, and related subcontractor project efforts.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2012 and beyond; however, there is no assurance that these cash flows will occur.  In addition, the Company will require additional capital to support ongoing efforts for the planned uranium de-conversion and fluorine extraction plant.  There can be no assurance that the Company will be able to secure additional capital or financing on terms acceptable to the Company or at all.

The Company’s uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP).  Since that time, the Company has made significant investments to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S.  The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S.   These facilities are expected to produce large amounts of depleted uranium hexafluoride (UF6) that would require de-conversion prior to disposal. In the process of de-conversion, the Company plans to use the FEP to produce high-value, high-purity fluoride gases, which it intends to sell. Additional design and licensing activities for this new facility will continue throughout the remainder of 2012.

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

In August 2011, the Company announced it had completed the acquisition of property for the planned uranium de-conversion facility with Lea County, New Mexico.  The property is a 640 acre parcel that was offered to the Company as part of an incentives package prepared by the Economic Development Corporation of Lea County.  Pursuant to a project participation agreement and an industrial revenue bond transaction, the property was transferred to the Company in accordance with the Local Economic Development Act of Lea County, New Mexico. Under the project participation agreement, the Company is required to commence construction on the facility no later than December 2014 and to substantially complete Phase 1 of the facility and have hired at least 75 persons by December 2015.  If the Company fails to perform either of these obligations, and at the time of such failure has not secured financing for Phase 1 of the facility and expended at least $200,000 in costs of improvement of the property, then the Company must either re-convey the property to Lea County, New Mexico or purchase the property from Lea County in accordance with the project participation agreement.  In accordance with ASC 360-10 Property, Plant and Equipment, the land was recorded at a zero basis representing the costs incurred by the Company for the acquisition. If the Company does not meet its obligations under the project participation agreement and decides to purchase the land from Lea County, the Company would adjust the carrying value of the land to include the costs paid to Lea County to purchase the land.

In March 2012, the Company announced the start of sales of radioactive material transportation containers through an exclusive worldwide distributor agreement with Alpha Omega Services Inc. (AOS), of Bellflower, California, signed in August 2007. AOS and the Company had been awaiting NRC approval as well as the NRC Certificate of Compliance for the containers in order to begin marketing efforts. The series of AOS model containers will address a wide range of needs for the transportation of radioactive materials and provide the Company with some expanded business opportunities in the Services and sealed source product segments.

In April 2012, the Company announced the receipt of its air permit from the New Mexico Environment Department for the proposed depleted uranium de-conversion facility which completes permitting actions required in New Mexico. Although other state permits are required prior to the commencement of operations, the air permit will allow the Company to start construction on its planned project.

The Company continues to explore the opportunity to raise funds to support the engineering, construction and start-up of the planned uranium de-conversion facility through debt financing and equity offerings over the next year.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three months ended March 31, 2012, the Company had 15,700,000 stock options outstanding, 33,556,783 warrants outstanding, 178,525 restricted stock awards outstanding and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended March 31, 2011, the Company had 26,700,000 stock options outstanding, 56,552,970 warrants outstanding, 370,917 restricted stock awards outstanding, 425,000 shares of Series B redeemable convertible preferred stock outstanding and 9,176,634 potential shares related to convertible debentures that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investments

At March 31, 2012, the Company owned a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The remaining 75.5% ownership of RadQual is concentrated among a small group of investors. In December 2010, TI Services, LLC was formed. TI Services, LLC is owned 50% by RadQual and 50% by the Company and was formed to provide growth opportunities in existing and future RadQual product lines. The 24.5% ownership of RadQual has a balance of $1,402,897 and is reported as an asset at March 31, 2012.  For the three months ended March 31, 2012, member distributions from RadQual totaled $46,634 and were recorded as a reduction of the investment, and for the same period in 2011, member distributions totaled $7,955. During the three months ended March 31, 2012 and 2011, earnings allocated to the Company from RadQual totaled $26,776 and $44,856, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated balance sheets.

At March 31, 2012 and 2011, the Company had receivables from RadQual in the amount of $557,864 and $557,071, respectively, which are recorded as part of accounts receivable.  For the three months ended March 31, 2012 and 2011, the Company had revenues from RadQual in the amount of $793,646 and $954,620, respectively, which are recorded as sale of product.

(5)

Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$251,606	$249,232
Work in progress	1,061,580	1,135,834
Finished goods	68,397	80,227
	$1,381,583	$1,465,293

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation with some cobalt near completion and some cobalt requiring several more years to complete.  At March 31, 2012 and December 31, 2011, the cobalt had a carrying value of $848,544 and $717,352, respectively, which is based on accumulated costs allocated based on the length of time the cobalt remains in the reactor.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the three months ended March 31, 2012 and 2011, the Company issued 44,747 and 14,545 shares of common stock, respectively, to employees for proceeds of $3,803 and $3,462, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

In April 2012, the Company issued 29,299 shares of common stock to employees for proceeds of $2,989.

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

Option awards outstanding as of March 31, 2012, and changes during the three months ended March 31, 2012, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	25,700,000	$0.17
Granted	-	-
Exercised	(2,500,000)	0.02		$450,000
Forfeited	(7,500,000)	0.02
Outstanding at March 31, 2012	15,700,000	0.26	5.5	$1,000,000
Exercisable at March 31, 2012	11,470,000	$0.23	4.9	$1,000,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.23 per share on March 31, 2012. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the days exercised with a weighted average price of $0.18 per share.

As of March 31, 2012, there was approximately $146,525 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1 year.

Restricted Stock Grants

Restricted stock awards outstanding at March 31, 2012, and changes during the three months ended March 31, 2012, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2011	370,917
Granted	-
Vested	(185,457)
Forfeited	(6,935)
Non-vested at March 31, 2012	178,525

The value of non-vested stock under the 2006 Equity Incentive Plan at March 31, 2012 was $41,061, based on the closing price of the Company’s common stock of $0.23 per share on March 31, 2012. As of March 31, 2012, there was approximately $6,626 of unamortized deferred compensation that will be recognized over a weighted-average period of .8 years.

Total stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $104,468 and $100,918, respectively.

Warrants

Warrants outstanding at March 31, 2012, and changes during the three months ended March 31, 2012, were as follows:

Warrants
Outstanding at December 31, 2011	33,556,783
Issued	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2012	33,556,783

(7)

Notes Payable

Notes Payable

In March 2012, the Company renegotiated the terms of a $500,000 unsecured note payable to its former Chairman of the Board.  The original loan required annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note was to mature on April 1, 2012.  Pursuant to the new terms of the loan, the maturity date was extended from April 1, 2012 to November 1, 2012, and accrued interest in the amount of $35,000 was paid in cash on March 30, 2012.  Additionally, 204,167 shares of the Company’s common stock were issued on April 1, 2012 to the former Chairman in lieu of the interest to be paid in cash on the loan from April 1, 2012 to November 1, 2012, based on an annual interest rate of 14% and the closing price of the Company’s common stock of $0.20 per share on March 23, 2012.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the reactor and laboratory operations.  In January 2011, the Company was informed that the DOE intended to transfer the existing Work For Others agreement to the National Isotope Development Center (NIDC).  In December 2011, the Company entered into an Isotope and Technical Services Order Form with the DOE, pursuant to which the DOE will provide certain cobalt target fabrication and irradiation services using the Advanced Test Reactor (ATR) at the Idaho National Laboratory (INL) which is operated by Battelle Energy Alliance, LLC (BEA). Previously, the agreement had been directly with the prime-operating contractor, BEA, however, this agreement with BEA was terminated, by written direction from the DOE, on January 20, 2012. Continued access to the ATR for cobalt production continues to remain subject to the approval of BEA based upon the priorities of the experiments program.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the product. The majority of the radiochemical products sold by the Company is provided through a supply agreement with a single entity. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within its facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor produced radioisotopes by the Company. Should this occur, the current license does not restrict the volume of business operation performed or projected to be performed in the coming year. Previously, the Company maintained an irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank to provide the financial assurance required by the NRC for the operating license. However, in April 2012, that letter of credit was replaced by a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo bank in the amount of 50% of the face value of the surety bond.  In March 2012, the Company placed $203,177 into a certificate of deposit for this purpose.  At March 31, 2012, restricted cash consisted of the new certificate of deposit in the amount of $203,177, and $428,987 held in a previous certificate of deposit which was subsequently released in April 2012.

(9)

 Segment Information

The Company has six reportable segments which include; Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three Months ended March 31,
Sale of Product	2012	2011
Radiochemical Products	$381,916	$441,300
Cobalt Products	349,332	412,835
Nuclear Medicine Standards	1,128,005	1,393,157
Radiological Services	25,290	76,615
Flourine Products	-	-
Transportation	64,800	89,408
Total Segments	1,949,343	2,413,315
Corporate revenue	-	-
Total Consolidated	$1,949,343	$2,413,315

	Three Months ended March 31,
Depreciation and Amortization	2012	2011
Radiochemical Products	$9,293	$9,154
Cobalt Products	23,080	27,368
Nuclear Medicine Standards	4,135	1,570
Radiological Services	2,600	2,600
Flourine Products	67,458	41,811
Transportation	3,395	3,623
Total Segments	109,961	86,126
Corporate depreciation and amortization	1,389	1,005
Total Consolidated	$111,350	$87,131

	Three Months ended March 31,
Segment Income (Loss)	2012	2011
Radiochemical Products	$(3,975)	$35,395
Cobalt Products	105,334	231,509
Nuclear Medicine Standards	163,901	222,169
Radiological Services	(274)	52,905
Flourine Products	(251,119)	(1,557,771)
Transportation	(1,763)	10,281
Total Segments	12,104	(1,005,512)
Corporate loss	(602,351)	(709,500)
Net Loss	$(590,247)	$(1,715,012)

	Three Months ended March 31,
Expenditures for Segment Assets	2012	2011
Radiochemical Products	$2,793	$-
Cobalt Products	8,561	-
Nuclear Medicine Standards	-	38,306
Radiological Services	-	-
Flourine Products	676,116	17,296
Transportation	-	18,047
Total Segments	687,470	73,649
Corporate purchases	3,414	9,831
Total Consolidated	$690,884	$83,480

	March 31,	December 31,
Segment Assets	2012	2011
Radiochemical Products	$205,787	$196,065
Cobalt Products	1,670,885	1,586,748
Nuclear Medicine Standards	555,787	1,019,239
Radiological Services	24,432	19,646
Flourine Products	5,531,068	4,922,409
Transportation	38,717	39,112
Total Segments	8,026,676	7,783,219
Corporate assets	3,483,475	4,147,586
Total Consolidated	$11,510,151	$11,930,805

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements.  In particular, statements regarding growth in our business segments; progress on our depleted uranium de-conversion and fluorine extraction processing facility; potential future sales of fluoride products; the potential market for de-conversion services; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; NRC licensing requirements; and the consequences of the loss of any of our major customers or suppliers are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC) on March 28, 2012.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We hold several patents for a fluorine extraction process that we are planning to use in conjunction with a new planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. Our business consists of the following six major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry.

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements.

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (FEP).  We currently use this business segment as a pilot facility which focuses on the production of high purity gas products and examines methods of scaling up the size of production operations in support of the proposed de-conversion facility we plan to build in Lea County, New Mexico.

Radiological Services. Our Radiological Services segment consists a variety of miscellaneous services, including processing gemstones which have undergone irradiation for color enhancement, radiological engineering consultant services, contract shipping services for large quantities of radioactive materials, research and development activities, and Type A package certification testing.

Transportation. Our Transportation segment was established in 2006 to provide transportation of our products and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.

Beginning in 2004, we began a major undertaking to construct the first commercial uranium de-conversion facility in the U.S.  Since that time we have made significant progress on the project and expect to obtain our operating license during the third quarter of 2012. While the commercial uranium de-conversion business represents a significant opportunity for us, that opportunity does not change our commitment to our current core business segments.  Over the course of the past several years, we have continued to invest in these segments and worked to reduce production costs and expand sales in each of them.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues for the three months ended March 31, 2012 were $1,949,343, as compared to $2,413,315 for the same period in 2011, an overall decrease of $463,972, or approximately 19%.  All business segments reported decreases in revenues for the period.

The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	Three months ended March 31,	Three months ended March 31,
Sale of Product	2012	2011	$ change	% change
Radiochemical Products	$381,916	$441,300	$(59,384)	-13.46%
Cobalt Products	349,332	412,835	(63,503)	-15.38%
Nuclear Medicine Standards	1,128,005	1,393,157	(265,152)	-19.03%
Radiological Services	25,290	76,615	(51,325)	-66.99%
Flourine Products	-	-	-	-
Transportation	64,800	89,408	(24,608)	-27.52%
Total Segments	1,949,343	2,413,315	(463,971)	-19.23%
Corporate revenue	-	-	-	-
Total Consolidated	$1,949,343	$2,413,315	$(463,971)	-19.23%

Gross profit for the three months ended March 31, 2012 was $670,740, compared to $919,037 for the same period in 2011.  This represents a decrease of $248,297, or approximately 27%.  Cost of sales decreased to $1,278,603 for the three months ended March 31, 2012 from $1,494,278 for the same period in 2011. The decrease of $215,675 is tied directly to the decrease in sales for the same period comparison.

The following table presents gross profit data for each of our business segments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,	% of Total Sales	Three Months Ended March 31,	% of Total Sales
	2012	2012	2011	2011
Total Sales	$1,949,343		$2,413,315
Cost of Sales
Radiochemical Products	$343,724	18%	$363,790	15%
Cobalt Products	107,980	6%	120,467	5%
Nuclear Medicine Standards	778,032	40%	967,279	40%
Radiological Services	19,780	1%	17,425	1%
Flourine Products	-	-	-	-
Transportation	29,087	1%	25,317	1%
Total Segments	$1,278,603	66%	$1,494,278	62%

Gross Profit	$670,740		$919,037
Gross Profit %	34%		38%

Operating expenses decreased to $1,276,935 for the three months ended March 31, 2012, from $2,496,886 for the same period in 2011.  This overall decrease of $1,219,951, or approximately 49%, is the result of capitalizing certain research and development costs related to the planning, licensing, and construction of the proposed de-conversion facility we plan to build in New Mexico. These costs were previously treated as research and development expense, but once it became reasonably certain that the NRC would likely issue our license to build and operate the de-conversion facility, we began to capitalize these costs rather than expense them according to ASC 730, Accounting for Research and Development Costs. We expect that the NRC will issue our operating license by the third quarter of 2012. When issued, the license will be valid for 40 years and the capitalized costs associated with obtaining the license will be amortized over that time period.  We will continue to incur capital costs associated with this project in 2012 based on our ability to raise funds.

The following table shows a comparison of total operating expenses for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,	Three months ended March 31,
	2012	2011	% change
Operating Costs and Expenses:
Salaries and Contract Labor	$458,381	$568,923	-19%
General, Administrative and Consulting	532,772	520,252	-2%
Research and Development	285,782	1,407,711	-80%
Total operating expenses	$1,276,935	$2,496,886	-49%

The decrease in operating costs and expenses for the three months ended March 31, 2012 is primarily attributable to the decrease in research and development expense as explained above. Salaries and contract labor expense also decreased by $110,542, or approximately 19%, primarily as a result of a decrease in the amount of non-cash equity based compensation expense recorded for the three months ended March 31, 2012. General administrative costs increased by $12,520, or approximately 2%.  Our net loss for the three months ended March 31, 2012 was $590,247, compared to $1,715,012 for the same period in 2011.  This is a decrease in loss of $1,124,765, or approximately 66%, and is primarily due to the decrease in research and development expense related to the licensing and planning for the proposed de-conversion facility.

Interest expense for the three months ended March 31, 2012 was $12,847, compared to $169,758 for the same period in 2011. The decrease of $156,911 is attributable to the maturity of the convertible debentures which matured in August 2011, and were converted into shares of common stock and warrants on the maturity date. Interest expense recorded for the convertible debentures for the three months ended March 31, 2011 was $148,482, whereas no interest was recorded for these debentures for the same period in 2012.  The convertible debentures were issued in February 2010 to various institutional and private investors and contained a beneficial conversion feature. Accordingly, we recorded this feature as a contra-liability and simultaneously accreted the beneficial portion of the convertible debenture to interest expense over the 18-month life of the convertible debentures and recorded the final interest amount upon maturity in August 2011.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three months ended March 31, 2012 were $381,916, compared to $441,300 for the same period in 2011.  This represents a decrease in revenue of $59,385, or approximately 13%.  Sales of radiochemical product decreased in 2011 after we received a warning letter from the U.S. Food and Drug Administration (FDA) for violations of Current Good Manufacturing Practices (CGMP), and we have been slow to regain previous sales levels.  However, we believe that our imminent full compliance with CGMP requirements, our marketing efforts, continued excellent customer service, and our product pricing structure,  have all strengthened our competitive position in the market and we anticipate that sales in this segment will regain historical levels in the near future.  Gross profit of radiochemical products for the three months ended March 31, 2012 was $38,192, compared to $77,510 for the same period in 2011.  Gross profit percentages were approximately 10% and 18% for the three months ended March 31, 2012 and 2011, respectively.  This decrease in gross profit is attributable to decreased sales and increased unit cost of radiochemical product production due to additional process requirements. Operating expense for this segment for the three-month period remained relatively unchanged and was $42,162, for the three months ended March 31, 2012, compared to $42,115 for the same period in 2011. This segment reported a net loss of $3,975 for the three months ended March 31 2012, as compared to net income of $35,395 for the same period in 2011.

Cobalt Products.  Revenues from the sale of cobalt products for the three months ended March 31, 2012 were $349,332, compared to $412,835 for the same period in 2011. This represents a decrease in revenue of $63,503, or approximately 15%, and is primarily due to decreased sealed source sales in the period-to-period comparison.  Sealed source sales, especially foreign sales, typically involve an extended period of time to execute, due to packaging, transportation, and licensing requirements.  At the end of the three months ended March 31, 2012, we had one such sale pending which will be recognized in the second quarter of 2012. Furthermore, we anticipate strong sales in this segment for the remainder of 2012 based on current customer commitments for sealed source sales, as well as our contractual commitments for bulk cobalt sales.  We have also received certification under both ISO-9001 and ISO-13485 standards for the manufacture and design of certain cobalt-60 products.  The ISO certifications are important to our plans for continued expansion of sales of several products into international markets. We anticipate that these certifications will continue to strengthen our teletherapy source sales internationally as well as benefit our customers in terms of the quality of our products.

	Three Months Ended March 31,	Three Months Ended March 31,
Cobalt Products	2012	2011	% change	$ Change
HSA Cobalt Sales (bulk cobalt)	$-	$-	0%	$0
Cobalt Recycle	43,000	18,000	139%	$25,000
Sealed Source Manufacturing	306,332	394,835	-22%	$-88,503
	$349,332	$412,835	-15%	$-63,503

Gross profit for the three months ended March 31, 2012 was $242,352, compared to $292,368 for the same period in 2011.  Operating expense in this segment increased by $75,160, or approximately 124%, for the three months ended March 31, 2012, as compared to the same period in 2011, and was attributable to increased project management and contract fees related to new cobalt-60 service agreements with both the the National Isotopes Development Center and the prime operating contractor for the DOE’s advanced test reactor in Idaho Falls, ID. These service agreements are discussed below. Net income for cobalt products was $105,334 for the three months ended March 31, 2012, as compared to $231,509 for the same period in 2011.  The decrease in net income of $126,175, or approximately 55%, is primarily attributable to increased operating costs.

The production of cobalt is dependent upon the U.S. Department of Energy (DOE) and its prime operating contractor, which controls the Advanced Test Reactor (ATR) operations and, therefore, controls the continued production of cobalt in the government funded ATR.  For more than 10 years, our agreement with the prime operating contractor had been on a reactor cycle-by-cycle contract basis.  In July 2010, we entered into a new a three-year Work For Others agreement with the DOE prime operating contractor to continue cobalt production and cask handling.  However, in January 2011, we were informed that the DOE intended to terminate this existing agreement and we would be required to establish a new contract with the National Isotope Development Center (NIDC), which is a subprogram of the DOE Office of Science.  Negotiations on this process took place during most of 2011 and in December 2011, we were notified that the site contractor was unilaterally terminating the WFO agreement.  At that point we had no other option than to contract with NIDC in order to continue cobalt production.  We have three major concerns with this change in contract control.  First, the contract with NIDC only covers certain specific activities and if any cobalt production requires additional activities it must be separately contracted which will cause interruptions in production.  Second, the NIDC has significantly increased the cost of all charges for their activities associated with cobalt production.  And third, the NIDC is only contracting for one year time periods which are not compatible with the production cycle of cobalt.   We are continuing to argue against these NIDC contracting methods and plans to use all reasonable means to reduce the impact of these new charging practices and contract terms.  However, if we are unable to gain relief from the NIDC contract pricing and terms and are unable to pass along significant price increases to our customers it may become cost prohibitive within several years to continue cobalt production in the DOE reactor.  Should that happen we would be forced to either terminate cobalt production in the U.S. or attempt to locate an alternate source of supply of cobalt-60 from outside the U.S

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three months ended March 31, 2012 were $1,128,005, compared to $1,393,157 for the same period in 2011.  This represents a decrease in revenue attributable to this segment of $265,152, or approximately 19%.  We believe this decline is the result of medical facilities delaying the replacement of imaging sources due to budgetary constraints. However, in 2011, we received both ISO-9000 and ISO-13485 quality program certifications that will allow us to start selling nuclear medicine products into several foreign countries that require this additional quality certification for manufacturers.    We anticipate that as the global economy improves and with our added certifications, our sales in this segment will soon return to historical growth levels.

In December 2010, we formed a 50/50 joint venture, TI Services, LLC, with RadQual, LLC, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  We report our investment in TI Services, LLC on a consolidated basis in our Nuclear Medicine Standards business segment.  TI Services, LLC reported net income of approximately $13,500 for the three months ended March 31, 2012, but was adjusted by a prior period unrecorded expense of approximately $17,000, resulting in a reported net loss of approximately $3,500 for this three months. As a result, our Nuclear Medicine Standards business segment has included its 50% share of that loss, or approximately $1,667, in results of operations for the three months ended March 31, 2012. TI Services, LLC experienced a net loss in 2011, however, by implementing price changes, cost control measures, and expanding into new markets, we have improved the results of operations for the three months ended March 31, 2012, and anticipate that this trend will continue throughout 2012.

Gross profit for our nuclear medicine business segment for the three months ended March 31, 2012 was $349,973, as compared to $425,879 for the same period in 2011, a decrease of $75,906, or approximately 18%. Operating expense for this segment for the three months ended March 31, 2012 decreased to $183,073, from $203,709 in 2011. This decrease of $17,636 is largely attributable to decreased operating expense reported by our investment in TI Services, LLC, with operating expense reported by the remaining nuclear medicine areas remaining relatively unchanged. Net income for this segment decreased $58,268, or approximately 26%, to $163,901 for the three months ended March 31, 2012, compared to $222,169 for the same period in 2011. We will continue to expand this line of business through our joint venture, TI Services, LLC, and with the added certifications for foreign sales which we expect to receive by mid-2012, we anticipate increased sales and profitability.

Radiological Services.  Revenues from radiological services for the three months ended March 31, 2012 were $25,290, compared to $76,615 for the same period in 2011, a decrease of $51,325, or approximately 67%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. Sales in this segment decreased by $20,220, or approximately 47%. Gross profit for this segment for the three months ended March 31, 2012 was $5,510, compared to $59,190 for the same period in 2011. Operating expense for the three months ended March 31, 2012 was $5,783, as compared to $6,285 for the same period in 2011.  The net loss for the three months ended March 31, 2012 was $274, as compared to $52,905 net income for the same period in 2011. Historically, most of our radiological services have been performed in support of gemstone processing for Quali-Tech, Inc.  We believe the current global market conditions have had a significant impact on the purchase of luxury items, such as topaz, which in turn has affected our revenue from processing gemstones. However, we anticipate an improvement in the overall volume of this business for the remainder of 2012 through the expansion of our radiological consulting services.

In March 2012, we announced the start of sales of radioactive material transportation containers through an exclusive worldwide distributor agreement with Alpha Omega Services Inc. (AOS), of Bellflower, California, signed in August 2007. Along with AOS, we had been awaiting NRC approval as well as the NRC Certificate of Compliance for the containers in order to begin marketing efforts. The series of AOS model containers will address a wide range of needs for the transportation of radioactive materials and we believe will enhance sales in our radiological services business segment.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three months ended March 31, 2012 or for the same period in 2011.  We are developing our fluorine products in conjunction with planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the three months ended March 31, 2012, we expensed approximately $250,000 of planning, licensing, and other expense as compared to approximately $1,366,000 in 2011.  This is a decrease of approximately of $1,100,000, or approximately 82%, and is the result of reduced project spending due to the decrease in funds available for the project, as well as capitalizing certain research and development costs during the three months ended March 31, 2012, rather than expensing them as we had done in prior periods. Although funding was limited during this period, we continued to make excellent progress towards obtaining our NRC operating license for the planned de-conversion facility which we anticipate receiving by the Fall of 2012.  As funding permits, we will also continue to test individual components and analytical processes required for the planned uranium de-conversion facility in New Mexico.

Transportation.  This segment was established to provide for transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. The transportation services segment will also provide some of the transportation services for the planned uranium de-conversion facility. Revenues from transportation services for the three months ended March 31, 2012 were $64,800, compared to $89,408 for the same period in 2011. This is a decrease of $24,608, or approximately 28%. Revenues in this business segment were directly affected by decreased revenues in our cobalt products business segment since we primarily use our transportation services to support the transport of cobalt products.  As revenues for our cobalt products and radiological services segments regain strength, we anticipate that our transportation segment revenues will grow as well. Gross profit was $35,712 for the three months ended March 31, 2012, compared to $64,090 for the same period in 2011, and operating expense was $37,476 for the three months ended March 31, 2012, compared to $53,809 for the same period in 2011. Net loss for this segment was $1,763, and income of $10,281 for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2012, we had cash and cash equivalents of $657,917.  For the three months ended March 31, 2012, net cash used in operating activities was $634,846.  Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

Inventories at March 31, 2012 totaled $1,381,583, and inventories at December 31, 2011 totaled $1,465,293.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 80% of total work in process inventory cost for the three months ended March 31, 2012, and approximately 79% of total inventory cost for the same period in 2011.

Increases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

For the three months ended March 31, 2012, cash used in investing activities totaled $848,351. During this three-month period, we purchased approximately $15,000 of new equipment for use in our current business segments and capitalized approximately $676,000 of costs incurred in the planning and licensing of the planned de-conversion facility.

Financing activities provided cash of $38,418 during the three months ended March 31, 2012, as the result of cash proceeds received by us upon the exercise of stock options and proceeds from stock purchased through our Employee Stock Purchase Plan, offset by principal payments made on our outstanding debt and capital leases.

Total decrease in cash for the period ended March 31, 2012 compared to December 31, 2011 was $1,444,779, which was primarily due to $203,177 placed into a restricted certificate of deposit which supports our decommissioning funding plan, a $35,000 interest payment made pursuant to the terms of a note payable to our former chairman of the board, and approximately $400,000 paid to the NRC for licensing activities performed with regard to our proposed de-conversion project.  We expect that cash from operations and our current cash balance will be sufficient to fund operations for the next twelve months.

We have an unsecured note payable totaling $500,000 which is payable to the former Chairman of the Board.  The loan requires annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note matured on April 1, 2012. In April 2012, we renegotiated the terms of the note to extend the maturity date to November 1, 2012, and issued 204,167 shares of our common stock in lieu of interest to be paid in cash on the loan from April 1, 2012 to November 1, 2012, based on an annual interest rate of 14% and the closing price of our stock of $0.20 per share on March 23, 2012. We may seek additional debt financing for our projects and operations in the future.  There is no assurance that we will be able to secure additional debt financing on acceptable terms to us, or at all.

We are continuing to pursue the planning, licensing and construction of a depleted uranium de-conversion and fluorine extraction processing facility.  We spent approximately $861,000 during the first three months of 2012 on planning, licensing, and other expense for this project, and will continue this work as funding becomes available to us.  During the first three months of 2012, we continued work in support of the licensing process with the NRC, received the air permit from the New Mexico Environment Department, and continued to work towards completing sales agreements for the sale of products from the proposed facility. It will require significant capital and time to design, license, and construct such a uranium de-conversion facility. Nonetheless, we believe that the commercial opportunity will justify this investment and we have continued to take actions in 2012 in support of this project.

We are exploring several options for funding of the project at this time, including a loan under the DOE Loan Guarantee Program solicitation for renewable energy and energy savings in manufacturing projects. Under that program, the DOE makes relatively low interest loans through the Federal Financing Bank to approved projects. We have submitted an application under this program and anticipate some indication from the DOE of award status in 2012. There can be no guarantee that the DOE will determine our project to be a qualifying project or that the DOE will award us a loan. If the loan application is unsuccessful, we will have to raise the balance of the funds required for the planned facility through additional equity or debt financing. There can be no assurance that we will be able to secure additional equity or debt financing on acceptable terms, or at all, if the DOE loan is not available.

We have a long term investment of $1,402,897, which represents a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no immediate action pending or planned to acquire the remainder of those shares.  Future plans to complete this acquisition will depend upon our ability to obtain additional capital and RadQual, LLC members being willing to sell.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At March 31, 2012, there were 33,556,783 outstanding warrants to purchase our common stock.  Included in these are 7,700,000 Class F Warrants issued in November 2008, with an exercise price of $0.30 per share and an expiration date of November 10, 2013; 7,714,451 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; and, 18,142,332 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had no off-balance sheet arrangements or obligations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2012, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

Exhibit No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1

Modification #1 to the Unsecured Note Agreement, dated April 1, 2012, between William Nicholson and the Company.*

31.1

Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2

Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.  The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.**

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1

Modification #1 to the Unsecured Note Agreement, dated April 1, 2012, between William Nicholson and the Company.*

31.1

Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2

Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.  The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.**

________________

*   Filed herewith.

** Furnished herewith.