Form 10-Q
period 2012-09-30
INTERNATIONAL ISOTOPES INC
filed 2012-11-13
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, the number of shares of Common Stock, $.01 par value, outstanding was 360,259,221.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$1,406,866	$2,102,696
Accounts receivable	1,122,837	803,350
Inventories	1,401,416	1,465,293
Prepaids and other current assets	813,565	127,006
Total current assets	4,744,684	4,498,345

Long-term assets
Restricted certificate of deposit	203,177	428,886
Property, plant and equipment, net	2,322,400	1,967,154
Capitalized lease disposal costs, net	105,574	113,503
Investment	1,404,348	1,422,755
Patents and other intangibles, net	4,668,145	3,500,162
Total long-term assets	8,703,644	7,432,460
Total assets	$13,448,328	$11,930,805

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,811,417	$1,833,843
Accrued liabilities	624,031	804,788
Current installments of notes payable	400,000	528,359
Total current liabilities	2,835,448	3,166,990

Long-term liabilities
Convertible debt	2,691,615	-
Obligation for lease disposal costs	512,978	483,391
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	4,054,593	1,333,391
Total liabilities	6,890,041	4,500,381

Stockholders' Equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 360,192,010 and 357,202,750 shares issued and outstanding respectively	3,601,927	3,572,024
Additional paid-in capital	116,539,237	115,719,376
Accumulated deficit	(113,691,398)	(111,994,492)
Equity attributable to International Isotopes Inc. stockholders	6,449,766	7,296,908
Equity attributable to noncontrolling interest	108,521	133,516
Total equity	6,558,287	7,430,424
Total liabilities and stockholders’ equity	$13,448,328	$11,930,805

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sale of product	$1,793,483	$2,229,947	$5,785,775	$7,258,006
Cost of product	1,166,976	1,454,068	3,831,575	4,563,869
Gross profit	626,507	775,879	1,954,200	2,694,137

Operating costs and expenses:
Salaries and contract labor	477,335	1,523,618	1,406,626	2,669,940
General, administrative and consulting	494,587	474,667	1,471,704	1,375,828
Research and development	215,632	1,239,345	780,487	4,238,229
Total operating expenses	1,187,554	3,237,630	3,658,817	8,283,997

Net operating loss	(561,047)	(2,461,751)	(1,704,617)	(5,589,860)

Other income (expense):
Other income	22,729	3,181	47,811	6,339
Equity in net income of affiliate	13,943	43,451	45,925	119,697
Interest income	57	712	474	3,989
Interest expense	(80,266)	(2,463,326)	(111,493)	(2,794,967)
Total other income (expense)	(43,537)	(2,415,982)	(17,283)	(2,664,942)
Net loss	(604,584)	(4,877,733)	(1,721,900)	(8,254,802)
Less loss (income) attributable to non-controlling interest	13,058	6,557	24,995	(1,572)
Net loss attributable to International Isotopes Inc.	$(591,526)	$(4,871,176)	$(1,696,905)	$(8,256,374)

Net income (loss) per common share – basic and diluted	$-	$(0.01)	$-	$(0.03)

Weighted average common shares outstanding -
basic and diluted	360,187,745	335,249,349	359,931,058	327,291,515

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,721,900)	$(8,254,802)
Adjustments to reconcile net loss to net cash used in operating activities
Net income in equity method investment	(45,925)	(119,697)
Depreciation and amortization	303,222	317,326
Gain on disposal of property, plant and equipment	-	(5,926)
Accretion of obligation for lease disposal costs	29,587	27,334
Accretion of beneficial conversion feature	14,127	292,863
Equity based compensation	222,958	1,429,839
Noncash interest expense	35,000	-
Changes in operating assets and liabilities:
Accounts receivable	(319,487)	(326,489)
Prepaids and other assets	(547,440)	(37,823)
Inventories	63,877	106,567
Accounts payable and accrued liabilities	(203,183)	3,724,281
Net cash used in operating activities	(2,169,164)	(2,846,527)

Cash flows from investing activities:
Restricted certificate of deposit	225,709	(420)
Due from related party	-	87,500
Dividends received from equity method investment	64,332	52,128
Proceeds from sale of property, plant and equipment	-	21,282
Purchase of property, plant and equipment	(1,818,522)	(160,273)
Net cash (used in) provided by investing activities	(1,528,481)	217

Cash flows from financing activities:
Proceeds from sale of stock	60,274	9,550
Proceeds from exercise of warrants, net of issuance costs	-	1,543,750
Proceeds from issuance of debt	2,969,900	45,000
Principal payments on notes payable and capital leases	(28,359)	(471,707)
Net cash provided by financing activities	3,001,815	1,126,593

Net decrease in cash and cash equivalents	(695,830)	(1,719,717)
Cash and cash equivalents at beginning of period	2,102,696	4,237,303
Cash and cash equivalents at end of period	$1,406,866	$2,517,586

Supplemental disclosure of cash flow activities:
Cash paid for interest	$132,849	$59,692

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows - Continued

	Nine months ended September 30,
	2012	2011

Supplemental disclosure of noncash financing and investing transactions
Increase in equity for beneficial conversion features associated with convertible debentures	$25,656	$2,372,143
Increase in equity for conversion of convertible debentures of $3,075,000 and accrued interest of $184,500	$-	$3,259,500
Increase in equity and prepaid interest for stock issuance in lieu of interest on note	$40,834	$-
Increase in equity for the amount allocated to warrants issued with convertible debentures	$500,041	$-
Partial settlement of note payable through conversion to convertible debentures	$100,000	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2012

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the “Company”) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho, Inc., a Texas corporation, and International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc., both of which are Idaho corporations.  The unaudited condensed consolidated financial statements also include the accounts of the Company’s 50% owned joint venture, TI Services, LLC which is located in Ohio.  The Company’s headquarters and all operations, with the exception of TI Services, LLC, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 50% owned joint venture, TI Services, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three- and nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 28, 2012.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the nine-month period ended September 30, 2012, the Company reported a net loss of $1,696,905 and net cash used in operating activities of $2,169,164. During the same period in 2011, the Company reported a net loss of $8,256,374 and net cash used in operating activities of $2,846,527. The Company has made significant investments in, and intends to continue to invest in, the design, licensing and construction of a large scale uranium de-conversion and fluorine extraction facility. Assuming the Company continues development work on this project at the current schedule, the Company expects that these continued expenses will exceed current revenue from sales by a significant amount for the remainder of 2012 and for the next year as well. As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until sometime in 2014. Current expenditures on that project include licensing, design, and related subcontractor project efforts.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2012 and beyond; however, there is no assurance that these cash flows will occur.  In addition, the Company will require additional capital to support ongoing efforts for the planned uranium de-conversion and fluorine extraction facility. There can be no assurance that the Company will be able to secure additional capital or financing on terms acceptable to the Company or at all.

The Company’s uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP).  Since that time, the Company has made significant investments to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S.  The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S.   These facilities are expected to produce large amounts of depleted uranium hexafluoride (UF6) that would require de-conversion prior to disposal. In the process of de-conversion, the Company plans to use the FEP and other processes to produce a range of fluoride products, which it intends to sell. Additional design and licensing activities for this new facility will continue throughout the remainder of 2012 and 2013.

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

In July 2011, the Company selected Parsons Corporation as the lead design-build contractor for the planned uranium de-conversion facility. The Company plans to execute a design and build contract with Parsons Corporation if and when it secures additional capital to further support the project.

In August 2011, the Company completed the acquisition of property for the planned uranium de-conversion facility with Lea County, New Mexico.  The property is a 640 acre parcel that was offered to the Company as part of an incentives package prepared by the Economic Development Corporation of Lea County.  Pursuant to a project participation agreement and an industrial revenue bond transaction, the property was transferred to the Company in accordance with the Local Economic Development Act of Lea County, New Mexico. Under the project participation agreement, the Company is required to commence construction on the facility no later than December 2014 and to substantially complete Phase 1 of the facility and have hired at least 75 persons by December 2015.  If the Company fails to perform either of these obligations, and at the time of such failure has not secured financing for Phase 1 of the facility and expended at least $200,000 in costs of improvement of the property, then the Company must either re-convey the property to Lea County, New Mexico or purchase the property from Lea County in accordance with the project participation agreement.  In accordance with ASC 360-10-Property, Plant and Equipment, the land was recorded at a zero basis representing the costs incurred by the Company for the acquisition. Should the Company not meet its obligations under the project participation agreement, and therefore decide to purchase the land, the Company would adjust the carrying value of the land to include the costs paid to Lea County to keep the land.

In March 2012, the Company commenced sales of radioactive material transportation containers through an exclusive worldwide distributor agreement with Alpha Omega Services Inc. (AOS), of Bellflower, California, signed in August 2007. AOS and the Company had been awaiting Nuclear Regulatory Commission (NRC) approval as well as the NRC Certificate of Compliance for the containers in order to begin marketing efforts. The series of AOS model containers will address a wide range of needs for the transportation of radioactive materials and provide the Company with some expanded business opportunities in the Radiological Services and Cobalt Products segments.

In April 2012, the Company received the air permit from the New Mexico Environment Department for the proposed depleted uranium de-conversion facility.  Although other state permits are required prior to the commencement of operations, the air permit will allow the Company to start construction on its planned project.

In October 2012, the NRC issued a Part 40 combined construction and operating license for the Company’s planned depleted uranium de-conversion and fluorine extraction processing facility.  The Company originally submitted its license application to the NRC in December 2009, and the NRC had been reviewing the application since that time.  The planned facility is a first-of-its-kind depleted uranium de-conversion facility and the first source material facility to implement full-integrated safety analysis, consistent with requirements of Part 70, Subpart H of NRC regulations.  The facility is the first source material facility to be licensed by the NRC for a forty-year license term.

The Company intends to continue to explore opportunities to raise funds to support the engineering, construction, and start-up of the planned uranium de-conversion facility through debt financing, equity offerings, or other means over the next year.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2012, the Company had 17,700,000 stock options outstanding, 38,059,303 warrants outstanding, 178,525 restricted stock awards outstanding and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and nine months ended September 30, 2011, the Company had 25,700,000 stock options outstanding, 33,556,783 warrants outstanding, 370,917 restricted stock awards outstanding, 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investments

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,404,348 and is reported as an asset at September 30, 2012.  For the nine months ended September 30, 2012, member distributions from RadQual totaled $64,332 and were recorded as a reduction of the investment, and for the same period in 2011, member distributions totaled $52,129. During the nine months ended September 30, 2012 and 2011, earnings allocated to the Company from RadQual totaled $45,925 and $119,697, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At September 30, 2012 and 2011, the Company had receivables from RadQual in the amount of $489,524 and $511,890, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the nine months ended September 30, 2012 and 2011, the Company had revenues from RadQual in the amount of $2,373,210 and $2,799,237, respectively, which are recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$247,915	$249,232
Work in progress	1,073,654	1,135,834
Finished goods	79,847	80,227
	$1,401,416	$1,465,293

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation with some cobalt near completion and some cobalt requiring several more years to complete.  At September 30, 2012 and December 31, 2011, the cobalt had a carrying value of $854,984 and $717,352, respectively, which is based on accumulated costs allocated based on the length of time the cobalt remains in the reactor.

(6)

Stockholders’ Equity, Options and Warrants

Convertible Debentures

On July 27, 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment in certain conditions.  Under certain conditions, the Company may force the conversion of the debentures any time following the one year anniversary of the closing date.  In addition, after the second anniversary of the closing date, the Company will have the right to redeem all or part of the debentures at any time prior to the maturity date. The Company also has the right prior to the second anniversary of the closing date to redeem all or part of the debentures if the Company successfully consummates a financing of the proposed Hobbs, New Mexico de-conversion facility in the amount of at least $25 million.  Any redemption of the debentures by the Company requires the payment of a redemption fee as set forth in the debentures.

Each investor also received a common stock purchase warrant to purchase common stock equal to twenty five percent (25%) of the shares issuable upon conversion of the debentures.  The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.

In accordance with FASC 470-20, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion, the Company allocated the proceeds to the debentures and warrants based on their relative fair value resulting in $2,703,144 being allocated to the debentures and $366,756 being allocated to the warrants.  Subsequent to the allocation, the Company calculated a beneficial conversion feature of $25,656.  The allocated warrant value and the beneficial conversion feature were recorded as debt discount and will be accreted to interest expense over the five-year life of the debentures.

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2012 and 2011, the Company issued 99,636 and 56,183 shares of common stock, respectively, to employees for proceeds of $10,272 and $9,550, respectively. All of these shares were issued in accordance with the Company’s employee stock purchase plan.

Stock Based Compensation Plans

Employee/Director Grants - The Company accounts for issuances of stock-based compensation to employees by recognizing, as compensation expense, the cost of employee services received in exchange for the equity awards. The compensation expense is based on the grant date fair value of the award.  Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

In September 2012, the Company issued 2,000,000 in nonqualified stock options to certain directors under the 2006 Equity Incentive Plan.  The options have an exercise price of $0.17 per share and vest 25% on the first anniversary of the grant date with 25% vesting after each additional one-year period of continuous service.  The options expire 10 years from the date of grant. The options had a fair value of $244,483 or $0.12 per share as estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: risk free interest rate of .83%, expected dividend yield rate of 0%, expected volatility of 85%, and an expected life of 6.25 years.

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

Option awards outstanding as of September 30, 2012, and changes during the nine months ended September 30, 2012, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	25,700,000	$0.17
Granted	2,000,000	0.17
Exercised	(2,500,000)	0.02		$470,000
Forfeited	(7,500,000)	0.02
Outstanding at September 30, 2012	17,700,000	0.23	4.5	$720,000
Exercisable at September 30, 2012	13,585,000	$0.23	4.8	$700,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.18 per share on September 28, 2012, the last trading day of the quarter. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the days exercised with a weighted-average price of $0.18 per share.

As of September 30, 2012, there was approximately $331,485 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2 years.

Pursuant to a board resolution on September 26, 2012, the Company re-priced 4,500,000 options which had an original exercise price of $0.32 per share and expire on May 4, 2019.  The stock options were adjusted to an exercise price of $0.17 per share with the expiration date remaining May 4, 2019.  An additional $54,430 of equity compensation was recognized in the current period and $17,706 will be recognized in future periods.  The option re-price had a fair value of $72,136 as estimated on the date of re-pricing using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.03%, expected dividend yield rate of 0%, expected volatility of 83.53%, and an expected life of 6.61 years.

Restricted Stock Grants

Restricted stock awards outstanding at September 30, 2012, and changes during the nine months ended September 30, 2012, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2011	370,917
Granted	-
Vested	(185,457)
Forfeited	(6,935)
Non-vested at September 30, 2012	178,525

The value of non-vested stock under the 2006 Equity Incentive Plan at September 30, 2012 was $32,135, based on the closing price of the Company’s common stock of $0.18 per share on September 28, 2012, the last trading day of the quarter. As of September 30, 2012, there was approximately $2,446 of unamortized deferred compensation that will be recognized over a weighted-average period of 0.3 years.

Total stock-based compensation expense for the nine months ended September 30, 2012 and 2011 was $222,958 and $257,307, respectively.

Warrants

Warrants outstanding at September 30, 2012, and changes during the nine months September 30, 2012, were as follows:

Warrants
Outstanding at December 31, 2011	33,556,783
Issued	4,502,520
Exercised	-
Forfeited	-
Outstanding at September 30, 2012	38,059,303

(7)

Notes Payable

Notes Payable

In March 2012, the Company renegotiated the terms of a $500,000 unsecured note payable to its former Chairman of the Board.  The original loan required annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note was to mature on April 1, 2012.  Pursuant to an amendment to the loan, the maturity date was extended from April 1, 2012 to November 1, 2012, and accrued interest in the amount of $35,000 was paid in cash on March 30, 2012.  Additionally, 204,167 shares of the Company’s common stock were issued on April 1, 2012 to the former Chairman in lieu of the interest to be paid in cash on the loan from April 1, 2012 to November 1, 2012, based on an annual interest rate of 14% and the closing price of the Company’s common stock of $0.20 per share on March 23, 2012. On July 26, 2012, as part of a private placement transaction described above, the former Chairman of the Board converted $100,000 of this $500,000 note due from the Company as consideration for purchase of convertible debentures in the offering, thereby reducing the amount due from the Company under the original note to $400,000.  In October 2012, the Company renegotiated the remaining $400,000 unsecured note payable which was to mature in full on November 1, 2012, and the terms of the note were further modified.  Pursuant to the terms of the modification, the Company made a $200,000 principal payment on October 29, 2012.  Starting on November 1, 2012, interest shall accrue on the remaining principal balance at an annual rate of 5% and the remaining principal payments will be made in $100,000 installments on December 1, 2012 and January 1, 2013.  All accrued interest will be paid with the final principal payment on January 1, 2013.  All other provisions of the note remain in full force and effect.

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

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within its facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. Should this occur, the current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year. Previously, the Company maintained an irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank to provide the financial assurance required by the NRC for the operating license. However, in April 2012, that letter of credit was replaced by a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo Bank in the amount of 50% of the face value of the surety bond.  In April 2012, the Company placed $203,177 into a certificate of deposit for this purpose.  At September 30, 2012, restricted cash consisted of the new certificate of deposit in the amount of $203,177.

(9) Subsequent events

In October 2012, in accordance with the Company’s employee stock purchase plan, the Company issued 19,591 shares of common stock, to employees for proceeds of $2,638, and issued 47,620 shares of common stock under its 2006 Equity Incentive Plan to an employee as a stock award.  The stock award was 100% vested upon the grant date.

(10)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2012	2011	2012	2011
Radiochemical Products	$443,127	$480,562	$1,230,161	$1,397,763
Cobalt Products	202,545	401,745	1,035,975	1,635,989
Nuclear Medicine Standards	1,021,230	1,246,417	3,223,359	3,825,973
Radiological Services	64,006	55,523	129,889	189,773
Fluorine Products	-	-	-	-
Transportation	62,575	45,700	166,392	208,508
Total Segments	1,793,483	2,229,947	5,785,775	7,258,006
Corporate revenue	-	-	-	-
Total Consolidated	$1,793,483	$2,229,947	$5,785,775	$7,258,006

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2012	2011	2012	2011
Radiochemical Products	$9,293	$9,153	$27,880	$27,461
Cobalt Products	24,238	27,549	71,084	82,318
Nuclear Medicine Standards	5,360	4,760	16,080	10,714
Radiological Services	2,599	2,599	7,799	7,799
Fluorine Products	37,883	48,486	141,186	136,532
Transportation	3,314	3,396	10,060	10,413
Total Segments	82,687	95,942	274,089	275,236
Corporate depreciation and amortization	16,944	8,158	29,133	42,090
Total Consolidated	$99,631	$104,100	$303,222	$317,326

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2012	2011	2012	2011
Radiochemical Products	$18,471	$34,490	$36,727	$124,344
Cobalt Products	40,889	158,471	292,490	782,050
Nuclear Medicine Standards	139,092	175,677	455,731	575,641
Radiological Services	50,931	33,413	84,298	116,973
Fluorine Products	(246,259)	(3,571,230)	(804,737)	(6,863,889)
Transportation	2,976	(7,715)	(21,726)	15,750
Total Segments	6,099	(3,176,893)	42,783	(5,249,130)
Corporate loss	(597,625)	(1,694,283)	(1,739,687)	(3,007,244)
Net Loss	$(591,526)	$(4,871,176)	$(1,696,905)	$(8,256,374)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2012	2011	2012	2011
Radiochemical Products	$-	$-	$2,793	$-
Cobalt Products	-	1,228	31,742	3,193
Nuclear Medicine Standards	2,012	3,084	2,835	86,149
Radiological Services	255,000	-	255,000	-
Fluorine Products	390,982	3,399	1,522,737	40,560
Transportation	-	-	-	18,047
Total Segments	647,994	7,711	1,815,107	147,949
Corporate purchases	-	2,493	3,414	12,324
Total Consolidated	$647,994	$10,204	$1,818,522	$160,273

	September 30,	December 31,
Segment Assets	2012	2011
Radiochemical Products	264,699	196,065
Cobalt Products	1,536,024	1,586,748
Nuclear Medicine Standards	580,577	1,019,239
Radiological Services	401,796	19,646
Fluorine Products	6,287,040	4,922,409
Transportation	38,802	39,112
Total Segments	9,108,938	7,783,219
Corporate assets	4,339,390	4,147,586
Total Consolidated	$13,448,328	$11,930,805

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

International Isotopes, Inc. consists of six major business segments:

Nuclear Medicine Standards

This segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry

Cobalt Products

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

Beginning in 2004, we began a major undertaking to construct the first commercial uranium de-conversion facility in the U.S. Since that time we have made significant progress on the project including reaching the major milestone of obtaining a Part 40 combined construction and operating license for the planned facility.  The license has a forty-year term and was issued by the NRC to us on October 2, 2012. While the commercial uranium de-conversion business represents a significant opportunity for us, that opportunity does not change our commitment to our current core business segments. Over the course of the past several years we have continued to invest in these segments and worked to reduce production costs and expand sales in each of them.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues for the three months ended September 30, 2012 were $1,793,483, as compared to $2,229,947 for the same period in 2011, an overall decrease of $436,464, or approximately 20%.  All business segments reported decreases in revenues for the three months ended September 30, 2012, with the exception of our Radiological Services and Transportation segments.

There were no bulk cobalt sales for the three months ended September 30, 2012, and there were no bulk cobalt sales for the same period in 2011.  The following table presents a period-to-period comparison of total revenue by segment. Further discussion of the performance of each business segment is described more fully in the following paragraphs.

	For the three months ended September 30,	For the three months ended September 30,
Sale of Product	2012	2011	$ change	% change
Radiochemical Products	$443,127	$480,562	$(37,435)	-7.79%
Cobalt Products	202,545	401,745	(199,200)	-49.58%
Nuclear Medicine Standards	1,021,230	1,246,417	(225,187)	-18.07%
Radiological Services	64,006	55,523	8,483	15.28%
Fluorine Products	-	-	-	-
Transportation	62,575	45,700	16,875	36.93%
Total Segments	1,793,483	2,229,947	(436,464)	-19.57%
Corporate revenue	-	-	-	-
Total Consolidated	$1,793,483	$2,229,947	$(436,464)	-19.57%

Gross profit for the three months ended September 30, 2012 was $626,507, compared to $775,879 for the same period in 2011.  This represents a decrease of $149,372, or approximately 19%.  Cost of sales decreased to $1,166,976 for the three months ended September 30, 2012 from $1,454,068 for the same period in 2011. This is a decrease of $287,092, or approximately 20%, and is a direct result of the decrease in sales for the three months ended September 30, 2012.

The following table presents gross profit data for each of our business segments for the three months ended September 30, 2012 and 2011.

	For the three month ended September 30,	% of Total Sales	For the three month ended September 30,	% of Total Sales
	2012	2012	2011	2011
Total Sales	$1,793,483		$2,229,947
Cost of Sales
Radiochemical Products	$369,461	21%	$401,418	18%
Cobalt Products	28,405	2%	175,318	8%
Nuclear Medicine Standards	729,435	41%	856,121	38%
Radiological Services	18,339	1%	16,534	1%
Flourine Products	-	-	-	-
Transportation	21,335	1%	4,677	0%
Total Segments	$1,166,976	65%	$1,454,068	65%

Gross Profit	$626,507		$775,879
Gross Profit %	35%		35%

Operating expenses decreased to $1,187,554 for the three months ended September 30, 2012, from $3,237,630 for the same period in 2011.  This overall decrease of $2,050,076, or approximately 63%, is the result of capitalizing certain research and development costs related to the planning, licensing, and construction of the proposed de-conversion facility we plan to build in New Mexico. These costs were previously treated as research and development expense, but once it became reasonably certain that the NRC would likely issue our license to build and operate the de-conversion facility, in accordance with ASC 730, Accounting for Research and Development Costs, we began to capitalize these costs rather than expense them. The NRC issued a Part 40 combined construction and operating license to us on October 2, 2012, and we will amortize capitalized research and development costs over the 40 year license period.  We will continue to incur capital costs associated with this project in 2012 based on our ability to raise funds in support of the project.

The following table shows a comparison of total operating expenses for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,	For the three months ended September 30,
	2012	2011	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$477,335	$1,523,618	-69%	$(1,046,283)
General, Administrative and Consulting	494,587	474,667	4%	19,920
Research and Development	215,632	1,239,345	-83%	(1,023,713)
Total operating expenses	$1,187,554	$3,237,630	-63%	$(2,050,076)

The decrease in operating costs and expenses for the three months ended September 30, 2012 is primarily attributable to the decrease in research and development expense as explained above. Salaries and contract labor expense also decreased by $1,046,283, or approximately 69%, as a result of a decrease in the amount of non-cash equity-based compensation expense recorded for the three months ended September 30, 2012. For the three months ended September 30, 2012, we reported $222,958 of equity based compensation whereas we reported $1,429,839 for the same three-month period in 2011. This is a decrease of $1,206,881, or approximately 84%. General administrative costs increased by $19,920, or approximately 4%, much of which was related to increased costs associated with process improvements. Our net loss for the three months ended September 30, 2012 was $591,526, compared to $4,871,176 for the same period in 2011. This is a decrease in loss of $4,279,650, or approximately 88%, and is primarily due to the decrease in research and development expense related to the licensing and planning for the proposed de-conversion facility as well as the significant decrease in non-cash equity based compensation expense in the period-to-period comparison.

Interest expense for the three months ended September 30, 2012 was $80,266, compared to $2,463,326 for the same period in 2011. The decrease of $2,383,060 is attributable to the maturity of convertible debentures, which were issued in February 2010 to various institutional and private investor and were converted into shares of common stock and warrants when they matured in August 2011.  The convertible debentures contained a conversion feature that was considered to be beneficial to investors.  At the date the debentures were converted, the intrinsic value of this beneficial feature was recorded as interest expense, according to FASC 470-20-35-1.  The amount of interest expense recorded, when the debentures matured in August 2011, was $2,372,143, whereas no interest expense was recorded for these debentures in the three months ended September 30, 2012.  We recorded this feature as a contra-liability and simultaneously accreted the beneficial portion of the convertible debenture to interest expense over the 18-month life of the convertible debentures and recorded the final interest amount upon maturity in August 2011 as explained above.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three months ended September 30, 2012 were $443,127, compared to $480,562 for the same period in 2011.  This represents a decrease in revenue of $37,435, or approximately 8%.  Most of this segment’s revenue comes from the sale of iodine-131. Sales of this radiochemical product began to decrease in 2011 after we received a warning letter from the U.S. Food and Drug Administration (FDA) for violations of Current Good Manufacturing Practices (CGMP).  Since that time we have completed upgrades and currently meet all CGMP requirements.  Having attained CGMP compliance, we believe that our combined efforts in marketing, continued excellent customer service, and competitive product pricing will once again place us in a strong market position and that sales in this segment will increase.

Gross profit of radiochemical products for the three months ended September 30, 2012 was $73,666, compared to $79,144 for the same period in 2011.  Gross profit percentages were approximately 17% and 16% for the three months ended September 30, 2012 and 2011, respectively.  The decrease in gross profit is attributable to decreased sales and increased unit cost of radiochemical product production due to additional process requirements as a result of the CGMP compliance noted above, however, with pricing adjustments now in place and continued attention to competitive material purchasing, we believe that our margin in this business segment will improve. Operating expense for this segment was up approximately 24% increasing to $55,196, for the three months ended September 30, 2012, compared to $44,655 for the same period in 2011. This increase is the result of expenditures made in connection with processing upgrades made in our production processes as a result of CGMP compliance. This segment reported net income of $18,471 for the three months ended September 30 2012, as compared to net income of $34,490 for the same period in 2011.

Cobalt Products.  Revenues from the sale of cobalt products for the three months ended September 30, 2012 were $202,545, compared to $401,745 for the same period in 2011. This is a decrease in revenue of $199,200, or approximately 50%.  Bulk cobalt sales typically account for large variations in period-to-period comparisons; however, there were no bulk cobalt sales in either period. The decrease in revenue in this segment, particulary the decrease in sealed source sales, was attributable to a combination of a decrease in the production rate of high specific activity material caused by the U.S. Department of Energy’s (DOE) experimental projects and a curtailment of cobalt handling by the DOE pending an investigation of a damaged cobalt target.  We are working with the DOE and the subcontractor to resolve both these issues and expect to restore normal cobalt production levels by mid-2013.  We have also received certification under both ISO-9001 and ISO-13485 standards for the manufacture and design of certain cobalt-60 products.  The ISO certifications are important to our plans for continued expansion of sales of several products into international markets. We anticipate that these certifications will continue to strengthen our international source sales and benefit all of our customers in terms of the quality of the products supplied.

Gross profit for cobalt products for the three months ended September 30, 2012 was $174,140, compared to $226,427 for the same period in 2011. The difference of $52,287, or approximately 23% is due to the decrease in sealed source sales, as discussed above.  Operating expense in this segment increased by $65,296, or approximately 96%, to $133,250 for the three months ended September 30, 2012, as compared to $67,954 for the same period in 2011, and was primarily attributable to increased professional fees and project management and contract fees related to new cobalt-60 service agreements with both the National Isotopes Development Center and the prime operating contractor for the DOE’s advanced test reactor in Idaho Falls, ID. These service agreements are discussed in more detail below. Net income for cobalt products was $40,889 for the three months ended September 30, 2012, as compared to $158,471 for the same period in 2011, a decrease of approximately 74%.

The production of cobalt is dependent upon the DOE and its prime operating contractor, which controls the Advanced Test Reactor (ATR) operations and, therefore, controls the continued production of cobalt in the government funded ATR.  For more than 10 years, our agreement with the prime operating contractor had been on a reactor cycle-by-cycle contract basis.  In July 2010, we entered into a new three-year Work For Others Agreement (WFO Agreement) with the DOE prime operating contractor to continue cobalt production and cask handling. However, in January 2011, we were informed that the DOE intended to terminate this existing agreement and we would be required to establish a new contract with the National Isotope Development Center (NIDC), which is a subprogram of the DOE Office of Science.  Negotiations on this process took place during most of 2011 and in December 2011, we were notified that the site contractor was unilaterally terminating the WFO agreement.  At that point we had no other option than to contract with NIDC in order to continue cobalt production.  We have three major concerns with this change in contract control.  First, the contract with NIDC only covers certain specific activities and if any cobalt production requires additional activities it must be separately contracted which will cause interruptions in production.  Second, the NIDC has significantly increased the cost of all charges for its activities associated with cobalt production.  And third, the NIDC is only contracting for one year time periods which are not compatible with the production cycle of cobalt.   We are continuing to negotiate with the NIDC concerning these contracting methods and plan to use all reasonable means to reduce the impact of these new charging practices and contract terms.  However, if we are unable to gain relief from the NIDC contract pricing and terms and are unable to pass along significant price increases to our customers it may become cost prohibitive within several years to continue cobalt production in the DOE reactor.  Should that happen, we would be forced to either terminate cobalt production in the U.S. or attempt to locate an alternate source of supply of cobalt-60 from outside the U.S.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three months ended September 30, 2012 were $1,021,230, compared to $1,246,417 for the same period in 2011.  This represents a decrease in revenue of $225,187, or approximately 18%.  We believe this decline is the result of medical facilities delaying the replacement of imaging sources due to budgetary constraints and a decline in operating nuclear medicine clinics. However, in 2011, we received both ISO-9000 and ISO-13485 quality program certifications that will allow us to start selling nuclear medicine products into several foreign countries that require this additional quality certification for manufacturers.    We believe that as the global economy improves and with our added certifications, our sales in this segment will soon return to historical growth levels.

In December 2010, we formed a 50/50 joint venture, TI Services, LLC, with RadQual, LLC, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  We report our investment in TI Services, LLC on a consolidated basis in our Nuclear Medicine Standards business segment. For the three months ended September 30, 2012, TI Services, LLC reported a net loss of $26,115, of which 50%, or $13,058, was included in the nuclear medicine segment reporting.

Gross profit for our nuclear medicine business segment for the three months ended September 30, 2012 was $291,795, as compared to $390,296 for the same period in 2011, a decrease of $98,501, or approximately 25%. Operating expense for this segment for the three months ended September 30, 2012 decreased to $151,704, from $214,617 for the same period in 2011. This decrease of $62,913 is largely attributable to decreased operating expense reported by our investment in TI Services, LLC, with operating expense reported by the remaining nuclear medicine areas remaining relatively unchanged. Net income for this segment decreased $36,585, or approximately 21%, to $139,092 for the three months ended September 30, 2012, compared to $175,677 for the same period in 2011. We intend to continue to work to expand this line of business both through our joint venture, TI Services, LLC, and expansion of foreign sales of nuclear medicine products.

Radiological Services.  Revenues from radiological services for the three months ended September 30, 2012 were $64,006, compared to $55,523 for the same period in 2011, an increase of $8,483, or approximately 15%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. Gemstone processing sales reported for the three months ended September 30, 2012 was $62,014 as compared to $53,611 for the same period in 2011. This is an increase of $8,403, or approximately 16%. Gross profit for this segment for the three months ended September 30, 2012 was $45,667, compared to $38,989 for the same period in 2011. Operating expense for the three months ended September 30, 2012 was $21,306, as compared to $5,575 for the same period in 2011.  This is an increase of $15,731, or almost a 300% increase and is primarily attributable to costs incurred to expand our radiological services offered. Net income for the three months ended September 30, 2012 was $50,931, as compared to $33,413 net income for the same period in 2011. Historically, most of our radiological services have been performed in support of gemstone processing for Quali-Tech, Inc. and we will continue to perform these radiological services under our contract with this customer with periodic modifications in per unit gemstone processing cost as well as transportation cost. We believe the current global market conditions have had a significant impact on the purchase of luxury items, such as topaz, the primary gemstone we process for Quali-Tech, Inc., which in turn has affected our revenue from processing gemstones. Radiological consulting services and source disposal services have remained approximately the same for the three-month period ended September 30, 2012, as compared to the same period in 2011, but we believe that both these service areas will improve and the availability of the new type B(U) casks, as described below, will allow us to expand our field services activity in 2013.

In March 2012, we commenced sales of radioactive material transportation containers through an exclusive worldwide distributor agreement with Alpha Omega Services Inc. (AOS), of Bellflower, California, signed in August 2007. Along with AOS, we had been awaiting NRC approval as well as the NRC Certificate of Compliance for the containers in order to begin marketing efforts. The NRC issued the certificate to AOS in February 2012 which will allow us to initiate container sales.  In July 2012 we entered into a purchase agreement with AOS for the purchase of a type B(U) cask and we anticipate receipt of the cask by February 2013.  We intend to use the container for a wide range of needs such as target transfers, source installations, and type B shipments of radioactive material.  We also intend to lease the container to customers for use in transportation of radioactive material.  We believe that the availability of these containers for use in our current business operations as well as acting as sole distributor for container sales should enhance revenue in our radiological services business segment.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three months ended September 30, 2012 or for the same period in 2011.  We are developing our fluorine products in conjunction with planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the three months ended September 30, 2012, we expensed approximately $163,000 of planning, licensing, and other costs as compared to approximately $1,183,000 for the same period in 2011.  This is a decrease of $1,020,000, or approximately 86%, and is the combined result of reduced project spending due to the decrease in funds available for the project, as well as capitalizing certain research and development costs during the three months ended September 30, 2012, rather than expensing them as we had done in prior periods. In October 2012, we were awarded a Part 40 combined construction and operating license by the NRC for our planned depleted uranium and de-conversion and fluorine extraction processing facility, and as funding permits, we will  continue engineering design work and testing in our Idaho pilot facility of components and analytical processes required for this New Mexico facility.

Transportation.  This segment was established to provide transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. The transportation segment is expected to also provide some of the transportation services for the planned uranium de-conversion facility. Revenues from transportation services for the three months ended September 30, 2012 were $62,575, compared to $45,700 for the same period in 2011. This is an increase of $16,875, or approximately 37%.   This increase in revenue is primarily attributable to transportation opportunities generated by our cobalt products segment. As revenues for our cobalt products and radiological services segments regain strength through expansion of teletherapy source sales, type B(U) cask sales, and field service work we anticipate that our transportation segment revenues will grow as well since these transportation services are used in the transport of our products.  Gross profit was $41,240 for the three months ended September 30, 2012, compared to $41,023 for the same period in 2011, and operating expense was $38,264 for the three months ended September 30, 2012, compared to $48,738 for the same period in 2011.  Net income for this segment was $2,976 for the three months ended September 30, 2012 compared to net loss of $7,715 for the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues for the nine-month period ended September 30, 2012 were $5,785,775, as compared to $7,258,006 for the same period in 2011, a decrease of $1,472,231, or approximately 20%. We recorded no bulk cobalt sales for the nine-month period ended September 30, 2012, and recorded $502,533 of bulk cobalt sales for the same period in 2011.  Because each bulk cobalt sale represents a material dollar amount, these sales can create significant variations in period-to-period comparisons. Therefore, management believes that a comparison of total revenue excluding bulk cobalt sales provides meaningful information to investors because of these large period-to-period variations. This information does have limitations as an analytical tool and should not be considered in isolation or as a substitute for total revenue.

The following table presents a period-to-period comparison of total revenue by segment, as well as a period-to-period comparison of total revenue by segment excluding bulk cobalt sales.

	For the nine months ended September 30,	% of Total Sales	For the nine months ended September 30,	% of Total Sales
Sale of Product	2012	2012	2011	2011
Radiochemical Products	$1,230,161	21%	$1,397,763	19%
Cobalt Products (including bulk cobalt sales)	1,035,975	18%	1,635,989	23%
Nuclear Medicine Standards	3,223,359	56%	3,825,973	52%
Radiological Services	129,889	2%	189,773	3%
Fluorine Products	-	0%	-	0%
Transportation	166,392	3%	208,508	3%
Corporate revenue	-	0%	-	0%
Total Segments	$5,785,775	100%	$7,258,006	100%

Radiochemical Products	$1,230,161	21%	$1,397,763	21%
Cobalt Products (excluding bulk cobalt sales)	1,035,975	18%	1,133,456	17%
Nuclear Medicine Standards	3,223,359	56%	3,825,973	56%
Radiological Services	129,889	2%	189,773	3%
Fluorine Products	-	0%	-	0%
Transportation	166,392	3%	208,508	3%
Corporate revenue	-	0%	-	0%
Total Segments	$5,785,775	100%	$6,755,473	100%

Gross profit for the nine-month period ended September 30, 2012 was $1,954,200, compared to $2,694,137 for the same period in 2011.  This represents a decrease of $739,937, or approximately 28%. The decrease in gross profit is directly attributable to the decrease in sales in most of our segments during the nine months ended September 30, 2012.

Operating expenses were $3,658,817 for the nine-month period ended September 30, 2012, compared to $8,283,997 for the same period in 2011. This represents decrease of $4,625,180, or approximately 56%. This decrease is largely attributable to the decrease in research and development costs which were down by approximately 82%. As previously discussed, these costs were previously treated as research and development expense, but once it became reasonably certain that the NRC would likely issue our license to build and operate the planned de-conversion facility, we began to capitalize these costs rather than expense them according to ASC 730, Accounting for Research and Development Costs. The NRC issued us a Part 40 combined construction and operating license in October 2012 and these capitalized costs will now be amortized to expense over the 40 year life of the license. We will continue to incur capital costs associated with this project in 2012 based on our ability to raise funds to support the project. Salaries and contract labor expense decreased by $1,263,314, or approximately 47%, which is the result of recording less non-cash equity compensation for the nine-month period ended September 30, 2012 as compared to the same period in 2011. General, administrative and consulting costs increased by $95,876, or approximately 7%, primarily as a result of increased professional fees and related costs of pursuing facility and manufacturing process upgrades. The following table shows a year-to-year comparison of total operating expenses for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,	For the nine months ended September 30,
	2012	2011	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$1,406,626	$2,669,940	-47%	$(1,263,314)
General, Administrative and Consulting	1,471,704	1,375,828	7%	95,876
Research and Development	780,487	4,238,229	-82%	(3,457,742)
Total operating expenses	$3,658,817	$8,283,997	-56%	$(4,625,180)

Interest expense for the nine months ended September 30, 2012 was $111,493, compared to $2,794,967 for the same period in 2011. The decrease of $2,683,474 or approximately 96%, is attributable to the maturity of the convertible debentures which matured in August 2011, and which were converted into shares of common stock and warrants on the maturity date. Interest expense recorded for the convertible debentures for the nine months ended September 30, 2011 was approximately $2,372,000.  There was no interest recorded for these debentures for the same period in 2012.  The convertible debentures were issued in February 2010 to various institutional and private investors and contained a beneficial conversion feature. Accordingly, we recorded this feature as a contra-liability and simultaneously accreted the beneficial portion of the convertible debenture to interest expense over the 18-month life of the convertible debentures and recorded the final interest amount upon maturity in August 2011.

Our net loss for the nine-month period ended September 30, 2012 was $1,696,905, as compared to $8,256,374 for the same period in 2011.  This significant decrease in loss of $6,559,469, or approximately 79%, is the combined result of the large decrease in research and development expense as well as the decrease in interest expense.

Radiochemical Products.  Revenues from the sale of radiochemical products for the nine-month period ended September 30, 2012 were $1,230,161, compared to $1,397,763 for the same period in 2011. This is a decrease in revenue of $167,602, or approximately 12%.  Most of this segment’s revenue comes from the sale of iodine-131. Sales of this radiochemical product decreased in 2011 after we received a warning letter from the FDA for violations of CGMP requirements, and we have been slow to regain previous sales levels.  We have completed an upgrade and currently meet all CGMP requirements. Having attained CGMP compliance, we believe that our combined efforts in marketing, continued excellent customer service, and competitive product pricing will once again place us in a strong market position and that sales in this segment will increase.

Gross profit percentages for the nine months ended September 30, 2012 and 2011 were approximately 13% and 17%, respectively. Operating expense for this segment for the nine-month period ended September 30, 2012 was $126,292, compared to $113,990 for the same period in 2011. This $12,302 increase, or approximately 11%, is primarily due to increased costs in small equipment as well as contract services costs incurred to meet CGMP compliance. Net income for this segment decreased for the nine-month period ended September 30, 2012 to $36,727, from $124,344 for the same period in 2011.

Cobalt Products.  Revenues from the sale of cobalt products for the nine-month period ended September 30, 2012 were $1,035,975, compared to $1,635,989 for the same period in 2011. This represents a decrease in revenue of $600,014, or approximately 37%. This decrease in segment revenue is the result of the timing of large bulk cobalt product sales which have a dramatic effect on period-to-period comparisons, delays encountered in the production rate of high specific activity material caused by DOE experimental projects, and a curtailment of cobalt handling by the DOE pending an investigation of a damaged cobalt target.  The following table presents cobalt products sales for the nine months ended September 30, 2012 and 2011.

	For the nine month ended September 30,	For the nine month ended September 30,
Cobalt Products	2012	2011	% change	$ Change
HSA Cobalt Sales (bulk cobalt)	$-	$502,533	-	$-502,533
Cobalt Recycle	149,680	126,660	18%	23,020
Sealed Source Manufacturing	886,295	1,006,796	-12%	-120,501
	$1,035,975	$1,635,989	-37%	$-600,014

Excluding bulk cobalt sales, other cobalt product sales decreased to $1,035,975 for the nine months ended September 30, 2012, compared to $1,133,456 for the same period in 2011. This is a decrease of $97,481, or approximately 9%. We are working with the DOE and the subcontractor to resolve these production issues and we believe we can restore normal production rates by mid-2013.

Gross profit of cobalt products for the nine-month period ended September 30, 2012 was $673,267, as compared to $970,991 for the same period in 2011. Operating expense in this segment increased by $191,836 to $380,777 for the nine-month period ended September 30, 2012, from $188,941 for the same period in 2011. This is an increase of approximately 102% and is due to additional expenses incurred with regard to contract requirements imposed by the DOE Isotopes Business Office as well as costs incurred for contract work performed by the DOE’s subcontractor which operates the ATR.  Net income for the nine months ended September 30, 2012 was $292,490, compared to $782,050 for the same period in 2011. This decrease of $489,560, or approximately 63%, is attributable to the comparative differential of bulk cobalt sales as well as current period increases in professional and contractual costs related to irradiation charges and DOE contract policies.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the nine-month period ended September 30, 2012 were $3,223,359, compared to $3,825,973 for the same period in 2011.  This represents a decrease in revenue attributable to this segment of $602,614, or approximately 16%.   We believe this decline is the result of medical facilities delaying the replacement of imaging sources due to budgetary constraints and a decline in the number of operating nuclear medicine clinics. However, in 2011, we received both ISO-9000 and ISO-13485 quality program certifications that will allow us to start selling nuclear medicine products into several foreign countries that require this additional quality certification for manufacturers.  We believe that as the global economy improves and with our added certifications, our sales in this segment will soon return to historical levels.

In December 2010, we formed a 50/50 joint venture, TI Services, LLC, with RadQual, LLC, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  We report our investment in TI Services, LLC on a consolidated basis in our Nuclear Medicine Standards business segment.  For the nine-month period ended September 30, 2012, TI Services, LLC reported a net loss of $50,188, of which 50%, or $25,094, was included in the nuclear medicine segment reporting.

Gross profit for the nine-month period ended September 30, 2012 was $949,729, as compared to $1,186,737 for the same period in 2011, a decrease of $237,008, or approximately 20%.  Operating expense for this segment for the nine-month period ended September 30, 2012 decreased to $493,999, from $611,096 for the same period in 2011.  This is a decrease of $117,097, or approximately 19%.  This decrease is primarily the result of cost control efforts taken by management to reduce administrative operating costs within TI Services, LLC. Net income for this segment decreased by $119,910 or approximately 21%, to $455,731 for the nine-month period ended September 30, 2012, from $575,641 for the same period in 2011. We intend to continue to work towards expanding sales in this segment through TI Services, LLC and believe that these efforts, along with our recent ISO certifications, will help to strengthen our value as a contract manufacturer of nuclear medicine products for RadQual, LLC and help to improve overall financial performance of this business segment by permitting expansion of international sales.

Radiological Services.  The radiological services segment reported revenues of $129,889 for the nine-month period ended September 30, 2012 and $189,773 for the same period in 2011.  This is a decrease of $59,884, or approximately 32%. Gross profit was $74,515 for this segment for the nine months ended September 30, 2012 and $135,446 for the same period in 2011.  This is a decrease in gross profit of $60,931, or approximately 45%. Operating costs were $37,149 and $18,473 for the nine months ended September 30, 2012 and 2011, respectively, .  Topaz gemstone processing revenues continue to remain modest compared to historical levels, however there are very few companies in the U.S. that possess the qualifications and licensing necessary to perform this type of gemstone related service, and management believes that demand will improve as economic conditions improve.  Although radiological consulting services and source disposal services dropped off for the nine months ended September 31, 2012, as compared to the same period in 2011, we believe that both these service areas will improve and the availability of new type B(U) casks, as described above, will allow us to expand our field services activity in 2013.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the nine months ended September 30, 2012 or for the same period in 2011.  We are developing our fluorine products in conjunction with the planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our FEP patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the nine months ended September 30, 2012, we incurred expenses of approximately $611,991 for planning, licensing, and other expense as compared to approximately $2,264,508 in 2011.  This is a decrease of approximately of $1,652,517, or approximately 73%, and is the result of reduced project spending due to the decrease in funds available for the project, as well as capitalizing certain research and development costs during the nine months ended September 30, 2012, rather than expensing them as we had done in prior periods. In October 2012, we were awarded a Part 40 combined construction and operating license by the NRC for our planned depleted uranium and de-conversion and fluorine extraction processing facility, and  as funding permits, we will  continue engineering design work and testing in our Idaho pilot facility of components and analytical processes required for this facility in New Mexico.

Transportation.  This segment was established to provide for transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. The transportation segment also is expected to also provide some of the transportation services for the planned uranium de-conversion facility. Revenues from transportation services for the nine months ended September 30, 2012 were $166,392, compared to $208,508 for the same period in 2011. This is a decrease of $42,116, or approximately 20%. Revenues in this business segment were directly affected by decreased “for-hire” services provided in the nine months ended September 30, 2012.  However, we use our transportation services in our cobalt products business segment to support the transport of cobalt products.  As revenues for our cobalt products and radiological services segments regain strength, through expansion of teletherapy source sales, type B(U) cask sales, field service work, and transportation of shipping containers, we anticipate that our transportation segment revenues will grow as well.

Gross profit was $93,671 for the nine months ended September 30, 2012, compared to $162,628 for the same period in 2011, and operating expense was $115,397 for the nine months ended September 30, 2012, compared to $146,878 for the same period in 2011. Net loss for this segment was $21,726 for the nine-month period ended September 30, 2012 and net income for the same period in 2011 was $15,750.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2012, we had cash and cash equivalents of $1,406,866.  For the nine months ended September 30, 2012, net cash used in operating activities was $2,169,164.  Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

Inventories at September 30, 2012 totaled $1,401,416, and inventories at December 31, 2011 totaled $1,465,293.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 80% of total work in process inventory cost for the nine months ended September 30, 2012, and approximately 73% of total inventory cost for the same period in 2011.

Increases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

For the nine months ended September 30, 2012, cash used in investing activities totaled $1,528,481. During this nine-month period, we incurred equipment expenditures of $579,000 and capitalized approximately $1,236,000 of costs incurred in the planning and licensing of the planned de-conversion facility. In April 2012, $203,177 was placed into a restricted certificate of deposit which supports our decommissioning funding plan, and a $35,000 interest payment was made pursuant to the terms of a note payable to our former chairman of the board.  We also received $64,332 in dividend payments from our 24.5% investment in RadQual, LLC for this same nine-month period.

Financing activities provided cash of $3,001,815, which included $60,274 in cash proceeds from the sale of our common stock, cash payments of $28,359 for principal amounts paid on notes payable and capital leases, and cash proceeds from the issuance of convertible debentures in July 2012 of $2,969,900, as described below.

Total decrease in cash for the nine-month period ended September 30, 2012 was $695,830, which included a $35,000 interest payment made pursuant to the terms of a note payable to our former chairman of the board, approximately $1,428,000 paid to the NRC for licensing activities performed with regard to our de-conversion project and $203,177 placed into a restricted certificate of deposit which supports our decommissioning funding plan. Previously, we maintained an irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank to provide the financial assurance required by the NRC for our operating license. However, in April 2012, that letter of credit was replaced by a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo bank in the amount of 50% of the face value of the surety bond.  In March 2012, the Company placed $203,177 into a certificate of deposit for this purpose.  At September 30, 2012, restricted cash consisted of the new certificate of deposit in the amount of $203,177. We expect that cash from operations, cash obtained through equity offerings, and our current cash balance will be sufficient to fund operations for the next twelve months.

At September 30, 2012, we had an unsecured note payable totaling $400,000, which is payable to the former Chairman of the Board.  The loan, as previously modified, carried a principal balance of $500,000, required annual interest payments on the principal balance at 7% per year, payable each April 1st, and was to mature on April 1, 2012. In April 2012, we renegotiated the terms of the note to extend the maturity date to November 1, 2012, and issued 204,167 shares of our common stock in lieu of interest to be paid in cash on the loan from April 1, 2012 to November 1, 2012, based on an annual interest rate of 14% and the closing price of our stock of $0.20 per share on March 23, 2012.   In July 2012, $100,000 of the principal amount due on this note was converted into a convertible debenture via a private placement offered by us, thus reducing the principal amount due on November 1, 2012 to $400,000. The loan was further modified in October 2012, and pursuant to the terms of the modification, we will make a $200,000 principal payment on October 29, 2012.  Starting on November 1, 2012, interest shall accrue on the remaining $200,000 principal balance at an annual rate of 5% and the remaining principal payments will be made in $100,000 installments on December 1, 2012 and January 1, 2013.  All accrued interest will be paid with the final principal payment on January 1, 2013.  All other provisions of the note agreement remain in full force and effect. We may seek additional debt financing for our projects and operations in the future.  There is no assurance that we will be able to secure additional debt financing on acceptable terms to us, or at all.

On July 27, 2012, we entered into a securities purchase agreement with certain institutional and private investors pursuant to which we sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of our common stock at an initial conversion price of $0.225 per share, subject to adjustment in certain conditions.  Under certain conditions, we may force the conversion of the debentures any time following the one year anniversary of the closing date.  In addition, from and after the second anniversary of the closing date, we have the right to redeem all or part of the debenture at any time prior to their maturity date. Notwithstanding the foregoing, we also have the right prior to the second anniversary of the issuance of the debentures to redeem all or part of the debenture if, but only if, we successfully consummate a financing of the proposed Hobbs, New Mexico de-conversion facility in the amount of at least $25 million.  Any redemption of the debentures by us requires the payment of a redemption fee as set forth in the debentures.

Each investor also received a common stock purchase warrant to purchase such number of shares of our common stock equal to twenty five percent (25%) of the number of shares of common stock that the note purchased by such investor may be convertible into on the closing date. The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.

At September 30, 2012, there were 38,059,303 outstanding warrants to purchase our common stock.  Included in these are 7,700,000 Class F Warrants issued in November 2008, with an exercise price of $0.30 per share and an expiration date of November 10, 2013; 7,714,451 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; 18,142,332 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015; and, 4,502,520 Class K Warrants issued in July 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017.

We are continuing to pursue the planning, licensing and construction of a depleted uranium de-conversion and fluorine extraction processing facility.  We incurred expense of approximately $611,992 during the first nine months of 2012 on planning, licensing, and other expense for this project, and will continue this work as funding becomes available to us.  During the first nine months of 2012, we continued work in support of the licensing process with the NRC. The NRC published the final Safety Evaluation Report in May 2012 and we were awarded our Part 40 combined construction and operating license in October 2012.  We also received the air permit from the New Mexico Environment Department in April 2012, and we continue to work towards completing additional sales agreements for the sale of products from the proposed facility. It will require significant capital and time to design, license, and construct such a uranium de-conversion facility. Nonetheless, we believe that the commercial opportunity will justify this investment and we have continued to take actions in 2012, as funding permits, in support of this project.

We have a long term investment of $1,404,348, which represents a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no immediate action pending or planned to acquire the remainder of those shares.  Future plans to complete this acquisition will depend upon our ability to obtain additional capital and RadQual, LLC members being willing to sell.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to us or at all.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

Exhibit

No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Class K Warrant (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

4.2

Form of 8% Convertible Note (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

4.3

Registration Rights Agreement, dated July 27, 2012, among the Company and the purchasers identified therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.1

Modification #3 to the Unsecured Note Agreement, dated October 18, 2012, between William Nicholson and the Company.*

10.2

Securities Purchase Agreement, dated July 27, 2012, among the Company, the purchasers identified therein and Euro Pacific Capital, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.**

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012	International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

EXHIBIT INDEX

Exhibit

No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Class K Warrant (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

4.2

Form of 8% Convertible Note (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

4.3

Registration Rights Agreement, dated July 27, 2012, among the Company and the purchasers identified therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.1

Modification #3 to the Unsecured Note Agreement, dated October 18, 2012, between William Nicholson and the Company.*

10.2

Securities Purchase Agreement, dated July 27, 2012, among the Company, the purchasers identified therein and Euro Pacific Capital, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.**

________________

*   Filed herewith.

** Furnished herewith.