Form 10-Q
period 2013-03-31
INTERNATIONAL ISOTOPES INC
filed 2013-05-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, the number of shares of Common Stock, $.01 par value, outstanding was 362,348,191.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2013

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$1,061,292	$546,143
Accounts receivable	968,944	861,790
Inventories	1,330,291	1,284,561
Prepaids and other current assets	558,053	751,417
Total current assets	3,918,580	3,443,911

Long-term assets
Restricted certificate of deposit	203,531	203,177
Property, plant and equipment, net	2,378,089	2,323,262
Capitalized lease disposal costs, net	99,424	102,499
Investments	1,378,380	1,393,866
Patents and other intangibles, net	4,546,662	4,575,190
Total long-term assets	8,606,086	8,597,994
Total assets	$12,524,666	$12,041,905

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,240,344	$1,328,631
Accrued liabilities	612,053	465,020
Current installments of notes payable	-	100,000
Total current liabilities	1,852,397	1,893,651

Long-term liabilities
Convertible debt	3,719,195	2,711,235
Obligation for lease disposal costs	533,702	523,238
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,102,897	4,084,473
Total liabilities	6,955,294	5,978,124

Stockholders’ equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 360,537,297 and 360,259,221 shares issued and outstanding respectively	3,605,379	3,602,597
Additional paid in capital	116,787,169	116,604,260
Accumulated deficit	(114,904,194)	(114,235,302)
Equity attributable to International Isotopes Inc. stockholders	5,488,354	5,971,555
Equity attributable to noncontrolling interest	81,018	92,226
Total equity	5,569,372	6,063,781
Total liabilities and stockholders’ equity	$12,524,666	$12,041,905

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Operations

	Three months ended March 31,
	2013	2012

Sale of product	$1,672,789	$1,949,343
Cost of product	1,093,269	1,278,603
Gross profit	579,520	670,740

Operating costs and expenses:
Salaries and contract labor	452,460	458,381
General, administrative and consulting	481,522	532,772
Research and development	232,819	285,782
Total operating expenses	1,166,801	1,276,935

Net operating loss	(587,281)	(606,195)

Other income (expense):
Other income	4,165	-
Equity in net income of affiliate	2,746	26,776
Interest income	388	352
Interest expense	(100,118)	(12,847)
Total other income (expense)	(92,819)	14,281
Net loss	(680,100)	(591,914)
Loss attributable to non-controlling interest	11,208	1,667

Net loss attributable to International Isotopes Inc.	$(668,892)	$(590,247)

Net loss per common share – basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	360,420,968	359,477,920

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Cash Flows

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(680,100)	$(591,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income in equity method investment	(2,746)	(26,776)
Depreciation and amortization	110,827	114,353
Loss on disposal of property, plant and equipment	3,607	-
Accretion of obligation for lease disposal costs	10,464	9,667
Accretion of beneficial conversion feature and debt discount	23,677	-
Equity based compensation	107,063	104,468
Changes in operating assets and liabilities:
Accounts receivable	(107,154)	(107,247)
Prepaids and other assets	193,364	(239,815)
Inventories	(45,730)	83,710
Accounts payable and accrued liabilities	58,746	18,708
Net cash used in operating activities	(327,982)	(634,846)

Cash flows from investing activities:
Restricted certificate of deposit	(354)	(203,278)
Dividends received from equity method investment	18,232	46,634
Purchase of property, plant and equipment	(137,657)	(691,707)
Net cash used in investing activities	(119,779)	(848,351)

Cash flows from financing activities:
Proceeds from sale of stock	2,910	53,806
Proceeds from issuance of debt	1,060,000	-
Principal payments on notes payable and capital leases	(100,000)	(15,388)
Net cash provided by financing activities	962,910	38,418

Net increase (decrease) in cash and cash equivalents	515,149	(1,444,779)
Cash and cash equivalents at beginning of period	546,143	2,102,696
Cash and cash equivalents at end of period	$1,061,292	$657,917

Supplemental disclosure of cash flow activities:
Cash paid for interest	$29,030	$59,692

Supplemental disclosure of noncash financing and investing transactions:

Increase in equity for the beneficial conversion feature associated with the convertible debentures	$75,715	$-

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2013

(1)

The Company and Basis of Presentation

International Isotopes Inc. (the “Company”) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho, Inc., a Texas corporation, International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc., both of which are Idaho corporations.  The unaudited condensed consolidated financial statements also include the accounts of the Company’s 50% owned joint venture, TI Services, LLC, which is located in Ohio.  The Company’s headquarters and all operations, with the exception of TI Services, LLC, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 50% owned joint venture, TI Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the three-month period ended March 31, 2013, the Company reported a net loss of $668,892, net of non-controlling interest loss, and net cash used in operating activities of $327,982. During the same period in 2012, the Company reported a net loss of $590,247, net of non-controlling interest loss, and net cash used in operating activities of $634,846. The Company has made significant investments in, and intends to continue to invest in, the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility. Development work on this project will continue as funds become available. The Company expects that these de-conversion project expenses will exceed current revenue from sales for the remainder of 2013 and for 2014 as well. As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until sometime in 2015. Current expenditures on that project include design, permitting and related subcontractor project efforts.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2013 and beyond; however, there is no assurance that these cash flows will occur.  In addition, the Company will require additional capital to support ongoing efforts for the planned uranium de-conversion and fluorine extraction facility.  There can be no assurance that the Company will be able to secure additional capital or financing on terms acceptable to the Company or at all.

The Company’s uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP).  Since that time, the Company has made significant investments to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S.  The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S.   These facilities are expected to produce large amounts of depleted uranium hexafluoride (UF6) that would require de-conversion prior to disposal. In the process of de-conversion, the Company plans to use the FEP and other processes to produce a range of fluoride products, which it intends to sell. Additional planning and design activities for this new facility will continue throughout the remainder of 2013.

In April 2010, the Company entered into an agreement with URENCO U.S.A. (UUSA), a wholly-owned subsidiary of URENCO, to provide depleted uranium de-conversion services for its enrichment facility located in Eunice, New Mexico. These services will begin once commercial operations of the Company’s planned de-conversion facility, to be built in Lea County, near Hobbs, New Mexico, are underway. The term of the agreement extends through the first five years of the Company’s operation of the planned uranium de-conversion facility, provided that operations commence no later than January 1, 2014, and commits URENCO to provide what amounts to be about 50% of the planned facility de-conversion processing capacity. It will require significant additional capital and time to design and construct such a uranium de-conversion facility before the Company can recognize revenue under this agreement.

In July 2011, the Company selected Parsons Corporation as the lead design-build contractor for the planned uranium de-conversion facility.  The Company plans to execute a design and build contract with Parsons Corporation if and when it secures additional capital to further support the project.

In August 2011, the Company completed the acquisition of property for the planned uranium de-conversion facility with Lea County, New Mexico.  The property is a 640 acre parcel that was offered to the Company as part of an incentives package prepared by the Economic Development Corporation of Lea County.  Pursuant to a project participation agreement and an industrial revenue bond transaction, the property was transferred to the Company in accordance with the Local Economic Development Act of Lea County, New Mexico. Under the project participation agreement, the Company is required to commence construction on the facility no later than December 2014 and to substantially complete Phase 1 of the facility and have hired at least 75 persons by December 2015.  If the Company fails to perform either of these obligations, and at the time of such failure has not secured financing for Phase 1 of the facility and expended at least $200,000 in costs of improvement of the property, then the Company must either re-convey the property to Lea County, New Mexico or purchase the property from Lea County in accordance with the project participation agreement.  In accordance with ASC 360-10-Property, Plant and Equipment, the land was recorded at a zero basis representing the costs incurred by the Company for the acquisition. Should the Company not meet its obligations under the project participation agreement, and therefore decide to purchase the land, the Company would adjust the carrying value of the land to include acquisition costs paid to Lea County to keep the land.

In April 2012, the Company received the air permit from the New Mexico Environment Department for the proposed depleted uranium de-conversion facility. Although other state permits are required prior to the commencement of operations, the air permit will allow the Company to start construction on its planned project.

In October 2012, the NRC issued a Part 40 combined construction and operating license for the Company’s planned depleted uranium de-conversion and fluorine extraction processing facility.  The Company originally submitted its license application to the NRC in December 2009, and the NRC had been reviewing the application since that time.  The planned facility is a first-of-its-kind depleted uranium de-conversion facility and the first source material facility to implement fully-integrated safety analysis consistent with requirements of Part 70, Subpart H of NRC regulations.  The facility is the first source material facility to be licensed by the NRC for a forty-year license term.

In April 2013, the Company and Advanced Process Technology Systems, LLC (APTS) announced that they have submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the Paducah Gaseous Diffusion Plant (PGDP) facilities and utilization of DOE’s depleted uranium hexafluoride. The proposal was provided in response to the DOE’s February 7, 2013 issuance of a request for an EOI from industry for the PGDP facilities and uranium hexafluoride inventories.  The Company and APTS have executed an agreement to expand their relationship to form a new joint venture to carry out this opportunity.  In the response to the EOI, the Company and APTS have proposed to have the joint venture operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.  The joint venture would plan to retain 600 to 700 employees for the operation of the PGDP and supporting facilities and believes that it would be able to operate the facility for a minimum of 5 years and perhaps several more years depending upon a number of economic and market conditions. There is no indication that the DOE will accept or respond favorably to this proposal.  The proposal is currently being reviewed and the DOE has no obligation to accept the Company’s, or any other, EOI proposal.  There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining adequate financing to support the proposal.  An additional benefit to the Company from this proposal is that the secondary depleted uranium tails that would result from the operation of the PGDP would be sent to the planned Hobbs de-conversion facility.  The anticipated volume of secondary tails from the PGDP would utilize 100% of the planned facility capacity for between eight and fifteen years.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three months ended March 31, 2013, the Company had 18,450,000 stock options outstanding, 38,059,303 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended March 31, 2012, the Company had 15,700,000 stock options outstanding, 33,556,783 warrants outstanding, 178,525 restricted stock awards outstanding, 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investments

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,378,380 and is reported as an asset at March 31, 2013.  For the three months ended March 31, 2013, member distributions from RadQual totaled $18,232 and were recorded as a reduction of the investment, and for the same period in 2012, member distributions totaled $46,634. During the three months ended March 31, 2013 and 2012, earnings allocated to the Company from RadQual totaled $2,746 and $26,776, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At March 31, 2013 and 2012, the Company had receivables from RadQual in the amount of $508,513 and $557,864, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended March 31, 2013 and 2012, the Company had revenues from RadQual in the amount of $850,768 and $793,646, respectively, which are recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$247,667	$247,914
Work in progress	1,024,479	993,343
Finished goods	58,145	43,304
	$1,330,291	$1,284,561

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation with some cobalt near completion and some cobalt requiring several more years to complete.  At March 31, 2013 and December 31, 2012, the cobalt had a carrying value of $827,745 and $830,137, respectively, which is based on accumulated costs allocated to cobalt targets based on the length of time the cobalt remains in the reactor.

(6)

Stockholders’ Equity, Options and Warrants

Convertible Debentures

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment in certain conditions.  Under certain conditions, the Company may force the conversion of the debentures any time following the one year anniversary of the closing date.  In addition, after the second anniversary of the closing date, the Company will have the right to redeem all or part of the debentures at any time prior to the maturity date. The Company also has the right prior to the second anniversary of the closing date to redeem all or part of the debentures if the Company successfully consummates a financing of the proposed Hobbs, New Mexico de-conversion facility in the amount of at least $25 million.  Any redemption of the debentures by the Company requires the payment of a redemption fee as set forth in the debentures.

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

In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures accrue interest at a rate of 10% per annum, compounded annually.  The conversion price in effect for these debentures, on any conversion date, is equal to the lesser of $0.14 or the average closing price of the Company’s common stock for the 120 consecutive trading days up to, but not including the maturity date. If at any time prior to the maturity date, the volume weighted average price of the Company’s common stock exceeds $0.50 per share over any consecutive thirty trading days then the Company is required to convert the debentures. At the maturity date all of the outstanding principal of the debentures as well as the accrued interest will be converted into share of common stock. The fair market value of the Company’s common stock was $0.15 per share on the date of the agreement.  Consequently, the difference between the anticipated conversion price of $0.14 and the closing price of $.015, multiplied by the number of issuable common shares upon conversion, was recorded as a beneficial conversion feature with an increase to equity and a debt discount in the amount of $75,715.  This amount will be accreted to interest expense through February 2015.

Employee Stock Purchase Plan

During the three months ended March 31, 2013 and 2012, the Company issued 21,394 and 44,747 shares of common stock, respectively, to employees for proceeds of $2,910 and $3,803, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

In January 2013, the Company issued 750,000 nonqualified stock options to certain consultants under the 2006 Equity Incentive Plan.  The options have an exercise price of $0.15 per share and vest 25% on the first anniversary of the grant date with 25% vesting after each additional one-year period of continuous service.  The options expire 10 years from the date of grant.  The options had a fair value of $100,923 or $0.135 per share as estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions: risk free interest rate of 1.87%, expected dividend yield rate of 0%, expected volatility of 84.62%, and an expected life of 10 years.

Option awards outstanding as of March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	17,700,000	$0.25
Granted	750,000	0.15
Exercised
Forfeited
Outstanding at March 31, 2013	18,450,000	0.23	3.8	$587,500
Exercisable at March 31, 2013	13,585,000	$0.23	4.3	$580,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.16 per share on March 28, 2013, the last trading day of the quarter. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the days exercised with a weighted-average price of $0.16 per share.

As of March 31, 2013, there was approximately $252,425 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2 years.

Pursuant to a board resolution in January 2013, the Company re-priced 600,000 options which had an original exercise price of $0.32 per share and expire in May 2019.  The stock options were adjusted to an exercise price of $0.15 per share with the expiration date remaining May 2019.  An additional $11,145 of equity compensation will be recognized in future periods.  The option re-pricing had a fair value of $11,145 as estimated on the date of re-pricing using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.26%, expected dividend yield rate of 0%, expected volatility of 84.20%, and an expected life of 6.29 years.

Restricted Stock Grants

Restricted stock awards outstanding at March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2012	151,720
Granted	-
Vested	(151,720)
Forfeited	-
Non-vested at March 31, 2013	-

Total stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $107,063 and $104,468, respectively.

Pursuant to an employment agreement, the Company issued 175,000 in fully vested shares of Company stock in February 2013 under the 2006 Equity Incentive Plan to a member of Company management.  The number of shares issued was calculated using the average closing price of common stock for the 20 trading days prior to the issue date.  70,088 shares were retained in a cashless exercise by the Company to satisfy the employee’s payroll tax liabilities.  The net shares issued on February 28, 2013 totaled 104,912 shares.

Warrants

Warrants outstanding at March 31, 2013, and changes during the three months March 31, 2013, were as follows:

Warrants
Outstanding at December 31, 2012	38,059,303
Issued	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2013	38,059,303

(7)

Notes Payable

Notes Payable

In March 2012, the Company renegotiated the terms of a $500,000 unsecured note payable to its former Chairman of the Board.  The original loan required annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note was to mature on April 1, 2012.  Pursuant to an amendment to the loan, the maturity date was extended from April 1, 2012 to November 1, 2012.  In November 2012, the note was further modified to state that the remaining $100,000 installments would be made on January 1, 2013 and February 1, 2013.  Subsequently, in January 2013, the Company renegotiated the remaining $100,000 of the note.  Per the modified agreement the remaining $100,000 principal continued to accrue interest at a rate of 5% until March 2013. All principal and accrued interest was paid in full in March 2013.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations.  In December 2011, the Company was required to change its contracting arrangement with the laboratory and entered into an Isotope and Technical Services Order Form with the DOE, pursuant to which the DOE will provide certain cobalt target fabrication and irradiation services using the ATR at the Idaho National Laboratory (INL) which is operated by Battelle Energy Alliance, LLC (BEA). This change in contract approach by the DOE resulted in a significant increase in costs to the Company in 2012 and impacted communication and coordination on production issues to the point of reducing sales during 2012.  Furthermore, in June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  Following the investigation into the leaking cobalt target, the Company has been working with BEA to resume cobalt target handling, assess the continued irradiation of in process cobalt targets, and evaluate the design of a new cobalt production target.  The Company anticipates resuming cobalt target shipments in the third quarter of 2013 and resumption of irradiation by year end. However, it is not certain that the INL contractor will permit continued irradiation of the in-process cobalt targets currently stored at the reactor site.  The Company is working through technical issues with the INL contractor, and, if not resolved, the Company will not be able to resume irradiation of these targets and would be forced to write down the value of the Work in Process assigned to this material and sell or salvage these targets.  Because cobalt takes approximately three years to produce, not being able to continue irradiation of these targets would cause about a three year gap in new cobalt production. To mitigate the impact of these delays and interruptions to the Company’s cobalt production activities the Company is investigating alternative sources of cobalt supply, evaluating possible sales of lower activity cobalt already in process, and identifying additional reactors for cobalt irradiation.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the product. The majority of the radiochemical products sold by the Company are provided through a supply agreement with a single entity. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within its facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. Should this occur, the current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year.  Previously, the Company maintained an irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank to provide the financial assurance required by the NRC for the operating license. However, in April 2012, that letter of credit was replaced by a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo Bank in the amount of 50% of the face value of the surety bond.  In April 2012, the Company placed $203,177 into a certificate of deposit for this purpose.  At March 31, 2013, restricted cash consisted of the new certificate of deposit in the amount of $203,531.

(9) Subsequent Events

In April 2013, in accordance with the Company’s employee stock purchase plan, the Company issued 17,840 shares of common stock to employees for proceeds of $2,426.

In April 2013, two million nonqualified stock options were exercised.  The Company received proceeds of $30,000.

(10)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2013	2012
Radiochemical Products	$440,020	$381,916
Cobalt Products	191,266	349,332
Nuclear Medicine Standards	908,266	1,128,005
Radiological Services	86,537	25,290
Fluorine Products	-	-
Transportation	46,700	64,800
Total Segments	1,672,789	1,949,343
Corporate revenue	-	-
Total Consolidated	$1,672,789	$1,949,343

	Three months ended March 31,
Depreciation and Amortization	2013	2012
Radiochemical Products	$9,293	$9,293
Cobalt Products	23,178	23,080
Nuclear Medicine Standards	5,273	4,135
Radiological Services	2,618	2,600
Fluorine Products	62,630	67,458
Transportation	3,314	3,395
Total Segments	106,306	109,961
Corporate depreciation and amortization	4,521	4,392
Total Consolidated	$110,827	$114,353

	Three months ended March 31,
Segment Income (Loss)	2013	2012
Radiochemical Products	$62,899	$(3,975)
Cobalt Products	(18,675)	105,334
Nuclear Medicine Standards	165,101	163,901
Radiological Services	27,897	(274)
Fluorine Products	(278,476)	(251,119)
Transportation	4,434	(1,763)
Total Segments	(36,821)	12,104
Corporate loss	(632,071)	(602,351)
Net Loss	$(668,892)	$(590,247)

	Three months ended March 31,
Expenditures for Segment Assets	2013	2012
Radiochemical Products	$-	$2,793
Cobalt Products	-	8,561
Nuclear Medicine Standards	-	-
Radiological Services	16,162	-
Fluorine Products	121,495	676,116
Transportation	-	-
Total Segments	137,657	687,470
Corporate purchases	-	4,237
Total Consolidated	$137,657	$691,707

	March 31,	December 31,
Segment Assets	2013	2012
Radiochemical Products	$251,085	$229,516
Cobalt Products	1,480,506	1,510,183
Nuclear Medicine Standards	545,721	451,252
Radiological Services	295,316	267,414
Fluorine Products	6,298,101	6,239,235
Transportation	23,924	29,734
Total Segments	8,894,653	8,727,334
Corporate assets	3,630,013	3,314,571
Total Consolidated	$12,524,666	$12,041,905

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements.  In particular, statements regarding growth in our business segments; progress on our depleted uranium de-conversion and fluorine extraction processing facility; potential future sales of fluoride products; the potential market for de-conversion services; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; expectations with respect to obtaining cobalt in the future; and the consequences of the loss of any of our major customers or suppliers are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 28, 2013.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries manufactures a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We hold several patents for a fluorine extraction process that we are planning to use in conjunction with a new planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. Our business consists of the following six major business segments:

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

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (FEP).  Since that time, a pilot facility had been used to develop production processes for various high purity products and to test methods of scaling up the size of production operations in support of the planned de-conversion facility in New Mexico.  In 2012, we completed our testing of individual components and analytical processes and in 2013 have shut down the pilot plant facility.

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services, including processing gemstones which have undergone irradiation for color enhancement, radiological engineering consultant services, field service activities, contract shipping services for large quantities of radioactive materials, research and development activities, and Type A package certification testing.

Transportation. Our Transportation segment was established in 2006 to provide transportation of our own products and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.

Beginning in 2004, we began a major undertaking to construct the first commercial uranium de-conversion facility in the U.S.  Since that time we have made significant progress on the project including obtaining a Part 40 combined construction and operating license in October 2012. While the commercial uranium de-conversion business represents a significant opportunity for us, that opportunity does not change our commitment to our current core business segments.  Over the course of the past several years, we have continued to invest in these segments and worked to reduce production costs and expand sales in each of them.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues for the three months ended March 31, 2013 were $1,672,789, as compared to $1,949,343 for the same period in 2012, an overall decrease of $276,554, or approximately 14%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three months ended March 31,	For the three months ended March 31,
Sale of Product	2013	2012	$ change	% change
Radiochemical Products	$440,020	$381,916	$58,104	15.21%
Cobalt Products	191,266	349,332	(158,066)	-45.25%
Nuclear Medicine Standards	908,266	1,128,005	(219,739)	-19.48%
Radiological Services	86,537	25,290	61,248	242.18%
Fluorine Products	-	-	-	-
Transportation	46,700	64,800	(18,100)	-27.93%
Total Segments	1,672,789	1,949,343	(276,554)	-14.19%
Corporate revenue	-	-	-	-
Total Consolidated	$1,672,789	$1,949,343	$(276,554)	-14.19%

Gross profit for the three months ended March 31, 2013 was $579,520, compared to $670,740 for the same period in 2012.  This represents a decrease of $91,220, or approximately 13%, and is the result of a decrease in sales in three of our six business segments.  Cost of sales decreased to $1,093,269 for the three months ended March 31, 2013 from $1,278,603 for the same period in 2012. The decrease of $185,334 is tied directly to the decrease in sales for the same period comparison.

The following table presents gross profit data for each of our business segments for the three months ended March 31, 2013 and 2012.

	For the three month ended March 31,	% of Total Sales	For the three month ended March 31,	% of Total Sales
	2013	2013	2012	2012
Total Sales	$1,672,789		$1,949,343
Cost of Sales
Radiochemical Products	$337,073	20%	$343,724	18%
Cobalt Products	113,114	7%	107,980	6%
Nuclear Medicine Standards	592,466	35%	778,032	40%
Radiological Services	41,171	2%	19,780	1%
Flourine Products	-	-	-	-
Transportation	9,445	1%	29,087	1%
Total Segments	$1,093,269	65%	$1,278,603	66%

Gross Profit	$579,520		$670,740
Gross Profit %	35%		34%

Operating expenses decreased to $1,166,801 for the three months ended March 31, 2013, from $1,276,935 for the same period in 2012.  This decrease of $110,134, or approximately 9%, is the result of overall operating cost reduction.  Research and development expense incurred, with regard to the planning and construction of the proposed de-conversion facility we plan to build in New Mexico, decreased by approximately 19%, to $232,819 for the three-month period ending March 31, 2013, from $285,782, for the same period in 2012.  The majority of research and development expense reported in this period-to-period comparison was incurred for planning and licensing activities with regard to the planned de-conversion facility.  For the three-month period ending March 31, 2013, funding specifically for additional planning and construction on this project was limited; consequently, we limited expenditures on the project. Salaries and contract labor expense remained relatively unchanged, in the period-to-period comparison, and general, administrative, and consulting expense decreased by approximately 10%, as the result of general economizing.

The following table shows a comparison of total operating expenses for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,	For the three months ended March 31,
	2013	2012	% change
Operating Costs and Expenses:
Salaries and Contract Labor	$452,460	$458,381	-1%
General, Administrative and Consulting	481,522	532,772	-10%
Research and Development	232,819	285,782	-19%
Total operating expenses	$1,166,801	$1,276,935	-9%

Our net loss for the three months ended March 31, 2013 was $668,892, compared to $590,247 for the same period in 2012.  This is an increase in loss of $78,645, or approximately 13%, and is the result of decreased sales for the three- month period comparison as well as an increase in interest expense, which is discussed below.

Interest expense for the three months ended March 31, 2013 was $100,118, compared to $12,847 for the same period in 2012. The increase of $87,271 is attributable to interest accrued on convertible debentures which were issued in July 2012 when the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017, and are unsecured.  Interest expense, in the amount of $27,000, is accrued monthly.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three months ended March 31, 2013 were $440,020, compared to $381,916 for the same period in 2012.  This represents an increase in revenue of $58,104, or approximately 15%.  Sales of radiochemical product decreased throughout 2011 and 2012, as the result of customers shifting away from the use of radiochemical grade product and towards the use of pharmaceutical grade product.  That negative trend had stabilized near the end of 2012 and it appears that this segment is resuming its historical percentage growth rate.  Gross profit of radiochemical products for the three months ended March 31, 2013 was $102,946, compared to $38,192 for the same period in 2012.  Gross profit percentages were approximately 23% and 10% for the three months ended March 31, 2013 and 2012, respectively.  This increase in gross profit is attributable to increased sales, process efficiencies, and adjustments to our pricing structure. Operating expense for this segment for the three-month period decreased slightly and was $40,047, for the three months ended March 31, 2013, compared to $42,162 for the same period in 2012. This is a decrease of $2,120, or approximately 5%.  This segment reported net income of $62,899 for the three months ended March 31 2013, as compared to a net loss of $3,975 for the same period in 2012 as a result of increased sales and reduced costs discussed above.

Cobalt Products.  Revenues from the sale of cobalt products for the three months ended March 31, 2013 were $191,266, compared to $349,332 for the same period in 2012. This represents a decrease in revenue of $158,066, or approximately 45%. The majority of this significant decrease is the result of decreased sales of sealed source products.  Our sealed source sales depend on our ability to obtain cobalt target material from the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) and we have not been able to obtain high specific activity material from the reactor to meet customer orders. We are working with the DOE and the subcontractor to resolve technical issues that would allow us to resume cobalt product production by 2014.  The following table presents sales of each of our cobalt product lines for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,	For the three months ended March 31,
Cobalt Products	2013	2012	% change	$ change
Cobalt Recycle	$18,660	$43,000	-57%	$-24,340
Sealed Source Manufacturing	172,606	306,332	-44%	-133,726
	$191,266	$349,332	-45%	$-158,066

Gross profit for the three months ended March 31, 2013 was $78,152, compared to $242,352 for the same period in 2012.  Operating expense in this segment decreased by $39,192, or approximately 28%, for the three months ended March 31, 2013, as compared to the same period in 2012 which was the result of decreased project management and contract fees directly related to the reduction in cobalt production.  Our net loss for cobalt products was $18,675 for the three months ended March 31, 2013, as compared to net income of $105,334 for the same period in 2012.  The decrease in net income of $124,009, or approximately 114%, is attributable to the restricted availability of cobalt material, from the DOE’s prime operating contractor, for use in the production of sealed source products.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three months ended March 31, 2013 were $908,266, compared to $1,128,005 for the same period in 2012.  This represents a decrease in revenue attributable to this segment of $219,739, or approximately 19%.  This period-to-period comparison includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. The following table presents sales for the nuclear medicine standards segment for the three month periods ending March 31, 2013 and 2012:

	For the three month ended March 31,	For the three month ended March 31,
Nuclear Medicine Standards	2013	2012	% change
Sales
Flood Source Sales	$365,159	$390,027	-6%
Miscellaneous Source Sales	115,951	85,242	36%
TI Services LLC	427,157	652,736	-35%
	$908,266	$1,128,005	-19%

TI Services, LLC sales for the three months ended March 31, 2013, were $427,157 as compared to $652,736, for the same period in 2012, a decrease of $225,579, or approximately 35%.  This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging which is the result of clinics shifting towards maintaining electronic records. We are working closely with RadQual, LLC, our partner in the TI Services, LLC joint-venture, to develop new products to market through TI Services, LLC.  Sales of other products in this segment decreased to $365,159 for the three months ended March 31, 2013, from $390,027, for the same period in 2012.  This is a decrease of $24,868, or approximately 6%. We believe this decline is the result of medical facilities delaying the replacement of imaging sources due to budgetary constraints and a decline in operating nuclear medicine clinics.  Sales of miscellaneous sources increased to $115,951 for the three-month period ending March 31, 2012, from $85,242 for the same period in 2012.  This increase in miscellaneous source sales is likely the result of clinics needing to replace calibrating sources which they had previously delayed. We believe that as the global economy improves our flood source and miscellaneous source sales in this segment will potentially return to historical growth levels.

Gross profit for our nuclear medicine business segment for the three months ended March 31, 2013 was $315,800, as compared to $349,973 for the same period in 2012, a decrease of $34,173, or approximately 9%. Operating expense for this segment for the three months ended March 31, 2013 decreased to $150,699, from $183,073 for the same period in 2012. This decrease of $32,374 is attributable to decreased operating expense reported by our investment in TI Services, LLC, with operating expense reported by the remaining nuclear medicine areas increasing slightly. Net income for this segment slightly increased by $1,200, or less than 1%, to $165,101 for the three months ended March 31, 2013, compared to $163,901 for the same period in 2012. We will continue our efforts to expand this line of business through our joint venture, TI Services, LLC, and with the added certifications for foreign sales we have obtained, we anticipate stronger sales and profitability in this segment.

Radiological Services.  Revenues from radiological services for the three months ended March 31, 2013 were $86,537, compared to $25,290 for the same period in 2012, an increase of $61,247, or approximately 242%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. Sales generated from gemstone processing increased by $45,194, to $68,290 for the three months ended March 31, 2013, up from $23,096 for the same period in 2012.  Other radiological services revenue increased to $18,248 for the three months ended March 31, 2013 as compared to $2,194 for the same period in 2012.   Gross profit for this segment for the three months ended March 31, 2013 was $45,367, compared to $5,510 for the same period in 2012. Operating expense for the three months ended March 31, 2013 was $21,035, as compared to $5,783 for the same period in 2012.  Net income for the three months ended March 31, 2013 was $27,897, as compared to a net loss of $274 for the same period in 2012.

Historically, most of our radiological services have been performed in support of gemstone processing for Quali-Tech, Inc.  The increase in sales reported from gemstone processing for the three-month period ended March 31, 2013, is likely due to more optimistic global market conditions which in turn have affected our revenue from gemstone processing. Also, in 2012, we obtained an amendment to our NRC license that will allow the performance of certain field service activities.  These activities include efforts to support recovery of disused sources under the DOE’s Orphan Source Recovery Program (OSRP) and installation or removal of certain cobalt therapy units.  Based upon our current contract commitments for this type of work, we expect that field services will become the primary source of revenue in this segment for the remainder of 2013.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three months ended March 31, 2013 or for the same period in 2012.  We have developed our fluorine products segment in conjunction with planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the three months ended March 31, 2013, we recorded approximately $166,000 of planning, licensing, and other expense as compared to approximately $250,000 in 2012.  This is a decrease of approximately $84,000, or approximately 37%, and is the result of reduced project spending due to the decrease in available funding. However, we received our Part 40 construction and operating license from the NRC in October 2012 and to the extent that funding becomes available, we will continue to advance the permit processes, and the planning and construction of the de-conversion facility. Having completed our FEP testing program during 2012, we have shut down the FEP pilot scale facility in Idaho Falls and do not anticipate any revenue from the sale of fluoride products in 2013.

Transportation.  This segment was established to provide for transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials.  This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. The transportation services segment will also provide some of the transportation services for the planned uranium de-conversion facility. Revenues from transportation services for the three months ended March 31, 2013 were $46,700, compared to $64,800 for the same period in 2012. This is a decrease of $18,100, or approximately 28%. Revenues in this business segment were directly affected by decreased revenues in our cobalt products business segment since we primarily use our transportation services to support the transport of cobalt products.  As revenues for our cobalt products and radiological services segments regain strength, we anticipate that our transportation segment revenues will grow as well. Gross profit was $37,255 for the three months ended March 31, 2013, compared to $35,712 for the same period in 2012, and operating expense was $33,091 for the three months ended March 31, 2013, compared to $37,476 for the same period in 2012. Net income for this segment was $4,434, and net loss was $1,763 for the three months ended March 31, 2013, and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2013, we had cash and cash equivalents of $1,061,292.  For the three months ended March 31, 2013, net cash used in operating activities was $327,982.  Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

Inventories at March 31, 2013 totaled $1,330,291, and inventories at December 31, 2012 totaled $1,284,561.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 81% of total work in process inventory cost for the three months ended March 31, 2013, and approximately 80% of total inventory cost for the same period in 2012.

Increases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

For the three months ended March 31, 2013, cash used in investing activities totaled $119,779. During this three-month period, we purchased approximately $16,000 of new equipment for use in our current business segments and capitalized approximately $121,500 of costs incurred in the planning and licensing of the planned de-conversion facility.

Financing activities provided cash of $962,910 during the three months ended March 31, 2013, as the result of cash proceeds received by us upon the exercise of stock options and proceeds from stock purchased through our Employee Stock Purchase Plan.  We also received cash proceeds from the issuance of convertible debt in February 2013 in the amount of $1,060,000. Principal payments made on outstanding debt totaled $100,000.

Total increase in cash for the period ended March 31, 2013, compared to December 31, 2012, was $515,149 and was primarily attributable to the issuance of convertible debentures in February 2012 discussed below.

On December 31, 2012, we had a principal balance of $100,000 payable on an unsecured note payable to our former Chairman of the Board.  The original unsecured note payable of $500,000 was re-negotiated in March of 2012.The original loan required annual interest payments on the principal balance at 7% per year, payable each April 1st, and the note was to mature on April 1, 2012.  Pursuant to an amendment to the loan, the maturity date was extended from April 1, 2012 to November 1, 2012. In November 2012, the note was further modified to state that the remaining $100,000 installments would be made on January 1, 2013 and February 1, 2013.  Subsequently, in January 2013, the note was again modified making the final $100,000 payment plus accrued interest due in March 2013. All remaining principal and accrued interest was paid in full in March 2013.

In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrue interest at a rate of 10% per annum, compounded annually. The conversion price in effect for these debentures, on any conversion date, is equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date.  If at any time prior to the maturity date, the volume weighted average price of our common stock exceeds $0.50 per share over any consecutive thirty trading days then the Company is required to convert the debentures.  At the maturity date all of the outstanding principal of the debentures as well as the accrued interest will be converted into shares of common stock.  The fair market value of the Company’s common stock was $0.15 per share on the date of the agreement. Consequently, the difference between the anticipated conversion price of $0.14 and the closing price of $0.15, multiplied by the number of issuable common shares upon conversion, was recorded as a beneficial conversion feature with an increase to equity and a debt discount in the amount of $75,715. This amount will be accreted to interest expense through February 2015.

We expect that cash from operations and our current cash balance will be sufficient to fund operations for the next twelve months.

We are continuing to pursue the planning and construction of a depleted uranium de-conversion and fluorine extraction processing facility in New Mexico.  We spent approximately $289,000 during the first three months of 2013, which includes planning and other expenses, as well as cash spent on capitalized assets for the project. These expenditures included further work on the New Mexico groundwater permitting process, pursuing financing arrangements on the planned facility, and pursuing additional long term sales agreements with customers for various fluoride products that will be produced by the planned facility.  We will continue additional work on the planned de-conversion facility as funding allows, however, there can be no assurance that we will be able to secure additional equity or debt financing on acceptable terms, or at all.

We have a long term investment of $1,378,380, which represents a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no immediate action pending or planned to acquire the remainder of those shares.  Future plans to complete this acquisition will depend upon our ability to obtain additional capital and RadQual, LLC members being willing to sell.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At March 31, 2013, there were 38,059,303 outstanding warrants to purchase our common stock.  Included in these are 7,700,000 Class F Warrants issued in November 2008, with an exercise price of $0.30 per share and an expiration date of November 10, 2013; 7,714,451 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; and, 18,142,332 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015, and 4,502,520 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2013, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our proposal for operation of the Paducah Gaseous Diffusion Plant (PGDP) may not be accepted by the Department of Energy, and even if it is, our joint venture to operate the PGDP may not be profitable.  In April 2013, we and Advanced Process Technology Systems, LLC (APTS) announced that we have submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the PGDP facilities and utilization of the DOE’s depleted uranium hexafluoride.   In addition, we have executed an agreement with APTS to expand our relationship to form a new joint venture to carry out the PGDP operations.  In the response to the EOI, we and APTS have proposed to have the joint venture operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.  There is no indication or assurances that the DOE will accept or respond favorably to our proposal.  The proposal is currently being reviewed and the DOE has no obligation to accept our, or any other, EOI proposal.  There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining adequate financing to support the proposal and operations of the PGDP.  In addition, even if the DOE were to accept our proposal, there are no assurances that the joint venture will successfully operate the PGDP or that the joint venture will be profitable to us.

ITEM 6. EXHIBITS

Exhibit No.

Description

2.1

Securities Purchase Agreement, dated February 20, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on February 26, 2013).

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 26, 2013).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.**

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Description

2.1

Securities Purchase Agreement, dated February 20, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on February 26, 2013).

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 26, 2013).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.**

________________

*   Filed herewith.

** Furnished herewith.