Form 10-Q
period 2013-06-30
INTERNATIONAL ISOTOPES INC
filed 2013-08-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, the number of shares of Common Stock, $.01 par value, outstanding was 362,372,603.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2013

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$729,016	$546,143
Accounts receivable	853,926	861,790
Inventories	1,328,952	1,284,561
Prepaids and other current assets	596,731	751,417
Total current assets	3,508,625	3,443,911

Long-term assets
Restricted certificate of deposit	203,531	203,177
Property, plant and equipment, net	2,432,699	2,323,262
Capitalized lease disposal costs, net	96,349	102,499
Investments	1,385,336	1,393,866
Patents and other intangibles, net	4,516,690	4,575,190
Total long-term assets	8,634,605	8,597,994
Total assets	$12,143,230	$12,041,905

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$622,488	$1,328,631
Accrued liabilities	572,559	465,020
Current installments of notes payable	205,227	100,000
Total current liabilities	1,400,274	1,893,651

Long-term liabilities
Convertible debt	3,748,283	2,711,235
Obligation for lease disposal costs	544,376	523,238
Notes payable	357,583	-
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,500,242	4,084,473
Total liabilities	6,900,516	5,978,124

Stockholders’ equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 362,348,191 and 360,259,221 shares issued and outstanding respectively	3,623,489	3,602,597
Additional paid in capital	116,848,649	116,604,260
Accumulated deficit	(115,303,404)	(114,235,302)
Equity attributable to International Isotopes Inc. stockholders	5,168,734	5,971,555
Equity attributable to noncontrolling interest	73,980	92,226
Total equity	5,242,714	6,063,781
Total liabilities and stockholders’ equity	$12,143,230	$12,041,905

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sale of product	$1,800,049	$2,042,949	$3,472,838	$3,992,292
Cost of product	1,011,937	1,385,996	2,105,206	2,664,599
Gross profit	788,112	656,953	1,367,632	1,327,693

Operating costs and expenses:
Salaries and contract labor	415,777	470,910	868,237	929,291
General, administrative and consulting	455,028	444,346	936,550	977,118
Research and development	210,850	279,073	443,669	564,855
Total operating expenses	1,081,655	1,194,329	2,248,456	2,471,264

Net operating loss	(293,543)	(537,376)	(880,824)	(1,143,571)

Other income (expense):
Other income (expense)	(32,297)	25,083	(28,132)	25,083
Equity in net income of affiliate	28,887	5,206	31,633	31,982
Interest income	38	65	426	417
Interest expense	(109,334)	(18,380)	(209,452)	(31,227)
Total other income (expense)	(112,706)	11,974	(205,525)	26,255
Net loss	(406,249)	(525,402)	(1,086,349)	(1,117,316)
Loss attributable to non-controlling interest	7,039	10,270	18,247	11,937

Net loss attributable to International Isotopes Inc.	$(399,210)	$(515,132)	$(1,068,102)	$(1,105,379)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	362,046,367	360,127,509	361,233,668	359,802,715

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,086,349)	$(1,117,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income in equity method investment	(31,633)	(31,982)
Depreciation and amortization	214,257	203,591
Loss on disposal of property, plant and equipment	40,026	-
Accretion of obligation for lease disposal costs	21,138	19,529
Accretion of beneficial conversion feature and debt discount	52,763	-
Equity based compensation	154,229	144,137
Noncash interest expense	-	17,950
Changes in operating assets and liabilities:
Accounts receivable	7,864	(43,841)
Prepaids and other assets	154,686	(70,974)
Inventories	(44,391)	56,784
Accounts payable and accrued liabilities	(1,788)	18,783
Net cash used in operating activities	(519,198)	(803,339)

Cash flows from investing activities:
Restricted certificate of deposit	(354)	225,709
Dividends received from equity method investment	40,163	51,988
Proceeds from sale of property, plant and equipment	3,993	-
Purchase of property, plant and equipment	(303,062)	(1,170,528)
Net cash used in investing activities	(259,260)	(892,831)

Cash flows from financing activities:
Proceeds from sale of stock	35,336	56,795
Proceeds from issuance of debt	1,060,000	-
Principal payments on notes payable and capital leases	(134,005)	(28,359)
Net cash provided by financing activities	961,331	28,436

Net increase (decrease) in cash and cash equivalents	182,873	(1,667,734)
Cash and cash equivalents at beginning of period	546,143	2,102,696
Cash and cash equivalents at end of period	$729,016	$434,962

Supplemental disclosure of cash flow activities:
Cash paid for interest	$50,466	$39,527

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$75,715	$-
Increase in equity and prepaid interest for stock issuance in lieu of interest on note	$-	$40,834
Increase in notes payable through conversion of NRC payable	$596,816	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2013

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 50% owned joint venture, TI Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the six-month period ended June 30, 2013, the Company reported a net loss of $1,068,102, net of non-controlling interest loss, and net cash used in operating activities of $519,198. During the same period in 2012, the Company reported a net loss of $1,105,379, net of non-controlling interest loss, and net cash used in operating activities of $803,339. The Company has made significant investments in, and intends to continue to invest in, the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility. Development work on this project will continue as funds become available. The Company expects that these de-conversion project expenses will exceed current revenue from sales for the remainder of 2013 and for 2014 as well. As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until sometime in 2015. Current expenditures on that project include design, permitting and related subcontractor project efforts.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2013 and beyond; however, there is no assurance that these cash flows will occur.  In addition, the Company will require additional capital to support ongoing efforts for the planned uranium de-conversion and fluorine extraction facility.  There can be no assurance that the Company will be able to secure additional capital or financing on terms acceptable to the Company or at all.

The Company’s uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP).  Since that time, the Company has made significant investments to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S.  The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S.   These facilities are expected to produce large amounts of depleted uranium hexafluoride (UF6) that would require de-conversion prior to disposal. In the process of de-conversion, the Company plans to use the FEP and other processes to produce a range of fluoride products, which it intends to sell. Additional planning and design activities for this new facility will continue throughout the remainder of 2013 and through the completion of the project.

In April 2010, the Company entered into an agreement with URENCO U.S.A. (UUSA), a wholly-owned subsidiary of URENCO, to provide depleted uranium de-conversion services for its enrichment facility located in Eunice, New Mexico. These services will begin once commercial operations of the Company’s planned de-conversion facility, to be built in Lea County, near Hobbs, New Mexico, are underway. The term of the agreement extends through the first five years of the Company’s operation of the planned uranium de-conversion facility, provided that operations commence no later than January 1, 2014, and commits URENCO to provide what amounts to be about 50% of the planned facility de-conversion processing capacity. Since the start of construction of this new project has been delayed, the Company will not meet this 2014 deadline.  Therefore, the agreement with URENCO will have to be modified once a more certain construction start date is identified.  It will require significant additional capital and time to design and construct such a uranium de-conversion facility before the Company can recognize revenue under this agreement. It is also likely that the Company will have to contract for additional de-conversion service to fully utilize the processing capacity of the facility before financing can be obtained on reasonable terms.

In July 2011, the Company selected Parsons Corporation as the lead design-build contractor for the planned uranium de-conversion facility.  The Company plans to execute a design and build contract with Parsons Corporation if and when it secures additional capital to further support the project.

In August 2011, the Company completed the acquisition of property for the planned uranium de-conversion facility with Lea County, New Mexico.  The property is a 640 acre parcel that was offered to the Company as part of an incentives package prepared by the Economic Development Corporation of Lea County.  Pursuant to a project participation agreement and an industrial revenue bond transaction, the property was transferred to the Company in accordance with the Local Economic Development Act of Lea County, New Mexico. Under the project participation agreement, the Company is required to commence construction on the facility no later than December 2014 and to substantially complete Phase 1 of the facility and have hired at least 75 persons by December 2015.  If the Company fails to perform either of these obligations, and at the time of such failure has not secured financing for Phase 1 of the facility and expended at least $200,000 in costs of improvement of the property, then the Company must either re-convey the property to Lea County, New Mexico or purchase the property from Lea County in accordance with the project participation agreement.  Again, because of delays in the start of construction, the Company is discussing a modification to this agreement to extend the term for at least two years.  In accordance with ASC 360-10-Property, Plant and Equipment, the land was recorded at a zero basis representing the costs incurred by the Company for the acquisition. Should the Company not meet its obligations under the project participation agreement, and therefore decide to purchase the land, the Company would adjust the carrying value of the land to include acquisition costs paid to Lea County to keep the land.

In April 2012, the Company received the air permit from the New Mexico Environment Department for the proposed depleted uranium de-conversion facility. Although a state groundwater permit is required prior to the commencement of operations, the air permit will allow the Company to start construction on its planned project.  In July 2013, the Company obtained a grant in the amount of $80,000 from the State of New Mexico to install groundwater monitoring wells and initiate water sampling.  This action and the subsequent report was the first step required for the preparation of the groundwater permit with the State of New Mexico.

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

In April 2013, the Company and Advanced Process Technology Systems, LLC (APTS) announced that they have submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the Paducah Gaseous Diffusion Plant (PGDP) facilities and utilization of DOE’s depleted uranium hexafluoride. The Company and APTS have executed an agreement to expand their relationship to form a new joint venture to carry out this opportunity.  In the response to the EOI, the Company and APTS have proposed to have the joint venture operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.   In July 2013, the DOE ended the EOI process without a decision but issued a formal Request For Offers (RFO) for the use of the DOE stockpile of depleted uranium and for the use of PGDP facilities.  The response to this RFO is due by August 14, 2013, and the Company, together with APTS, plans to submit a response similar to the EOI proposal. There is no indication that the DOE will accept or respond favorably to this most recent proposal but DOE expects to announce a decision sometime later in 2013.   There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining additional adequate financing to support the proposal.

(3)

Net Loss Per Common Share - Basic and Diluted

For the six months ended June 30, 2013, the Company had 16,450,000 stock options outstanding, 38,059,303 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the six months ended June 30, 2012, the Company had 15,700,000 stock options outstanding, 33,556,783 warrants outstanding, 178,525 restricted stock awards outstanding, 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investments

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,385,336 and is reported as an asset at June 30, 2013.  For the six months ended June 30, 2013, member distributions from RadQual totaled $40,163 and were recorded as a reduction of the investment, and for the same period in 2012, member distributions totaled $51,988. During the six months ended June 30, 2013 and 2012, earnings allocated to the Company from RadQual totaled $31,633 and $31,982, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At June 30, 2013 and 2012, the Company had receivables from RadQual in the amount of $422,733 and $403,723, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the six months ended June 30, 2013 and 2012, the Company had revenues from RadQual in the amount of $1,615,482 and $1,551,432, respectively, which are recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials	$247,667	$247,914
Work in progress	1,045,041	993,343
Finished goods	36,244	43,304
	$1,328,952	$1,284,561

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation with some cobalt near completion and some cobalt requiring several more years to complete.  At June 30, 2013 and December 31, 2012, the cobalt had a carrying value of $822,556 and $830,137, respectively, which is based on accumulated costs allocated to cobalt targets based on the length of time the cobalt remains in the ATR.

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

Employee Stock Purchase Plan

During the six months ended June 30, 2013 and 2012, the Company issued 39,234 and 74,046 shares of common stock, respectively, to employees for proceeds of $5,336 and $6,792, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

In April 2013, 2,000,000 nonqualified stock options were exercised under a partial cashless exercise.  The Company received proceeds of $30,000 and issued 1,793,104 share of common stock.

Option awards outstanding as of June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	17,700,000	$0.25
Granted	750,000	0.15
Exercised	(2,000,000)	0.03		$280,000
Forfeited	-
Outstanding at June 30, 2013	16,450,000	0.25	4.1	$513,000
Exercisable at June 30, 2013	13,700,000	$0.27	4.9	$408,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.14 per share on June 28, 2013, the last trading day of the quarter. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the days exercised with a weighted-average price of $0.14 per share.

As of June 30, 2013, there was approximately $196,860 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2 years.

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

Restricted Stock Grants

Restricted stock awards outstanding at June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2012	151,720
Granted	-
Vested	(151,720)
Forfeited	-
Non-vested at June 30, 2013	-

Total stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $154,229 and $144,137, respectively.

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

Warrants

Warrants outstanding at June 30, 2013, and changes during the six months June 30, 2013, were as follows:

Warrants
Outstanding at December 31, 2012	38,059,303
Issued	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2013	38,059,303

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

During April 2013, the Company negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  The Company converted a total of $596,816 to the note payable which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations.  In December 2011, the Company was required to change its contracting arrangement with the laboratory and entered into an Isotope and Technical Services Order Form with the DOE, pursuant to which the DOE will provide certain cobalt target fabrication and irradiation services using the ATR at the Idaho National Laboratory (INL) which is operated by Battelle Energy Alliance, LLC (BEA). This change in contract approach by the DOE resulted in a significant increase in costs to the Company in 2012 and impacted communication and coordination on production issues to the point of reducing sales during 2012.  Furthermore, in June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  Following the investigation into the leaking cobalt target, the Company has been working with BEA to resume cobalt target handling, assess the continued irradiation of in-process cobalt targets, and evaluate the design of a new cobalt production target.  The Company anticipates resuming cobalt target shipments in the third quarter of 2013 and resumption of irradiation by year end. However, it is not certain that the INL contractor will permit continued irradiation of the in-process cobalt targets currently stored at the reactor site.  The Company is working through technical issues with the INL contractor, and, if not resolved, the Company will not be able to resume irradiation of these targets and would be forced to write down the value of the Work in Process assigned to this material and sell or salvage these targets.  Because cobalt takes approximately three years to produce, not being able to continue irradiation of these targets would cause about a three year gap in new cobalt production. To mitigate the impact of these delays and interruptions to the Company’s cobalt production activities, the Company is investigating alternative sources of cobalt supply, evaluating possible sales of lower activity cobalt already in process, and identifying additional reactors for cobalt irradiation.

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

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within its facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. Should this occur, the current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year.  Previously, the Company maintained an irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank to provide the financial assurance required by the NRC for the operating license. However, in April 2012, that letter of credit was replaced by a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo Bank in the amount of 50% of the face value of the surety bond.  In April 2012, the Company placed $203,177 into a certificate of deposit for this purpose.  At June 30, 2013, the restricted certificate of deposit totaled $203,531.

(9) Subsequent Events

In July 2013, in accordance with the Company’s employee stock purchase plan, the Company issued 24,412 shares of common stock to employees for proceeds of $2,905.

(10)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2013	2012	2013	2012
Radiochemical Products	$426,605	$405,118	$866,624	$787,033
Cobalt Products	253,862	484,098	445,129	833,430
Nuclear Medicine Standards	811,483	1,074,124	1,719,749	2,202,129
Radiological Services	254,499	40,593	341,036	65,883
Fluorine Products	-	-	-	-
Transportation	53,600	39,016	100,300	103,817
Total Segments	1,800,049	2,042,949	3,472,838	3,992,292
Corporate revenue	-	-	-	-
Total Consolidated	$1,800,049	$2,042,949	$3,472,838	$3,992,292

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2013	2012	2013	2012
Radiochemical Products	$9,294	$9,294	$18,587	$18,587
Cobalt Products	20,476	23,766	43,654	46,846
Nuclear Medicine Standards	5,156	6,585	10,429	10,720
Radiological Services	1,060	2,600	3,678	5,200
Fluorine Products	59,512	35,845	122,142	103,303
Transportation	3,314	3,351	6,628	6,746
Total Segments	98,812	81,441	205,118	191,402
Corporate depreciation and amortization	4,618	10,800	9,139	12,189
Total Consolidated	$103,430	$92,241	$214,257	$203,591

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2013	2012	2013	2012
Radiochemical Products	$60,897	$22,232	$123,796	$18,257
Cobalt Products	88,432	146,267	69,757	251,601
Nuclear Medicine Standards	149,565	157,943	314,667	321,844
Radiological Services	172,066	33,641	199,963	33,367
Fluorine Products	(278,668)	(307,358)	(557,145)	(558,477)
Transportation	1,606	(22,939)	6,040	(24,702)
Total Segments	193,898	29,786	157,077	41,890
Corporate loss	(593,108)	(544,918)	(1,225,180)	(1,147,269)
Net Loss	$(399,210)	$(515,132)	$(1,068,102)	$(1,105,379)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2013	2012	2013	2012
Radiochemical Products	$-	$-	$-	$2,793
Cobalt Products	6,668	23,181	6,668	31,742
Nuclear Medicine Standards	3,540	823	3,540	823
Radiological Services	7,158	-	23,320	-
Fluorine Products	145,102	455,639	266,597	1,131,756
Transportation	-	-	-	-
Total Segments	162,468	479,643	300,125	1,167,114
Corporate purchases	2,937	-	2,937	3,414
Total Consolidated	$165,405	$479,643	$303,062	$1,170,528

	June 30,	December 31,
Segment Assets	2013	2012
Radiochemical Products	$230,661	$229,516
Cobalt Products	1,340,722	1,510,183
Nuclear Medicine Standards	508,650	451,252
Radiological Services	313,376	267,414
Fluorine Products	6,343,286	6,239,235
Transportation	19,110	29,734
Total Segments	8,755,805	8,727,334
Corporate assets	3,387,425	3,314,571
Total Consolidated	$12,143,230	$12,041,905

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements.  In particular, statements regarding growth in our business segments; progress on our depleted uranium de-conversion and fluorine extraction processing facility; potential future sales of fluoride products; the ability to obtain cobalt target material; the potential market for de-conversion services; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; expectations with respect to obtaining cobalt in the future; and the consequences of the loss of any of our major customers or suppliers are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 28, 2013.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We hold several patents for a fluorine extraction process that we are planning to use in conjunction with a planned new commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. Our business consists of the following six major business segments:

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

 Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopic ally pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements.

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (FEP).  Since that time, a pilot facility had been used to develop production processes for various high purity products and to test methods of scaling up the size of production operations in support of the planned de-conversion facility in New Mexico.  In 2012, we completed our testing of individual components and analytical processes and in 2013 have shut down the pilot plant facility.  Further activity within this segment has been deferred until the Company begins construction of the planned new depleted uranium de-conversion and fluorine extraction processing facility in New Mexico.

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

Transportation. Our Transportation segment was established in 2006 to provide transportation of our own products (such as cobalt) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies. The transportation services segment will also provide some of the transportation services for the planned uranium de-conversion facility.

Beginning in 2004, we began a major undertaking to construct the first commercial uranium de-conversion facility in the U.S.  Since that time we have made significant progress on the project including obtaining a Part 40 combined construction and operating license in October 2012. In April 2012, we received the air permit from the State of New Mexico that will allow us to begin construction of the facility. In October 2012, the NRC issued a Part 40 combined construction and operating license for the planned facility. We originally submitted the license application to the NRC in December 2009, and the NRC had been reviewing the application since that time.  In July 2013, we obtained a grant in the amount of $80,000 from the State of New Mexico to install groundwater monitoring wells and initiate water sampling.  This action and the subsequent report was the first step required for the preparation of the groundwater permit with the State of New Mexico.  While the commercial uranium de-conversion business represents a significant opportunity for us, that opportunity does not change our commitment to our current core business segments.  Over the course of the past several years, we have continued to invest in these segments and worked to reduce production costs and expand sales in each of them.

In April 2013, we made a joint announcement with Advanced Process Technology Systems, LLC (APTS) that we submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the Paducah Gaseous Diffusion Plant (PGDP) facilities and utilization of DOE’s depleted uranium hexafluoride. The proposal was provided in response to the DOE’s February 7, 2013 issuance of a request for an EOI from industry for the PGDP facilities and uranium hexafluoride inventories.  We have executed an agreement with APTS to expand our relationship by forming a new joint venture to carry out this opportunity.  In the response to the EOI, we proposed to have the joint venture operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.  The joint venture would plan to retain 600 to 700 employees for the operation of the PGDP and supporting facilities and believes that it would be able to operate the facility for a minimum of 5 years and perhaps several more years depending upon a number of economic and market conditions. In July 2013, the DOE ended the EOI process without a decision but issued a formal Request For Offers (RFO) for the use of the DOE stockpile of depleted uranium and for the use of PGDP facilities.  The response to this RFO is due by August 14, 2013, and, together with APTS, we plan to submit a response similar to the EOI proposal. There is no indication that the DOE will accept or respond favorably to this most recent proposal but DOE expects to announce a decision sometime later in 2013.   There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining additional adequate financing to support the proposal. An additional benefit to us from this proposal is that the secondary depleted uranium tails that would result from the operation of the PGDP would be sent to the planned Hobbs de-conversion facility.  The anticipated volume of secondary tails from the PGDP would utilize 100% of the planned facility capacity for between eight and fifteen years.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues for the three months ended June 30, 2013 were $1,800,049, as compared to $2,042,949 for the same period in 2012, an overall decrease of $242,900, or approximately 12%.  The Company recorded no bulk cobalt sales for the three months ended June 30, 2013, nor for the same period in 2012. The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended June 30,	For the three- months ended June 30,
Sale of Product	2013	2012	$ change	% change
Radiochemical Products	$426,605	$405,118	$21,487	5%
Cobalt Products	253,862	484,098	(230,236)	-48%
Nuclear Medicine Standards	811,483	1,074,124	(262,641)	-24%
Radiological Services	254,499	40,593	213,906	527%
Fluorine Products	-	-	-	0%
Transportation	53,600	39,016	14,584	37%
Total Segments	1,800,049	2,042,949	(242,900)	-12%
Corporate revenue	-	-	-	0%
Total Consolidated	$1,800,049	$2,042,949	$(242,900)	-12%

Gross profit for the three months ended June 30, 2013 was $788,112, compared to $656,953 for the same period in 2012.  This represents an increase of $131,159, or approximately 20%, and is the result of a decrease in cost of sales in four of our six business segments.  Cost of sales decreased to $1,011,937 for the three months ended June 30, 2013 from $1,385,996 for the same period in 2012.  This is a decrease of $374,059 or approximately 27%. All business segments, with the exception of Radiological Services, reported a decrease in cost of sales. In the case of Radiochemical Products, Nuclear Medicine, and Transportation, the decrease is the result of continued efforts to economize on material purchases by securing more competitively priced purchasing agreements, and by lowering production costs through improved processes and restructuring of personnel.  In the case of Cobalt Products, the decrease in cost of sales of $137,329 for the three months ended June 30, 2013, as compared to the same period in 2012, is attributable to both decreased sales of cobalt products and the availability of cobalt material as discussed below.

The following table presents gross profit data for each of our business segments for the three months ended June 30, 2013 and 2012.

	For the Three- Month Period Ended June 30,	% of Total Sales	For the Three- Month Period Ended June 30,	% of Total Sales
	2013	2013	2012	2012
Total Sales	$1,800,049		$2,042,949
Cost of Sales
Radiochemical Products	$322,967	18%	$353,957	17%
Cobalt Products	88,994	5%	226,323	11%
Nuclear Medicine Standards	525,593	29%	766,163	38%
Radiological Services	61,419	3%	17,255	1%
Flourine Products	-	-	-	-
Transportation	12,964	1%	22,298	1%
Total Segments	$1,011,937	56%	$1,385,996	68%

Gross Profit	$788,112		$656,953
Gross Profit %	44%		32%

Operating expenses decreased to $1,081,655 for the three months ended June 30, 2013, from $1,194,329 for the same period in 2012.  This decrease of $112,674, or approximately 9%, is the result of overall operating expense reductions as a result of management’s continued efforts to reduce discretionary costs where possible and secure beneficial pricing on general operating purchases. Research and development expense incurred, with regard to the planning and construction of the proposed de-conversion facility we plan to build in New Mexico, decreased by approximately 24%, to $210,850 for the three-month period ending June 30, 2013, from $279,073, for the same period in 2012.  This $68,223 reduction in expenditures is the result of current limited funding available to invest in the project; however, if and when funds do become available, we expect to increase our investment in this area.  Salaries and contract labor expense decreased by $55,133, or approximately 12% in the period-to-period comparison, and general, administrative and consulting expense increased by $10,682, or approximately 2%.

The following table presents a comparison of total operating expenses for the three months ended June 30, 2013 and 2012:

	For the three- months ended June 30,	For the three- months ended June 30,
Operating Costs and Expenses:	2013	2012	$ change	% change
Salaries and Contract Labor	$415,777	$470,910	$(55,133)	-12%
General, Administrative and Consulting	455,028	444,346	10,682	2%
Research and Development	210,850	279,073	(68,223)	-24%
Total operating expenses	$1,081,655	$1,194,329	$(112,674)	-9%

Our net loss for the three months ended June 30, 2013 was $399,210, compared to $515,132 for the same period in 2012.  This is a decrease in loss of $115,922, or approximately 23%, and is the result of the increase in gross profit discussed above, as well as a reduction of overall operating costs and expenses.

Interest expense for the three months ended June 30, 2013 was $109,334, compared to $18,380 for the same period in 2012. The increase of $90,954 is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013.  In July 2012 the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature in July 2017, and are unsecured.  Interest expense, in the amount of $27,000, is accrued monthly on these debentures.  In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures bear interest at 10% per year, and mature in February 2015.  Interest expense, in the amount of $12,000, is accrued monthly on these debentures.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three months ended June 30, 2013 were $426,605, compared to $405,118 for the same period in 2012.  This represents an increase in revenue of $21,487, or approximately 5%.  Sales of radiochemical products decreased throughout 2011 and 2012, as the result of customers shifting away from the use of radiochemical grade product and towards the use of pharmaceutical grade product.  That negative trend stabilized near the end of 2012 and it appears that this segment is resuming its historical percentage growth rate.  Gross profit of radiochemical products for the three months ended June 30, 2013 was $103,638, compared to $51,160 for the same period in 2012.  Gross profit percentages were approximately 24% and 13% for the three months ended June 30, 2013 and 2012, respectively.  This increase in gross profit is attributable to increased sales, process efficiencies, and adjustments to our pricing structure. Operating expense for this segment increased to $42,741 for the three months ended June 30, 2013, compared to $28,929 for the same period in 2012. This is an increase of $13,813, or approximately 48%.  This significant increase is the result of increased wages and supply expenses incurred in support of our continued work to further improve our radiochemical production process. This segment reported net income of $60,897 for the three months ended June 30, 2013, as compared to net income of $22,232 for the same period in 2012.  This increase of $38,665, or approximately 174%, is the result of increased sales and reduced cost of sales discussed above.

Cobalt Products.  Revenues from the sale of cobalt products for the three months ended June 30, 2013 were $253,862, compared to $484,098 for the same period in 2012. This represents a decrease in revenue of $230,236, or approximately 48%, and is primarily the result of decreased sales of sealed source products, which account for $194,686 of the decrease.  Our sealed source sales depend on our ability to procure cobalt target material from the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) and we have not been able to obtain high specific activity material from the reactor to meet customer orders.

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations.  In 2011, we were required to change our contracting arrangement with the laboratory, which resulted in a significant increase in our cobalt production costs, and impacted communication and coordination of production activity to the point of negatively impacting sales during 2012. Furthermore, in June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  Since the investigation into the leaking cobalt target, we have been working with the contractor to resume cobalt target handling, assess the continued irradiation of in process cobalt targets, and evaluate the design of a new cobalt production target.  We anticipate resuming cobalt target shipments in the third quarter of 2013 and resumption of irradiation by year-end. We are working with the DOE and the subcontractor to resolve these technical issues so that we can resume cobalt product production in the fourth quarter of 2013.

Gross profit for the three months ended June 30, 2013 was $164,869, compared to $257,774 for the same period in 2012.  Operating expense in this segment decreased by $35,070, or approximately 31%, for the three months ended June 30, 2013, as compared to the same period in 2012, as the result of decreased project management and contract fees directly related to the reduction in cobalt production activities.  Our net income for cobalt products was $88,432 for the three months ended June 30, 2013, as compared to net income of $146,267 for the same period in 2012.  The decrease in net income of $57,835, or approximately 40%, is attributable to the restricted availability of cobalt material from the DOE’s prime operating contractor, for use in the production of sealed source products.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three months ended June 30, 2013 were $811,483, compared to $1,074,124 for the same period in 2012.  This represents a decrease in revenue attributable to this segment of $262,641, or approximately 24%.  This period-to-period comparison includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three month periods ending June 30, 2013 and 2012:

	For the three- months ended June 30,	For the three- months ended June 30,
Nuclear Medicine Standards	2013	2012	$ change	% change
Sales
Nuclear Medicine Sources	$423,326	$423,563	$(237)	-0.1%
TI Services LLC	388,157	650,561	(262,404)	-40%
	$811,483	$1,074,124	$(262,641)	-24%

TI Services, LLC sales for the three months ended June 30, 2013, were $388,157 as compared to $650,561, for the same period in 2012, a decrease of $262,404, or approximately 40%.  This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging which is the result of clinics shifting towards maintaining electronic records. We are working closely with RadQual, LLC, our partner in this joint-venture, to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.  Sales of other products in this segment remained relatively unchanged for the three months ended June 30, 2013 as compared to the same period in 2012. We believe that as the global economy improves our flood source and miscellaneous source sales in this segment will potentially return to historical growth levels.

Gross profit for our nuclear medicine business segment for the three months ended June 30, 2013 was $285,889, as compared to $307,961 for the same period in 2012, a decrease of $22,072, or approximately 7%. Operating expense for this segment for the three months ended June 30, 2013 decreased to $136,326, from $155,222 for the same period in 2012. This decrease of $18,896 is attributable to decreased operating expense reported by TI Services, LLC, and all other nuclear medicine areas. Net income for this segment for the three months ended June 30, 2013, was $149,565 compared to $157,943 for the same period in 2012. We will continue our efforts to expand this line of business through our joint venture, TI Services, LLC, and this, coupled with the additional certifications for foreign sales we have obtained, we anticipate stronger sales and profitability in this segment in the future.

Radiological Services.  Revenues from radiological services for the three months ended June 30, 2013 were $254,499, compared to $40,593 for the same period in 2012, an increase of $213,906, or approximately 527%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. Nearly all of the increased revenue within this segment was the result of increased field service activity. In 2012, we obtained an amendment to our NRC license that allows the performance of certain field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units.  Based upon our current contract commitments for this type of work, we expect that field services will continue to make significant positive contributions and be the primary source of revenue in this segment for the remainder of 2013.

Gross profit for this segment for the three months ended June 30, 2013 was $193,080, compared to $23,339 for the same period in 2012.  This is an increase of $169,741, or approximately 727% and is attributable to the significant increase in revenue in this business segment.  Operating expense for the three months ended June 30, 2013 was $25,179, as compared to $14,781 for the same period in 2012.  Net income for the three months ended June 30, 2013 was $172,066, as compared to $33,641 for the same period in 2012.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three months ended June 30, 2013, or for the same period in 2012.  We have developed our fluorine products segment in conjunction with our planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the three months ended June 30, 2013, we recorded approximately $168,000 of planning, licensing, and other expense as compared to approximately $238,000 in 2012.  This is a decrease of approximately $70,000, or approximately 29%, and is the result of reduced project spending due to the decrease in available funding.  However, we received our Part 40 construction and operating license from the NRC in October 2012 and to the extent that funding becomes available, we will continue to advance the formal design of the facilities.  Having completed our FEP testing program during 2012, we have shut down the FEP pilot scale facility in Idaho Falls and do not anticipate any revenue from the sale of fluoride products in 2013.  We also received an $80,000 grant from the State of New Mexico and during the second quarter of 2013 completed the installation of several groundwater monitoring wells on the property at the proposed site of construction.  These monitoring wells are required as a part of the process to obtain the final groundwater permit for the operation of the depleted uranium facility.

Transportation.  Revenues from transportation services for the three months ended June 30, 2013 were $53,600, compared to $39,016 for the same period in 2012. This is an increase of $14,584, or approximately 37%. Revenues in this business segment are directly affected by the activity of our cobalt products business segment since we primarily use our transportation services to support the transport of cobalt products, however, during the three months ending June 30, 2013, we used our transportation services in the performance of field services work pertaining to the DOE’s OSRP and will continue to do so during the remainder of 2013.  As revenues for our cobalt products segment regain strength and our radiological services segment continues its growth, we anticipate that our transportation segment revenues will grow as well. Gross profit was $40,636 for the three months ended June 30, 2013, compared to $16,719 for the same period in 2012, and operating expense was $39,030 for the three months ended June 30, 2013, compared to $39,657 for the same period in 2012. Net income for this segment was $1,606, and net loss was $22,939 for the three months ended June 30, 2013, and 2012, respectively.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues for the six-month period ended June 30, 2013, were $3,472,838, as compared to $3,992,292 for the same period in 2012, a decrease of $519,454, or approximately 13%. The Company recorded no bulk cobalt sales for the six-month periods ended June 30, 2013, nor for the same period in 2012.

The following table presents a period-to-period comparison of total revenue by segment:

	For the six- months ended June 30,	For the six- months ended June 30,
Sale of Product	2013	2012	$ change	% change
Radiochemical Products	$866,624	$787,033	$79,591	10%
Cobalt Products	445,129	833,430	(388,301)	-47%
Nuclear Medicine Standards	1,719,749	2,202,129	(482,380)	-22%
Radiological Services	341,036	65,883	275,153	418%
Flourine Products	-	-	-	0%
Transportation	100,300	103,817	(3,517)	-3%
Total Segments	3,472,838	3,992,292	(519,454)	-13%
Corporate revenue	-	-	-	0%
Total Consolidated	$3,472,838	$3,992,292	$(519,454)	-13%

Gross profit for the six-month period ended June 30, 2013 was $1,367,632, compared to $1,327,693, for the same period in 2012.  This represents an increase of $39,939, or approximately 3%.  Operating expenses were $2,248,456 for the six-month period ended June 30, 2013, compared to $2,471,264 for the same period in 2012.  This represents a decrease of $222,808 or approximately 9%. This decrease is largely attributable to reduced spending on research and development costs, for the planning and construction of the de-conversion facility we plan to construct in New Mexico, which decreased by approximately 21% in the period-to-period comparison. Salaries and Contract Labor expense decreased by $61,054, or approximately 7%, which is the result of recording less non-cash equity compensation for the six-month period ended June 30, 2013 as compared to the same period in 2012.

The following table shows a year-to-year comparison of total operating expenses for the six-month period:

	For the six- months ended June 30,	For the six- months ended June 30,
Operating Costs and Expenses:	2013	2012	$ change	% change
Salaries and Contract Labor	$868,237	$929,291	$(61,054)	-7%
General, Administrative and Consulting	936,550	977,118	(40,568)	-4%
Research and Development	443,669	564,855	(121,186)	-21%
Total operating expenses	$2,248,456	$2,471,264	$(222,808)	-9%

Interest expense for the six months ended June 30, 2013 was $209,452, compared to $31,227 for the same period in 2012. This is an increase of $178,225, or approximately 570%.   This significant increase in interest expense is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013.  In July 2012 the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017, and are unsecured.  Interest expense, in the amount of $27,000, is accrued monthly.

In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures bear interest at 10% per year, and mature in February 2015.  Interest expense, in the amount of $12,000, is accrued monthly.

Our net loss for the six-month period ended June 30, 2013, was $1,068,102 as compared to $1,105,379 for the same period in 2012.  This is a decrease in loss of $37,277, or approximately 3%.  This small decrease in net loss was the result of our increased gross profit coupled with decreased operating expenses.

Radiochemical Products.  Revenues from the sale of radiochemical products for the six-month period ended June 30, 2013, were $866,624, compared to $787,033 for the same period in 2012. This is an increase in revenue of $79,591, or approximately 10%.  The increased revenue within this segment is the result of increased demand for certain radiochemical products.

Gross profit percentages for the six months ended June 30, 2013 and 2012 were approximately 24% and 11%, respectively. This increase of 13% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the six-month period ended June 30, 2013 was $82,788, compared to $71,095 for the same period in 2012. This increase of $11,693, or approximately 16%, is due to small equipment and contract services costs incurred to meet and maintain CGMP compliance. Net income for this segment increased for the six-month period ended June 30, 2013, to $123,796, from $18,257 for the same period in 2012.  This increase of $105,539, or approximately 578%, is due to manufacturing improvements, adjustments to our pricing structure, and improved inventory management practices.

Cobalt Products.  Revenues from the sale of cobalt products for the six-month period ended June 30, 2013 were $445,129, compared to $833,430 for the same period in 2012. This represents a decrease in revenue of $388,301, or approximately 47%.  Our sealed source manufacturing generates the majority of our revenue in this segment.  These sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR and we have not been able to obtain high specific activity material from the reactor to meet customer’s pending orders. We are working with the DOE and the subcontractor to resolve technical issues that would enable us to resume cobalt product manufacture by 2014.

Gross profit for cobalt products for the six-month period ended June 30, 2013 was $243,021, as compared to $477,127 for the same period in 2012. This decrease in gross profit of $234,106 or approximately 49%, again, is the result of our inability to obtain the high specific activity cobalt material required to manufacture our sealed source products. Operating expense in this segment decreased by $74,263, to $173,263 for the six-month period ended June 30, 2013, from $247,526 for the same period in 2012. This is a decrease of approximately 30% and is due to decreased contract costs with the DOE Isotopes Business Office which acted as a contract administrator in managing the production of cobalt at the ATR.  Net income for the six months ended June 30, 2013 was $69,757, compared to $251,601 for the same period in 2012. This decrease of $181,844, or approximately 72%, is attributable to the decreased revenue and general productivity in this business segment resulting from the unavailability of cobalt material.  As mentioned above, we will continue to work with the DOE and sub-contractor to resolve cobalt production issues and explore alternate supply sources so that we may obtain the material necessary to manufacture the products for pending and future customer orders.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the six-month period ended June 30, 2013 were $1,719,749 compared to $2,202,129 for the same period in 2012.  This represents a decrease in revenue attributable to this segment of $482,380, or approximately 22%.

The table below presents nuclear medicine standards revenues for the six month periods ending June 30, 2013 and 2012.

	For the six- months ended June 30,	For the six- months ended June 30,
Nuclear Medicine Standards	2013	2012	$ change	% change
Sales
Nuclear Medicine Sources	$904,436	$898,832	$5,604	1%
TI Services LLC	815,313	1,303,298	(487,985)	-37%
Total Sales	$1,719,749	$2,202,129	$(482,381)	-22%

The decline in revenue in this segment, for the six months ending June 30, 2013, is largely attributable to the decrease in sales reported by our joint venture, TI Services, LLC.  In December 2010, we formed a 50/50 joint venture, TI Services, LLC, with RadQual, LLC, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  We report our investment in TI Services, LLC on a consolidated basis in our Nuclear Medicine Standards business segment.  TI Services, LLC sales for the six months ending June 30, 2013 were $815,313, compared to $1,303,298 for the same period in 2012.  This is a decrease of $487,985, or approximately 37%.  This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging which is the result of clinics shifting towards maintaining electronic records. We are working closely with RadQual, LLC, our partner in the TI Services, LLC joint-venture, to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.  Sales of Nuclear Medicine Sources increased to $904,436 for the six months ending June 30, 2013, from $898,832 for the same period in 2012.  This slight increase of $5,604 is the result of our work with RadQual, LLC, in developing new products to market through TI Services, LLC.

Gross profit for the six-month period ended June 30, 2013 was $601,690, as compared to $657,934 for the same period in 2012, a decrease of $56,244, or approximately 9%.  Operating expense for this segment for the six-month period ended June 30, 2013 decreased to $287,025, from $341,295 for the same period in 2012.  This is a decrease of $54,270 or approximately 16%.  This decrease is the result of management’s implementation of cost control measures within both the nuclear medicine segment as well as TI Services, LLC. Net income for this segment decreased by $7,177 or approximately 2%, to $314,667 for the six month period ended June 30, 2013, from $321,844 for the same period in 2012. We will continue our efforts to expand sales in this segment through TI Services, LLC and we believe that slowly improving market conditions will  help  improve overall financial performance of this business segment.

Radiological Services.  The radiological services segment reported revenues of $341,036 for the six-month period ended June 30, 2013 and $65,883 for the same period in 2012.  This is an increase of $275,153, or approximately 418%.  Revenue from field service work performed in connection with the DOE’s OSRP has accounted for the majority of the revenue change within this segment, as discussed above.

Gross profit was $238,447, for this segment for the six months ended June 30, 2013, and $28,849 for the same period in 2012.  This is an increase in gross profit of $209,598, and is the result of increased material processing and, a significant increase in radiological field services. Operating costs were $46,097 and $15,843 for 2013 and 2012, respectively, for the six-month period.  Net income for the six-month period ending June 30, 2013, was $199,963, as compared to $33,367 for the same period in 2012.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the six months ended June 30, 2013 or for the same period in 2012.  We are developing our fluorine products in conjunction with the planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. Having completed our FEP testing program during 2012, we have shut down the FEP pilot scale facility in Idaho Falls, Idaho, and have terminated our lease on the pilot facility premises. We do not anticipate any revenue from the sale of fluoride products in 2013.

During the six months ended June 30, 2013, we incurred expenses of approximately $557,000 for planning, licensing, and other expense, as compared to approximately $558,000 in 2012.  Funding was limited during this period, but we continued to make progress on formal engineering design.  As funds become available to us, we will continue to invest in the planned uranium de-conversion facility.  We also obtained an $80,000 grant from the State of New Mexico and during the second quarter of 2013, completed the installation of several groundwater monitoring wells on the property at the proposed site of construction.  These monitoring wells are required as a part of the process to obtain the final groundwater permit for the operation of the depleted uranium facility.

Transportation.  Revenues from transportation services for the six months ended June 30, 2013 were $100,300, compared to $103,817 for the same period in 2012.  Revenues in this business segment were directly affected by the decreased activity in our cobalt products segment; however, this was offset by the added opportunities for transportation services in our radiological services area. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $77,891 for the six months ended June 30, 2013, compared to $52,431 for the same period in 2012, and operating expense was $71,851 for the three months ended June 30, 2013, compared to $77,134 for the same period in 2012. Net income for this segment was $6,040, and net loss was $24,702 for the six months ended June 30, 2013, and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2013, we had cash and cash equivalents of $729,016.  For the six months ended June 30, 2013, net cash used in operating activities was $519,198.  Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

Inventories at June 30, 2013 totaled $1,328,952, and inventories at December 31, 2012 totaled $1,284,561.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 78% of total work in process inventory cost for the six months ended June 30, 2013, and approximately 82% of total inventory cost for the same period in 2012. At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to desired and marketable levels.  If the DOE’s contractor is not able to perform this work, we may, at a future date, be forced to remove all viable targets from the ATR, and write-off our remaining cobalt inventory.  However, at this time, we are working with the contractor and are hopeful that we will be able to resume irradiation in the near future.

Decreases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

For the six months ended June 30, 2013, cash used in investing activities totaled $259,260. During this six-month period, we purchased approximately $36,000 of new equipment for use in our current business segments and capitalized approximately $267,000 of costs incurred in the planning and construction of the planned de-conversion facility.

Financing activities provided cash of $961,331 during the six months ended June 30, 2013.  This was the result of cash proceeds received from the exercise of stock options and proceeds from stock purchased through our Employee Stock Purchase Plan.  We also received cash proceeds from the issuance of convertible debt in February 2013 in the amount of $1,060,000. Principal payments made on outstanding debt totaled $134,005.

Total increase in cash for the period ended June 30, 2013, compared to December 31, 2012, was $182,873 and was primarily attributable to the issuance of convertible debentures in February 2013 discussed below, partially offset by typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

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

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  The company converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

We expect that cash from operations and our current cash balance will be sufficient to fund operations for the next twelve months.

We are continuing to pursue the planning and construction of a depleted uranium de-conversion and fluorine extraction processing facility in New Mexico.  We spent approximately $387,000 during the first six months of 2013, which includes planning and other expenses, as well as cash spent on capitalized assets for the project. These expenditures included further work on the New Mexico groundwater permitting process, pursuing financing arrangements on the planned facility, and pursuing additional long term sales agreements with customers for various fluoride products that will be produced by the planned facility.  We will continue additional work on the planned de-conversion facility as funding allows, however, there can be no assurance that we will be able to secure additional equity or debt financing on acceptable terms, or at all.

We have a long term investment of $1,385,336, which represents a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no immediate action pending or planned to acquire the remainder of those shares.  Future plans to complete this acquisition will depend upon our ability to obtain additional capital and RadQual, LLC members being willing to sell.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At June 30, 2013, there were 38,059,303 outstanding warrants to purchase our common stock.  Included in these are 7,700,000 Class F Warrants issued in November 2008, with an exercise price of $0.30 per share and an expiration date of November 10, 2013;  7,714,451 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; and, 18,142,332 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015, and 4,502,520 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of June 30, 2013, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our proposal for operation of the Paducah Gaseous Diffusion Plant (PGDP) may not be accepted by the Department of Energy, and even if it is, our joint venture to operate the PGDP may not be profitable.  In April 2013, we and Advanced Process Technology Systems, LLC (APTS) announced that we have submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the PGDP facilities and utilization of the DOE’s depleted uranium hexafluoride.   In July the DOE terminated the EOI process and issued a formal Request For Offers (RFO). We have executed an agreement with APTS to expand our relationship to form a new joint venture to carry out the PGDP operations and plan to submit a response to the RFO to operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.  There is no indication or assurances that the DOE will accept or respond favorably to our proposal.  The proposal will be  reviewed by the DOE but DOE has no obligation to accept our, or any other, RFO proposal.  There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining adequate financing to support the proposal and operations of the PGDP.  In addition, even if the DOE were to accept our proposal, there are no assurances that the joint venture will successfully operate the PGDP or that the joint venture will be profitable to us.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.