Form 10-Q
period 2013-09-30
INTERNATIONAL ISOTOPES INC
filed 2013-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the number of shares of Common Stock, $.01 par value, outstanding was 369,255,899.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2013

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$534,578	$546,143
Accounts receivable	877,969	861,790
Inventories	1,578,686	1,284,561
Prepaids and other current assets	669,528	751,417
Total current assets	3,660,761	3,443,911

Long-term assets
Restricted certificate of deposit	203,531	203,177
Property, plant and equipment, net	2,537,115	2,323,262
Capitalized lease disposal costs, net	93,274	102,499
Investment	1,371,550	1,393,866
Patents and other intangibles, net	4,510,595	4,575,190
Total long-term assets	8,716,065	8,597,994
Total assets	$12,376,826	$12,041,905

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$748,027	$1,328,631
Accrued liabilities	666,579	465,020
Current installments of notes payable	205,740	100,000
Total current liabilities	1,620,346	1,893,651

Long-term liabilities
Convertible debt	3,777,367	2,711,235
Obligation for lease disposal costs	555,264	523,238
Notes payable	305,955	-
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,488,586	4,084,473
Total liabilities	7,108,932	5,978,124

Stockholders’ equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 369,225,575 and 360,259,221 shares issued and outstanding respectively	3,692,262	3,602,597
Additional paid in capital	117,236,258	116,604,260
Accumulated deficit	(115,727,511)	(114,235,302)
Equity attributable to International Isotopes Inc. stockholders	5,201,009	5,971,555
Equity attributable to noncontrolling interest	66,885	92,226
Total equity	5,267,894	6,063,781
Total liabilities and stockholders’ equity	$12,376,826	$12,041,905

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sale of product	$1,680,696	$1,793,483	$5,153,534	$5,785,775
Cost of product	1,056,754	1,166,976	3,161,960	3,831,575
Gross profit	623,942	626,507	1,991,574	1,954,200

Operating costs and expenses:
Salaries and contract labor	404,082	477,335	1,272,319	1,406,626
General, administrative and consulting	435,734	494,587	1,372,284	1,471,704
Research and development	111,636	215,632	555,305	780,487
Total operating expenses	951,452	1,187,554	3,199,908	3,658,817

Net operating loss	(327,510)	(561,047)	(1,208,334)	(1,704,617)

Other income (expense):
Other income (expense)	11,083	22,729	(17,049)	47,811
Equity in net income of affiliate	5,044	13,943	36,677	45,925
Interest income	21	57	447	474
Interest expense	(119,839)	(80,266)	(329,291)	(111,493)
Total other income (expense)	(103,691)	(43,537)	(309,216)	(17,283)
Net loss	(431,201)	(604,584)	(1,517,550)	(1,721,900)
Loss attributable to non-controlling interest	7,094	13,058	25,341	24,995

Net loss attributable to International Isotopes Inc.	$(424,107)	$(591,526)	$(1,492,209)	$(1,696,905)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding -
basic and diluted	363,502,559	360,187,745	361,989,965	359,931,058

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,517,550)		$(1,721,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income in equity method investment	(36,677)		(45,925)
Depreciation and amortization	315,697		303,222
Loss on disposal of property, plant and equipment	40,302		-
Accretion of obligation for lease disposal costs	32,026		29,587
Accretion of beneficial conversion feature and debt discount	81,847		14,127
Equity based compensation	179,818		222,958
Noncash interest expense	110,732		35,000
Changes in operating assets and liabilities:
Accounts receivable	(16,179)		(319,487)
Prepaids and other assets	81,889		(547,440)
Inventories	(294,125)		63,877
Accounts payable and accrued liabilities	107,038		(203,183)
Net cash used in operating activities	(915,182)		(2,169,164)

Cash flows from investing activities:
Restricted certificate of deposit	(354)		225,709
Dividends received from equity method investment	58,993		64,332
Proceeds from sale of property, plant and equipment	3,993		-
Purchase of property, plant and equipment	(500,025)		(1,818,522)
Net cash used in investing activities	(437,393)		(1,528,481)

Cash flows from financing activities:
Proceeds from sale of stock	466,130		60,274
Proceeds from issuance of debt	1,060,000		2,969,900
Principal payments on notes payable and capital leases	(185,120)		(28,359)
Net cash provided by financing activities	1,341,010		3,001,815

Net decrease in cash and cash equivalents	(11,565)		(695,830)
Cash and cash equivalents at beginning of period	546,143		2,102,696
Cash and cash equivalents at end of period	$534,578		$1,406,866

Supplemental disclosure of cash flow activities:
Cash paid for interest	$81,051		$132,849

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$75,715		$25,656
Increase in notes payable through conversion of NRC payable	$596,816		$-
Decrease in accrued interest through warrant exercise	$100,732	$
Increase in equity and prepaid interest for stock issuance in lieu of interest on note	$-		$40,834
Increase in equity for the amount allocated to warrants issued with convertible debentures	$-		$500,041
Partial settlement of note payable through conversion to convertible debentures	$-		$100,000

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2013

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the nine-month period ended September 30, 2013, the Company reported a net loss of $1,492,209, net of non-controlling interest loss, and net cash used in operating activities of $915,182. During the same period in 2012, the Company reported a net loss of $1,696,905, net of non-controlling interest loss, and net cash used in operating activities of $2,169,164. The Company has made significant investments in, and intends to continue to invest in, the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility. Development work on this project will continue as funds become available. The Company expects that these de-conversion project expenses may exceed current revenue from sales for the remainder of 2013 and for 2014 as well. As a result, the Company expects to continue to incur significant losses until the planned uranium de-conversion facility commences commercial production, which the Company does not expect to occur until 2015 at the earliest. Current expenditures on that project include design, permitting and related subcontractor project efforts.  Management expects to generate sufficient cash flows from the existing business segments to meet operational needs during 2013 and beyond; however, there is no assurance that these cash flows will occur.  In addition, the Company will require additional capital to support ongoing efforts for the planned uranium de-conversion and fluorine extraction facility.  There can be no assurance that the Company will be able to secure additional capital or financing on terms acceptable to the Company or at all.

The Company’s uranium de-conversion project began in 2004 with the acquisition of patents for its Fluorine Extraction Process (FEP).  Since that time, the Company has made significant investments to construct the first commercial depleted uranium de-conversion and fluorine extraction facility in the U.S.  The Company believes this will provide a commercial opportunity because there are several companies constructing, or planning to construct, new uranium enrichment facilities in the U.S.   These facilities are expected to produce large amounts of depleted uranium hexafluoride (UF6) that would require de-conversion prior to disposal. In the process of de-conversion, the Company plans to use the FEP and other processes to produce a range of fluoride products which it intends to sell. Additional planning and design activities for this new facility will continue throughout the remainder of 2013 and through the completion of the project.

In April 2010, the Company entered into an agreement with URENCO U.S.A. (UUSA), a wholly-owned subsidiary of URENCO, to provide depleted uranium de-conversion services for its enrichment facility located in Eunice, New Mexico. These services will begin once commercial operations of the Company’s planned de-conversion facility, to be built in Lea County, near Hobbs, New Mexico, are underway. The term of the agreement extends through the first five years of the Company’s operation of the planned uranium de-conversion facility, provided that operations commence no later than January 1, 2014, and commits URENCO to utilize 50% of the planned facility de-conversion processing capacity. Since the start of construction of this new project has been delayed, the Company will not meet this 2014 deadline.  Therefore, the agreement with URENCO will have to be modified once a more certain construction start date is identified.  It will require significant additional capital and time to design and construct such a uranium de-conversion facility before the Company can recognize revenue under this agreement. It is also likely that the Company will have to contract for additional de-conversion service to fully utilize the processing capacity of the facility before financing can be obtained on reasonable terms.

In July 2011, the Company selected Parsons Corporation as the lead design-build contractor for the planned uranium de-conversion facility.  The Company plans to execute a design and build contract with Parsons Corporation if and when it secures additional capital to further support the project.

In August 2011, the Company completed the acquisition of property for the planned uranium de-conversion facility with Lea County, New Mexico.  The property is a 640 acre parcel that was offered to the Company as part of an incentives package prepared by the Economic Development Corporation of Lea County. Pursuant to a project participation agreement and an industrial revenue bond transaction, the property was transferred to the Company in accordance with the Local Economic Development Act of Lea County, New Mexico. Under the project participation agreement, the Company is required to commence construction on the facility no later than December 2014 and to substantially complete Phase 1 of the facility and have hired at least 75 persons by December 2015.  If the Company fails to perform either of these obligations, and at the time of such failure has not secured financing for Phase 1 of the facility and expended at least $200,000 in costs of improvement of the property, then the Company must either 1) re-convey the property to Lea County, New Mexico,  or 2) purchase the property from Lea County in accordance with the project participation agreement, or 3) renegotiate a modification to extend the term and commitment dates in the agreement with Lea County.    In accordance with ASC 360-10-Property, Plant and Equipment, the land was recorded at a zero basis representing the costs incurred by the Company for the acquisition. Should the Company not meet its obligations under the project participation agreement, and therefore decide to purchase the land, the Company would adjust the carrying value of the land to include acquisition costs paid to Lea County to keep the land.

In April 2012, the Company received the air permit from the New Mexico Environment Department for the proposed depleted uranium de-conversion facility. Although a state groundwater permit is required prior to the commencement of operations, the air permit will allow the Company to start construction on its planned project.  In July 2013, the Company obtained a grant in the amount of $80,000 from the State of New Mexico to install groundwater monitoring wells and initiate water sampling.  This action and the subsequent report were the first steps required for the preparation of the groundwater permit with the State of New Mexico.

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

In April 2013, the Company and Advanced Process Technology Systems, LLC (APTS) announced that they have submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the Paducah Gaseous Diffusion Plant (PGDP) facilities and utilization of DOE’s depleted uranium hexafluoride. The Company and APTS have executed an agreement to expand their relationship to form a new joint venture to carry out this opportunity.  In the response to the EOI, the Company and APTS have proposed to have the joint venture operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.   In July 2013, the DOE ended the EOI process without a decision but issued a formal Request For Offers (RFO) for the use of the DOE stockpile of depleted uranium and for the use of PGDP facilities.  The Company and APTS submitted a response to the RFO similar to the EOI proposal response. The DOE later invited both companies to make an oral presentation on the proposal and participate in a question and answer session in Lexington Kentucky in September 2013.  There is no indication that the DOE will accept or respond favorably to this most recent proposal but the DOE expects to announce a decision by the end of 2013.   There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining additional adequate financing to support the proposal.  However, the Company believes it has submitted a unique proposal to the DOE that offers considerable advantage to the DOE, to U.S. taxpayers, and would provide a significant financial return to the Company.

(3)

Net Loss Per Common Share - Basic and Diluted

For the nine months ended September 30, 2013, the Company had 16,450,000 stock options outstanding, 19,757,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the nine months ended September 30, 2012, the Company had 17,700,000 stock options outstanding, 38,059,303 warrants outstanding, 178,525 restricted stock awards outstanding, 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,371,550 and is reported as an asset at September 30, 2013.  For the nine months ended September 30, 2013, member distributions from RadQual totaled $58,993 and were recorded as a reduction of the investment, and for the same period in 2012, member distributions totaled $64,322. During the nine months ended September 30, 2013 and 2012, earnings allocated to the Company from RadQual totaled $36,677 and $45,925, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At September 30, 2013 and 2012, the Company had receivables from RadQual in the amount of $439,641 and $489,524, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the nine months ended September 30, 2013 and 2012, the Company had revenues from RadQual in the amount of $2,360,178 and $2,373,210, respectively, which are recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials	$247,667	$247,914
Work in progress	1,286,671	993,343
Finished goods	44,348	43,304
	$1,578,686	$1,284,561

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation with some cobalt near completion and some cobalt requiring several more years to complete.  At September 30, 2013 and December 31, 2012, the cobalt had a carrying value of $822,556 and $830,137, respectively, which is based on accumulated costs allocated to cobalt targets based on the length of time the cobalt remains in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Convertible Debentures

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Under certain conditions, the Company may force the conversion of the debentures any time following the one year anniversary of the closing date.  In addition, after the second anniversary of the closing date, the Company will have the right to redeem all or part of the debentures at any time prior to the maturity date. The Company also has the right prior to the second anniversary of the closing date to redeem all or part of the debentures if the Company successfully consummates a financing of the proposed Hobbs, New Mexico de-conversion facility in the amount of at least $25 million.  Any redemption of the debentures by the Company requires the payment of a redemption fee as set forth in the debentures.

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

In connection with this offering, the Company paid a fee and issued to the placement agent a warrant to purchase 1,091,497 shares of the Company’s common stock.  The placement warrant had a fair value of $133,285.  The value of the placement warrant and the fees are recorded as offering costs and will be amortized to expense over the life of the debentures.

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2013 and 2012, the Company issued 63,646 and 99,636 shares of common stock, respectively, to employees for proceeds of $8,241 and $10,272, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	17,700,000	$0.25
Granted	750,000	0.15
Exercised	(2,000,000)	0.03		$260,000
Forfeited	-
Outstanding at September 30, 2013	16,450,000	0.25	3.9	$215,500
Exercisable at September 30, 2013	14,200,000	$0.26	4.5	$148,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.09 per share on September 30, 2013, the last trading day of the quarter. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the day of exercise with a weighted-average price of $0.16 per share.

As of September 30, 2013, there was approximately $136,444 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2 years.

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

Restricted Stock Grants

Restricted stock awards outstanding at September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

Restricted Stock Awards	Shares
Non-vested at December 31, 2012	151,720
Granted	-
Vested	(151,720)
Forfeited	-
Non-vested at September 30, 2013	-

Total stock-based compensation expense for the nine months ended September 30, 2013 and 2012 was $179,818 and $222,958, respectively.

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

Warrants

On September 3, 2013, in an effort to raise capital to support its ongoing planned uranium de-conversion project, the Company authorized an offer to its current warrant holders to encourage them to exercise outstanding warrants.  The offer gave warrant holders two options.  The first option allowed holders of the Company’s outstanding warrants to exchange one warrant for one share of the Company’s common stock at a discounted warrant exercise price of $0.09 per share until close of business on October 4, 2013.  The second option allowed holders of the Company’s outstanding warrants to exchange two Class H or K Warrants, or four Class F or I warrants, for one share of the Company’s common stock at a discounted price of $0.06 per share.  The Company discounted the exercise price of (i) its Class F Warrants which were issued on November 7, 2008, from $0.30 to $0.09 under Option 1, and to $0.06 under Option 2, (ii) its Class H Warrants, which were issued August 24, 2011, from $0.22 to $0.09 under Option 1, and to $0.06 under Option 2, (iii) its Class I Warrants, which were issued on October 29, 2010, from $0.40 to $0.09 under Option 1, and to $0.06 under Option 2, and (iv) its Class K Warrants, which were issued on July 27, 2012, from $0.30 to $0.09 under Option 1, and to $0.06 under Option 2.  In addition to the reduced exercise price, Class K warrant holders could also apply the accrued interest on their outstanding convertible subordinated notes, due to be paid on September 30, 2013, towards the cash exercise price of either option.  As a result of this offer, 557,021 warrants were exercised under Option 1 and the Company issued 557,021 shares of its common stock for proceeds of $50,132.  $46,193 of these proceeds was applied to outstanding interest.  Under Option 2, 17,744,331 warrants were exercised and the Company issued 6,295,951 shares of its common stock for proceeds of $377,757.  $64,540 of these proceeds was applied to outstanding interest.  In total, as a result of this offer, 18,301,352 warrants were exercised and the Company issued 6,852,972 shares of its common stock for proceeds of $427,889, and $110,733 of the proceeds was applied to outstanding interest.

Warrants outstanding at September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

Warrants
Outstanding at December 31, 2012	38,059,303
Issued	-
Exercised	(18,301,352)
Forfeited	-
Outstanding at September 30, 2013	19,757,951

(7)

Notes Payable

Notes Payable

During April 2013, the Company negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  The Company converted a total of $596,816 to the note payable which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations.  In December 2011, the Company was required to change its contracting arrangement with the laboratory and entered into an Isotope and Technical Services Order Form with the DOE, pursuant to which the DOE will provide certain cobalt target fabrication and irradiation services using the ATR at the Idaho National Laboratory (INL) which is operated by Battelle Energy Alliance, LLC (BEA). This change in contract approach by the DOE resulted in a significant increase in costs to the Company in 2012 and impacted communication and coordination on production issues to the point of reducing sales during 2012.  Furthermore, in June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  Since the investigation into the leaking cobalt target, the Company has been working with BEA to resume cobalt target handling, assess the continued irradiation of in-process cobalt targets, and evaluate the design of a new cobalt production target.  The Company resumed cobalt target shipments in October 2013 and anticipates resumption of irradiation in early 2014. However, it is not certain that the INL contractor will permit continued irradiation of the in-process cobalt targets currently stored at the reactor site.  The Company is working through technical issues with the INL contractor, and, if not resolved, the Company will not be able to resume irradiation of these targets and would be forced to write down the value of the Work in Process assigned to this material and sell or salvage these targets.  Because cobalt takes approximately three years to produce, not being able to continue irradiation of these targets would cause about a three year gap in new cobalt production. To mitigate the impact of these delays and interruptions to the Company’s cobalt production activities, the Company is investigating alternative sources of cobalt supply, evaluating possible sales of lower activity cobalt already in process, looking at alternative forms of cobalt that could be substituted in some products, and identifying additional reactors for long term cobalt irradiation.

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

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within its facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. Should this occur, the current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year.  Previously, the Company maintained an irrevocable, automatically renewable letter of credit against a Certificate of Deposit at Wells Fargo Bank to provide the financial assurance required by the NRC for the operating license. However, in April 2012, that letter of credit was replaced by a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo Bank in the amount of 50% of the face value of the surety bond.  In April 2012, the Company placed $203,177 into a certificate of deposit for this purpose.  At September 30, 2013, the restricted certificate of deposit totaled $203,531.

(9) Subsequent Events

In October 2013, in accordance with the Company’s employee stock purchase plan, the Company issued 30,326 shares of common stock to employees in exchange for proceeds of $2,320.

On November 11, 2013, the Company’s Compensation Committee approved the re-pricing of 11,850,000 outstanding stock options.  The stock options all had a stated exercise price per share that was substantially above the fair market value of the Company’s common stock and members of the Committee concluded that re-pricing would provide incentive for the holders of the options.  The Company is currently valuing the re-pricing of the options.

(10)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2013	2012	2013	2012
Radiochemical Products	$450,285	$443,127	$1,316,909	$1,230,161
Cobalt Products	332,295	202,545	777,424	1,035,975
Nuclear Medicine Standards	736,238	1,021,230	2,455,987	3,223,359
Radiological Services	143,380	64,006	484,416	129,889
Fluorine Products	-	-	-	-
Transportation	18,498	62,575	118,798	166,392
Total Segments	1,680,696	1,793,483	5,153,534	5,785,775
Corporate revenue	-	-	-	-
Total Consolidated	$1,680,696	$1,793,483	$5,153,534	$5,785,775

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2013	2012	2013	2012
Radiochemical Products	$9,511	$9,293	$28,098	$27,880
Cobalt Products	18,572	24,238	62,226	71,084
Nuclear Medicine Standards	5,213	5,360	15,642	16,080
Radiological Services	1,580	2,599	5,258	7,799
Fluorine Products	32,794	37,883	154,936	141,186
Transportation	3,314	3,314	9,942	10,060
Total Segments	70,984	82,687	276,102	274,089
Corporate depreciation and amortization	30,456	16,944	39,595	29,133
Total Consolidated	$101,440	$99,631	$315,697	$303,222

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2013	2012	2013	2012
Radiochemical Products	$75,153	$18,471	$198,949	$36,727
Cobalt Products	109,987	40,889	179,744	292,490
Nuclear Medicine Standards	134,699	139,092	449,366	455,731
Radiological Services	19,749	50,931	219,712	84,298
Fluorine Products	(127,989)	(246,259)	(685,134)	(804,737)
Transportation	(5,702)	2,976	338	(21,726)
Total Segments	205,897	6,099	362,974	42,783
Corporate loss	(630,004)	(597,625)	(1,855,183)	(1,739,687)
Net Loss	$(424,107)	$(591,526)	$(1,492,209)	$(1,696,905)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2013	2012	2013	2012
Radiochemical Products	$4,356	$-	$4,356	$2,793
Cobalt Products	(6,668)	-	-	31,742
Nuclear Medicine Standards	-	2,012	3,540	2,835
Radiological Services	72,292	255,000	95,612	255,000
Fluorine Products	126,983	390,982	393,580	1,522,737
Transportation	-	-	-	-
Total Segments	196,963	647,994	497,088	1,815,107
Corporate purchases	-	-	2,937	3,414
Total Consolidated	$196,963	$647,994	$500,025	$1,818,522

	September 30,	December 31,
Segment Assets	2013	2012
Radiochemical Products	$217,584	$229,516
Cobalt Products	1,350,963	1,510,183
Nuclear Medicine Standards	554,980	451,252
Radiological Services	397,488	267,414
Fluorine Products	6,103,190	6,239,235
Transportation	15,796	29,734
Total Segments	8,640,001	8,727,334
Corporate assets	3,736,825	3,314,571
Total Consolidated	$12,376,826	$12,041,905

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements.  In particular, statements regarding growth in our business segments; progress on our depleted uranium de-conversion and fluorine extraction processing facility; potential future sales of fluoride products;  the potential market for de-conversion services; increased cash flow to meet operational needs; improvement in our financial strength, debt ratio and attractiveness to investors and lenders; future liquidity requirements; expectations with respect to obtaining cobalt in the future; and the consequences of the loss of any of our major customers or suppliers are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 28, 2013, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

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

Beginning in 2004, we began a major undertaking to construct the first commercial uranium de-conversion facility in the U.S.  Since that time we have made significant progress on the project. In April of 2012, we received the air permit from the State of New Mexico that will allow us to begin construction of the facility. In October 2012, the NRC issued a Part 40 combined construction and operating license for the planned facility. We originally submitted the license application to the NRC in December 2009, and the NRC had been reviewing the application since that time.  In July 2013, we obtained a grant in the amount of $80,000 from the State of New Mexico to install groundwater monitoring wells and initiate water sampling.  This action and the subsequent report was the first step required for the preparation of the groundwater permit with the State of New Mexico.  While the commercial uranium de-conversion business represents a significant opportunity for us, that opportunity does not change our commitment to our current core business segments.  Over the course of the past several years, we have continued to invest in these segments and have worked to reduce production costs and expand sales in each of them.

In April 2013, we made a joint announcement with Advanced Process Technology Systems, LLC (APTS) that we submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the Paducah Gaseous Diffusion Plant (PGDP) facilities and utilization of DOE’s depleted uranium hexafluoride. The proposal was provided in response to the DOE’s February 7, 2013 issuance of a request for an EOI from industry for the PGDP facilities and uranium hexafluoride inventories.  We have executed an agreement with APTS to expand our relationship by forming a new joint venture to carry out this opportunity.  In the response to the EOI, we proposed to have the joint venture operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.  The joint venture would plan to retain 600 to 700 employees for the operation of the PGDP and supporting facilities and believes that it would be able to operate the facility for approximately 15 years depending upon a number of economic and market conditions. In July 2013, the DOE ended the EOI process without a decision but issued a formal Request For Offers (RFO) for the use of the DOE stockpile of depleted uranium and for the use of PGDP facilities.  Together with APTS, we submitted a response to this RFO in August 2013 and in September 2013 we were invited to make an oral presentation and respond to questions. There is no indication that the DOE will accept or respond favorably to this most recent proposal but DOE expects to announce a decision sometime before the end of 2013.   There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining additional adequate financing to support the proposal. An additional benefit to us from this proposal is that the secondary depleted uranium tails that would result from the operation of the PGDP would be sent to the planned Hobbs de-conversion facility.  The anticipated volume of secondary tails from the PGDP would utilize 100% of the planned facility capacity for more than fifteen years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues for the three months ended September 30, 2013 were $1,680,696, as compared to $1,793,483 for the same period in 2012, an overall decrease of $112,787, or approximately 6%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Sale of Product	2013	2012	$ change	% change
Radiochemical Products	$450,285	$443,127	$7,158	2%
Cobalt Products	332,295	202,545	129,750	64%
Nuclear Medicine Standards	736,238	1,021,230	(284,992)	-28%
Radiological Services	143,380	64,006	79,374	124%
Fluorine Products	-	-	-	0%
Transportation	18,498	62,575	(44,077)	-70%
Total Segments	1,680,696	1,793,483	(112,787)	-6%
Corporate revenue	-	-	-	0%
Total Consolidated	$1,680,696	$1,793,483	$(112,787)	-6%v

Gross profit for the three months ended September 30, 2013 was $623,942, compared to $626,507 for the same period in 2012.  This represents a decrease of $2,565, or less than 1%.  Cost of sales decreased to $1,056,754 for the three months ended September 30, 2013 from $1,166,976 for the same period in 2012.  This is a decrease of $110,222 or approximately 9%. All business segments, with the exception of Cobalt Products and Radiological Services, reported a decrease in cost of sales. In the case of Radiochemical Products, Nuclear Medicine, and Transportation, the decrease is the result of continued efforts to economize on material purchases by securing more competitively priced purchasing agreements, and by lowering production costs through improved processes and restructuring of personnel. Both sales and cost of sales increased in our Cobalt Products segment.  Although, due to irradiation issues at the ATR, we were not able to recover cobalt material with a high enough activity level to support some customer orders.  However, we were able to purchase cobalt material from an alternate vendor and provide sources to some of our customers.

The following table presents gross profit data for each of our business segments for the three months ended September 30, 2013 and 2012.

	For the three- months ended Sept 30,	% of Total Sales	For the three- months ended Sept 30,	% of Total Sales
	2013	2013	2012	2012
Total Sales	$1,680,696		$1,793,483
Cost of Sales
Radiochemical Products	$340,443	20%	$369,461	21%
Cobalt Products	150,485	9%	28,405	2%
Nuclear Medicine Standards	491,864	29%	729,435	41%
Radiological Services	70,741	4%	18,339	1%
Flourine Products	-	-	-	-
Transportation	3,221	1%	21,336	1%
Total Segments	$1,056,754	63%	$1,166,976	65%

Gross Profit	$623,942		$626,507
Gross Profit %	37%		35%

Operating expenses decreased to $951,452 for the three months ended September 30, 2013, from $1,187,554 for the same period in 2012.  This decrease of $236,102, or approximately 20%, is the result of overall operating expense reductions through management’s continued efforts to reduce discretionary costs where possible and secure beneficial pricing on general operating purchases. Research and development expense incurred, with regard to the planning and construction of the proposed de-conversion facility we plan to build in New Mexico, decreased by approximately 48%, to $111,636 for the three months ended September 30, 2013, from $215,632, for the same period in 2012.  This $103,996 reduction in expenditures is the result of current limited funding available to invest in the project; however, if and when funds do become available, we expect to increase our investment in this area.   Salaries and contract labor costs decreased by $73,253, for the three-month period ended September 30, 2013, as compared to the same period in 2012. This is a decrease of $73,253 and is the result of restructuring staff and reducing overall labor hours.

The following table presents a comparison of total operating expenses for the three months ended September 30, 2013 and 2012:

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Operating Costs and Expenses:	2013	2012	% change	$ change
Salaries and Contract Labor	$404,082	$477,335	-15%	$(73,253)
General, Administrative and Consulting	435,734	494,587	-12%	(58,853)
Research and Development	111,636	215,632	-48%	(103,996)
Total operating expenses	$951,452	$1,187,554	-20%	$(236,102)

Our net loss for the three months ended September 30, 2013 was $424,107, compared to $591,526 for the same period in 2012.  This is a decrease in loss of $167,419, or approximately 28%, and is the result of the slight increase in gross profit percentage discussed above, as well as a reduction of overall operating costs and expenses.

Interest expense for the three months ended September 30, 2013 was $119,839, compared to $80,266 for the same period in 2012. The increase of $39,573 is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013.  In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature in July 2017, and are unsecured.  Interest expense, in the amount of $27,000, is accrued monthly on these debentures.  In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures bear interest at 10% per year, and mature in February 2015.  Interest expense, in the amount of $12,000, is accrued monthly on these debentures.

Radiochemical Products.  Revenues from the sale of radiochemical products for the three months ended September 30, 2013 were $450,285, compared to $443,127 for the same period in 2012.  This represents an increase in revenue of $7,158, or approximately 2%.  Sales of radiochemical products decreased throughout 2011 and 2012, as the result of customers shifting away from the use of radiochemical grade product and towards the use of pharmaceutical grade product.  That negative trend stabilized near the end of 2012 and it appears that this segment is resuming its historical percentage growth rate.  Gross profit of radiochemical products for the three months ended September 30, 2013 was $109,842, compared to $73,667 for the same period in 2012.  Gross profit percentages were approximately 24% and 16% for the three months ended September 30, 2013 and 2012, respectively.  This increase in gross profit is attributable to increased sales, process efficiencies, and adjustments to our pricing structure. Operating expense for this segment decreased to $34,690 for the three months ended September 30, 2013, compared to $55,196 for the same period in 2012. This is a decrease of $20,506, or approximately 37%.  This significant decrease is largely the result of decreased consulting expense associated with continued product upgrades. This segment reported net income of $75,153 for the three months ended September 30, 2013, as compared to net income of $18,471 for the same period in 2012.  This increase of $56,682, or approximately 307%, is the result of increased sales and reduced cost of sales discussed above as well as customers resuming purchases of radiochemical grade product.

Cobalt Products.  Revenues from the sale of cobalt products for the three months ended September 30, 2013 were $332,295, compared to $202,545 for the same period in 2012. This represents an increase in revenue of $129,750, or approximately 64%.This increase in revenue was due to increased sealed source sales.  Although we were not able to use any of our cobalt target material being held in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) to support these sales, we were able to procure cobalt material from another commercial source and use recycled material to fulfill some pending customer orders.   Our sealed source sales currently depend on our ability to procure cobalt target material from the DOE’s ATR and, for over a year, we had not been able to obtain high specific activity material from the reactor to meet customer demand. However, we were able to resume cobalt shipments in October 2013.  At the present time we are still working with the Idaho National Laboratory contractor and the DOE to consider resuming irradiation of our other cobalt targets.  At this time, however, we cannot be assured that all of our targets held at the ATR will be able to undergo further irradiation or be available to us at an adequate activity level for our use.  We will also continue to seek other sources of cobalt material to secure future supply so that we can meet customer needs.

As mentioned above, the production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations.  In 2011, we were required to change our contracting arrangement with the laboratory, which resulted in a significant increase in our cobalt production costs and impacted communication and coordination of production activity to the point of negatively impacting sales during 2012. Furthermore, in June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  Since the investigation into the leaking cobalt target, we have worked with BEA to resume cobalt target handling, assess the continued irradiation of in process cobalt targets, and evaluate the design of a new cobalt production target. We will continue this collaborative work and anticipate resumption of irradiation of our cobalt targets in early 2014.

Gross profit for cobalt products for the three months ended September 30, 2013 was $181,810, compared to $174,140 for the same period in 2012.  Operating expense in this segment decreased by $61,426, or approximately 46%, for the three months ended September 30, 2013, as compared to the same period in 2012, as the result of decreased project management and contract fees directly related to cobalt production activities.  Our net income for cobalt products was $109,987 for the three months ended September 30, 2013, as compared to net income of $40,889 for the same period in 2012.  The increase in net income of $69,098, or approximately 169%, is attributable to the increase in sealed source sales and the significant decrease in project management fees paid to the DOE for oversight of cobalt production.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the three months ended September 30, 2013 were $736,238, compared to $1,021,230 for the same period in 2012.  This represents a decrease in revenue attributable to this segment of $284,992, or approximately 28%.  This period-to-period comparison includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three month periods ended September 30, 2013 and 2012:

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Nuclear Medicine Standards	2013	2012	$ change	% change
Sales
Nuclear Medicine Sources	$402,690	$466,850	$(64,160)	-14%
TI Services LLC	333,548	554,380	(220,832)	-40%
	$736,238	$1,021,230	$(284,992)	-28%

TI Services, LLC sales for the three months ended September 30, 2013, were $333,548 as compared to $554,380, for the same period in 2012, a decrease of $220,832, or approximately 40%.  This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging which is the result of clinics shifting towards maintaining electronic records. We are working closely with RadQual, LLC, our partner in this joint-venture, to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.  Sales of nuclear medicine products in this segment decreased to $402,690, for the three months ended September 30, 2013, from $466,850 for the same period in 2012.  This decrease of $64,160, or approximately 14%, was due to clinics delaying replacement of imaging sources, for economic reasons. We believe that as the global economy improves our flood source and miscellaneous source sales in this segment will potentially return to historical growth levels.

Gross profit for our nuclear medicine business segment for the three months ended September 30, 2013 was $244,373, as compared to $291,795 for the same period in 2012, a decrease of $47,422, or approximately 16%. Operating expense for this segment for the three months ended September 30, 2013 decreased to $106,673, from $152,704 for the same period in 2012. This decrease of $43,031 is attributable to decreased operating expense reported by both TI Services, LLC, and all other nuclear medicine areas. This decrease in operating expense is the result of implementation of cost saving measures including restructuring of personnel.  Net income for this segment for the three months ended September 30, 2013, was $134,699 compared to $139,092 for the same period in 2012. We will continue our efforts to expand this line of business through our joint venture, TI Services, LLC, and this, coupled with the additional certifications for foreign sales we have obtained, we anticipate stronger sales and profitability in this segment in the future.

Radiological Services.  Revenues from radiological services for the three months ended September 30, 2013 were $143,380, compared to $64,006 for the same period in 2012, an increase of $79,374, or approximately 124%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. The majority of the increased revenue within this segment was the result of increased field service activity. In 2012, we obtained an amendment to our NRC license that allows the performance of certain field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units.  Based upon our current contract commitments for this type of work, we expect that field services will continue to make significant positive contributions and be the primary source of revenue in this segment for the remainder of 2013.

Gross profit for this segment for the three months ended September 30, 2013 was $72,638, compared to $45,667 for the same period in 2012.  This is an increase of $26,971, or approximately 59% and is attributable to the significant increase in revenue in this business segment.  Operating expense for the three months ended September 30, 2013 was $58,606, as compared to $21,306 for the same period in 2012.  This increase of $37,300, or approximately 175%, was due to increases in general labor support and unique equipment and supplies related to field service work. Net income for the three months ended September 30, 2013 was $19,749, as compared to $50,931 for the same period in 2012. We anticipate net income to increase for the remainder of 2013 as initial costs related to launching the field services work diminish.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three months ended September 30, 2013, or for the same period in 2012.  We have developed our fluorine products segment in conjunction with our planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. During the three months ended September 30, 2013, we recorded approximately $128,000 of planning, licensing, and other expense as compared to approximately $246,000 in 2012.  This is a decrease of approximately $118,000, or approximately 48%, and is the result of reduced project spending due to the decrease in available funding.  However, we received our Part 40 construction and operating license from the NRC in October 2012 and to the extent that funding becomes available, we will continue to advance the formal design of the facilities.  Having completed our FEP testing program during 2012, we have shut down the FEP pilot scale facility in Idaho Falls and do not anticipate any revenue from the sale of fluoride products in 2013.  We also received an $80,000 grant from the State of New Mexico to be used towards installation of groundwater monitoring wells, and during the second quarter of 2013 completed the installation of these wells on the property at the proposed site of construction.  These monitoring wells are required as a part of the process to obtain the final groundwater permit for the operation of the depleted uranium facility.

Transportation.  Revenues from transportation services for the three months ended September 30, 2013 were $18,498, compared to $62,575 for the same period in 2012. This is a decrease of $44,077, or approximately 70%. Revenues in this business segment are directly affected by the activity of our cobalt products business segment since we primarily use our transportation services to support the transport of cobalt products. As revenues for our cobalt products segment regain strength and our radiological services segment continues its growth, we anticipate that our transportation segment revenues will grow as well. Gross profit was $15,277 for the three months ended September 30, 2013, compared to $41,240 for the same period in 2012, and operating expense was $20,979 for the three months ended September 30, 2013, compared to $38,264 for the same period in 2012. Net loss for this segment was $5,702 for the three months ended September 30, 2013, and net income was $2,976 for the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues for the nine-month period ended September 30, 2013 were $5,153,534, as compared to $5,785,775 for the same period in 2012, a decrease of $632,241, or approximately 11%.

The following table presents a period-to-period comparison of total revenue by segment:

	For the nine- months ended Sept 30,	For the nine- months ended Sept 30,
Sale of Product	2013	2012	$ change	% change
Radiochemical Products	$1,316,909	$1,230,161	$86,748	7%
Cobalt Products	777,424	1,035,975	(258,551)	-25%
Nuclear Medicine Standards	2,455,987	3,223,359	(767,372)	-24%
Radiological Services	484,416	129,889	354,527	273%
Flourine Products	-	-	-	0%
Transportation	118,798	166,392	(47,594)	-29%
Total Segments	5,153,534	5,785,776	(632,241)	-11%
Corporate revenue	-	-	-	0%
Total Consolidated	$5,153,534	$5,785,776	$(632,241)	-11%

Gross profit for the nine-month period ended September 30, 2013 was $1,991,574, compared to $1,954,200, for the same period in 2012.  This represents an increase of $37,374, or approximately 2%.  Operating expenses were $3,199,908 for the nine-month period ended September 30, 2013, compared to $3,658,817 for the same period in 2012.  This represents a decrease of $458,909 or approximately 13%.  Although all operating costs decreased for the nine-month period ended September 30, 2012, the most significant decrease was for research and development which decreased to $555,305, from $780,487, for the same period in 2012.  This is a $225,182 decrease, or approximately 29%, and is the result of decreased funds available for research and development costs related to the de-conversion facility we plan to construct in New Mexico.   Salaries and Contract Labor expense decreased by $134,307, or approximately 10%, which is the combined result of recording less non-cash equity compensation and restructured staffing for the nine-month period ended September 30, 2013 as compared to the same period in 2012. General, administrative and consulting expense decreased by $99,420, or approximately 7%, and is the result of overall cost reducing measures, particularly for discretionary costs, implemented by management.

The following table shows a year-to-year comparison of total operating expenses for the nine-month period:

	For the nine- months ended Sept 30,	For the nine months ended Sept 30,
Operating Costs and Expenses:	2013	2012	% change	$ change
Salaries and Contract Labor	$1,272,319	$1,406,626	-10%	$(134,307)
General, Administrative and Consulting	1,372,284	1,471,704	-7%	(99,420)
Research and Development	555,305	780,487	-29%	(225,182)
Total operating expenses	$3,199,908	$3,658,817	-13%	$(458,909)

Interest expense for the nine months ended September 30, 2013 was $329,291, compared to $111,493 for the same period in 2012. This is an increase of $217,798, or approximately 195%.   This significant increase in interest expense is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013.  In July 2012 the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017, and are unsecured.  Interest expense, in the amount of $27,000, is accrued monthly and the total amount due for the first interest payment on September 30, 2013 was $290,000.   Of the interest due, $110,733 was applied to amounts receivable in a discounted warrant exercise offer in September 2013, and the balance of $179,267 was paid in cash per the terms of the notes.

In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures bear interest at 10% per year, and mature in February 2015.  Interest expense, in the amount of $12,000, is accrued monthly.

Our net loss for the nine-month period ended September 30, 2013, was $1,492,209 as compared to $1,696,905 for the same period in 2012.  This is a decrease in loss of $204,696, or approximately 12%.  This decrease in loss for the nine-month period ended September 30, 2013, is due to the increase in gross profit and significant decrease in operating expenses as compared to the same period in 2012.

Radiochemical Products.  Revenues from the sale of radiochemical products for the nine-month period ended September 30, 2013, were $1,316,909, compared to $1,230,161 for the same period in 2012. This is an increase in revenue of $86,748, or approximately 7%.   The increased revenue within this segment is the result of increased demand for certain radiochemical products as well as marketing strategies and continued commitment to excellent customer service.

Gross profit percentages for this segment for the nine months ended September 30, 2013 and 2012 were approximately 24% and 13%, respectively. This increase of approximately 11% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the nine-month period ended September 30, 2013 was $117,478, compared to $126,292 for the same period in 2012. This decrease of $8,814, or approximately 8%, is due to decreased costs for contract services in the nine-month period comparison. Net income for this segment increased for the nine-month period ended September 30, 2013, to $198,949 from $36,727 for the same period in 2012.  This increase of $162,222, or approximately 442%, is due to the increase in sales and significant reduction of operating expenses for the nine months ended September 30, 2013 as compared to the same period in 2012.

 Cobalt Products.  Revenues from the sale of cobalt products for the nine-month period ended September 30, 2013 were $777,424, compared to $1,035,975 for the same period in 2012. This represents a decrease in revenue of $258,551, or approximately 25%.  Our sealed source manufacturing generates the majority of our revenue in this segment.  These sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR and due to a curtailment of irradiation activity at the ATR, we were not able to obtain high specific activity material from the reactor to meet significant pending customer orders. However, we were able to procure cobalt material from another commercial source and resume some source production.  Our sealed source sales depend on our ability to obtain high specific activity material from the reactor, and although, in October 2013, our ability to obtain target material partially resumed, we cannot be assured that all of our targets held at the ATR will be able to undergo further irradiation or be available to us at an adequate activity level for our future use.   We are working with the DOE and the subcontractor to resolve technical issues that would enable us to resume irradiation activity in 2014.  In addition, we will continue seeking alternate sources of cobalt material to meet our customer demands.

Gross profit for cobalt products for the nine-month period ended September 30, 2013 was $424,831, as compared to $673,267 for the same period in 2012. This decrease in gross profit of $248,436 or approximately 37%, again, is the result of our inability to obtain the high specific activity cobalt material required to manufacture our sealed source products which generate the majority of revenue in this segment. Operating expense in this segment decreased by $135,689, to $245,088 for the nine-month period ended September 30, 2013, from $380,777 for the same period in 2012. This is a decrease of approximately 36% and is due to decreased contract costs with the DOE Isotopes Business Office which acted as a contract administrator in managing the production of cobalt at the ATR.  Net income for the nine months ended September 30, 2013 was $179,744, compared to $292,490 for the same period in 2012. This decrease of $112,746, or approximately 39%, is attributable to the decreased revenue and general productivity in this business segment resulting from the unavailability of cobalt material.  As mentioned above, we will continue to work with the DOE and its sub-contractor to resolve cobalt production issues and further explore alternate supply sources so that we may obtain additional material necessary to manufacture the products for pending and future customer orders.

Nuclear Medicine Standards.  Revenues from nuclear medicine products for the nine-month period ended September 30, 2013 were $2,455,987 compared to $3,223,359 for the same period in 2012.  This represents a decrease in revenue attributable to this segment of $767,372, or approximately 24%.

The table below presents nuclear medicine standards revenues for the nine month periods ended September 30, 2013 and 2012.

	For the nine months ended Sept 30,	For the nine months ended Sept 30,
Nuclear Medicine Standards	2013	2012	$ change	% change
Sales
Nuclear Medicine Sources	$1,307,127	$1,365,681	$(58,554)	-4%
TI Services LLC	1,148,860	1,857,678	(708,818)	-38%
Total Sales	$2,455,987	$3,223,359	$(767,372)	-24%

The decline in revenue in this segment, for the nine months ended September 30, 2013, is largely attributable to the decrease in sales reported by our joint venture, TI Services, LLC.  In December 2010, we formed a 50/50 joint venture, TI Services, LLC, with RadQual, LLC, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  We report our investment in TI Services, LLC on a consolidated basis in our Nuclear Medicine Standards business segment.  TI Services, LLC sales for the nine months ended September 30, 2013 were $1,148,860, compared to $1,857,678 for the same period in 2012.  This is a decrease of $708,818, or approximately 38%.  This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging which is the result of clinics shifting towards maintaining electronic records. We are working closely with RadQual, LLC, our partner in the TI Services, LLC joint-venture, to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.  Sales of Nuclear Medicine Sources decreased to $1,307,127 for the nine months ended September 30, 2013, from $1,365,681 for the same period in 2012.  This decrease of $58,554, or approximately 4%, reflects recent fluctuations in product sales due to clinics holding back, for economic reasons, on replacing imaging and calibration sources.

Gross profit for this segment for the nine-month period ended September 30, 2013 was $846,064, as compared to $949,729 for the same period in 2012, a decrease of $103,665, or approximately 11%.  Operating expense for this segment for the nine-month period ended September 30, 2013 decreased to $396,688, from $493,999 for the same period in 2012.  This is a decrease of $97,311 or approximately 20%.  This decrease is the result of management’s implementation of cost control measures within both the nuclear medicine segment as well as TI Services, LLC, including closely managing material purchases as well as the restructuring of personnel. Net income for this segment was down slightly to $449,366 from $455,731 for the nine-month periods ended September 30, 2013 and 2012, respectively. We will continue our efforts to expand sales in this segment through TI Services, LLC and the development of new products and  believe that as market conditions recover, so too will the overall financial performance of this business segment.

Radiological Services.  The radiological services segment reported revenues of $484,416 for the nine-month period ended September 30, 2013 and $129,889 for the same period in 2012.  This is an increase of $354,527, or approximately 273%.  Revenue from field service work performed in connection with the DOE’s OSRP has accounted for the majority of the revenue increase within this segment, however, gemstone processing activities have shown strong growth as well for the nine-month period ended September 30, 2013, as compared to the same period in 2012. We anticipate that this positive trend will continue through 2013 based on demonstrated increased market demand for gemstones.

Gross profit was $311,085, for this segment for the nine months ended September 30, 2013, and $74,515 for the same period in 2012.  This is an increase in gross profit of $236,570, and is the result of both the increased revenue from gemstone processing and, a significant increase in radiological field services work. Operating costs were $104,703 and $37,149 for 2013 and 2012, respectively, for the nine-month period. Operating costs in this segment were increased due to initial outlay for unique supplies and equipment related to OSRP field services work. Net income for the nine-month period ended September 30, 2013, was $219,712, as compared to $84,298 for the same period in 2012.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the nine months ended September 30, 2013 or for the same period in 2012.  We are developing our fluorine products in conjunction with the planned uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. Our Fluorine Extraction Process (FEP) patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. Having completed our FEP testing program during 2012, we have shut down the FEP pilot scale facility in Idaho Falls, Idaho, and have terminated our lease on the pilot facility premises. We do not anticipate any revenue from the sale of fluoride products in 2013.

During the nine months ended September 30, 2013, we incurred expenses of approximately $685,000 for planning, licensing, and other expense, as compared to approximately $805,000 for the same period in 2012.  We obtained an $80,000 grant from the State of New Mexico during the second quarter of 2013, which was used to install several groundwater monitoring wells on the property at the proposed site of construction.  These monitoring wells are required as a part of the process to obtain the final groundwater permit for the operation of the depleted uranium facility.  Funding for this project was limited during the nine months ended September 2013, however, as funds become available to us, we will continue to invest in the planned uranium de-conversion facility.

Transportation.  Revenues from transportation services for the nine months ended September 30, 2013 were $118,798, compared to $166,392 for the same period in 2012.  Revenues in this business segment were directly affected by the decreased activity in our cobalt products segment; however, this was offset by the added opportunities for transportation services in our radiological services area. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well.

Gross profit for this segment was $93,169 for the nine months ended September 30, 2013, compared to $93,671 for the same period in 2012, and operating expense was $83,830 for the nine months ended September 30, 2013, compared to $115,397 for the same period in 2012. Net income for this segment was $338, and net loss was $21,726 for the nine months ended September 30, 2013, and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2013, we had cash and cash equivalents of $534,578.  For the nine months ended September 30, 2013, net cash used in operating activities was $915,182.  Use of cash in operating activities is a combination of typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

Inventories at September 30, 2013 totaled $1,578,686, and inventories at December 31, 2012 totaled $1,284,561.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 81% of total work in process inventory cost for the nine months ended September 30, 2013, and approximately 80% of total inventory cost for the same period in 2012. At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to desired and marketable levels.  If the DOE’s contractor is not able to perform this work, we may, at a future date, be forced to remove all viable targets from the ATR, and write-off our remaining cobalt inventory.  However, at this time, we are working with the contractor and are hopeful that we will be able to resume irradiation in 2014.

Decreases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

For the nine months ended September 30, 2013, cash used in investing activities totaled $437,393. During this nine-month period, we purchased approximately $100,000 of new equipment for use in our current business segments and capitalized approximately $394,000 of costs incurred in the planning and construction of the planned de-conversion facility.

Financing activities provided cash of $1,341,010 during the nine months ended September 30, 2013.  This was the result of cash proceeds received from the exercise of stock options and proceeds from stock purchased through our Employee Stock Purchase Plan.  We also received cash proceeds from the issuance of convertible debt in February 2013 in the amount of $1,060,000. Principal payments made on outstanding debt totaled $185,120.

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

Total decrease in cash for the period ended September 30, 2013, compared to December 31, 2012, was $11,565 which was the result of typical operating purchases, including inventory purchases, as well as cash paid for services in support of the planned uranium de-conversion facility.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  The company converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

On September 3, 2013, we authorized an offer to current warrant holders encouraging them to exercise outstanding warrants.  The offer gave warrant holders two options.  The first option allowed holders of outstanding warrants to exchange one warrant for one share of our common stock at a discounted warrant exercise price of $0.09 per share until close of business on October 4, 2013.  The second option allowed holders of outstanding warrants to exchange two Class H or K Warrants, or four Class F or I warrants, for one share of our common stock at a discounted price of $0.06 per share.  We discounted the exercise price of (i) Class F Warrants which were issued on November 7, 2008, from $0.30 to $0.09 under Option 1, and to $0.06 under Option 2, (ii) Class H Warrants, which were issued August 24, 2011, from $0.22 to $0.09 under Option 1, and to $0.06 under Option 2, (iii) Class I Warrants, which were issued on September October 29, 2010, from $0.40 to $0.09 under Option 1, and to $0.06 under Option 2, and (iv) Class K Warrants, which were issued on July 27, 2012, from $0.30 to $0.09 under Option 1, and to $0.06 under Option 2.  In addition to the reduced exercise price, Class K warrant holders could also apply the accrued interest on their outstanding convertible subordinated notes, due to be paid on September 30, 2013, towards the cash exercise price of either option.  As a result of this offer, 557,021 warrants were exercised under Option 1 and we issued 557,021 shares of common stock for proceeds of $50,132, with $46,193 of these proceeds applied to outstanding interest.  Under Option 2, 17,744,331 warrants were exercised and we issued 6,295,951 shares of common stock for proceeds of $377,757, with $64,540 of these proceeds applied to outstanding interest.  In total, as a result of this offer, 18,301,352 warrants were exercised and the Company issued 6,852,972 shares of its common stock for proceeds of $427,889, with $110,732 of the proceeds applied to outstanding interest.

We expect that cash from operations and our current cash balance will be sufficient to fund operations for the next twelve months.

We are continuing to pursue the planning and construction of a depleted uranium de-conversion and fluorine extraction processing facility in New Mexico.  We spent approximately $370,000 during the first nine months of 2013, which includes planning and other expenses, as well as cash spent on capitalized assets for the project. These expenditures included further work on the New Mexico groundwater permitting process, pursuing financing arrangements on the planned facility, and pursuing additional long term sales agreements with customers for various fluoride products that will be produced by the planned facility.  We will continue additional work on the planned de-conversion facility as funding allows, however, there can be no assurance that we will be able to secure additional equity or debt financing on acceptable terms, or at all.

We have a long term investment of $1,371,550, which represents a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no immediate action pending or planned to acquire the remainder of those shares.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At September 30, 2013, there were 19,757,951 outstanding warrants to purchase our common stock.  Included in these are 3,000,000 Class F Warrants issued in November 2008, with an exercise price of $0.30 per share and an expiration date of November 10, 2013;  1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; and, 12,424,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015, and 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of September 30, 2013, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our proposal for operation of the Paducah Gaseous Diffusion Plant (PGDP) may not be accepted by the Department of Energy, and even if it is, our joint venture to operate the PGDP may not be profitable.  In April 2013, we and Advanced Process Technology Systems, LLC (APTS) announced that we have submitted a response to the U.S. Department of Energy’s (DOE) request for an Expression of Interest (EOI) for the operation of the PGDP facilities and utilization of the DOE’s depleted uranium hexafluoride.   In July the DOE terminated the EOI process and issued a formal Request For Offers (RFO). We have executed an agreement with APTS to expand our relationship to form a new joint venture to carry out the PGDP operations and submitted a response to the RFO to operate a significant portion of the PGDP facilities utilizing some of the existing inventories of depleted uranium material.    The proposal will be  reviewed by the DOE but DOE has no obligation to accept our, or any other, RFO proposal.  There are a number of factors that could limit the ability of the joint venture to obtain the DOE’s acceptance or operate the PGDP, including, but not limited to, obtaining adequate financing to support the proposal and operations of the PGDP.  In addition, even if the DOE were to accept our proposal, there are no assurances that the joint venture will successfully operate the PGDP or that the joint venture will be profitable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2013, we authorized an offer to current warrant holders encouraging them to exercise outstanding warrants.  The offer gave warrant holders two options.  The first option allowed holders of outstanding warrants to exchange one warrant for one share of our common stock at a discounted warrant exercise price of $0.09 per share until close of business on October 4, 2013.  The second option allowed holders of outstanding warrants to exchange two Class H or K Warrants, or four Class F or I warrants, for one share of our common stock at a discounted price of $0.06 per share.  We discounted the exercise price of (i) Class F Warrants which were issued on November 7, 2008, from $0.30 to $0.09 under Option 1, and to $0.06 under Option 2, (ii) Class H Warrants, which were issued August 24, 2011, from $0.22 to $0.09 under Option 1, and to $0.06 under Option 2, (iii) Class I Warrants, which were issued on September October 29, 2010, from $0.40 to $0.09 under Option 1, and to $0.06 under Option 2, and (iv) Class K Warrants, which were issued on July 27, 2012, from $0.30 to $0.09 under Option 1, and to $0.06 under Option 2.  In addition to the reduced exercise price, Class K warrant holders could also apply the accrued interest on their outstanding convertible subordinated notes, due to be paid on September 30, 2013, towards the cash exercise price of either option.  As a result of this offer, 557,021 warrants were exercised under Option 1 and we issued 557,021 shares of common stock for proceeds of $50,132, with $46,193 of these proceeds applied to outstanding interest.  Under Option 2, 17,744,331 warrants were exercised and we issued 6,295,951 shares of common stock for proceeds of $377,757, with $64,540 of these proceeds applied to outstanding interest.  In total, as a result of this offer, 18,301,352 warrants were exercised and the Company issued 6,852,972 shares of its common stock for proceeds of $427,889, with $110,732 of the proceeds applied to outstanding interest.  The shares of common stock issued upon exercise of the warrants was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	International Isotopes Inc.
(Registrant)

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.