Form 10-Q
period 2014-03-31
INTERNATIONAL ISOTOPES INC
filed 2014-05-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the number of shares of Common Stock, $.01 par value, outstanding was 369,395,849.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2014

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$620,039	$456,374
Accounts receivable	861,549	1,046,403
Inventories	1,259,538	1,478,349
Prepaids and other current assets	449,377	613,795
Total current assets	3,190,503	3,594,921

Long-term assets
Restricted certificate of deposit	203,177	204,222
Property, plant and equipment, net	2,234,821	2,271,153
Capitalized lease disposal costs, net	87,124	90,199
Investment	1,366,674	1,368,808
Patents and other intangibles, net	4,458,402	4,478,711
Total long-term assets	8,350,198	8,413,093
Total assets	$11,540,701	$12,008,014

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$459,394	$732,449
Accrued liabilities	667,995	610,759
Current installments of notes payable net of debt discount	524,331	341,373
Total current liabilities	1,651,720	1,684,581

Long-term liabilities
Convertible debt net of debt discount	3,835,537	3,806,452
Obligation for lease disposal costs	577,697	566,369
Notes payable net of current portion	202,311	254,198
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,465,545	5,477,019
Total liabilities	7,117,265	7,161,600

Stockholders’ equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 369,346,584 and 369,130,899 shares issued and outstanding respectively	3,693,466	3,691,314
Additional paid in capital	117,813,220	117,783,738
Accumulated deficit	(117,149,354)	(116,697,147)
Equity attributable to International Isotopes Inc. stockholders	4,357,332	4,777,905
Equity attributable to noncontrolling interest	66,104	68,509
Total equity	4,423,436	4,846,414
Total liabilities and stockholders’ equity	$11,540,701	$12,008,014

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2014	2013

Sale of product	$1,948,856	$1,672,789
Cost of product	1,144,428	1,093,269
Gross profit	804,428	579,520

Operating costs and expenses:
Salaries and contract labor	387,358	452,460
General, administrative and consulting	507,222	481,522
Research and development	81,947	232,819
Total operating expenses	976,527	1,166,801

Net operating loss	(172,099)	(587,281)

Other income (expense):
Other income (expense)	5,283	4,165
Equity in net income of affiliate	21,580	2,746
Interest income	295	388
Interest expense	(309,669)	(100,118)
Total other income (expense)	(282,511)	(92,819)
Net loss	(454,610)	(680,100)
Loss attributable to non-controlling interest	2,405	11,208

Net loss attributable to International Isotopes Inc.	$(452,205)	$(668,892)

Net loss per common share – basic and diluted	$-	$-

Weighted average common shares outstanding -
basic and diluted	369,150,813	360,420,968

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(454,610)	$(680,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income in equity method investment	(21,580)	(2,746)
Depreciation and amortization	68,455	110,827
Loss on disposal of property, plant and equipment	-	3,607
Accretion of obligation for lease disposal costs	11,328	10,464
Accretion of beneficial conversion feature and debt discount	211,527	23,677
Equity based compensation	29,193	107,063
Changes in operating assets and liabilities:
Accounts receivable	184,854	(107,154)
Prepaids and other assets	164,418	193,364
Inventories	218,811	(45,730)
Accounts payable and accrued liabilities	(215,819)	58,746
Net cash provided by (used in) operating activities	196,577	(327,982)

Cash flows from investing activities:
Restricted certificate of deposit	1,045	(354)
Dividends received from equity method investment	23,714	18,232
Purchase of property, plant and equipment	(8,739)	(137,657)
Net cash provided by (used in) investing activities	16,020	(119,779)

Cash flows from financing activities:
Proceeds from sale of stock	2,439	2,910
Proceeds from issuance of debt	-	1,060,000
Principal payments on notes payable and capital leases	(51,371)	(100,000)
Net cash provided by (used in) financing activities	(48,932)	962,910

Net increase in cash and cash equivalents	163,665	515,149
Cash and cash equivalents at beginning of period	456,374	546,143
Cash and cash equivalents at end of period	$620,039	$1,061,292

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,891	$29,030

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$-	$75,715

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2014

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the three-month period ended March 31, 2014, the Company reported a net loss of $452,205, net of non-controlling interest loss, and net cash provided by operating activities of $196,577. During the same period in 2013, the Company reported a net loss of $668,892, net of non-controlling interest loss, and net cash used in operating activities of $327,982.

Over the past few years, the Company has made significant investments in the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility, a project the Company started in 2004.  During the three-month period ending March 31, 2014, the Company incurred costs of approximately $103,182 to maintain licenses and other necessary project investments. During the same three-month period in 2013, the Company incurred costs of approximately $278,476 for planning and development activities on the project.

Since beginning its efforts to design and build this large scale uranium de-conversion facility, the Company acquired seven patents for the Fluorine Extraction Process (“FEP”) and later designed, built, and operated an FEP pilot plant to produce a fluoride gas from de-conversion of uranium tetrafluoride.  Following completion of testing, the plant was shut down in 2013.  In October 2012, the Company obtained the Nuclear Regulatory Commission’s (“NRC”) construction and operating license for the planned de-conversion facility.  This is a forty (40) year operating license and is the first commercial license of this type issued in the U.S.  There are no other companies with a similar license application under review by the NRC.  Therefore, the Company believes that the NRC license represents a significant competitive barrier and that it provides it with a very valuable asset.

However, since the start of this project, there have been several changes in the nuclear industry that have caused the Company to place near-term engineering work on this de-conversion project on hold.  When the Company began pursuing this project, there were three companies planning for construction of new commercial uranium enrichment plants in the U.S. and a fourth company using the Silex laser separation technology. The Company had been communicating with all of them for possible de-conversion agreements to process its tails and was successful in obtaining a de-conversion service agreement with URENCO USA (“UUSA”) that would use approximately 50% of the installed processing capacity of its proposed de-conversion facility.  Plans to obtain additional contracts with the other enrichment companies in order to commit 100% of the planned facility’s capacity have been delayed because of the slowdown in nuclear industry growth.  Having contracts in place for the full plant capacity is necessary for the Company to obtain funding for the project and it believes that one or more of these companies are likely to resume construction plans on a new enrichment facility within the next few years because of the continued expansion of nuclear power overseas.  When these plans do resume, the Company intends to resume contract talks to commit the remaining capacity for its planned de-conversion facility and continue efforts to obtain project financing to proceed with the design and construction of the facility.  It is also expected that the Company will be able to revise its contract dates with UUSA once one of these other enrichment companies resumes construction planning.

The Company is renewing its focus upon its long-standing core business segments and working to reduce operating costs as well as create new business opportunities within those segments.  The results of these efforts have led to positive cash flow produced by operating activities for the first quarter of 2014 and for the first time in the Company’s operating history.  While there can be no assurances that this positive cash flow from operations will continue the Company intends to continue to work towards achieving profitability based upon the performance of its current business segments.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three months ended March 31, 2014, the Company had 16,450,000 stock options outstanding, 27,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended March 31, 2013, the Company had 18,450,000 stock options outstanding, 38,059,303 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment and Related Parties

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,366,674 and is reported as an asset at March 31, 2014.  For the three months ended March 31, 2014, member distributions from RadQual totaled $23,714 and were recorded as a reduction of the investment, and for the same period in 2013, member distributions totaled $18,232. During the three months ended March 31, 2014 and 2013, earnings allocated to the Company from RadQual totaled $21,580 and $2,746, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At March 31, 2014 and 2013, the Company had receivables from RadQual in the amount of $497,645 and $508,513, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended March 31, 2014 and 2013, the Company had revenue from RadQual in the amount of $762,750 and $850,768, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials	$244,503	$247,667
Work in progress	995,046	1,206,708
Finished goods	19,989	23,974
	$1,259,538	$1,478,349

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of irradiation with some cobalt near completion and some cobalt requiring several more years to complete.  At March 31, 2014 and December 31, 2013, the cobalt had a carrying value of $789,193 and $957,221, respectively, which is based on accumulated costs allocated to cobalt targets based on the length of time the cobalt remains in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the three months ended March 31, 2014 and 2013, the Company issued 47,825 and 21,394 shares of common stock, respectively, to employees for proceeds of $2,439 and $2,910, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	16,450,000	$0.09
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2014	16,450,000	0.09	3.5	$-
Exerciseable at March 31, 2014	14,387,500	$0.09	4.0	$-

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.05 per share on March 31, 2014, the last trading day of the quarter. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the day of exercise with a weighted-average price of $0.09 per share.

As of March 31, 2014, there was approximately $98,742 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.7 years.

Total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $29,193 and $107,063, respectively.

Pursuant to an employment agreement with our CEO, the Company issued 280,000 fully vested shares of Company stock in February 2014, under the 2006 Equity Incentive Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this transaction was $16,800, which was determined by multiplying the number of shares awarded by the closing price of the stock on February 27, 2014, which was $0.06 per share. There were 112,140 shares retained in the cashless exercise by the Company to satisfy the employee’s payroll tax liabilities.  The net shares issued on February 28, 2014, totaled 167,860 shares.

Warrants

Warrants outstanding at March 31, 2014, and changes during the three months ended March 31, 2014, were as follows:

Warrants
Outstanding at December 31, 2013	27,257,951
Issued	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2014	27,257,951

(7)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the reactor and laboratory operations.  Continued access to the ATR for cobalt production remains subject to the approval of the DOE based upon the priorities of the government’s experiments program. In June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  During 2013, the Company completed corrective actions for both target handling and enhanced target design and was successful in transferring some targets from the ATR to its main facility.  However, it is not certain that the Idaho National Laboratory (“INL”) contractor will permit continued irradiation of the in-process cobalt targets currently stored at the reactor site.  The Company is discussing the requirements for a resumption of irradiation of our in process cobalt targets with the DOE and is also working with the DOE to start new production targets. Should we not be able to resume irradiation of our older cobalt targets we may have to further write down the value of the Work in Process assigned to this material and sell or salvage these remaining targets.

Because cobalt takes approximately three years to produce, not being able to continue irradiation of these targets during 2013 will cause a gap in cobalt production during 2015 and 2016. To mitigate the impact of these delays and interruptions to the Company’s cobalt production activities the Company is investigating alternative sources of cobalt supply, evaluating possible sales of lower activity cobalt already in process, and identifying additional reactors for cobalt irradiation.

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

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license several times to increase the amount of material permitted within its facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year.  To provide the financial assurance required by the NRC, the Company carries a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo Bank in the amount of 50% of the face value of the surety bond.  The Company has placed $203,177 into a certificate of deposit for this purpose.  At March 31, 2014, the restricted certificate of deposit totaled $203,177.

(8)

Subsequent Events

In April 2014, in accordance with the Company’s employee stock purchase plan, the Company issued 49,265 shares of common stock to employees in exchange for proceeds of $2,094.

(9)

Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2014	2013
Radiochemical Products	$418,404	$440,020
Cobalt Products	541,948	191,266
Nuclear Medicine Standards	813,523	908,266
Radiological Services	124,756	86,537
Fluorine Products	-	-
Transportation	50,225	46,700
Total Segments	1,948,856	1,672,789
Corporate revenue	-	-
Total Consolidated	$1,948,856	$1,672,789

	Three months ended March 31,
Depreciation and Amortization	2014	2013
Radiochemical Products	$2,119	$9,293
Cobalt Products	20,502	23,178
Nuclear Medicine Standards	4,890	5,273
Radiological Services	5,899	2,618
Fluorine Products	26,095	62,630
Transportation	3,027	3,314
Total Segments	62,532	106,306
Corporate depreciation and amortization	5,923	4,521
Total Consolidated	$68,455	$110,827

	Three months ended March 31,
Segment Income (Loss)	2014	2013
Radiochemical Products	$74,112	$62,899
Cobalt Products	199,765	(18,675)
Nuclear Medicine Standards	158,976	165,101
Radiological Services	66,975	27,897
Fluorine Products	(103,182)	(278,476)
Transportation	3,911	4,434
Total Segments	400,557	(36,821)
Corporate loss	(852,762)	(632,071)
Net Loss	$(452,205)	$(668,892)

	Three months ended March 31,
Expenditures for Segment Assets	2014	2013
Radiochemical Products	$-	$-
Cobalt Products	-	-
Nuclear Medicine Standards	-	-
Radiological Services	-	16,162
Fluorine Products	8,739	121,495
Transportation	-	-
Total Segments	8,739	137,657
Corporate purchases	-	-
Total Consolidated	$8,739	$137,657

	March 31,	December 31,
Segment Assets	2014	2013
Radiochemical Products	$229,964	$153,305
Cobalt Products	1,295,440	1,574,603
Nuclear Medicine Standards	556,198	573,389
Radiological Services	428,524	608,949
Fluorine Products	6,048,498	6,093,151
Transportation	10,937	12,864
Total Segments	8,569,561	9,016,261
Corporate assets	2,971,140	2,991,753
Total Consolidated	$11,540,701	$12,008,014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding prospects for additional commercial uranium enrichment projects, the Company’s ability to secure contracts and raise capital for the planned de-conversion facility, the competitive barrier posed by the Nuclear Regulatory Commission license and its asset value, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of the in-process cobalt targets,  customers response to the resumption of iodine-131 sales, positive growth projection for TI Services, the impact of the light weight source sales upon the nuclear medicine products segment, and growth in the transportation segment revenue are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 28, 2014, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

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

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (FEP).  We operated the pilot facility to develop production processes for various high purity products and to test methods of scaling up the size of production operations in support of the planned de-conversion facility in New Mexico.  In 2013 we shut down the pilot plant facility and placed further engineering work on the New Mexico facility on hold.  Further activity within this segment will be deferred until market conditions change and justify resuming planning for the facility.

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services, including processing gemstones which have undergone irradiation for color enhancement, radiological engineering consultant services, field service activities, and contract shipping services for large quantities of radioactive materials.

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

Over the past few years, we have made significant investments in the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility, a project we started in 2004.  Since beginning our efforts to design and build this large scale uranium de-conversion facility, we acquired seven patents for the Fluorine Extraction Process (“FEP”) and later designed, built, and operated an FEP pilot plant to produce a fluoride gas from de-conversion of uranium tetrafluoride.  Following completion of testing, the plant was shut down in 2013.  In October 2012, we obtained the Nuclear Regulatory Commission’s (“NRC”) construction and operating license for the planned de-conversion facility.  This is a forty (40) year operating license and is the first commercial license of this type issued in the U.S.  There are no other companies with a similar license application under review by the NRC.  Therefore, we believe the NRC license represents a significant competitive barrier and that it provides us with a very valuable asset.

However, since the start of this project, there have been several changes in the nuclear industry that have caused us to place near-term engineering work on this de-conversion project on hold.  When we began pursuing this project, there were three companies planning for construction of new commercial uranium enrichment plants in the U.S. and a fourth company using the Silex laser separation technology. We have been communicating with all of them for possible de-conversion agreements to process its tails, and we were successful in obtaining a de-conversion service agreement with URENCO USA (“UUSA”) that would use approximately 50% of the installed processing capacity of its proposed de-conversion facility.  Plans to obtain additional contracts with the other enrichment companies in order to commit 100% of the planned facility’s capacity have been delayed because of the slowdown in nuclear industry growth.  Having contracts in place for the full plant capacity is necessary for us to obtain funding for the project and we believe that one or more of these companies are likely to resume construction plans on a new enrichment facility within the next few years.  When these plans do resume, we intend to renew contract talks to commit the remaining capacity for its planned de-conversion facility and continue efforts to obtain project financing to proceed with the design and construction of the facility.  It is also expected that we will be able to revise our contract dates with UUSA once one of these other enrichment companies resumes construction planning.

We are renewing our focus on our long-standing core business segments and working to reduce operating costs as well as create new business opportunities within those segments.  The results of these efforts have led to positive cash flow produced by operating activities for the first quarter of 2014 and for the first time in our operating history.  While there can be no assurances that this positive cash flow from operations will continue, we intend to continue to work towards achieving profitability based upon the performance of our current business segments.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue for the three months ended March 31, 2014 was $1,948,856, as compared to $1,672,789 for the same period in 2013, an overall increase of $276,067, or approximately 16.5%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2014	2013	$ change	% change
Radiochemical Products	$418,404	$440,020	(21,616)	-5%
Cobalt Products	541,948	191,266	350,682	183%
Nuclear Medicine Standards	813,523	908,266	(94,743)	-10%
Radiological Services	124,756	86,537	38,219	44%
Fluorine Products	-	-	-	-
Transportation	50,225	46,700	3,525	8%
Total Segments	1,948,856	1,672,789	276,067	17%
Corporate revenue	-	-	-	-
Total Consolidated	$1,948,856	$1,672,789	276,067	17%

Gross profit for the three months ended March 31, 2014 was $804,428, compared to $579,520 for the same period in 2013.  This represents an increase of $224,908, or approximately 38%.  Cost of sales increased to $1,144,428 for the three months ended March 31, 2014 from $1,093,269 for the same period in 2013.  This is an increase of $51,159 or approximately 5%. All business segments, with the exception of Cobalt Products, reported a decrease in cost of sales as compared to total sales. These decreases are due to our efforts in securing competitive pricing for our material purchases, improving on process efficiencies and making personnel adjustments as needed.   Both sales and cost of sales increased in our Cobalt Products segment for the three months ended March 31, 2014, as compared to March 31, 2013.  The demand for our cobalt products remains very strong, however, the cost of acquiring cobalt material has increased significantly; consequently, the cost of cobalt sales has increased.

The following table presents gross profit data for each of our business segments for the three months ended March 31, 2014 and 2013:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2014	2014	2013	2013
Total Sales	$1,948,856		$1,672,789
Cost of Sales
Radiochemical Products	$311,228	16%	$337,073	20%
Cobalt Products	260,932	13%	113,114	7%
Nuclear Medicine Standards	537,135	28%	592,466	35%
Radiological Services	29,675	2%	41,171	2%
Flourine Products	-	-	-	-
Transportation	5,458	1%	9,445	1%
Total Segments	$1,144,428	59%	$1,093,269	65%

Gross Profit	$804,428		$579,520
Gross Profit %	41%		35%

Operating expense decreased to $976,527 for the three months ended March 31, 2014, from $1,166,801 for the same period in 2013.  This decrease of $190,274, or approximately 16%, is the result of overall operating expense reductions through management’s continued efforts to reduce discretionary costs where possible and secure beneficial pricing on general operating purchases. Research and development expense incurred with regard to the planning and construction of the proposed de-conversion facility decreased by approximately 65%, to $81,947 for the three months ended March 31, 2014, from $232,819, for the same period in 2013.  This $150,872 reduction in expenditures is the result of placing continued formal design work for the project on hold until market conditions change and we are able to contract for the remaining capacity of the facility and raise additional funding to continue the project. We will continue to pay for essential project items such as NRC license costs, continued interactions with our customers, and interfacing with state and county officials. Salaries and contract labor costs decreased by $65,102, for the three-month period ended March 31, 2014, as compared to the same period in 2013. This is a decrease of approximately 14% and is the result of restructuring staff and reducing overall labor hours.

The following table presents a comparison of total operating expense for the three months ended March 31, 2014 and 2013:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2014	2013	% change	$ change
Salaries and Contract Labor	$387,358	$452,460	-14%	$(65,102)
General, Administrative and Consulting	507,222	481,522	5%	$25,700
Research and Development	81,947	232,819	-65%	$(150,872)
Total operating expenses	$976,527	$1,166,801	-16%	$(190,274)

Our net loss for the three months ended March 31, 2014 was $452,205, compared to $668,892, for the same period in 2013.  This is a decrease in loss of $216,687, or approximately 32%, and is the result of the increased gross profit percentage discussed above, as well as the reduction in overall operating costs and expenses; particularly the reduction in research and development expense incurred.

Interest expense for the three months ended March 31, 2014 was $309,669, compared to $100,118 for the same period in 2013. The increase of $209,551 is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013, and on a note payable issued in December 2013.  In July 2012, we entered into a securities purchase agreement with certain institutional and private investors pursuant to which we sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature in July 2017, and are unsecured.  Interest expense, in the amount of $27,000, is accrued monthly on these debentures.  In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000.  The debentures bear interest at 10% per year, and mature in February 2015.  Interest expense, in the amount of $12,000, is accrued monthly on these debentures.  In December 2013, we borrowed an aggregate of $500,000 from our Chairman of the Board and one of the Company’s major shareholders.  The $500,000 note bears interest at 6% per year and matures on June 30, 2014.  In connection with the note, each lender was issued 5,000,000 warrants to purchase shares of our Company stock.  The fair value determined for the warrants was $383,025 and was recorded as debt discount at the time of issuance.  We accrue $2,137 per month in interest expense on this note, as well as $61,000 per month of debt discount with is being amortized to interest expense over the life of the loan.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended March 31, 2014 was $418,404, compared to $440,020 for the same period in 2013.  This represents a decrease in revenue of $21,616, or approximately 5%.  Sale of radiochemical products is driven by sales of iodine-131.  During the fourth quarter of 2013, our main supplier of iodine-131 experienced an event that caused temporary curtailment in its production.  We were able to identify an alternate source at competitive pricing, however, this interruption, along with slight variances in the iodine product, had a negative impact on our sales that carried over into the beginning of 2014.  In April of 2014, we were able to re-establish our iodine-131 supply from our original supplier and anticipate that customers will respond to this positively. Gross profit of radiochemical products for the three months ended March 31, 2014 was $107,176, compared to $102,946 for the same period in 2013.  Gross profit percentages were approximately 26% and 23% for the three months ended March 31, 2014 and 2013, respectively.  This increase in gross profit is attributable to our ability to decrease our cost of sales via labor adjustments and attaining lower freight and packaging costs. Operating expense for this segment decreased to $33,064 for the three months ended March 31, 2014, compared to $40,047 for the same period in 2013. This is a decrease of $6,983, or approximately 17%.  This decrease is largely the result of decreased spending associated with supplies and equipment purchases. This segment reported net income of $74,112 for the three months ended March 31, 2014, as compared to net income of $62,899 for the same period in 2013.  This increase of $11,213, or approximately 17%, is the result of reduced cost of sales discussed above as well as our decreased operating costs for supplies and equipment.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended March 31, 2014 was $541,948, compared to $191,266 for the same period in 2013. This represents an increase in revenue of $350,682, or approximately 183%.  This increase in revenue was due to increased sealed source sales. Our sealed source sales currently depend on our ability to procure cobalt target material from the DOE’s ATR and, for over a year, we had not been able to obtain high specific activity material from the reactor to meet customer demand. However, in October 2013, we were able to resume both cobalt shipments and the manufacture of sealed source products.  We are currently working with the Idaho National Laboratory contractor and the DOE to consider resuming irradiation of our remaining cobalt targets.  At this time, however, we cannot be assured that all of our targets held at the ATR will be able to undergo further irradiation or be available to us at an adequate activity level for our use.  We are also working with the DOE to start irradiation of new cobalt production targets and seeking other sources of cobalt material to meet future customer needs.

Gross profit for cobalt products for the three months ended March 31, 2014 was $281,016, compared to $78,152 for the same period in 2013.  Operating expense in this segment decreased by $15,576, or approximately 16%, for the three months ended March 31, 2014, as compared to the same period in 2013.  This was the result of decreased costs of project management related to cobalt production activities.  Our net income for cobalt products was $199,765 for the three months ended March 31, 2014, as compared to a net loss of $18,675 for the same period in 2013.  The increase in net income of $218,440 is attributable to the increase in sealed source sales and the significant decrease in project management fees paid to the DOE contractor for oversight of cobalt production.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended March 31, 2014 was $813,523, compared to $908,266 for the same period in 2013. This represents a decrease in revenue attributable to this segment of $94,743, or approximately 10%.  This period-to-period comparison includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three month periods ended March 31, 2014 and 2013:

	For the three- months ended March 31,	For the three- months ended March 31,
Nuclear Medicine Standards	2014	2013	% change
Sales
Sales to RadQual	$474,169	$481,109	-1%
TI Services LLC	339,354	427,157	-21%
	$813,523	$908,266	-10%

TI Services, LLC sales for the three months ended March 31, 2014, were $339,354 as compared to $427,157, for the same period in 2013, a decrease of $87,803, or approximately 21%.  This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging which is the result of clinics shifting towards maintaining electronic records. We have been working closely with RadQual, LLC, our partner in this joint-venture, to develop new products to market through TI Services, LLC while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.  In April of 2014, together with RadQual, LLC, we launched sales of a new lightweight flood source which we will market through TI Services, LLC. We expect that this lighter and thinner product will be well received by customers and will increase sales.  Sales of nuclear medicine products in this segment decreased to $474,169, for the three months ended March 31, 2014, from $481,109 for the same period in 2013, a slight decrease of $6,940, or approximately 1%.  We believe that with the operating cost adjustments we have made in TI Services, LLC, and the launch of the new lightweight flood source, our nuclear medicine standards sales will see positive growth during the remainder of 2014.

Gross profit for our nuclear medicine business segment for the three months ended March 31, 2014 was $276,388 compared to $315,800 for the same period in 2013, a decrease of $39,412, or approximately 12%. Operating expense for this segment for the three months ended March 31, 2014 decreased to $114,412, from $150,699 for the same period in 2013. This decrease of $33,287 is attributable to decreased operating expense reported by both TI Services, LLC, and all other nuclear medicine areas. This decrease in operating expense is the result of implementation of cost saving measures including restructuring of personnel. Net income for this segment for the three months ended March 31, 2014 was $158,976 compared to $165,101 for the same period in 2013. We will continue our efforts to expand this line of business through our joint venture, TI Services, LLC, and to utilize the certifications for foreign sales we’ve obtained to expand our market which we believe will lead to stronger future sales and profitability in this segment.

Radiological Services.  Revenue from radiological services for the three months ended March 31, 2014 was $124,756, compared to $86,537 for the same period in 2013, an increase of $38,219, or approximately 44%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. The majority of the increased revenue within this segment was the result of increased field service activity. In 2012, we obtained an amendment to our NRC license that allows the performance of certain field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units. During 2013, we designed and built a mobile hot cell unit to permit us to expand this field service work.  We also received an additional amendment to our NRC license that allows us to use this hot cell to perform source removal services on a wide variety of models. The mobile hot cell and license amendment should support continued expansion of our field service activities. Based upon the current and anticipated contract commitments for this type of work we expect that field services will continue to be the primary source of revenue for this segment during the remainder of 2014.

The following table presents radiological services revenue for the three month periods ended March 31, 2014 and 2013:

	For the three- months ended March 31,	For the three- months ended March 31,
Radiological Services	2014	2013	% change
Topaz	$77,114	$68,290	13%
Radiological Field Services	47,642	18,247	161%
	$124,756	$86,537	44%

Gross profit for this segment for the three months ended March 31, 2014 was $95,081, compared to $45,367 for the same period in 2013.  This is an increase of $49,714, or approximately 110% and is attributable to the significant increase in revenue in this business segment.  Operating expense for the three months ended March 31, 2014 was $32,272, as compared to $21,635 for the same period in 2013.  This increase of $10,637, or approximately 49%, was due to increases in general labor support and unique equipment and supplies related to field service work. Net income for the three months ended March 31, 2014 was $66,975, as compared to $27,897 for the same period in 2013. We anticipate net income to increase for the remainder of 2014 as initial costs related to launching the field services work will diminish.

Fluorine Products.  There were no revenues to report from the fluorine products segment for the three months ended March 31, 2014, or for the same period in 2013.   We have developed our fluorine products in conjunction with our planned uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services.

Our FEP patents offer a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry.  During the three months ended March 31, 2014, we incurred $103,182 of planning and other expenses related to the de-conversion project, as compared to $278,476 for the same three-month period in 2013.  This decrease of $175,294 was the result of our decision to place continued formal design work on the de-conversion facility on hold.  We will, however, continue to pay for essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County.

Transportation.  Revenue from transportation services for the three months ended March 31, 2014 was $50,225, compared to $46,700 for the same period in 2013. This is an increase of $3,525, or approximately 8%.  Revenue in this business segment is directly affected by the activity of our cobalt products and radiological services business segment since we primarily use our transportation services to support the transport of cobalt products and field services. As revenue for our cobalt products segment regain strength and our radiological services segment continues its growth, we anticipate that our transportation segment revenues will grow as well. Gross profit was $44,767 for the three months ended March 31, 2014, compared to $37,255 for the same period in 2013, and operating expense was $40,856 for the three months ended March 31, 2014, compared to $32,821 for the same period in 2013. The increase in operating expense of $8,035 was the result of increased repairs and maintenance costs. Net income for this segment was $3,911 for the three months ended March 31, 2014, and net income was $4,434 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2014, we had cash and cash equivalents of $620,039.  For the three months ended March 31, 2014, net cash provided by operating activities was $196,577.

Inventories at March 31, 2014 totaled $1,259,538, and inventories at December 31, 2013 totaled $1,478,349.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 79% of total work in process inventory cost for the three months ended March 31, 2014, and approximately 81% of total inventory cost for the same period in 2013.  At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to marketable levels.  If the DOE’s contractor is not able to perform this work, we may, at a future date determine that a write-down of the cobalt target inventory may be necessary.  However, at this time, we are working with the DOE and are hopeful that we will be able to resume irradiation sometime in late 2014.

Decreases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

For the three months ended March 31, 2014, cash provided by investing activities totaled $16,020. During this three-month period, we capitalized $8,739 of costs related to patents.

Financing activities used cash of $48,932 during the three months ended March 31, 2014.  This was the net result of cash proceeds received from the exercise of stock options and principal payments made on notes payable.

In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrue interest at a rate of 10% per annum, compounded annually. The conversion price in effect for these debentures, on any conversion date, is equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date.  If at any time prior to the maturity date, the volume weighted average price of our common stock exceeds $0.50 per share over any consecutive thirty trading days then the Company is required to convert the debentures.  At the maturity date all of the outstanding principal of the debentures as well as the accrued interest will be converted into shares of common stock.  The fair market value of the Company’s common stock was $0.15 per share on the date of the agreement. Consequently, the difference between the anticipated conversion price of $0.14 and the closing price of $0.15, multiplied by the number of issuable common shares upon conversion, was recorded as a beneficial conversion feature with an increase to equity and a debt discount in the amount of $75,715. This amount will be accreted to interest expense through the maturity date of February 2015.

Total increase in cash for the period ended March 31, 2014, compared to December 31, 2013, was $163,665 which was the result of stronger sales and decreased spending for services in support of the planned uranium de-conversion facility.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

In December 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (collectively, the “Lenders”), pursuant to which we borrowed an aggregate of $500,000 from the Lenders.  The loan bears interest at 6% per annum and is due June 30, 2014.  At any time, the Lenders may settle any or all of the principal and accrued interest on the loan in exchange for shares of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the loan, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The fair value of these shares was recorded as a debt discount and will be amortized to interest expense over the life of the loan.

We expect that cash from operations and our current cash balance will be sufficient to fund operations for the next twelve months.

We have a long term investment of $1,366,674, which represents a 24.5% ownership in units of RadQual, LLC. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual, LLC. We purchased these shares with the intent to eventually acquire the remaining shares of RadQual, LLC and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no immediate action pending or planned to acquire the remainder of those shares.

Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At March 31, 2014, there were 27,257,951 outstanding warrants to purchase our common stock.  Included in these are 1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; 12,924,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015; 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and, 10,000,000 Class L Warrants issued December 23, 2013, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2014, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

_____________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.