Form 10-Q
period 2014-06-30
INTERNATIONAL ISOTOPES INC
filed 2014-08-08
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the number of shares of Common Stock, $.01 par value, outstanding was 369,453,526.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2014

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$810,309	$456,374
Accounts receivable	790,407	1,046,403
Inventories	1,080,587	1,478,349
Prepaids and other current assets	358,748	613,795
Total current assets	3,040,051	3,594,921

Long-term assets
Restricted certificate of deposit	203,177	204,222
Property, plant and equipment, net	2,271,339	2,271,153
Capitalized lease disposal costs, net	84,049	90,199
Investment	1,361,966	1,368,808
Patents and other intangibles, net	4,446,644	4,478,711
Total long-term assets	8,367,175	8,413,093
Total assets	$11,407,226	$12,008,014

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$493,343	$732,449
Accrued liabilities	834,602	610,759
Current installments of notes payable	207,288	341,373
Total current liabilities	1,535,233	1,684,581

Long-term liabilities
Convertible debt, net of debt discount	3,864,622	3,806,452
Obligation for lease disposal costs	589,251	566,369
Notes payable, net of current portion and debt discount	250,403	254,198
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,554,276	5,477,019
Total liabilities	7,089,509	7,161,600

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 369,395,849 and 369,130,899 shares issued and outstanding respectively	3,693,958	3,691,314
Additional paid in capital	118,233,715	117,783,738
Accumulated deficit	(117,677,650)	(116,697,147)
Equity attributable to International Isotopes Inc. stockholders	4,250,023	4,777,905
Equity attributable to noncontrolling interest	67,694	68,509
Total equity	4,317,717	4,846,414
Total liabilities and stockholders' equity	$11,407,226	$12,008,014

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sale of product	$1,808,581	$1,800,049	$3,757,437	$3,472,838
Cost of product	1,128,695	1,011,937	2,273,123	2,105,206
Gross profit	679,886	788,112	1,484,314	1,367,632

Operating costs and expenses:
Salaries and contract labor	374,366	415,777	761,724	868,237
General, administrative and consulting	420,395	455,028	927,617	936,550
Research and development	130,537	210,850	212,484	443,669
Total operating expenses	925,298	1,081,655	1,901,825	2,248,456

Net operating loss	(245,412)	(293,543)	(417,511)	(880,824)

Other income (expense):
Other income (expense)	10,345	(32,297)	15,628	(28,132)
Equity in net income of affiliate	19,006	28,887	40,586	31,633
Interest income	98	38	393	426
Interest expense	(310,745)	(109,334)	(620,414)	(209,452)
Total other income (expense)	(281,296)	(112,706)	(563,807)	(205,525)
Net loss	(526,708)	(406,249)	(981,318)	(1,086,349)
Loss attributable to non-controlling interest	(1,590)	7,039	815	18,247

Net income (loss) attributable to International Isotopes Inc.	$(528,298)	$(399,210)	$(980,503)	$(1,068,102)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic and diluted	369,387,638	362,046,367	369,269,226	361,233,668

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(981,318)	$(1,086,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net income in equity method investment	(40,586)	(31,633)
Depreciation and amortization	136,892	214,257
Loss on disposal of property, plant and equipment	-	40,026
Accretion of obligation for lease disposal costs	22,881	21,138
Accretion of beneficial conversion feature and debt discount	423,053	52,763
Equity based compensation	48,198	154,229
Changes in operating assets and liabilities:
Accounts receivable	255,996	7,864
Prepaids and other assets	255,047	154,686
Inventories	397,762	(44,391)
Accounts payable and accrued liabilities	(15,263)	(1,788)
Net cash provided by (used in) operating activities	502,662	(519,198)

Cash flows from investing activities:
Restricted certificate of deposit	1,045	(354)
Dividends received from equity method investment	47,428	40,163
Proceeds from sale of property, plant and equipment	-	3,993
Purchase of property, plant and equipment	(98,861)	(303,062)
Net cash used in investing activities	(50,388)	(259,260)

Cash flows from financing activities:
Proceeds from sale of stock	4,531	35,336
Proceeds from issuance of debt	-	1,060,000
Principal payments on notes payable	(102,870)	(134,005)
Net cash (used in) provided by financing activities	(98,339)	961,331

Net increase in cash and cash equivalents	353,935	182,873
Cash and cash equivalents at beginning of period	456,374	546,143
Cash and cash equivalents at end of period	$810,309	$729,016

Supplemental disclosure of cash flow activities:
Cash paid for interest	$3,084	$50,466

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity and decrease in debt for amount allocated to warrants issued with convertible debentures	$384,428	$-
Increase in equity and decrease in debt for beneficial conversion feature associated with the convertible debentures	$15,464	$-
Increase in notes payable through conversion of NRC payable	$-	$596,816
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$-	$75,715

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2014

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries, International Isotopes Idaho, Inc., a Texas corporation, International Isotopes Fluorine Products, Inc., an Idaho corporation; and International Isotopes Transportation Services, Inc., an Idaho corporation.  The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC, which is located in Youngstown, Ohio.  The Company’s headquarters and all operations, with the exception of TI Services, LLC, are located in Idaho Falls, Idaho.

Nature of Operations – INIS and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. The Company holds several patents for a fluorine extraction process that it expects to use in conjunction with a proposed commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of INIS, its wholly-owned subsidiaries and its 50% owned joint venture, TI Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

Recent Accounting Standards - In May 2014, the FASB issued authoritative guidance for revenue and contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

1. Contracts with customers-including revenue and impairments recognized, disaggregation of revenue, and information about contract balances.

2. Significant judgments and changes in judgments-determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3. Assets recognized from the costs to obtain or fulfill a contract.

For public entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  The Company has not yet determined what effect this standard will have on its results of operations.

In June 2014, the FASB issued authoritative guidance for stock based compensation.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.  The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The Company has not yet determined what effect this standard will have on its results of operations.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the six-month period ended June 30, 2014, the Company reported a net loss of $980,503, net of non-controlling interest loss, and net cash provided by operating activities of $502,662. During the same period in 2013, the Company reported a net loss of $1,068,102, net of non-controlling interest loss, and net cash used in operating activities of $519,198.

The Company has made significant investments in the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility, a project the Company started in 2004.  Since beginning its efforts to design and build this proposed de-conversion facility, the Company acquired seven patents for the Fluorine Extraction Process (“FEP”) and later designed, built, and operated an FEP pilot plant to produce a fluoride gas from de-conversion of uranium tetrafluoride.  Following completion of testing, the plant was shut down in 2013.  In October 2012, the Company obtained the Nuclear Regulatory Commission’s (“NRC”) construction and operating license for the planned de-conversion facility which is a forty (40) year operating license and is the first commercial license of this type issued in the U.S.  There are no other companies with a similar license application under review by the NRC.  Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset.

However, since the start of this project there have been several changes in the nuclear industry that have caused the Company to place near-term engineering work on this de-conversion project on hold.  When the Company began pursuing this project there were three companies planning for construction of new commercial uranium enrichment plants in the U.S. and a fourth company using the Silex laser separation technology. The Company was communicating with all of them for possible de-conversion agreements to process its tails and was successful in obtaining a de-conversion service agreement with URENCO USA (UUSA) that would use approximately 50% of the installed processing capacity of its proposed de-conversion facility.  While the agreement with UUSA remains in place, the milestone dates in the agreement for the Company to have an operating de-conversion facility have passed.  UUSA has not indicated they intend to terminate the agreement at this time.  Instead UUSA and the Company plan to revise the agreement milestone dates at a future time once the Company has a firmer idea of the schedule for resumption of engineering and construction of the project. Plans to obtain additional contracts with the other enrichment companies in order to commit 100% of the planned facility’s capacity have been delayed because of the slowdown in nuclear industry growth.  Having contracts in place for the full plant capacity is necessary for the Company to obtain funding for the project and it believes that one or more of these companies are likely to resume construction plans on a new enrichment facility within the next few years.  When these plans do resume, the Company will once again begin contract talks to commit the remaining capacity for its planned de-conversion facility and continue efforts to obtain project financing to proceed with the design and construction of the facility.  It is also expected that the Company will be able to revise its contract dates with UUSA once one of these other enrichment companies resumes construction planning.  Therefore, in the fourth quarter of 2013 the Company placed most of the work on that project on hold until additional contracts for de-conversion service could be secured and financing obtained for the project.  During the six-month period ending June 30, 2014, the Company incurred costs of approximately $206,000 to maintain licenses and other necessary project investments. During the same six-month period in 2013, the Company incurred costs of approximately $557,000 for planning and development activities on the project.

In the meantime, the Company is renewing its focus upon its long-standing core business segments and working to reduce operating costs as well as create new business opportunities within those segments.  The results of these efforts have led to positive cash flow produced by operating activities for the first six months of 2014 and for the first time in the Company’s operating history.  While there can be no assurances that this positive cash flow from operations will continue, the Company intends to continue to work towards that goal and in achieving profitability based upon the performance of our current business segments.  The Company believes there are significant future opportunities for growth within the radiochemical, cobalt products, and field services segments and will be exploring those opportunities to expand business and revenue within those segments.  The Company intends to make public announcements of those developments as agreements are put in place to secure those opportunities.

(3)

Net Loss Per Common Share - Basic and Diluted

For the six months ended June 30, 2014, the Company had 16,450,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the six months ended June 30, 2013, the Company had 16,450,000 stock options outstanding, 38,059,303 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,361,966 and is reported as an asset at June 30, 2014.  For the six months ended June 30, 2014, member distributions from RadQual totaled $47,428 and were recorded as a reduction of the investment, and for the same period in 2013, member distributions totaled $40,163. During the six months ended June 30, 2014 and 2013, earnings allocated to the Company from RadQual totaled $40,586 and $31,633, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At June 30, 2014 and 2013, the Company had receivables from RadQual in the amount of $466,218 and $422,733, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the six months ended June 30, 2014 and 2013, the Company had revenue from RadQual in the amount of $1,541,972 and $1,615,482, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Raw materials	$97,970	$247,667
Work in progress	962,032	1,206,708
Finished goods	20,585	23,974
	$1,080,587	$1,478,349

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of production and will require further irradiation to complete.  At June 30, 2014 and December 31, 2013, the cobalt had a carrying value of $787,159 and $957,221, respectively, which is based on accumulated costs allocated to cobalt targets based on the length of time the cobalt remains in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the six months ended June 30, 2014 and 2013, the Company issued 97,090 and 39,234 shares of common stock, respectively, to employees for proceeds of $4,531 and $5,336, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	16,450,000	$0.09
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2014	16,450,000	0.09	3.3	$-
Exercisable at June 30, 2014	14,387,500	$0.09	3.7	$-

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.05 per share on June 30, 2014, the last trading day of the quarter. The intrinsic value of exercised shares is based on the closing price of the Company’s common stock on the day of exercise with a weighted-average price of $0.09 per share.

As of June 30, 2014, there was approximately $79,221 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.5 years.

Total stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $48,198 and $154,229, respectively.

Pursuant to an employment agreement with our CEO, the Company issued 280,000 in fully vested shares of common stock in February 2014, under the Company’s 2006 Equity Incentive Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $16,800, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 27, 2014, which was $0.06 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax liabilities in connection with the stock grant.  The net shares issued on February 28, 2014, totaled 167,860 shares.

Warrants

Warrants outstanding at June 30, 2014, and changes during the six months ended June 30, 2014, were as follows:

Warrants
Outstanding at December 31, 2013	27,257,951
Issued	15,000,000
Exercised	-
Forfeited	-
Outstanding at June 30, 2014	42,257,951

Pursuant to the promissory note agreement discussed below, an aggregate of 15,000,000 additional warrants were issued on June 30, 2014, as a condition of extending the due date of the note from June 30, 2014 to December 31, 2017.

(7) Notes Payable

Notes Payable

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

In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures accrue interest at a rate of 10% per annum, compounded annually and mature February 2015.  The conversion price in effect for these debentures, on any conversion date, is equal to the lesser of $0.14 or the average closing price of the Company’s common stock for the 120 consecutive trading days up to, but not including the maturity date. If at any time prior to the maturity date, the volume weighted average price of the Company’s common stock exceeds $0.50 per share over any consecutive thirty trading days then the Company is required to convert the debentures. At the maturity date all of the outstanding principal of the debentures as well as the accrued interest will be converted into shares of common stock. The fair market value of the Company’s common stock was $0.15 per share on the date of the agreement.  Consequently, the difference between the anticipated conversion price of $0.14 and the closing price of $0.15, multiplied by the number of issuable common shares upon conversion, was recorded as a beneficial conversion feature with an increase to equity and a debt discount in the amount of $75,715.  This amount will be accreted to interest expense through February 2015.

During April 2013, the Company negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  The Company converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

In June 2014, the Company renegotiated the terms of a promissory note totaling $500,000 from the Company’s Chairman of the Board and one of the Company’s major shareholders (the “Lenders”).  The promissory note bears interest at 6% and originally matured on June 30, 2014.  At any time, the Lenders can elect to have any or all of the principal and accrued interest under the promissory note repaid in the form of shares of the Company’s common stock, at a rate based on the average closing price of the Company’s common stock for the 20 trading days preceding the maturity of the prepayment date.  In connection with the promissory note, each Lender was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The fair value of the warrants was $383,025 and was recorded as a debt discount and was amortized to interest expense over the initial six-month life of the promissory note.  The warrants are immediately exercisable. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model and was calculated using the following assumptions: risk free interest rate of 1.33%, expected dividend yield rate of 0%, expected volatility of 78.9%, an expected life of 5 years.

Pursuant to a modification to the loan made June 30, 2014, the maturity date was extended to December 31, 2017, and each Lender was granted an additional 7,500,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants are immediately exercisable. The fair value of these warrants was $384,428 and was recorded as a debt discount and will be amortized to interest expense over the new life of the promissory note.  The fair value of the warrants was determined using the Black-Scholes Option Pricing Model and was calculated using the following assumptions: risk free interest rate of 1.62%, expected dividend yield rate of 0%, expected volatility of 69.47%, an expected life of 4.5 years.  The Company calculated a beneficial conversion feature of $15,464 which will be accreted to interest expense over the new life of the note.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the reactor and laboratory operations at the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  Continued access to the ATR for cobalt production remains subject to the approval of the DOE based upon the priorities of the government’s experiments program. In June 2012, a leak of a cobalt target belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR, pending completion of several corrective actions.  During 2013, the Company completed corrective actions for both target handling and enhanced target design and was successful in transferring some previously irradiated targets from the ATR to its facility for processing. The Company is currently discussing requirements for the resumption of irradiation of its in-process cobalt targets with the DOE and is also working with the DOE to start new production targets.  The Company anticipates reaching an agreement with the DOE during the third quarter of 2014 to contract for the start of irradiation of the new design cobalt targets that would allow the Company to resume cobalt sales from the resumed ATR production by about 2017.  The Company is also working with the DOE on evaluating conditions necessary to resume irradiation of the old cobalt target design.  In this evaluation, the Company is considering three options for this material: 1) selling the older cobalt target inventory to the DOE, 2) having the Company fund the additional engineering evaluation necessary to resume irradiation, or 3) writing off the value of the inventory and disposing of this material.  These options will be evaluated and a decision made on the best option for the Company by the end of 2014.

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

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license many times to increase the amount of material permitted within its facility and change the descriptions of scope of work permitted both in the facility and by the Company in other locations.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year.  To provide the financial assurance required by the NRC, the Company carries a surety bond issued by Argonaut Insurance Company naming the NRC as beneficiary. The surety bond renews annually and requires a letter of credit against a certificate of deposit at Wells Fargo Bank in the amount of 50% of the face value of the surety bond.  The Company has placed $203,177 into a certificate of deposit for this purpose.  At June 30, 2014, the restricted certificate of deposit totaled $203,177.

(9)

Subsequent Events

In July 2014, in accordance with the Company’s employee stock purchase plan, the Company issued 57,677 shares of common stock to employees in exchange for proceeds of $2,451.

(10)

Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2014	2013	2014	2013
Radiochemical Products	$460,988	$426,605	$879,392	$866,624
Cobalt Products	152,100	253,862	694,048	445,129
Nuclear Medicine Standards	799,066	811,483	1,612,589	1,719,749
Radiological Services	375,727	254,499	500,483	341,036
Fluorine Products	-	-	-	-
Transportation	20,700	53,600	70,925	100,300
Total Segments	1,808,581	1,800,049	3,757,437	3,472,838
Corporate revenue	-	-	-	-
Total Consolidated	$1,808,581	$1,800,049	$3,757,437	$3,472,838

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2014	2013	2014	2013
Radiochemical Products	$1,681	$9,294	$3,800	$18,587
Cobalt Products	19,367	20,476	39,869	43,654
Nuclear Medicine Standards	6,837	5,156	11,727	10,429
Radiological Services	7,155	1,060	13,054	3,678
Fluorine Products	28,396	59,512	54,491	122,142
Transportation	1,532	3,314	4,559	6,628
Total Segments	64,968	98,812	127,500	205,118
Corporate depreciation and amortization	3,469	4,618	9,392	9,139
Total Consolidated	$68,437	$103,430	$136,892	$214,257

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2014	2013	2014	2013
Radiochemical Products	$106,489	$60,897	$180,601	$123,796
Cobalt Products	31,497	88,432	231,262	69,757
Nuclear Medicine Standards	153,921	149,565	312,897	314,667
Radiological Services	108,116	172,066	175,091	199,963
Fluorine Products	(103,155)	(278,668)	(206,337)	(557,145)
Transportation	(10,989)	1,606	(7,078)	6,040
Total Segments	285,879	193,898	686,436	157,077
Corporate loss	(814,178)	(593,108)	(1,666,939)	(1,225,180)
Net Loss	$(528,298)	$(399,210)	$(980,503)	$(1,068,102)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2014	2013	2014	2013
Radiochemical Products	$52,917	$-	$52,917	$-
Cobalt Products	37,050	6,668	37,050	6,668
Nuclear Medicine Standards	527	3,540	527	3,540
Radiological Services	2,632	7,158	2,632	23,320
Fluorine Products	(14,291)	145,102	(5,552)	266,597
Transportation	-	-	-	-
Total Segments	78,835	162,468	87,574	300,125
Corporate purchases	11,287	2,937	11,287	2,937
Total Consolidated	$90,121	$165,405	$98,861	$303,062

	June 30,	December 31,
Segment Assets	2014	2013
Radiochemical Products	$267,063	$153,305
Cobalt Products	1,123,205	1,574,603
Nuclear Medicine Standards	508,305	573,389
Radiological Services	398,652	608,949
Fluorine Products	6,043,487	6,093,151
Transportation	21,806	12,864
Total Segments	8,362,518	9,016,261
Corporate assets	3,044,708	2,991,753
Total Consolidated	$11,407,226	$12,008,014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding prospects for additional commercial uranium enrichment projects, the Company’s ability to secure contracts and raise capital for the planned de-conversion facility, the competitive barrier posed by the Nuclear Regulatory Commission (NRC) license and its asset value, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of the in-process cobalt targets, customers response to the resumption of I-131 sales, positive growth projection for TI Services, LLC,  growth in the revenue of the radiochemical, radiological and transportation segments, are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our,” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We hold several patents for a fluorine extraction process that we are planning to use in conjunction with a planned new commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. Our business consists of the following six major business segments:

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

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (FEP).  We operated the pilot facility to develop production processes for various high purity products and to test methods of scaling up the size of production operations in support of the planned de-conversion facility in New Mexico.  In 2013, we shut down the pilot plant facility and placed further engineering work on the New Mexico facility on hold.  Further activity within this segment will be deferred until market conditions change and justify resuming planning for the facility.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue for the three months ended June 30, 2014 was $1,808,581, as compared to $1,800,049 for the same period in 2013, an overall increase of $8,532, or less than 1%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended June 30,	For the three- months ended June 30,
Sale of Product	2014	2013	$ change	% change
Radiochemical Products	$460,988	$426,605	$34,383	8%
Cobalt Products	152,100	253,862	(101,762)	-40%
Nuclear Medicine Standards	799,066	811,483	(12,417)	-2%
Radiological Services	375,727	254,499	121,228	48%
Fluorine Products	-	-	-	0%
Transportation	20,700	53,600	(32,900)	-61%
Total Segments	1,808,581	1,800,049	8,532	0.47%
Corporate revenue	-	-	-	0.00%
Total Consolidated	$1,808,581	$1,800,049	$8,532	0.47%

Gross profit for the three months ended June 30, 2014 was $679,886, compared to $788,112 for the same period in 2013.  This represents a decrease of $108,226, or approximately 14%.  Cost of sales increased to $1,128,695 for the three months ended June 30, 2014 from $1,011,937 for the same period in 2013.  This is an increase of $116,758, or approximately 12% and was primarily due to increased costs of raw materials and services. All business segments, with the exception of Radiological Services, reported no change or a decrease in cost of sales as compared to total sales in the period comparison.   Both sales and cost of sales increased in our Radiological Services segment for the three months ended June 30, 2014, as compared to June 30, 2013, as a result of increased field service activities associated with the U.S. Department of Energy’s (DOE) Orphan Source Recovery Program (OSRP) and as a result of a one-time enriched nickel-62 sale.

The following table presents gross profit data for each of our business segments for the three months ended June 30, 2014 and 2013:

	For the three- months ended June 30,	% of Total Sales	For the three- months ended June 30,	% of Total Sales
	2014	2014	2013	2013
Total Sales	$1,808,581		$1,800,049
Cost of Sales
Radiochemical Products	$321,862	18%	$322,967	18%
Cobalt Products	45,538	3%	88,994	5%
Nuclear Medicine Standards	516,065	29%	525,593	29%
Radiological Services	242,034	13%	61,419	3%
Flourine Products	-	-	-	-
Transportation	3,196	1%	12,964	1%
Total Segments	$1,128,695	64%	$1,011,937	56%

Gross Profit	$679,886		$788,112
Gross Profit %	36%		44%

Operating expense decreased to $925,298 for the three months ended June 30, 2014, from $1,081,655 for the same period in 2013.  This decrease of $156,357, or approximately 15%, is primarily the result of overall operating expense reductions through management’s continued efforts to reduce discretionary costs where possible and secure beneficial pricing on general operating purchases. Research and development expense decreased by approximately 38%, to $130,537 for the three months ended June 30, 2014, from $210,850, for the same period in 2013.  This $80,313 reduction in expenditures is the primarily result of placing continued formal design work for the proposed de-conversion facility on hold until we are able to secure contracts for the remaining capacity of the facility and raise additional funding to resume work on the project. We will continue to pay for essential project items such as NRC license costs, continued interactions with our customers, and interface with state and county officials. In addition, we incurred approximately $127,000 in product development expense related to development in our Radiochemical Products segment.  Salaries and contract labor costs decreased by $41,411, for the three-month period ended June 30, 2014, as compared to the same period in 2013. This is a decrease of approximately 10% and is the result of restructuring staff and reducing overall labor hours.

The following table presents a comparison of total operating expense for the three months ended June 30, 2014 and 2013:

	For the three- months ended June 30,	For the three- months ended June 30,
Operating Costs and Expenses:	2014	2013	% change	$ change
Salaries and Contract Labor	$374,366	$415,777	-10%	$(41,411)
General, Administrative and Consulting	420,395	455,028	-8%	(34,633)
Research and Development	130,537	210,850	-38%	(80,313)
Total operating expenses	$925,298	$1,081,655	-14%	$(156,357)

Our net loss for the three months ended June 30, 2014 was $528,298, compared to $399,210, for the same period in 2013.  This is an increase in loss of $129,088, or approximately 33%, and is the result of the decrease in gross profit discussed above, as well as a significant increase in non-cash interest expense which is discussed below.

Interest expense for the three months ended June 30, 2014 was $310,745, compared to $109,334 for the same period in 2013. The increase of $201,411 is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013, and on a note payable issued in December 2013.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended June 30, 2014 was $460,988, compared to $426,605 for the same period in 2013.  This represents an increase in revenue of $34,383, or approximately 8%.  Sale of radiochemical products is driven by sales of iodine-131. We experienced supply issues with our main supplier of iodine-131 during the fourth quarter of 2013, however, we were able to secure an alternate supplier with a dependable and high quality iodine-131 supply source which has supported our continued iodine sales growth. Gross profit of radiochemical products for the three months ended June 30, 2014 was $139,126, compared to $103,638, for the same period in 2013.  Gross profit percentages were approximately 31% and 25% for the three months ended June 30, 2014 and 2013, respectively. This increase in gross profit is attributable to our ability to decrease our cost of sales through reductions in labor costs and attaining lower freight and packaging costs for this business segment. Operating expense for this segment decreased to $32,637 for the three months ended June 30, 2014, compared to $42,741 for the same period in 2013. This is a decrease of $10,104, or approximately 24%.  This decrease is a combination of decreased spending associated with labor, consulting and equipment purchases as well as assets reaching full depreciation. This segment reported net income of $106,489 for the three months ended June 30, 2014, as compared to net income of $60,897 for the same period in 2013.  This increase of $45,592, or approximately 75%, is the result of increased sales discussed above as well as our decreased cost of sales and decreased operating costs.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended June 30, 2014 was $152,100, compared to $253,862 for the same period in 2013. This represents a decrease in revenue of $101,762, or approximately 40%.  This decrease in sales was the result of fewer sealed source sales during the three months ended June 30, 2014.  Our sealed source sales currently depend on our ability to procure cobalt target material from the DOE’s Advanced Test Reactor (ATR) and, for over a year, we had not been able to obtain high specific activity material from the reactor to meet customer demand. In the fourth quarter of 2013, we were able to resume limited cobalt shipments of previously irradiated material from the ATR and resume the manufacture of sealed source products. The bulk of this material was sold during the first quarter of 2014 with additional sales occurring during the three-month period ending June 30, 2014.  We will not be able to resume irradiation of new targets and produce and ship additional cobalt from the ATR until approximately 2017.  In the meantime, we are in continued discussions with the Idaho National Laboratory contractor and the DOE and anticipate reaching a production agreement in the third quarter of 2014 and continue discussions with alternate suppliers. If we are able to reach an agreement with DOE, we will immediately begin cobalt irradiation but, due to the three-year production cycle, will not be able to pull cobalt material from the reactor until sometime in 2017. At this time, however, we cannot be assured that any of our targets held at the ATR will be able to undergo further irradiation or be available to us at an adequate activity level for our use.  We are also working with alternate suppliers to obtain material in the interim period to meet future customer needs.

Gross profit for cobalt products for the three months ended June 30, 2014 was $106,562, compared to $164,868 for the same period in 2013.  Operating expense in this segment decreased by $1,371, or less than 1%, for the three months ended June 30, 2014, as compared to the same period in 2013. Our net income for cobalt products was $31,497 for the three months ended June 30, 2014, as compared to net income of $88,432 for the same period in 2013.  The decrease in net income of $56,935 is attributable to the decrease in sealed source sales discussed above.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended June 30, 2014 was $799,066, compared to $811,483 for the same period in 2013. This represents a decrease in revenue of $12,417, or approximately 2%. Revenue from nuclear medicine products includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended June 30, 2014 and 2013:

	For the three- months ended June 30	For the three- months ended June 30
Nuclear Medicine Standards	2014	2013	% change
Sales
Sales to RadQual	$466,122	$423,326	11%
TI Services LLC	332,944	388,157	-15%
	$799,066	$811,483	-2%

TI Services, LLC sales for the three months ended June 30, 2014 were $332,944, as compared to $388,157 for the same period in 2013, a decrease of $55,213, or approximately 15%.  We have been working closely with RadQual to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.  As a result of those efforts, in April 2014, RadQual launched sales of a new lightweight flood source which is being marketed through TI Services, LLC. as well as other distributors. This lighter and thinner product has been well received by customers and TI Services, LLC flood source sales for the three months ending June 30, 2014 increased approximately 23% as compared to the same period in 2013.  Sales of nuclear medicine products to RadQual increased to $466,122, for the three months ended June 30, 2014, from $423,326 for the same period in 2013, an increase of $42,796, or approximately 11%, which is largely the result of launching the new lightweight flood source product.

Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2014 was $283,001 compared to $285,890 for the same period in 2013, a decrease in gross profit of $2,889, or approximately 1%. Operating expense for this segment for the three months ended June 30, 2014 decreased to $129,081, from $136,326 for the same period in 2013. This decrease of $7,245 is attributable to decreased general operating and labor expense reported by TI Services, LLC. Net income for this segment for the three months ended June 30, 2014, was $153,921, compared to $149,565 for the same period in 2013.

Radiological Services.  Revenue from radiological services for the three months ended June 30, 2014 was $375,727, compared to $254,499 for the same period in 2013, an increase of $121,228, or approximately 48%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services. The majority of the increased revenue within this segment was the result of increased field service activity. In 2012, we obtained an amendment to our NRC license that allows the performance of certain field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units. During 2013, we designed and built a mobile hot cell unit to permit us to expand this field service work.  We also received an additional amendment to our NRC license that allows us to use this hot cell to perform source removal services on a wide variety of models. The mobile hot cell and license amendment should support continued expansion of our field service activities.   Based upon the current and anticipated contract commitments for this type of work, we expect that field services will continue to be the primary source of revenue for this segment during the remainder of 2014.

During the three-month period ending June 30, 2014, we reported a sale of nickel-62 in the amount of $82,292.  The nickel was held in our raw material inventory and valued at actual cost of $146,534. Due to the limited market for nickel-62, we were forced to sell the nickel-62 at less than its carrying value.  This loss on sale of $64,242 is reported in gross profit for this segment.

The following table presents radiological services revenue for the three months ended June 30, 2014 and 2013:

	For the three- months ended June 30,	For the three- months ended June 30,
Radiological Services	2014	2013	% change
Topaz	$38,317	$78,492	-51%
Radiological Field Services	337,410	176,007	92%
	$375,727	$254,499	48%

Gross profit for this segment for the three months ended June 30, 2014 was $133,693, compared to $193,080 for the same period in 2013.  This is a decrease of $59,387, or approximately 31% and is primarily attributable to the one-time sale of nickel-62 which was held in inventory and sold at a loss of $64,242, partially offset by gross profit recorded for topaz and radiological field services.  Operating expense for the three months ended June 30, 2014 was $32,491, as compared to $25,062 for the same period in 2013.  This increase of $7,429, or approximately 30%, was due to increases in cost of unique equipment and supplies related to field service work. Net income for the three months ended June 30, 2014 was $108,116, as compared to $172,066 for the same period in 2013. We anticipate net income to increase for the remainder of 2014 as initial costs related to launching the field services work will diminish.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended June 30, 2014, or for the same period in 2013. During the three months ended June 30, 2014, we incurred $103,155 of planning and other expenses related to the proposed de-conversion facility, as compared to $278,668 for the same three-month period in 2013. We have developed our fluorine products in conjunction with uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services.  However, in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until such time that we are able to secure additional de-conversion services contracts and limit our current expenditures to only pay for essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Transportation.  Revenue from transportation services for the three months ended June 30, 2014 was $20,700, compared to $53,600 for the same period in 2013. This is a decrease of $32,900, or approximately 62%.  Revenue in this business segment is directly affected by the activity of our cobalt products and radiological services business segment since we primarily use our transportation services to support the transport of cobalt products and field services. As revenue for our cobalt products segment regains strength and our radiological services segment continues its growth, we anticipate that our transportation segment revenues will grow as well. Gross profit was $17,504 for the three months ended June 30, 2014, compared to $40,636 for the same period in 2013, and operating expense was $28,492 for the three months ended June 30, 2014, compared to $39,030 for the same period in 2013. Net loss reported for this segment was $10,989 for the three months ended June 30, 2014, and net income was $1,606 for the same period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue for the six-month period ended June 30, 2014 was $3,757,437, as compared to $3,472,838 for the same period in 2013, an increase of $284,599, or approximately 9%.

The following table presents a period-to-period comparison of total revenue by segment:

	For the six- months ended June 30,	For the six- months ended June 30,
Sale of Product	2014	2013	$ change	% change
Radiochemical Products	$879,392	$866,624	$12,768	2%
Cobalt Products	694,048	445,129	248,919	56%
Nuclear Medicine Standards	1,612,589	1,719,749	(107,160)	-7%
Radiological Services	500,483	341,036	159,447	47%
Fluorine Products	-	-	-	-
Transportation	70,925	100,300	(29,375)	-30%
Total Segments	3,757,437	3,472,838	284,599	9%
Corporate revenue	-	-	-	-
Total Consolidated	$3,757,437	$3,472,838	$284,599	9%

Gross profit for the six-month period ended June 30, 2014 was $1,484,314, compared to $1,367,632, for the same period in 2013.  This represents an increase of $116,682, or approximately 9%. Operating expenses were $1,901,825 for the six-month period ended June 30, 2014, compared to $2,248,456 for the same period in 2013.  This represents a decrease of $346,631, or approximately 16%. This decrease is largely attributable to reduced spending on further research and development and formal planning and design work associated with the proposed de-conversion facility in New Mexico. Salaries and contract labor expense decreased by $106,513, or approximately 13%, which is the result of recording less non-cash equity compensation for the six-month period ended June 30, 2014 as compared to the same period in 2013.

The following table shows total operating expenses for the six-month period ended June 30, 2014 and 2013:

	For the six- months ended June 30,	For the six- months ended June 30,
Operating Costs and Expenses:	2014	2013	% change	$ change
Salaries and Contract Labor	$761,724	$868,237	-12%	$(106,513)
General, Administrative and Consulting	927,617	936,550	-1%	(8,933)
Research and Development	212,484	443,669	-53%	(231,185)
Total operating expenses	$1,901,825	$2,248,456	-16%	$(346,631)

Interest expense for the six months ended June 30, 2014 was $620,414, compared to $209,452 for the same period in 2013. This is an increase of $410,962, or approximately 197%. This increase in interest expense is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013, and debt discount related to a note payable issued in December 2013, which is recorded as interest expense.

Our net loss for the six-month period ended June 30, 2014, was $980,503 as compared to $1,068,102 for the same period in 2013.  This is a decrease in loss of $87,599 or approximately 9%. This decrease in net loss was the result of our increased gross profit coupled with decreased operating expenses as described above.

Radiochemical Products.  Revenue from the sale of radiochemical products for the six-month period ended June 30, 2014, was $879,392, compared to $866,624 for the same period in 2013. This is an increase in revenue of $12,768, or approximately 2% and is primarily the result of customers resuming historical iodine order levels.  Although our radiochemical product sales were down  during the first quarter of 2014, strong sales for the second quarter ended June 30, 2014, have enabled us to report an increase in revenue for the six-month period ending June 30, 2014, as compared to the same period in 2013.

Gross profit percentages for the six months ended June 30, 2014 and 2013 were approximately 28% and 24%, respectively. This increase of 4% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the six-month period ended June 30, 2014 was $65,701, compared to $82,788 for the same period in 2013. This is a decrease of $17,087, or approximately 21%, and is primarily due to decreased spending associated with consulting and assets becoming fully depreciated. Net income for this segment increased for the six-month period ended June 30, 2014, to $180,601, from $123,796 for the same period in 2013.  This increase of $56,805, or approximately 46%, is primarily due to slightly stronger sales coupled with management’s success in holding down material costs, adjustments to our pricing structure, and improved inventory management practices.

Cobalt Products.  Revenues from the sale of cobalt products for the six-month period ended June 30, 2014 were $694,048, compared to $445,129 for the same period in 2013. This represents an increase in revenue of $248,919, or approximately 56%. Our sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.  Although for over a year we had not been able to obtain high specific activity material from the reactor to meet our customer demands, in the fourth quarter of 2013 we were able to resume limited cobalt shipments of previously irradiated material from the ATR to manufacture sealed source products. The bulk of this material was sold during the first quarter of 2014 with additional sales occurring during the three-month period ending June 30, 2014.  Sales of the remaining material are anticipated through 2014, however, additional high specific activity material will have to be procured from alternate sources until such time that irradiation of new targets can resume in the ATR. We are working diligently with the DOE and the subcontractor to resolve technical manufacturing issues and believe that we will reach agreement on a production contract during the third quarter of 2014. Once we have a new production contract in place, the earliest we will be able to extract cobalt material from the ATR will be sometime in 2017.

Gross profit for cobalt products for the six-month period ended June 30, 2014 was $387,578, as compared to $243,021 for the same period in 2013. This increase in gross profit of $144,557 or approximately 60% is the result of the October 2013 shipments of cobalt material we received from the ATR and subsequent manufacture and sale of sealed source products during the six-month period ending June 30, 2014. Operating expense in this segment decreased by $16,946, to $156,317 for the six-month period ended June 30, 2014, from $173,263 for the same period in 2013. This is a decrease of approximately 10% and is due to across-the-board decreases in operating expenditures.  Net income for the six months ended June 30, 2014 was $231,262, compared to $69,757 for the same period in 2013. This increase of $161,505, or approximately 232%, is attributable to the increased revenue from our sealed source sales.  As mentioned above, we believe that we will reach a manufacturing agreement with the DOE in August 2014 which will allow us to resume irradiation at the ATR and continue to explore alternate supply sources of cobalt material.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the six-month period ended June 30, 2014 was $1,612,589 compared to $1,719,749 for the same period in 2013.  This represents a decrease in revenue attributable to this segment of $107,160, or approximately 7%.

The table below presents nuclear medicine standards revenue for the six month periods ending June 30, 2014 and 2013.

	For the six- months ended June 30	For the six- months ended June 30
Nuclear Medicine Standards	2014	2013	% change
Sales
Sales to RadQual	$940,290	$904,436	4%
TI Services LLC	672,299	815,313	-18%
	$1,612,589	$1,719,749	-7%

The decline in revenue in this segment, for the six months ending June 30, 2014, is attributable to the decrease in sales reported by our joint venture, TI Services, LLC. TI Services, LLC sales for the six months ending June 30, 2014 were $672,299, compared to $815,313 for the same period in 2013.  This is a decrease of $143,014, or approximately 18%. This decrease in TI Services, LLC sales is largely attributable to a drop in sales of paper products used in nuclear medicine imaging for the six month period ending June 30 2014, as a result of clinics shifting towards maintaining electronic records. We have been working closely with RadQual, to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture. In April 2014, RadQual introduced a new light flood source product that has been marketed by TI Services, LLC as well as other distributors and which has been very well received by customers. As a result, sales of nuclear medicine sources to RadQual increased by $35,854, to $940,290, for the six months ending June 30, 2014, from $904,436 for the same period in 2013.  This is an increase of approximately 4% and is largely the result of launching the new lightweight flood source product.

Gross profit for the six-month period ended June 30, 2014 was $559,389, as compared to $601,690 for the same period in 2013, a decrease of $42,301, or approximately 7%.  Operating expense for this segment for the six-month period ended June 30, 2014 decreased to $246,493, from $287,025 for the same period in 2013.  This is a decrease of $40,532 or approximately 15%.  This decrease is the result of cost control measures implemented with TI Services, LLC, which have significantly reduced operating expense for the six month period ended June 30 2014 as compared to the same period in 2013. Net income for this segment decreased slightly by $1,770 or less than 1%, to $312,897 for the six month period ended June 30, 2014, from $314,667 for the same period in 2013.

Radiological Services.  The radiological services segment reported revenue of $500,483 for the six-month period ended June 30, 2014 compared to $341,036 for the same period in 2013.  This is an increase of $159,447, or approximately 47%.  Revenue from field service work performed in connection with the DOE’s OSRP has accounted for the revenue increase within this segment.  During the six-month period ending June 30, 2014, we also reported a sale of nickel-62 in the amount of $82,292.  The nickel was held in our raw material inventory valued at actual cost of $146,534 and was sold at a loss of $64,242 which was reported in gross profit.

Gross profit was $228,774 for this segment for the six months ended June 30, 2014, and $238,447 for the same period in 2013. This is a decrease in gross profit of $9,673 and is the result of reporting nickel-62 loss on sale mentioned above. Operating costs were $64,763 and $46,697 for the six months ended June 30, 2014 and 2013, respectively. The increase in operating expense of $18,066, or approximately 39%, is due to increased costs incurred to support expanded field service work.  Net income for the six-month period ending June 30, 2014, was $175,091, as compared to $199,963 for the same period in 2013.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the six months ended June 30, 2014 or for the same period in 2013.  We have developed our fluorine products in conjunction with the proposed uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. However, in 2013, we made the decision to place continued formal design work on the de-conversion facility on hold and only continue to pay for essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.  We do not anticipate any revenue from the sale of fluoride products in 2014 and do not have a date certain for resumption of engineering design and construction of this facility.

During the six months ended June 30, 2014, we incurred expenses of $206,337 for licensing, and other essential expenses, as compared to approximately $557,145 for the same period in 2013.  We expect to continue to incur similar maintenance cost through the remainder of 2014, and until such time as we are able to resume design and construction of the facility.

Transportation.  Revenue from transportation services for the six months ended June 30, 2014 was $70,925, compared to $100,300 for the same period in 2013.  Revenue in this business segment was directly affected by the decreased activity in our cobalt products segment. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $62,270 for the six months ended June 30, 2014, compared to $77,891 for the same period in 2013. Operating expense was $69,348 for the six months ended June 30, 2014, compared to $71,851 for the same period in 2013. Net loss for this segment was $7,078, and net income was $6,040 for the six months ended June 30, 2014, and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2014, we had cash and cash equivalents of $810,309 as compared to $456,374 at December 31, 2013.  This is an increase of $353,935, or approximately 77%.  The increase is the combined result of stronger sales and reduced operating expense for the six month period ending June 30, 2014, as compared to the same period in 2013.  For the six months ended June 30, 2014, net cash provided in operating activities was $502,662, and for the six months ended June 30, 2013, net cash used in operating activities was $519,198. The increase in cash provided in operating activities is the result of stronger sales, reduced operating expenses and the reduction of outstanding accounts receivable. Decreases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

Inventories at June 30, 2014 totaled $1,080,587, and inventories at December 31, 2013 totaled $1,478,349.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 82% of total work in process inventory cost for the six months ended June 30, 2014, and approximately 79% of total inventory cost for the same period in 2013. At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to marketable levels.  If the DOE’s contractor is not able to perform this work, we may, at a future date determine that a write-down of the cobalt target inventory may be necessary.  However, at this time, we are working with the DOE to evaluate various options for sale or resumption of irradiation of this material.

Cash used in investing activities was $50,388, for the six months ended June 30, 2014, and for the same period in 2013, cash used in investing activities was $259,260. This decrease in cash used in investing activities is primarily the result of decreased investment in property, plant and equipment. During the six-month period ended June 30, 2014, we reported $98,861 of asset purchases and $303,062 for the same period in 2013.  This decrease is primarily the result of decreased capital expenditures related to the proposed de-conversion facility in Lea County, New Mexico.

Financing activities used cash of $98,339 during the six months ended June 30, 2014 and provided cash of $961,331 for the same period in 2013. During the six months ended June 30, 2013, we received cash proceeds of $1,060,000 from the issuance of convertible debt, whereas no debt was issued for the same period in 2014. Principal payments on notes payable for the six months ended June 30, 2014, were $102,870 as compared to $134,005 for the same period in 2013.

Total increase in cash for the period ended June 30, 2014, compared to December 31, 2013, was $353,935 which was the result of stronger sales and decreased spending for services in support of the planned uranium de-conversion facility.

We have a long term investment of $1,361,966, which represents a 24.5% ownership in units of RadQual. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual. We purchased these shares with the intent of  eventually acquire the remaining shares of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.  At the present time, there is no formal action being taken to acquire the remainder of those shares.

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

At June 30, 2014, there were 42,257,951 outstanding warrants to purchase our common stock.  Included in these are 1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; 12,924,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015; 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty five percent (25%) of the shares issuable upon conversion of the debentures.  The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. At June 30, 2014, the outstanding balance of these debentures, net of debt discount, was $2,828,959.

In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrue interest at a rate of 10% per annum, and mature February 2015. The conversion price in effect for these debentures, on any conversion date, is equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date.  If at any time prior to the maturity date, the volume weighted average price of our common stock exceeds $0.50 per share over any consecutive thirty trading days then the Company is required to convert the debentures. At the maturity date all of the outstanding principal of the debentures as well as the accrued interest will be converted into shares of common stock. At June 30, 2014, the outstanding balance of these debentures, net of debt discount, was $1,035,664.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured. At June 30, 2014, the outstanding balance of this note was $357,583.

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the “Lenders”), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due June 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of June 30, 2014, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2014, we entered into a modification of the $500,000 promissory note agreement with our Chairman of the Board and one of our significant shareholders, pursuant to which the maturity date of the promissory note was extended from June 30, 2014 to December 31, 2017, and each Lender was granted an additional 7,500,000 warrants to purchase shares of the Company’s common stock.  The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

Exhibit

No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1

Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack.*

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

10.1

Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack.*

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.