Form 10-Q
period 2014-09-30
INTERNATIONAL ISOTOPES INC
filed 2014-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, the number of shares of Common Stock, $.01 par value, outstanding was 369,895,032.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2014

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$725,235	$456,374
Accounts receivable	869,243	1,046,403
Inventories	989,587	1,478,349
Prepaids and other current assets	445,509	613,795
Total current assets	3,029,574	3,594,921

Long-term assets
Restricted certificate of deposit	203,177	204,222
Property, plant and equipment, net	2,239,139	2,271,153
Capitalized lease disposal costs, net	80,974	90,199
Investment	1,369,230	1,368,808
Patents and other intangibles, net	4,423,434	4,478,711
Total long-term assets	8,315,954	8,413,093
Total assets	$11,345,528	$12,008,014

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$557,857	$732,449
Accrued liabilities	926,447	610,759
Current installments of notes payable	207,807	341,373
Total current liabilities	1,692,111	1,684,581

Long-term liabilities
Convertible debt, net of debt discount	3,893,707	3,806,452
Obligation for lease disposal costs	601,036	566,369
Notes payable, net of current portion and debt discount	227,517	254,198
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,572,260	5,477,019
Total liabilities	7,264,371	7,161,600

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 369,453,526 and 369,130,899 shares issued and outstanding respectively	3,694,535	3,691,314
Additional paid in capital	118,253,678	117,783,738
Accumulated deficit	(117,945,137)	(116,697,147)
Equity attributable to International Isotopes Inc. stockholders	4,003,076	4,777,905
Equity attributable to noncontrolling interest	78,081	68,509
Total equity	4,081,157	4,846,414
Total liabilities and stockholders' equity	$11,345,528	$12,008,014

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sale of product	$1,985,956	$1,680,696	$5,743,393	$5,153,534
Cost of product	1,201,482	1,056,754	3,474,605	3,161,960
Gross profit	784,474	623,942	2,268,788	1,991,574

Operating costs and expenses:
Salaries and contract labor	384,720	404,082	1,146,444	1,272,319
General, administrative and consulting	381,599	435,734	1,309,216	1,372,284
Research and development	155,802	111,636	368,286	555,305
Total operating expenses	922,121	951,452	2,823,946	3,199,908

Net operating loss	(137,647)	(327,510)	(555,158)	(1,208,334)

Other income (expense):
Other income (expense)	7,320	11,083	22,948	(17,049)
Equity in net income of affiliate	30,978	5,044	71,564	36,677
Interest income	98	21	491	447
Interest expense	(157,849)	(119,839)	(778,263)	(329,291)
Total other income (expense)	(119,453)	(103,691)	(683,260)	(309,216)
Net loss	(257,100)	(431,201)	(1,238,418)	(1,517,550)
Loss (income) attributable to non-controlling interest	(10,387)	7,094	(9,572)	25,341

Net loss attributable to International Isotopes Inc.	$(267,487)	$(424,107)	$(1,247,990)	$(1,492,209)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding -
basic and diluted	369,443,913	363,502,559	369,327,455	361,989,965

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,238,418)	$(1,517,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net income in equity method investment	(71,564)	(36,677)
Depreciation and amortization	204,167	315,697
Loss on disposal of property, plant and equipment	-	40,302
Accretion of obligation for lease disposal costs	34,667	32,026
Accretion of beneficial conversion feature and debt discount	481,398	192,579
Equity based compensation	66,286	179,818
Changes in operating assets and liabilities:
Accounts receivable	177,160	(16,179)
Prepaids and other assets	168,286	81,889
Inventories	488,762	(294,125)
Accounts payable and accrued liabilities	141,096	107,038
Net cash provided by (used in) operating activities	451,840	(915,182)

Cash flows from investing activities:
Restricted certificate of deposit	1,045	(354)
Dividends received from equity method investment	71,142	58,993
Proceeds from sale of property, plant and equipment	-	3,993
Purchase of property, plant and equipment	(107,651)	(500,025)
Net cash used in investing activities	(35,464)	(437,393)

Cash flows from financing activities:
Proceeds from sale of stock	6,983	466,130
Proceeds from issuance of debt	-	1,060,000
Principal payments on notes payable	(154,498)	(185,120)
Net cash (used in) provided by financing activities	(147,515)	1,341,010

Net increase (decrease) in cash and cash equivalents	268,861	(11,565)
Cash and cash equivalents at beginning of period	456,374	546,143
Cash and cash equivalents at end of period	$725,235	$534,578

Supplemental disclosure of cash flow activities:
Cash paid for interest	$37,913	$81,051

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity and decrease in debt for amount allocated to warrants issued with convertible debentures	$384,428	$-
Increase in equity and decrease in debt for beneficial conversion feature associated with the convertible debentures	$15,464	$-
Decrease in accrued interest through warrant exercise	$-	$100,732
Increase in notes payable through conversion of NRC payable	$-	$596,816
Increase in equity for the beneficial conversion feature associated with the convertible debentures	$-	$75,715

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2014

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

Nature of Operations – INIS and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. The Company holds several patents for a fluorine extraction process that it expects to use in conjunction with a proposed commercial depleted uranium de-conversion facility, and provides a host of transportation, recycling, and processing services on a contract basis for clients. The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

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

In June 2014, the FASB issued authoritative guidance for stock based compensation.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.  The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The Company has not yet determined what effect this standard will have on its results of operations

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the nine-month period ended September 30, 2014, the Company reported a net loss of $1,247,990, net of non-controlling interest loss, and net cash provided by operating activities of $451,840. During the same period in 2013, the Company reported a net loss of $1,492,209, net of non-controlling interest loss, and net cash used in operating activities of $915,182.

The Company has made significant investments in the design, planning and construction of a large scale uranium de-conversion and fluorine extraction facility, a project the Company started in 2004.  Since beginning its efforts to design and build this proposed de-conversion facility, the Company acquired seven patents for the Fluorine Extraction Process (“FEP”) and later designed, built, and operated an FEP pilot plant to produce a fluoride gas from de-conversion of uranium tetrafluoride.  At the completion of testing in 2013, the pilot plant was shut down.  In October 2012, the Company obtained a Nuclear Regulatory Commission (“NRC”) construction and operating license for the planned de-conversion facility which is a forty (40) year operating license and is the first commercial license of this type issued in the U.S.  There are no other companies with a similar license application under review by the NRC.  Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset.

Since the start of this project there have been several changes in the nuclear industry that have caused the Company to place this de-conversion project on hold.  When the Company began pursuing this project there were three companies planning for construction of new commercial uranium enrichment plants in the U.S. and a fourth company using the Silex laser separation technology for enrichment. The Company was communicating with all of these companies for possible de-conversion agreements to process their tails and was successful in obtaining a de-conversion service agreement with URENCO USA (UUSA) that would use approximately 50% of the installed processing capacity of its proposed de-conversion facility.  While the agreement with UUSA remains in place the milestone dates in the agreement for the Company to have an operating de-conversion facility have passed.  UUSA has not indicated they intend to terminate the agreement at this time.  Instead UUSA and the Company plan to revise the agreement milestone dates at a future time once the Company has a firmer idea of the schedule for resumption of engineering and construction of the project. Plans to obtain additional contracts with the other enrichment companies in order to commit 100% of the planned facility’s capacity have been delayed because of the slowdown in nuclear industry growth.  Having contracts in place for the full plant capacity is necessary for the Company to obtain financing for the project and it believes that one or more of these companies are likely to resume construction plans on a new enrichment facility within the next few years.  When these plans do resume, the Company will once again begin contract talks to commit the remaining capacity for its planned de-conversion facility and continue efforts to obtain project financing to proceed with the design and construction of the facility.  It is also expected that the Company will be able to revise its contract dates with UUSA once one of these other enrichment companies resumes construction planning.  Therefore, in the fourth quarter of 2013, the Company placed most of the work on that project on hold until additional contracts for de-conversion service could be secured and financing obtained for the project.  During the nine-month period ended September 30, 2014, the Company incurred costs of approximately $307,000 to maintain licenses and other necessary project investments. During the same nine-month period in 2013, the Company incurred costs of approximately $685,000 for planning and development activities on the project.

In the meantime, the Company is renewing its focus upon its long-standing core business segments and working to reduce operating costs as well as create new business opportunities within those segments.  The results of these efforts have led to positive cash flow produced by operating activities for the first nine months of 2014.  While there can be no assurances that this positive cash flow from operations will continue the Company will continue to work towards that goal and in achieving profitability based upon the performance of our current business segments.  The Company believes there are significant future opportunities for growth within the radiochemical, cobalt products, and field services segments and will be exploring those opportunities to expand business and revenue within those segments.  The Company will make public announcements of those developments as agreements are put in place to secure those opportunities.

(3)

Net Loss Per Common Share - Basic and Diluted

For the nine months ended September 30, 2014, the Company had 16,450,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the nine months ended September 30, 2013, the Company had 16,450,000 stock options outstanding, 19,757,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,369,230 and is reported as an asset at September 30, 2014.  For the nine months ended September 30, 2014, member distributions from RadQual totaled $71,142 and were recorded as a reduction of the investment, and for the same period in 2013, member distributions totaled $58,993.  During the nine months ended September 30, 2014 and 2013, earnings allocated to the Company from RadQual totaled $71,564 and $36,677, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At September 30, 2014 and 2013, the Company had receivables from RadQual in the amount of $391,621 and $439,641, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the nine months ended September 30, 2014 and 2013, the Company had revenue from RadQual in the amount of $2,242,843 and $2,360,178, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw materials	$91,555	$247,667
Work in progress	881,595	1,206,708
Finished goods	16,437	23,974
	$989,587	$1,478,349

Work in progress includes cobalt-60 which is located in the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho.  The cobalt is at various stages of production.  At September 30, 2014 and December 31, 2013, the cobalt had a carrying value of $691,501 and $957,221, respectively, which is based on accumulated costs allocated to cobalt targets depending on the length of time the cobalt has been processed in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the nine months ended September 30, 2014 and 2013, the Company issued 154,767 and 63,646 shares of common stock, respectively, to employees for proceeds of $6,983 and $8,241, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	16,450,000	$0.09
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2014	16,450,000	0.09	3.0	$-
Exercisable at September 30, 2014	14,887,500	$0.09	3.4	$-

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.04 per share on September 30, 2014, the last trading day of the quarter. The intrinsic value of exercisable shares is based on the closing price of the Company’s common stock on the day of exercise with a weighted-average price of $0.09 per share.

As of September 30, 2014, there was approximately $59,510 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.5 years.

Total stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $66,286 and $179,818, respectively.

Pursuant to an employment agreement with its CEO, the Company issued 280,000 fully vested shares of common stock in February 2014, under the Company’s 2006 Equity Incentive Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $16,800, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 27, 2014, which was $0.06 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax liabilities.  The net shares issued on February 28, 2014, totaled 167,860.

Warrants

Warrants outstanding at September 30, 2014, and changes during the nine months ended September 30, 2014, were as follows:

Warrants
Outstanding at December 31, 2013	27,257,951
Issued	15,000,000
Exercised	-
Forfeited	-
Outstanding at September 30, 2014	42,257,951

Pursuant to the promissory note issued to the Company’s Chairman of the Board and one of the Company’s major shareholders as discussed below, an aggregate of 15,000,000 additional warrants were issued on June 30, 2014, as a condition of extending the due date of the promissory note from June 30, 2014 to December 31, 2017.

(7) Debt

In June 2014, the Company renegotiated the terms of a promissory note totaling $500,000 from the Company’s Chairman of the Board and one of the Company’s major shareholders (the “Lenders”).  The promissory note bears interest at 6% and originally matured on June 30, 2014.  At any time, the Lenders can elect to have any or all of the principal and accrued interest under the promissory note repaid in the form of shares of the Company’s common stock, at a rate based on the average closing price of the Company’s common stock for the 20 trading days preceding the maturity of the prepayment date.  In connection with the promissory note, each Lender was issued 5,000,000 warrants to purchase shares of the Company’s common stock.  The fair value of the warrants was $383,025 and was recorded as a debt discount and was amortized to interest expense over the initial six-month life of the promissory note.  The warrants are immediately exercisable. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model and was calculated using the following assumptions: risk free interest rate of 1.33%, expected dividend yield rate of 0%, expected volatility of 78.9%, an expected life of 5 years.

Pursuant to a modification to the loan made June 30, 2014, the maturity date was extended to December 31, 2017, and each Lender was granted an additional 7,500,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants were immediately exercisable. The fair value of these warrants was $384,428 and was recorded as a debt discount and will be amortized to interest expense over the new life of the promissory note.  The fair value of the warrants was determined using the Black-Scholes Option Pricing Model and was calculated using the following assumptions: risk free interest rate of 1.62%, expected dividend yield rate of 0%, expected volatility of 69.47%, an expected life of 4.5 years.  The Company calculated a beneficial conversion feature of $15,464 which will be accreted to interest expense over the new life of the note.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the reactor and laboratory operations at the U.S. federal government’s Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. The Company has been in negotiations with the DOE, since 2012, to determine further irradiation of in-process targets and to start the irradiation of new cobalt targets.  On October 2, 2014, the Company signed a ten year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target and with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024.  However, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Historically, the majority of the radiochemical products sold by the Company were done so through a supply agreement with a single entity. In September 2014, the Company ended this arrangement and began direct sales to its customers of all radiochemical products.

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license many times to increase the amount of material permitted within its facility and change the descriptions of scope of work permitted both in the facility and by the Company in other locations.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The current license does not restrict the volume of business operation performed or projected to be performed in the upcoming year.  The financial assurance required by the NRC has been provided for with a surety bond issued by Argonaut Insurance Company.  This surety bond will terminate in November 2014 and will be replaced with a letter of credit which will name the NRC as beneficiary.  The Company has placed $203,177 into a certificate of deposit as required by the terms of the surety bond and, at the termination of the bond these funds will be used to support the new letter of credit which will replace the surety bond.  At September 30, 2014, the restricted certificate of deposit totaled $203,177.

(9) Subsequent Events

In October 2014, in accordance with the Company’s employee stock purchase plan, the Company issued 42,105 shares of common stock to employees in exchange for proceeds of $1,432.

On October 1, 2014, the Company made interest payments to holders of its convertible debentures that were issued February 2012.  According to the terms of the convertible debentures, the interest payment was for interest accrued on principal amounts held by investors from October 1, 2013 through September 30, 2014.  The amount of interest paid in cash to investors was $229,370 in the aggregate.  In addition, two investors opted to receive shares of the Company’s common stock in lieu of cash interest payments. As a result, 399,401 shares of common stock were issued in exchange for $15,976 of accrued interest due.

On October 2, 2014, the Company entered into a ten year agreement with the DOE for the irradiation of cobalt targets for the production of cobalt-60.  The agreement stipulates that the Company will be able to purchase cobalt targets at a fixed price per target with an annual 5% escalation in price.

On October 27, 2014, the Compensation Committee of the Company’s Board of Directors approved the re-pricing of an aggregate of 14,500,000 outstanding stock options held by executive officers and members of the Board, which had original exercise prices of either $0.07 or $0.08 per share. The Compensation Committee lowered the exercise price per share to $0.035 for each option, which was the fair market value of the Company’s stock on October 27, 2014.

In addition, on October 27, 2014, the Compensation Committee granted an aggregate of 8,100,000 incentive stock options to executive officers and employees with an exercise price of $0.035 per share.  Also, the Compensation Committee granted 400,000 nonqualified stock options to consultants and 3,000,000 nonqualified stock options to members of the Board.  All of the stock options were granted with an exercise price of $0.035 per share, vest over a period of two years, and expire on October 27, 2024.

All of the above stock options were granted pursuant to the terms of the Company’s 2006 Equity Incentive Plan.

(10)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2014	2013	2014	2013
Radiochemical Products	$427,588	$450,285	$1,306,980	$1,316,909
Cobalt Products	558,168	332,295	1,252,216	777,424
Nuclear Medicine Standards	924,143	736,238	2,536,732	2,455,987
Radiological Services	65,057	143,380	565,540	484,416
Fluorine Products	-	-	-	-
Transportation	11,000	18,498	81,925	118,798
Total Segments	1,985,956	1,680,696	5,743,393	5,153,534
Corporate revenue	-	-	-	-
Total Consolidated	$1,985,956	$1,680,696	$5,743,393	$5,153,534

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2014	2013	2014	2013
Radiochemical Products	$1,687	$9,511	$5,487	$28,098
Cobalt Products	19,562	18,572	59,431	62,226
Nuclear Medicine Standards	3,718	5,213	15,445	15,642
Radiological Services	9,227	1,580	22,281	5,258
Fluorine Products	27,347	32,794	81,838	154,936
Transportation	1,110	3,314	5,669	9,942
Total Segments	62,651	70,984	190,151	276,102
Corporate depreciation and amortization	4,624	30,456	14,016	39,595
Total Consolidated	$67,275	$101,440	$204,167	$315,697

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2014	2013	2014	2013
Radiochemical Products	$88,510	$75,153	$269,112	$198,949
Cobalt Products	269,913	109,987	501,175	179,744
Nuclear Medicine Standards	172,544	134,699	485,441	449,366
Radiological Services	16,387	19,749	191,478	219,712
Fluorine Products	(101,368)	(127,989)	(307,705)	(685,134)
Transportation	(11,402)	(5,702)	(18,480)	338
Total Segments	434,584	205,897	1,121,020	362,974
Corporate loss	(702,071)	(630,004)	(2,369,010)	(1,855,183)
Net Loss	$(267,487)	$(424,107)	$(1,247,990)	$(1,492,209)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2014	2013	2014	2013
Radiochemical Products	$403	$4,356	$53,320	$4,356
Cobalt Products	3,883	(6,668)	40,932	-
Nuclear Medicine Standards	-	-	527	3,540
Radiological Services	-	72,292	2,632	95,612
Fluorine Products	4,504	126,983	(1,047)	393,580
Transportation	-	-	-	-
Total Segments	8,790	196,963	96,364	497,088
Corporate purchases	-	-	11,287	2,937
Total Consolidated	$8,790	$196,963	$107,651	$500,025

	September 30,	December 31,
Segment Assets	2014	2013
Radiochemical Products	$249,134	$153,305
Cobalt Products	1,034,872	1,574,603
Nuclear Medicine Standards	555,932	573,389
Radiological Services	384,255	608,949
Fluorine Products	6,020,190	6,093,151
Transportation	7,195	12,864
Total Segments	8,251,578	9,016,261
Corporate assets	3,093,950	2,991,753
Total Consolidated	$11,345,528	$12,008,014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding prospects for additional commercial uranium enrichment projects, the Company’s ability to secure contracts and raise capital for the planned de-conversion facility, the competitive barrier posed by the Nuclear Regulatory Commission (NRC) license and its asset value, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of the in-process cobalt targets, positive growth projection for TI Services, LLC,  growth in the revenue of the radiochemical, radiological and transportation segments, are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue for the three months ended September 30, 2014 was $1,985,956, as compared to $1,680,696 for the same period in 2013, an overall increase of $305,260, or approximately 19%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2014	2013	$ change	% change
Radiochemical Products	$427,588	$450,285	$(22,697)	-5%
Cobalt Products	558,168	332,295	225,873	68%
Nuclear Medicine Standards	924,143	736,238	187,905	26%
Radiological Services	65,057	143,380	(78,323)	-55%
Fluorine Products	-	-	-	0%
Transportation	11,000	18,498	(7,498)	-41%
Total Segments	1,985,956	1,680,696	305,260	19%
Corporate revenue	-	-	-	0%
Total Consolidated	$1,985,956	$1,680,696	$305,260	19%

Gross profit for the three months ended September 30, 2014 was $784,474, compared to $623,942 for the same period in 2013.  This represents an increase of $160,532, or approximately 26%.  Cost of sales increased to $1,201,482 for the three months ended September 30, 2014 from $1,056,754 for the same period in 2013.  This is an increase of $144,728, or approximately 14% and was the result of increased purchases of materials and direct labor costs to support increased production and overall sales. Our gross profit percentage was up slightly to 40% for the three months ended September 30, 2014, from 37% for the same period in 2013, as a result of combined increased revenue coupled with the relative decrease in cost of sales as a percentage of total sales.  Segment performance in this area is discussed in further detail below.

The following table presents gross profit data for each of our business segments for the three months ended September 30, 2014 and 2013:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2014	2014	2013	2013
Total Sales	$1,985,956		$1,680,696
Cost of Sales
Radiochemical Products	$314,742	16%	$340,443	20%
Cobalt Products	236,290	12%	150,485	9%
Nuclear Medicine Standards	620,821	31%	491,864	29%
Radiological Services	29,628	1%	70,741	4%
Flourine Products	-	-	-	-
Transportation	-	-	3,221	1%
Total Segments	$1,201,482	60%	$1,056,754	63%

Operating expense decreased to $922,121 for the three months ended September 30, 2014, from $951,452 for the same period in 2013.  This slight decrease of $29,331, or approximately 3%, is the result of decreases in salary and wage and general administrative costs. Research and development expense increased by approximately 40%, to $155,802 for the three months ended September 30, 2014, from $111,636, for the same period in 2013.  This $44,166 increase in expenditures is the result of product development work related to our radiochemical products segment. Salaries and contract labor costs decreased by $19,362, for the three-month period ended September 30, 2014, as compared to the same period in 2013. This is a decrease of approximately 5% and is the result of repositioning staff and reducing overall labor hours.

The following table presents a comparison of total operating expense for the three months ended September 30, 2014 and 2013:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2014	2013	% change	$ change
Salaries and Contract Labor	$384,720	$404,082	-5%	$(19,362)
General, Administrative and Consulting	381,599	435,734	-13%	(54,135)
Research and Development	155,802	111,636	40%	44,166
Total operating expenses	$922,121	$951,452	-3%	$(29,331)

Our net loss for the three months ended September 30, 2014 was $267,487, compared to $424,107, for the same period in 2013.  This is a decrease in loss of $156,620, or approximately 37%, and is the result of the increase in sales, and our ability to hold down direct material costs as well as operating costs.

Interest expense for the three months ended September 30, 2014 was $157,849, compared to $119,839 for the same period in 2013. The increase of $38,010 is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013, and on a note payable issued in December 2013.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended September 30, 2014 was $427,588, compared to $450,285 for the same period in 2013.  This represents a decrease in revenue of $22,697, or approximately 5%.  Sale of radiochemical products is driven by sales of iodine-131 and we believe that the decrease in revenue is due to pharmacies shifting away from the use of radio-chemical grade product towards the use of pharmaceutical grade product. Although we have retained an excellent customer base, we are currently working on product developments in our radiochemical products segment that will place us in a stronger competitive position in the future.

Beginning in September 2014, we became the direct distributor of 100% of our iodine products.  Prior to that, we acted as a distributor to RadQual, LLC (“RadQual”), which then sold to its customers. This change was based on RadQual’s desire to focus more heavily on its core business of reference sources and nuclear imaging and for the Company to improve the margins realized by radiochemical sales.  We continue to maintain an excellent relationship with RadQual, and will continue to be its sole source manufacturer of nuclear medicine products.  We believe that selling directly to our iodine customers will strengthen our market position in the future when we introduce new radiochemical products. Gross profit of radiochemical products for the three months ended September 30, 2014 was $112,846, compared to $109,842, for the same period in 2013.  Gross profit percentages were approximately 26% and 24% for the three months ended September 30, 2014 and 2013, respectively, and we decreased our cost of sales through reductions in labor, freight and packaging costs. Operating expense for this segment decreased to $24,336 for the three months ended September 30, 2014, compared to $34,690 for the same period in 2013. This is a decrease of $10,354, or approximately 30%.  This decrease is a combination of decreased spending on general production supplies as well as assets reaching full depreciation. This segment reported net income of $88,510 for the three months ended September 30, 2014, as compared to net income of $75,153 for the same period in 2013.  The increase of $13,357, or approximately 18%, is the result of our decreases in both direct and operating expenses.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended September 30, 2014 was $558,168, compared to $332,295 for the same period in 2013. This represents an increase in revenue of $225,872, or approximately 68%. Our sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.  Although for over a year we had not been able to obtain high specific activity material from the reactor to meet our customer demands, in the fourth quarter of 2013, we were able to resume limited cobalt shipments of previously irradiated material from the ATR and to manufacture sealed source products from that material. The bulk of this material was sold during the first quarter of 2014, however, some sales continued through September 30, 2014.  Any remaining material held at September 30, 2014, will be sold throughout the remainder of 2014.

In October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers by the middle of 2017 and every year thereafter through at least 2024.  The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR reactor throughout the ten year period.  We will also continue to work with alternate cobalt suppliers to obtain material in the interim period to meet future shorter term customer needs.

Gross profit for cobalt products for the three months ended September 30, 2014 was $321,878, compared to $181,810 for the same period in 2013. This is an increase of $140,068, or approximately 77% and is attributable to our increased sales and our ability to utilize lower cost recycled cobalt material in some of the cobalt sources produced and sold during the quarter. Operating expense in this segment decreased by $19,860, or approximately 28%, for the three months ended September 30, 2014, as compared to the same period in 2013, which was the result of decreased cost incurred for outside consulting. Our net income for cobalt products was $269,913 for the three months ended September 30, 2014, as compared to net income of $109,987 for the same period in 2013.  The significant increase in net income of $159,926, or approximately 146% is attributable to the increased sales of sealed source products coupled with decreased direct costs and decreased operating costs.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended September 30, 2014 was $924,143, compared to $736,238 for the same period in 2013. This represents an increase in revenue of $187,905, or approximately 26%. Revenue from nuclear medicine products includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual  in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended September 30, 2014 and 2013:

	For the three- months ended September 30	For the three- months ended September 30
Nuclear Medicine Standards	2014	2013	% change
Sales
Sales to RadQual	$523,926	$402,690	31%
TI Services LLC	400,217	333,548	20%
	$924,143	$736,238	26%

TI Services, LLC sales for the three months ended September 30, 2014 were $400,217, as compared to $333,548 for the same period in 2013, an increase of $66,669, or approximately 20%.  As a result of our collaborative product development efforts with RadQual, in April 2014 RadQual launched sales of a new lightweight flood source which is currently being marketed through TI Services, LLC and other distributors. This lighter and thinner product continues to be in strong demand by our customers. Sales of nuclear medicine products to RadQual increased to $523,926, for the three months ended September 30, 2014, from $402,690 for the same period in 2013, an increase of $121,236, or approximately 31%.

Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2014 was $303,322 compared to $244,373 for the same period in 2013, an increase in gross profit of $58,949, or approximately 24%. Operating expense for this segment for the three months ended September 30, 2014 increased to $130,778, from $109,673 for the same period in 2013. This increase of $21,105 is attributable to increased general operating costs incurred, such as labor and supplies, to support increased product sales. Net income for this segment for the three months ended September 30, 2014, was $172,544, compared to $134,699 for the same period in 2013, and is the result of our increased sales in this business segment.

Radiological Services.  Revenue from radiological services for the three months ended September 30, 2014 was $65,057, compared to $143,380 for the same period in 2013, a decrease of $78,322 or approximately 55%.  Revenue in this segment is generated by gemstone processing and radiological service consulting work which is performed in conjunction with sealed source sales and expended source disposal services.  Revenue generated from topaz processing was down by approximately 44%, from $93,054 for the three months ended September 30, 2013, as compared to $52,318 for the same period in 2014. This decrease is due to a decline in the volume of material shipped to us for processing.  We believe this decline is based on fluctuating market demand for luxury items such as jewelry.

In 2012, we obtained an amendment to our NRC license that allows the performance of certain field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units. During 2013, we designed and built a mobile hot cell unit to permit us to expand this field service work.  We also received an additional amendment to our NRC license that allows us to use this hot cell to perform source removal services on a wide variety of models. The mobile hot cell and license amendment will be used to support continued expansion of our field service activities.  Year-to-date, the majority of revenue within this segment has been generated by field service activities.  For the three months ended September 30, 2014, revenue generated by radiological field services declined to $12,739, from $50,326 for the same three-month period in 2013.  The decline in revenue for the three-month period comparison is due to the infrequent and irregular nature of requests for OSRP contract work.  We are continuing to bid on OSRP jobs offered by the DOE and expect that field services, supplemented by our new mobile hot cell, will be the primary source of revenue in this segment for the remainder of 2014.

The following table presents radiological services revenue for the three months ended September 30, 2014 and 2013:

	For the three- months ended September 30,	For the three- months ended September 30,
Radiological Services	2014	2013	% change
Topaz	$52,318	$93,054	-44%
Radiological Field Services	12,739	50,326	-75%
	$65,057	$143,380	-55%

Gross profit for this segment for the three months ended September 30, 2014, was $35,429 compared to $72,638 for the same period in 2013.  The decrease of $37,209 is due to the decreased OSRP jobs performed during the period ended September 30, 2014 as compared to the same time period in 2013. Operating expense for the three months ended September 30, 2014 was $23,207, as compared to $58,606 for the same period in 2013.  This decrease of $35,399, or approximately 60%, was mainly due to decreased expense incurred for general support of work done in this business segment labor.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended September 30, 2014, or for the same period in 2013. During the three months ended September 30, 2014, we incurred $101,368 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $127,990 for the same three-month period in 2013. We have developed our fluorine products in conjunction with uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services.  In 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until such time that we are able to secure additional de-conversion services contracts and have thus limited our current expenditures to essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Transportation.  Revenue from transportation services for the three months ended September 30, 2014 was $11,000, compared to $18,498 for the same period in 2013. This is a decrease of $7,498, or approximately 41%.  Revenue in this business segment is directly affected by the activity of our cobalt products and radiological services business segments since we primarily use our transportation services to support the transport of cobalt products and offer transportation in conjunction with field services work. With the decline in our OSRP and other radiological field services work for the three-month period, our transportation opportunities and transportation revenue also declined. Gross profit was $11,000 for the three months ended September 30, 2014, compared to $15,277 for the same period in 2013, and operating expense was $22,403 for the three months ended September 30, 2014, compared to $20,979 for the same period in 2013. Net loss reported for this segment was $11,402 for the three months ended September 30, 2014, and net loss was $5,702 for the same period in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue for the nine-month period ended September 30, 2014 was $5,743,393, as compared to $5,153,534 for the same period in 2013, an increase of $589,859, or approximately 12%.

The following table presents a period-to-period comparison of total revenue by segment:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2014	2013	$ change	% change
Radiochemical Products	$1,306,980	$1,316,909	$(9,929)	-1%
Cobalt Products	1,252,216	777,424	474,792	61%
Nuclear Medicine Standards	2,536,732	2,455,987	80,745	4%
Radiological Services	565,540	484,416	81,124	17%
Fluorine Products	-	-	-	-
Transportation	81,925	118,798	(36,873)	-31%
Total Segments	5,743,393	5,153,534	589,859	12%
Corporate revenue	-	-	-	-
Total Consolidated	$5,743,393	$5,153,534	$589,859	12%

Gross profit for the nine-month period ended September 30, 2014 was $2,268,788, compared to $1,991,574 for the same period in 2013. This represents an increase of $277,214, or approximately 14%. Operating expenses were $2,823,946 for the nine-month period ended September 30, 2014, compared to $3,199,908 for the same period in 2013.  This represents a decrease of $375,962, or approximately 12%. This decrease is largely attributable to reduced spending on further research and development and formal planning and design work associated with the proposed de-conversion facility in New Mexico. Salaries and contract labor expense decreased by $125,875, or approximately 10%, which is the result of recording less non-cash equity compensation for the nine-month period ended September 30, 2014 as compared to the same period in 2013.

The following table shows total operating expenses for the nine-month period ended September 30, 2014 and 2013:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2014	2013	% change	$ change
Salaries and Contract Labor	$1,146,444	$1,272,319	-10%	$(125,875)
General, Administrative and Consulting	1,309,216	1,372,284	-5%	(63,068)
Research and Development	368,286	555,305	-34%	(187,019)
Total operating expenses	$2,823,946	$3,199,908	-12%	$(375,962)

Interest expense for the nine months ended September 30, 2014 was $778,263, compared to $329,291 for the same period in 2013. This is an increase of $448,972, or approximately 137%. This increase in interest expense is attributable to interest accrued on convertible debentures which were issued in July 2012 and February 2013, and debt discount related to a note payable issued in December 2013, all of which are recorded as interest expense.

Our net loss for the nine-month period ended September 30, 2014, was $1,247,990 as compared to $1,492,209 for the same period in 2013.  This is a decrease in loss of $244,219 or approximately 17%. This decrease in net loss was the result of our increased gross profit coupled with decreased operating expenses as described above.

Radiochemical Products.  Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2014, was $1,306,980, compared to $1,316,909 for the same period in 2013. This is a decrease in revenue of $9,929, or approximately 1% and is due to pharmacies shifting away from the use of radio-chemical grade product towards the use of pharmaceutical grade product.  We are currently working on product developments in our radiochemical products segment that we believe will place us in a stronger competitive position in the future. We have also worked hard to retain an excellent customer base that we plan on marketing these new products to.

Gross profit percentages for the nine months ended September 30, 2014 and 2013 were approximately 27% and 24%, respectively. This increase of 3% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the nine-month period ended September 30, 2014 was $90,036, compared to $117,478 for the same period in 2013. This is a decrease of $27,442, or approximately 24%, and is largely due to decreased spending for outside consulting and assets becoming fully depreciated. Net income for this segment increased for the nine-month period ended September 30, 2014, to $269,112, from $198,949 for the same period in 2013.  This increase of $70,163, or approximately 36%, is the result of management’s success in holding down material costs, adjustments to our pricing structure, and decreased operating costs.

Cobalt Products.  Revenue from the sale of cobalt products for the nine-month period ended September 30, 2014 was $1,252,216, compared to $777,424 for the same period in 2013. This represents an increase in revenue of $474,792, or approximately 61%. Our sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.

In the fourth quarter of 2013, we were able to resume some shipments of cobalt to our facility for the production of sealed source products.  The bulk of this material was sold during the first quarter of 2014, however, some sales continued through September 30, 2014.  Any remaining material held at September 30, 2014, will be sold throughout the remainder of 2014.

In October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets.  This new contract places us in the advantageous position of being the only direct supplier of high specific activity cobalt in the United States.  We believe this agreement with the DOE will strengthen our cobalt products segment substantially over the term of the contract, and beyond.  We expect to place target material into the ATR in November 2014, and anticipate having high specific activity cobalt available to our customers by the middle of 2017.  This cobalt supply agreement will provide us with significant quantities of cobalt material in the future; however, we will continue to explore other alternate supply sources in order to meet near term customer needs.

Gross profit for cobalt products for the nine-month period ended September 30, 2014 was $709,456, as compared to $424,831 for the same period in 2013. This increase in gross profit of $284,625 or approximately 67% is the result of the October 2013 shipments of cobalt material we received from the ATR and subsequent manufacture and sale of sealed source products during the nine-month period ended September 30, 2014. Operating expense in this segment decreased by $36,807, to $208,281 for the nine-month period ended September 30, 2014, from $245,088 for the same period in 2013. This is a decrease of approximately 15% and is due to overall decreases in operating expenditures.  Net income for the nine months ended September 30, 2014 was $501,175, compared to $179,744 for the same period in 2013. This increase of $321,431, or approximately 179%, is attributable to the increased revenue from our sealed source sales coupled with holding down both direct material expense and operating expense.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the nine-month period ended September 30, 2014 was $2,536,732, compared to $2,455,987 for the same period in 2013.  This represents an increase in revenue attributable to this segment of $80,745, or approximately 4%.

The table below presents nuclear medicine standards revenue for the nine month periods ended September 30, 2014 and 2013:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Nuclear Medicine Standards	2014	2013	% change
Sales
Sales to RadQual	$1,464,217	$1,307,127	12%
TI Services LLC	1,072,515	1,148,860	-7%
	$2,536,732	$2,455,987	4%

The increase in revenue in this segment, for the nine months ended September 30, 2014, is attributable to increased sales to RadQual.  In April 2014, RadQual introduced a new light flood source product that has been marketed by TI Services, LLC as well as other distributors.  The new design has continued to maintain strong sales through the nine-month period ended September 30, 2014, and as a result, sales of nuclear medicine sources to RadQual increased by $157,090, to $1,464,217 for the nine months ended September 30, 2014, from $1,307,127 for the same period in 2013.  This is an increase of approximately 12% and is largely the result of launching the new lightweight flood source product.

 TI Services, LLC sales for the nine months ended September 30, 2014 were $1,072,515, compared to $1,148,860 for the same period in 2013.  This is a decrease of $76,344, or approximately 7%. This decrease in TI Services, LLC sales is largely attributable to a continuing drop in sales of paper products used in nuclear medicine imaging for the nine month period ended September 30 2014, as a result of clinics shifting towards maintaining electronic records. Not only have we been working closely with RadQual, to develop new products to market through TI Services, LLC, but at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.

Gross profit for the nine-month period ended September 30, 2014 was $862,711, as compared to $846,064 for the same period in 2013, an increase of $16,647, or approximately 2%.  Operating expense for this segment for the nine-month period ended September 30, 2014 decreased to $377,270, from $396,698 for the same period in 2013.  This is a decrease of $19,428 or approximately 5%.  As mentioned above, this decrease is the result of cost control measures implemented with TI Services, LLC, which have significantly reduced operating expense in the period comparison. Net income for this segment increased by $36,075, or approximately 8%, to $485,441 for the nine months ended September 30, 2014, from $449,366 for the same period in 2013.

Radiological Services.  The radiological services segment reported revenue of $565,540 for the nine-month period ended September 30, 2014 compared to $484,416 for the same period in 2013.  This is an increase of $81,124, or approximately 17%. Revenue from field service work performed in connection with the DOE’s OSRP has accounted for the revenue increase within this segment.  In addition, in June 2014, we reported a sale of nickel-62 in the amount of $82,292.  The nickel was held in our raw material inventory valued at actual cost of $146,534 and was sold at a loss of $64,242.

Gross profit was $264,202 for this segment for the nine months ended September 30, 2014, and $311,085 for the same period in 2013. This is a decrease in gross profit of $46,883 and can be attributed to the loss reported on the sale of nickel-62 mentioned above. Operating costs were $87,970 and $105,303 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in operating expense of $17,333, or approximately 17%, is due to having incurred up-front field service expansion costs in 2013 with fewer such costs in 2014. Net income for the nine-month period ended September 30, 2014, was $191,478, as compared to $219,712 for the same period in 2013.  The decrease in net income of $28,234, or approximately 13%, is due to the loss reported on the nickel-62 sale in June of 2014.  We will continue to work the DOE’s OSRP throughout the remainder of 2014 and expect that this field services work will provide the bulk of income in this segment through the fourth quarter.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2014 or for the same period in 2013.  We have developed our fluorine products in conjunction with the proposed uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. However, in 2013, we made the decision to place continued formal design work on the de-conversion facility on hold and only continue to pay for essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.  We do not anticipate any revenue from the sale of fluoride products in 2014 and do not have a date set for resumption of engineering design and construction of this facility.

During the nine months ended September 30, 2014, we incurred expenses of $307,705 for licensing, and other essential expenses, as compared to $685,134 for the same period in 2013.  We expect to continue incurring similar maintenance costs through the remainder of 2014, and until such time as we are able to resume design and construction of the facility.

Transportation.  Revenue from transportation services for the nine months ended September 30, 2014 was $81,925, compared to $118,798 for the same period in 2013.  This is a decrease in revenue of $36,873, or approximately 31%, and is due to less demand for the unique shipping needs required by our cobalt products and radiological services segments. Our transportation segment was established to provide transportation of our products and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. It also provides us with considerable savings for the transportation of our own products and produces a small revenue stream through the transportation of products for other companies. We will continue to use our transportation segment to support future anticipated growth in both our cobalt products and radiological services segments.  Gross profit was $73,270 for the nine months ended September 30, 2014, compared to $93,169 for the same period in 2013, which is the result of decreased revenue in this segment for the period comparison. Operating expense was $91,751 for the nine months ended September 30, 2014, compared to $92,831 for the same period in 2013. Net loss for this segment was $18,480, and net income was $338 for the nine months ended September 30, 2014, and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2014, we had cash and cash equivalents of $725,235 as compared to $456,374 at December 31, 2013.  This is an increase of $268,861, or approximately 59%.  The increase is the combined result of stronger sales and reduced operating expense for the nine month period ended September 30, 2014, as compared to the same period in 2013.  For the nine months ended September 30, 2014, net cash provided by operating activities was $451,840, and for the nine months ended September 30, 2013, net cash used in operating activities was $915,182. The increase in cash provided in operating activities is the result of stronger sales, reduced purchases and operating expenses and a reduction in outstanding accounts receivable. Decreases in accounts receivable reflect normal fluctuations in segment sales as well as payment terms. Historically, we have not written off any accounts receivable and we expect that trend to continue.

Inventories at September 30, 2014 totaled $989,587, and inventories at December 31, 2013 totaled $1,478,349.  This significant investment in inventory is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 78% of total work in process inventory cost for the nine months ended September 30, 2014, and approximately 81% of total inventory cost for the same period in 2013. At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to marketable levels.  If the DOE’s contractor is not able to perform this work, we may, at a future date determine that a write-down of the cobalt target inventory may be necessary.  However, at this time, we are working with the DOE to evaluate various options for sale or resumption of irradiation of this material.

Cash used in investing activities was $35,464, for the nine months ended September 30, 2014, and for the same period in 2013, cash used in investing activities was $437,393. This decrease in cash used in investing activities is primarily the result of decreased investment in property, plant and equipment. During the nine-month period ended September 30, 2014, we reported $107,651 of asset purchases and $500,025 of asset purchases for the same period in 2013.  This decrease is primarily the result of decreased capital expenditures related to the proposed de-conversion facility in Lea County, New Mexico.  Continued work on this project was formally placed on hold in December 2013.

Financing activities used cash of $147,515 during the nine months ended September 30, 2014 and provided cash of $1,341,010 for the same period in 2013. During the nine months ended September 30, 2013, we received cash proceeds of $1,060,000 from the issuance of convertible debt, whereas no debt was issued for the same period in 2014. Principal payments on notes payable for the nine months ended September 30, 2014, were $154,498 as compared to $185,120 for the same period in 2013.

Total increase in cash for the period ended September 30, 2014, compared to December 31, 2013, was $268,861 which was the result of stronger sales, decreased material and operating expense, and decreased spending for services in support of the planned uranium de-conversion facility.

We have a long term investment of $1,369,230, which represents a 24.5% ownership in units of RadQual. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual. We purchased these shares with the intent of eventually acquiring the remaining shares of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.  However, at the present time, there is no formal action being taken to acquire the remainder of those shares.

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

At September 30, 2014, there were 42,257,951 outstanding warrants to purchase our common stock.  Included in these are 1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; 12,924,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015; 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty five percent (25%) of the shares issuable upon conversion of the debentures.  The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. At September 30, 2014, the outstanding balance of these debentures, net of debt discount, was $2,848,580.

In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrue interest at a rate of 10% per annum, and mature February 2015. The conversion price in effect for these debentures, on any conversion date, is equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date.  If at any time prior to the maturity date, the volume weighted average price of our common stock exceeds $0.50 per share over any consecutive thirty trading days then the Company is required to convert the debentures. At the maturity date all of the outstanding principal of the debentures as well as the accrued interest will be converted into shares of common stock. At September 30, 2014, the outstanding balance of these debentures, net of debt discount, was $1,045,127.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured. At September 30, 2014, the outstanding balance of this note was $305,955.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of September 30, 2014, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2014, the Company made interest payments to holders of its convertible debentures that were issued February 2012.  According to the terms of the convertible debentures, the interest payment was for interest accrued on principal amounts held by investors from October 1, 2013 through September 30, 2014.  Two investors opted to receive shares of the Company’s common stock in lieu of cash interest payments. As a result, 399,401 shares of common stock were issued in exchange for $15,976 of accrued interest due. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.