Form 10-Q
period 2015-03-31
INTERNATIONAL ISOTOPES INC
filed 2015-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 22, 2015, the number of shares of Common Stock, $.01 par value, outstanding was 402,215,235.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2015

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$25,187	$558,541
Accounts receivable	1,020,485	783,937
Inventories	955,981	1,049,106
Prepaids and other current assets	330,130	351,020
Total current assets	2,831,783	2,742,604

Long-term assets
Restricted certificate of deposit	225,315	225,315
Property, plant and equipment, net	2,191,962	2,214,850
Investment	1,392,194	1,368,185
Patents and other intangibles, net	4,380,107	4,399,183
Total long-term assets	8,189,578	8,207,533
Total assets	$11,021,361	$10,950,137

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$792,473	$635,876
Accrued liabilities	498,815	702,861
Current installments of notes payable, net of debt discount	202,311	1,262,919
Total current liabilities	1,493,599	2,601,656

Long-term liabilities
Convertible debt, net of debt discount	2,887,821	2,868,200
Obligation for lease disposal costs	452,883	450,630
Notes payable, net of current portion and debt discount	187,889	204,500
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	4,378,593	4,373,330
Total liabilities	5,872,192	6,974,986

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized, 402,188,607 and 369,895,032 shares issued and outstanding, respectively	4,021,885	3,698,950
Additional paid in capital	119,461,626	118,444,070
Accumulated deficit	(118,413,772)	(118,242,224)
Equity attributable to International Isotopes Inc. stockholders	5,069,739	3,900,796
Equity attributable to non-controlling interest	79,430	74,355
Total equity	5,149,169	3,975,151
Total liabilities and stockholders' equity	$11,021,361	$10,950,137

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2015	2014

Sale of product	$1,936,481	$1,948,856
Cost of product	1,125,943	1,144,428
Gross profit	810,538	804,428

Operating costs and expenses:
Salaries and contract labor	408,184	387,358
General, administrative and consulting	376,696	507,222
Research and development	92,747	81,947
Total operating expenses	877,627	976,527

Net operating loss	(67,089)	(172,099)

Other income (expense):
Other income (expense)	6,955	5,283
Equity in net income of affiliate	34,693	21,580
Interest income	92	295
Interest expense	(141,124)	(309,669)
Total other income (expense)	(99,384)	(282,511)
Net loss	(166,473)	(454,610)
Loss (income) attributable to non-controlling interest	(5,075)	2,405

Net loss attributable to International Isotopes Inc.	$(171,548)	$(452,205)

Net loss per common share - basic and diluted	$-	$-

Weighted average common shares outstanding - basic and diluted	386,006,105	369,150,813

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(166,473)	$(454,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income in equity method investment	(34,693)	(21,580)
Depreciation and amortization	51,685	68,455
Accretion of obligation for lease disposal costs	2,253	11,328
Accretion of beneficial conversion feature and debt discount	54,289	211,527
Equity based compensation	56,345	29,193
Changes in operating assets and liabilities:
Accounts receivable	(236,548)	184,854
Prepaids and other assets	20,890	164,418
Inventories	93,125	218,811
Accounts payable and accrued liabilities	175,151	(215,819)
Net cash provided by operating activities	16,024	196,577

Cash flows from investing activities:
Restricted certificate of deposit	-	1,045
Dividends received from equity method investment	10,684	23,714
Purchase of property, plant and equipment	(9,723)	(8,739)
Net cash provided by investing activities	961	16,020

Cash flows from financing activities:
Proceeds from sale of stock	1,548	2,439
Principal payments on notes payable	(51,887)	(51,371)
Net cash (used in) financing activities	(50,339)	(48,932)

Net increase (decrease) in cash and cash equivalents	(33,354)	163,665
Cash and cash equivalents at beginning of period	558,541	456,374
Cash and cash equivalents at end of period	$525,187	$620,039

Supplemental disclosure of cash flow activities:
Cash paid for interest	$114,076	$1,891

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity and decrease in debt for conversion of debentures	$1,060,000	$-
Increase in equity and decrease in accrued interest for conversion of debentures	$222,600	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2015

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 50% owned joint venture, TI Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

Recent Accounting Standards - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the three-month period ended March 31, 2015, the Company reported a net loss of $171,548, net of non-controlling interest income, and net cash provided by operating activities of $16,024. During the same period in 2014, the Company reported a net loss of $452,205, net of non-controlling interest loss, and net cash provided by operating activities of $196,577.

During the quarter ended March 31, 2015, the Company continued its focus upon its long-standing core business segments and worked to further reduce operating costs as well as create new business opportunities within those segments.

In October 2014 the Company secured a ten (10) year cobalt production agreement with the Department of Energy (DOE).  That agreement provides the Company with sole access to all of the currently available cobalt production positions in the DOE’s Advanced Test reactor (ATR) located at the Idaho National Laboratory in Idaho Falls, Idaho.  The ATR is the only DOE reactor in the US capable of producing large quantities of high specific activity cobalt.  In additional to that agreement, in January 2015 and April 2015 the Company entered into cobalt-60 supply agreements with certain customers, and continues to work on putting additional agreements in place.  Pursuant to these contracts the Company will supply cobalt-60 to the customers and will provide on-going services with respect to the cobalt sales.  Each contract requires quarterly progress payments to be paid by each customer.

Due to changes in the nuclear industry over the past couple years, the Company’s plans for the design and construction of a large scale uranium de-conversion and fluorine extraction facility continues to be placed on hold.  The Company expects that further activity on this project will remain on hold until the marked and industry conditions change to justify resuming design and construction of the facility.  The Company expects to continue to incur costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the U.S.  There are no other companies with a similar license application under review by the NRC.  Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset. During the three-month period ended March 31, 2015, the Company incurred costs of approximately $98,000 to maintain licenses and other necessary project investments. During the same three-month period in 2014, the Company incurred costs of approximately $103,000 for planning and development activities on the project.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three months ended March 31, 2015, the Company had 27,950,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended March 31, 2014, the Company had 16,450,000 stock options outstanding, 27,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,392,194 and is reported as an asset at March 31, 2015.  For the three months ended March 31, 2015, member distributions from RadQual totaled $10,684 and were recorded as a reduction of the investment, and for the same period in 2014, member distributions totaled $23,714.  During the three months ended March 31, 2015 and 2014, earnings allocated to the Company from RadQual totaled $34,693 and $21,580, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At March 31, 2015 and 2014, the Company had receivables outstanding from RadQual in the amount of $357,379 and $497,645, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended March 31, 2015 and 2014, the Company had revenue from RadQual in the amount of $515,583 and $762,750, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

(5)

Inventories

Inventories consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw materials	$91,555	$91,555
Work in progress	846,535	943,234
Finished goods	17,891	14,317
	$955,981	$1,049,106

Work in progress includes cobalt-60 which is located in the ATR and is at various stages of production.  At March 31, 2015 and December 31, 2014, the cobalt had a carrying value $691,501, in both periods, which is based on accumulated costs allocated to cobalt targets depending on the length of time the cobalt has been processed in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the three months ended March 31, 2015 and 2014, the Company issued 60,715 and 47,825 shares of common stock, respectively, to employees for proceeds of $1,546 and $2,439, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	27,950,000	$0.05
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2015	27,950,000	0.04	6.2	$287,500
Exercisable at March 31, 2015	18,908,333	$0.05	4.8	$95,833

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.06 per share on March 31, 2015, the last trading day of the quarter.

As of March 31, 2015, there was approximately $131,829 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.15 years.

Pursuant to an employment agreement with its CEO, the Company issued 280,000 fully vested shares of common stock in February 2015, under the Company’s 2006 Equity Incentive Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $14,000, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 27, 2015, which was $0.05 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax liabilities.  The net shares issued on February 28, 2015, totaled 167,860.

Total stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $56,345 and $29,193, respectively.

Warrants

Warrants outstanding at March 31, 2015, and changes during the three months ended March 31, 2015, were as follows:

Warrants	Shares
Outstanding at December 31, 2014	42,257,951
Issued	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2015	42,257,951

(7) Debt

On February 20, 2015, convertible debentures issued in February 2013 in an aggregate principal amount of $1,060,000 matured, and in accordance with the terms of such convertible debentures, the outstanding principal of the convertible debentures totaling $1,060,000, plus accrued interest of $222,600, were converted into shares of the Company’s common stock. Pursuant to the terms of the convertible debentures, 32,065,000 shares of the Company’s common stock were issued using a conversion price of $0.04 per share, which was the average trading price of the Company’s common stock for the preceding 120 days prior to the conversion.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of cobalt is dependent upon the DOE, and its prime operating contractor, which controls the reactor and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  In October 2014, the Company signed a ten year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. Pursuant to the agreement, the Company will be able to purchase cobalt targets for a fixed price per target and with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date upon mutual agreement of the parties.  Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States.  If this were to occur, all payments made by the Company would be refunded.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license many times to increase the amount of material permitted within the Company’s facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company, but this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year.  The financial assurance required by the NRC to support this license has been provided for with a letter of credit and a restricted certificate of deposit held with Wells Fargo Bank.  Previously the Company maintained a surety bond issued by Argonaut Insurance Company, however, this surety bond was terminated in November 2014 and was replaced with the letter of credit and restricted certificate of deposit in the amount of $450,630 with Wells Fargo Bank.

(9) Subsequent Events

On April 8, 2015, the Company entered into a Cobalt-60 Pellet Supply Agreement with Nordion (Canada) Inc.  (Nordion). Pursuant to the terms of the contract, the Company will supply Nordion with cobalt-60 pellets and certain related on-going services.  The Company will provide the cobalt-60 pellets, produced at the DOE’s ATR located at the Idaho National Laboratory, to Nordion at certain specifications and standards. The agreement specifies certain pricing terms and conditions. The term of the agreement began on April 8, 2015, and unless earlier terminated or extended, ends on December 31, 2021. Either party may terminate the agreement upon breach of a material term of the agreement by the other party, subject to certain cure periods, and in the event of the bankruptcy of the other party.

In April 2015, in accordance with the Company’s employee stock purchase plan, the Company issued 26,628 shares of common stock to employees in exchange for proceeds of $679.

(10)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2015	2014
Radiochemical Products	$421,639	$418,404
Cobalt Products	253,315	541,948
Nuclear Medicine Standards	869,982	813,523
Radiological Services	354,895	124,756
Fluorine Products	-	-
Transportation	36,650	50,225
Total Segments	1,936,481	1,948,856
Corporate revenue	-	-
Total Consolidated	$1,936,481	$1,948,856

	Three months ended March 31,
Depreciation and Amortization	2015	2014
Radiochemical Products	$1,704	$2,119
Cobalt Products	10,487	20,502
Nuclear Medicine Standards	3,616	4,890
Radiological Services	6,118	5,899
Fluorine Products	27,522	26,095
Transportation	1,111	3,027
Total Segments	50,558	62,532
Corporate depreciation and amortization	1,127	5,923
Total Consolidated	$51,685	$68,455

	Three months ended March 31,
Segment Income (Loss)	2015	2014
Radiochemical Products	$86,968	$74,112
Cobalt Products	150,268	199,765
Nuclear Medicine Standards	192,649	158,976
Radiological Services	142,361	66,975
Fluorine Products	(98,156)	(103,182)
Transportation	(6,635)	3,911
Total Segments	467,455	400,557
Corporate loss	(639,003)	(852,762)
Net Loss	$(171,548)	$(452,205)

	Three months ended March 31,
Expenditures for Segment Assets	2015	2014
Radiochemical Products	$870	$-
Cobalt Products	-	-
Nuclear Medicine Standards	487	-
Radiological Services	-	-
Fluorine Products	8,364	8,739
Transportation	-	-
Total Segments	9,721	8,739
Corporate purchases	-	-
Total Consolidated	$9,721	$8,739

Segment Assets	March 31, 2015	December 31, 2014
Radiochemical Products	$221,990	$230,257
Cobalt Products	1,026,490	1,035,226
Nuclear Medicine Standards	536,783	564,034
Radiological Services	484,989	381,898
Fluorine Products	5,976,645	5,996,258
Transportation	32,124	8,434
Total Segments	8,279,021	8,216,107
Corporate assets	2,742,340	2,734,030
Total Consolidated	$11,021,361	$10,950,137

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding prospects of our business segments, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of the in-process cobalt targets, positive growth projection for TI Services, LLC, growth  and expected revenue of the radiochemical, radiological and transportation segments, and the status of our proposed uranium de-conversion facility and related licenses and development, are forward-looking.  Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our,” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We hold several patents for a fluorine extraction process that we expect to use in conjunction with a proposed depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. Our business consists of the following six major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry.

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy or various industrial applications, and recycling of expended cobalt sources.

Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements.

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in New Mexico.  Near the end of 2013, due to chages in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.  Further activity within this segment will be deferred until market and industry conditions change and justify resuming design and construction of the facility.  In the meantime, the Company expects to continue to incur costs associated with the maintenance of licenses and other necessary project investment, and the Company expects to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services, including processing gemstones which have undergone irradiation for color enhancement, radiological engineering consultant services, and field services that include the performance of source removal and decommissioning activities under government or commercial contracts.

Transportation. Our Transportation segment was established in 2006 to provide transportation of our own products and field services and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31,  2014

Revenue for the three months ended March 31, 2015 was $1,936,481 compared to $1,948,856 for the same period in 2014, an overall decrease of $12,375, or approximately 1%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2015	2014	$ change	% change
Radiochemical Products	$421,639	$418,404	$3,235	1%
Cobalt Products	253,315	541,948	(288,633)	-53%
Nuclear Medicine Standards	869,982	813,523	56,459	7%
Radiological Services	354,895	124,756	230,139	184%
Fluorine Products	-	-	-	0%
Transportation	36,650	50,225	(13,575)	-27%
Total Segments	1,936,481	1,948,856	(12,375)	-1%
Corporate revenue	-	-	-	-
Total Consolidated	$1,936,481	$1,948,856	$(12,375)	-1%

Gross profit for the three months ended March 31, 2015 was $810,538, compared to $804,428 for the same period in 2014.  This represents a slight increase of $6,110, or approximately 1%.  Cost of sales decreased to $1,125,943 for the three months ended March 31, 2015 from $1,144,428 for the same period in 2014.  This is a decrease of $18,485, or approximately 2%. This slight decrease was the result of efficient material purchases and monitoring labor costs.  Our gross profit percentage was up slightly to 42% for the three months ended March 31, 2015, from 41% for the same period in 2014, as a result the decrease in cost of sales. Segment performance in this area is discussed in further detail below.

The following table presents gross profit data for each of our business segments for the three months ended March 31, 2015 and 2014:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2015	2015	2014	2014
Total Sales	$1,936,481		$1,948,856
Cost of Sales
Radiochemical Products	$309,915	16%	$311,228	16%
Cobalt Products	52,288	3%	260,932	13%
Nuclear Medicine Standards	557,617	29%	537,135	28%
Radiological Services	200,294	10%	29,675	2%
Fluorine Products	-	-	-	-
Transportation	5,828	1%	5,458	0%
Total Segments	$1,125,943	59%	$1,144,428	59%

Gross Profit	$810,538		$804,428

Operating expense decreased to $877,627 for the three months ended March 31, 2015, from $976,527 for the same period in 2014.  This decrease of $98,900, or approximately 10%, is largely the result of decreased general administrative costs partially offset by an increase in research and development expenses and labor costs. General administrative costs decreased by $130,526, or approximately 26%, which is a result of reductions in depreciation and amortization, due to assets reaching full depreciation, and decreased consulting costs.  Research and development expense increased by approximately 13%, to $92,747 for the three months ended March 31, 2015, from $81,947 for the same period in 2014.  This $10,800 increase in expenditures is the result of additional product development work that is being conducted in several of our business segments. Salaries and contract labor costs increased by $20,826 for the three months ended March 31, 2015, as compared to the same period in 2014. This is an increase of approximately 5% and is the result of increased stock-based equity compensation expense reported for the three-month period ending March 31, 2015, as compared to the same period in 2014.

The following table presents a comparison of total operating expense for the three months ended March 31, 2015 and 2014:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2015	2014	% change	$ change
Salaries and Contract Labor	$408,184	$387,358	5%	$20,826
General, Administrative and Consulting	376,696	507,222	-26%	(130,526)
Research and Development	92,747	81,947	13%	10,800
Total operating expenses	$877,627	$976,527	-10%	$(98,900)

Our net loss for the three months ended March 31, 2015 was $171,548, compared to $452,205, for the same period in 2014.  This is a decrease in loss of $280,657, or approximately 62%, and is the result of the slight increase in gross profit, our ability to hold down operating costs and the reduction in interest expense.

Interest expense for the three months ended March 31, 2015 was $141,124, compared to $309,669 for the same period in 2014. The decrease of $168,545 is largely attributable to re-negotiating the maturity date of a note payable with an aggregate principal amount of $500,000.  The note was originally due June 30, 2014, and during June 2014, the maturity date was extended to December 31, 2017.  In connection with this note payable we recorded approximately $380,000 of debt discount which was being accreted to interest expense over the term of the loan.  During the period ending March 31, 2015, we recorded approximately $64,000 of interest accretion expense and during the same period in 2014 we recorded approximately $212,000 of interest accretion expense.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended March 31, 2015 was $421,639, compared to $418,404 for the same period in 2014.  This represents an increase in revenue of $3,235, or approximately 1%. The increase was primarily due to increased sales of sodium iodide for the three months ending March 31, 2015 as compared to the same period in 2014.  We are currently working on further enhancements of existing products within this segment and are evaluating the possible addition of several new products.  We intend to continue selling our products directly to our radiochemical customers since we believe this will strengthen our customer relationships and further improve our market position for current and future products.

Gross profit of radiochemical products for the three months ended March 31, 2015 was $111,724, compared to $107,176, for the same period in 2014 and gross profit percentages were approximately 27% and 26% for the three months ended March 31, 2015 and 2014, respectively. Operating expense for this segment decreased to $24,755 for the three months ended March 31, 2015, compared to $33,064 for the same period in 2014. This is a decrease of $8,309, or approximately 25%.  This decrease is largely due to a decrease in outside consulting costs. This segment reported net income of $86,968 for the three months ended March 31, 2015, as compared to net income of $74,112 for the same period in 2014.  The increase of $12,856, or approximately 17%, is primarily the result of decreases in operating expenses as outlined above.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended March 31, 2015 was $253,315, compared to $541,948 for the same period in 2014. This represents a decrease of $288,633, or approximately 53%. Our sealed source cobalt manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.  During 2014 we were not able to obtain sufficient high specific activity material from the DOE’s ATR reactor to meet our customer demands.  Procurement of small quantities of material from other sources and use of recycled material has permitted some source fabrication sales to continue.

In October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers by the middle of 2017 and every year thereafter through at least 2024.  The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR reactor throughout the ten year period.  In the meantime, we will continue to work with alternate cobalt suppliers to obtain material in the interim period in order to meet future short term customer needs.

We continue to hold many in-progress old design cobalt targets at the ATR.  The DOE suspended continued irradiation of those targets in 2013 pending further engineering analysis; however, during 2014 we funded a report that has defined the specific engineering analyses that must be completed to resume irradiation of these old design targets.  Our current options with respect to the old design cobalt targets at the ATR are to: 1) fund the engineering analysis to resume irradiation, 2) sell the existing inventory to the DOE and have the DOE fund the engineering analysis, or 3) salvage the old target inventory for whatever value could be obtained at its present activity level.  During 2015, we intend to continue to weigh these options with regard to their future use in cobalt product production.

In January 2015 and April 2015, we entered into cobalt-60 supply agreements with certain customers.  Pursuant to these contracts we will supply cobalt-60 to such customers and will provide on-going services with respect to the cobalt sales. The contract terms require quarterly progress payments from each customer.  Each contract agreement is for five years, unless earlier terminated or extended.

Gross profit for cobalt products for the three months ended March 31, 2015 was $201,027, compared to $281,016 for the same period in 2014. This is a decrease of $79,989, or approximately 28% and is attributable to our decreased cobalt sales, which in turn, was due to the decreased supply of cobalt material available to us. Operating expense in this segment decreased by $30,493, or approximately 38%, for the three months ended March 31, 2015, as compared to the same period in 2014, which was the result of decreased cost incurred for outside consulting and decreased depreciation expense as a result of assets reaching full depreciation. Our net income for cobalt products was $150,268 for the three months ended March 31, 2015, as compared to net income of $199,765 for the same period in 2014.  The decrease in net income of $49,497 was due to the decrease in sales in this segment.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended March 31, 2015 was $869,982, compared to $813,523 for the same period in 2014. This represents an increase in revenue of $56,459, or approximately 7%. Revenue from nuclear medicine products includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC (RadQual) in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended March 31, 2015 and 2014:

	For the three- months ended March 31,	For the three- months ended March 31,
Nuclear Medicine Standards	2015	2014	% change
Sales
Sales to RadQual	$533,768	$474,169	13%
TI Services LLC	336,214	339,354	-1%
	$869,982	$813,523	7%

Sales to RadQual increased to $533,768 for the three months ended March 31, 2015, from $474,169 for the same period in 2014.  This is an increase of $59,599, or approximately 13% and is due in large part to the sales of the new lightweight flood source mentioned below.  We reported TI Services, LLC sales for the three months ended March 31, 2015 of $336,214, as compared to $339,354 for the same period in 2014, a decrease of $3,140, or approximately 1%.  This slight decrease in sales by TI Services LLC is the result of strong flood product sales combined with decreased paper product sales for the three months ended March 31, 2015, compared to the same period in 2014.As a result of our collaborative product development efforts with RadQual, in April 2014 RadQual launched sales of a new lightweight flood source which is currently being marketed through TI Services, LLC and other distributors. This lighter and thinner product continues to be in strong demand by our customers.

In September of 2014, through mutual consent with RadQual, we became the direct distributor of 100% of RadQual’s iodine products. This change was based on RadQual’s desire to focus more heavily on its core business of reference sources and nuclear imaging and for our desire to improve the margins realized by radiochemical sales.  We continue to maintain an excellent relationship with RadQual, and will continue to be its sole source manufacturer of nuclear medicine products.

Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2015 was $312,365, compared to $276,388 for the same period in 2014, an increase in gross profit of $35,977, or approximately 13%. Operating expense for this segment for the three months ended March 31, 2015 increased to $119,715, from $117,412 for the same period in 2014. This slight increase of $2,303, or approximately 2%, is attributable to increased general operating costs incurred, such as labor and supplies, to support increased product sales. Net income for this segment for the three months ended March 31, 2015, was $192,649, compared to $158,976 for the same period in 2014, and is the result of our increased sales in this business segment.

Radiological Services. Revenue from radiological services for the three months ended March 31, 2015 was $354,895, compared to $124,756 for the same period in 2014, an increase of $230,139 or approximately 184%.  Radiological field services revenue accounted for approximately 85% of the revenue in this segment for the three months ended March 31, 2015, and approximately 32% for the same period in 2014.  The majority of this revenue was generated by the performance of field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units. During 2013, we designed and built a mobile hot cell unit to permit us to expand this field service work.  We also received an additional amendment to our NRC license that allows us to use this hot cell to perform source removal services on a wide variety of models. The mobile hot cell and license amendment have been used to support continued expansion of our field service activities.  In addition, in December 2013, we entered into a support services agreement with one customer to perform field service work related to source design and installation. There was some design work performed under this agreement during 2014 and we anticipate the source installation work to begin during the latter half of 2015. Revenue generated from field services work is somewhat random and we expect to report large fluctuations in the period-to-period comparisons.  However, based upon the current and anticipated contract commitments for this type of work, we expect that field services will continue to be the primary source of revenue within this segment in 2015.

Revenue generated from gemstone processing was $48,830 for the three months ended March 31, 2015, and was $77,114 for the same period in 2014.  This is a decrease of $28,284 or approximately 37%. This decrease is due to a decline in the volume of material shipped to us for processing and we believe this decline is based on fluctuating market demand for luxury items such as jewelry.

The following table presents radiological services revenue for the three months ended March 31, 2015 and 2014:

	For the three- months ended March 31,	For the three- months ended March 31,
Radiological Services	2015	2014	% change
Gemstone Processing	$48,830	$77,114	-37%
Radiological Field Services	306,065	47,642	542%
	$354,895	$124,756	184%

Gross profit for this segment for the three months ended March 31, 2015 was $154,601, compared to $95,081 for the same period in 2014.  The increase of $59,520, or approximately 63%, is due to the increase in OSRP jobs performed during the period ended March 31, 2015, as compared to the same time period in 2014. Operating expense for the three months ended March 31, 2015 was $19,155, as compared to $32,272 for the same period in 2014.  This decrease of $13,117, or approximately 41%, was mainly due to decreased expense incurred for general labor support with regard to radiological field services work.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended March 31, 2015, or for the same period in 2014. During the three months ended March 31, 2015, we incurred $98,156 of expense to maintain licenses and other necessary project activities related to the proposed de-conversion facility, as compared to $103,182 for the same three-month period in 2014. We developed our fluorine products in conjunction with uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services.  Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.  Further activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility.  In the meantime, we expect to continue to incur costs associated with the maintenance of licenses and other necessary project investment, and plan to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

Transportation. Revenue from transportation services for the three months ended March 31, 2015 was $36,650, compared to $50,225 for the same period in 2014. This is a decrease of $13,575, or approximately 27%.  Revenue in this business segment is directly affected by the activity of our cobalt products and radiological services business segments since we primarily use our transportation services to support the transport of cobalt products and offer transportation in conjunction with field services work. With the decline of sales in our cobalt products segment, our transportation opportunities and transportation revenue also declined. Gross profit was $30,822 for the three months ended March 31, 2015, compared to $44,767 for the same period in 2014, and operating expense was $37,457 for the three months ended March 31, 2015, compared to $40,856 for the same period in 2014. These decreases in gross profit and operating expense are the result of decreased sales activity in this segment. Net loss reported for this segment was $6,635 for the three months ended March 31, 2015, and net income was $3,911 for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2015, we had cash and cash equivalents of $525,187 as compared to $558,541 at December 31, 2014.  This is a decrease of $33,354, or approximately 6%.  For the three months ended March 31, 2015, net cash provided by operating activities was $16,024, and for the three months ended March 31, 2014, net cash provided by operating activities was $196,577. The decrease in cash provided by operating activities is the result of our net operating loss and increase in accounts receivable. The increase in accounts receivable reflects normal fluctuations in segment sales as well as payment terms and sales that were recorded in March 2015 and collected in April of 2015.  Historically, we have not written off any accounts receivable and we expect that trend to continue.

Inventories at March 31, 2015 totaled $955,981, and inventories at December 31, 2014 totaled $1,049,106.  We have a significant investment in inventory which is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 82% of total work in process inventory cost for the three months ended March 31, 2015, and approximately 79% of total inventory cost for the same period in 2014. At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to marketable levels. We are currently in discussions with the DOE regarding future options for these targets.  We believe the targets have significant but varying degrees of market value depending on whether or not further irradiation will or will not occur. We anticipate that the decision regarding the future of these targets is likely to be made during 2015.

If the DOE’s contractor is not able to perform this work, we may, at a future date determine that a write-down of the cobalt target inventory may be necessary.  However, at this time, we are working with the DOE to evaluate various options for sale or resumption of irradiation of this material.

Cash provided by investing activities was $963 for the three months ended March 31, 2015, and for the same period in 2014, cash provided by investing activities was $16,020. This decrease in cash provided by investing activities is primarily the result of decreased dividend distributions from our investment in RadQual, offset by an increase in asset purchases made during the three months ended March 31, 2015. During the three-month period ended March 31, 2015, we reported $9,721 of asset purchases and $8,739 of asset purchases for the same period in 2014.

Financing activities used cash of $50,341 during the three months ended March 31, 2015 and used cash of $48,932 for the same period in 2014. During the three months ended March 31, 2015, we received cash proceeds of $1,546 from the issuance of stock as compared to $2,439 for the same period in 2014. Principal payments on notes payable for the three months ended March 31, 2015, were $51,887 as compared to $51,371 for the same period in 2014.

We have a long term investment of $1,392,194, which represents a 24.5% ownership interest in RadQual. The value of this asset is based upon the purchase price of the ownership interest and the continued business performance of RadQual. We purchased this ownership interest with the intent of eventually acquiring the remaining ownership interest of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.  However, at the present time, there is no formal action being taken to acquire the remainder of the ownership interest in RadQual.

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

At March 31, 2015, there were 42,257,951 outstanding warrants to purchase our common stock.  Included in these are 1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an expiration date of September 15, 2015; 12,924,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an expiration date of October 24, 2015; 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty five percent (25%) of the shares issuable upon conversion of the debentures.  The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. At March 31, 2015, the outstanding balance of these debentures, net of debt discount, was $2,887,821.

In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrue interest at a rate of 10% per annum, and matured February 2015. The conversion price for these debentures, on any conversion date, was equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date.  In February 2015, all the outstanding principal of the convertible debentures as well as the accrued interest in the amount of $222,600 was converted into 32,065,000shares of common stock at a conversion price of $0.04 per share, which was the average trading price of the Company’s common stock for the preceding 120 days prior to conversion.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured. At March 31, 2015, the outstanding balance of this note was $202,311.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2015, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.