Form 10-Q
period 2015-06-30
INTERNATIONAL ISOTOPES INC
filed 2015-08-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, the number of shares of Common Stock, $.01 par value, outstanding was 402,231,195.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2015

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$1,178,378	$558,541
Accounts receivable	674,406	783,937
Inventories	985,375	1,049,106
Prepaids and other current assets	576,555	351,020
Total current assets	3,414,714	2,742,604

Long-term assets
Restricted certificate of deposit	450,630	225,315
Property, plant and equipment, net	1,930,880	2,214,850
Investment	1,405,885	1,368,185
Patents and other intangibles, net	4,354,658	4,399,183
Total long-term assets	8,142,053	8,207,533
Total assets	$11,556,767	$10,950,137

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$566,069	$635,876
Accrued liabilities	464,208	702,861
Current installments of notes payable, net of debt discount	150,295	1,262,919
Total current liabilities	1,180,572	2,601,656

Long-term liabilities
Convertible debt, net of debt discount	2,907,441	2,868,200
Unearned revenue	1,210,700	-
Obligation for lease disposal costs	455,148	450,630
Notes payable, net of current portion and debt discount	217,150	204,500
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,640,439	4,373,330
Total liabilities	6,821,011	6,974,986

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 402,215,235 and 369,895,032 shares issued and outstanding, respectively	4,022,152	3,698,950
Additional paid in capital	119,498,481	118,444,070
Accumulated deficit	(118,861,264)	(118,242,224)
Equity attributable to International Isotopes Inc. stockholders	4,659,369	3,900,796
Equity attributable to non-controlling interest	76,387	74,355
Total equity	4,735,756	3,975,151
Total liabilities and stockholders' equity	$11,556,767	$10,950,137

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sale of product	$1,580,376	$1,808,581	$3,516,857	$3,757,437
Cost of product	953,163	1,128,695	2,079,106	2,273,123
Gross profit	627,213	679,886	1,437,751	1,484,314

Operating costs and expenses:
Salaries and contract labor	422,068	374,366	830,252	761,724
General, administrative and consulting	426,028	420,395	802,724	927,617
Research and development	142,684	130,537	235,431	212,484
Total operating expenses	990,780	925,298	1,868,407	1,901,825

Net operating loss	(363,567)	(245,412)	(430,656)	(417,511)

Other income (expense):
Other income	11,338	10,345	18,293	15,628
Equity in net income of affiliate	20,034	19,006	54,727	40,586
Interest income	122	98	214	393
Interest expense	(118,462)	(310,745)	(259,586)	(620,414)
Total other income (expense)	(86,968)	(281,296)	(186,352)	(563,807)
Net loss	(450,535)	(526,708)	(617,008)	(981,318)
Loss (income) attributable to non-controlling interest	3,043	(1,590)	(2,032)	815

Net loss attributable to International Isotopes Inc.	$(447,492)	$(528,298)	$(619,040)	$(980,503)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding – basic and diluted	402,210,797	369,387,638	394,108,451	369,269,226

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(617,008)	$(981,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income in equity method investment	(54,727)	(40,586)
Depreciation and amortization	103,973	136,892
Accretion of obligation for lease disposal costs	4,518	22,881
Accretion of beneficial conversion feature and debt discount	103,170	423,053
Equity based compensation	92,787	48,198
Changes in operating assets and liabilities:
Accounts receivable	109,531	255,996
Prepaids and other assets	29,465	255,047
Inventories	63,731	397,762
Accounts payable and accrued liabilities	(85,860)	(15,263)
Unearned revenues	1,210,700	-
Net cash provided by operating activities	960,280	502,662

Cash flows from investing activities:
Restricted certificate of deposit	(225,315)	1,045
Dividends received from equity method investment	17,027	47,428
Purchase of property, plant and equipment	(30,478)	(98,861)
Net cash used in investing activities	(238,766)	(50,388)

Cash flows from financing activities:
Proceeds from sale of stock	2,226	4,531
Principal payments on notes payable	(103,903)	(102,870)
Net cash used in financing activities	(101,677)	(98,339)

Net increase in cash and cash equivalents	619,837	353,935
Cash and cash equivalents at beginning of period	558,541	456,374
Cash and cash equivalents at end of period	$1,178,378	$810,309

Supplemental disclosure of cash flow activities:
Cash paid for interest	$163,640	$3,084

Supplemental disclosure of noncash financing and investing transactions:

Increase in equity and decrease in debt for conversion of debentures	$1,060,000	$-
Increase in equity and decrease in accrued interest for conversion of debentures	$222,600	$-
Increase in equity and decrease in debt for amount allocated to warrants issued with convertible debentures	$-	$384,428
Increase in equity and decrease in debt for the beneficial conversion feature associated with the convertible debentures	$-	$15,464
Increase in other assets and decrease in property, plant and equipment for cancellation of purchase contract	$255,000

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2015

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC, which is located in Youngstown, Ohio.  INIS’s headquarters and all operations, with the exception of TI Services, LLC, are located in Idaho Falls, Idaho.

Nature of Operations – INIS and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. The Company holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility, and provides a host of transportation, recycling, and processing services on a contract basis for clients. The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years.  All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 50% owned joint venture, TI Services, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

Recent Accounting Standards - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory” which requires entities to measure inventory at the lower of cost and net realizable value with net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  We are evaluating the new standard, but do not at this time, expect this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3 Interest-Imputation of Interest-Simplifying the presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-3 is effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. We do not expect this standard to have a material impact on our consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the six-month period ended June 30, 2015, the Company reported a net loss of $619,040, net of non-controlling interest income, and net cash provided by operating activities of $960,280. During the same period in 2014, the Company reported a net loss of $980,503, net of non-controlling interest loss, and net cash provided by operating activities of $502,662.

During the six months ended June 30, 2015, the Company continued to focus on its long-standing core business segments, radiochemical products, cobalt products, nuclear medicine standards, and radiological services, particularly the pursuit of new business opportunities within those segments.

In October 2014, the Company secured a ten (10) year cobalt production agreement with the Department of Energy (DOE).  That agreement provides the Company with sole access to all of the currently available cobalt production positions in the DOE’s Advanced Test reactor (ATR) located at the Idaho National Laboratory in Idaho Falls, Idaho.  The ATR is the only DOE reactor in the United States capable of producing large quantities of high specific activity cobalt.  In addition to the cobalt production agreement, in January 2015 and April 2015 the Company entered into cobalt-60 supply agreements with certain customers, and continues to work on putting additional agreements in place.  Pursuant to these cobalt-60 supply agreements, the Company will supply cobalt-60 to the customers and will provide on-going services with respect to cobalt sales.  Each contract requires quarterly progress payments to be paid by each customer.

Due to changes in the nuclear industry over the past couple of years, the Company’s plans for the design and construction of a large scale uranium de-conversion and fluorine extraction facility were placed on hold.  The Company expects that further activity on this project will remain on hold until the market and industry conditions change to justify resuming design and construction of the facility.  The Company expects to continue to incur costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. In July 2015, the Company announced that it executed an amendment to its Project Participation Agreement (PPA) with Lea County, New Mexico Board of Commissioners. The PPA granted to the Company direct and indirect assistance for locating its proposed depleted UF6 de-conversion facility in Hobbs, New Mexico.  The principal component of assistance was the conveyance of approximately 640 acres of land for construction and operation of the proposed facility.  The conveyance of the land was contingent upon the Company commencing construction on Phase 1 of the facility by December 31, 2014 and hiring a certain number of employees by December 31, 2015.  Under the amendment to the PPA, Lea County agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC.  Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset. During the six-month period ended June 30, 2015, the Company incurred costs of approximately $187,000 to maintain licenses and other necessary project investments. During the same six-month period in 2014, the Company incurred costs of approximately $206,000 for planning and development activities on the project.

In April 2015, the Company entered into a Cobalt-60 Pellet Supply Agreement with Nordion (Canada) Inc.  (Nordion). Pursuant to the terms of the contract, the Company will supply Nordion with cobalt-60 pellets and certain related on-going services.  The Company will provide the cobalt-60 pellets, produced at the DOE’s ATR located at the Idaho National Laboratory, to Nordion at certain specifications and standards. The agreement specifies certain pricing terms and conditions. The term of the agreement began on April 7, 2015, and unless earlier terminated or extended, ends on December 31, 2021. Either party may terminate the agreement upon breach of a material term of the agreement by the other party, subject to certain cure periods, or in the event of the bankruptcy of the other party.

In July 2012, the Company entered into a purchase agreement with Alpha Omega Services Inc. (AOS), of Bellflower, California, for the purchase of a type B(U) cask for use in its radiological services and transportation business segments.  Concurrently, the Company made a $255,000 down payment to AOS and anticipated receipt of the cask in 2013. In January 2014, due to multiple changes in the delivery schedule for the cask and the inability of the Company and AOS to reach mutually agreeable modified contract terms, the contract with AOS was terminated. The Company is currently seeking reimbursement of the down payment and accordingly, the $255,000 was reclassified from fixed assets to Prepaids and Other Current Assets in the financial statements.

(3)

Net Loss Per Common Share - Basic and Diluted

For the six months ended June 30, 2015, the Company had 27,950,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the six months ended June 30, 2014, the Company had 16,450,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, LLC (RadQual), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,405,885 and is reported as an asset at June 30, 2015.  For the six months ended June 30, 2015, member distributions from RadQual totaled $17,027 and were recorded as a reduction of the investment, and for the same period in 2014, member distributions totaled $47,428.  During the six months ended June 30, 2015 and 2014, earnings allocated to the Company from RadQual totaled $54,727 and $40,586, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At June 30, 2015 and 2014, the Company had receivables outstanding from RadQual in the amount of $322,385 and $466,218, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the six months ended June 30, 2015 and 2014, the Company had revenue from RadQual in the amount of $1,005,252 and $1,541,972, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

Summarized unaudited statement of operations for RadQual for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	For the three-months ended June 30,		For the six-months ended June 30,
RadQual LLC	2015	2014	2015	2014
Revenue	$773,410	$1,055,221	$1,584,138	$2,086,223
Gross profit	222,035	227,505	480,654	446,002
Net income	$79,740	$75,985	$221,345	$166,471

(5)

Inventories

Inventories consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Raw materials	$91,555	$91,555
Work in progress	877,512	943,234
Finished goods	16,308	14,317
	$985,375	$1,049,106

Work in progress includes cobalt-60 which is located in the ATR and is at various stages of production.  Irradiation of cobalt targets resumed at the ATR located in Idaho Falls, ID, after a new target design was approved for insertion into the reactor.  The new targets entered their first irradiation cycle in February 2015.  Targets of an older design that the Company holds at the reactor, continue to await further evaluation and may or may not undergo further irradiation. At June 30, 2015 and December 31, 2014, the cobalt had a carrying value of $699,595 and $691,501, respectively, which is based on accumulated costs allocated to cobalt targets depending on the length of time the cobalt has been processed in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the six months ended June 30, 2015 and 2014, the Company issued 87,343 and 97,090 shares of common stock, respectively, to employees for proceeds of $2,226 and $4,531, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

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

Option awards outstanding as of June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	27,950,000	$0.05
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2015	27,950,000	0.04	6.0	$517,500
Exercisable at June 30, 2015	18,908,333	$0.05	4.5	$172,500

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.08 per share on June 30, 2015, the last trading day of the quarter.

As of June 30, 2015, there was approximately $95,292 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1 year.

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

Total stock-based compensation expense for the six months ended June 30, 2015 and 2014 was $92,787 and $48,198, respectively.

Warrants

Warrants outstanding at June 30, 2015, and changes during the six months ended June 30, 2015, were as follows:

Warrants	Shares
Outstanding at December 31, 2014	42,257,951
Issued	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2015	42,257,951

(7) Debt

On February 20, 2015, convertible debentures issued in February 2013 in an aggregate principal amount of $1,060,000 matured. In accordance with the terms of the convertible debentures, the outstanding principal of the convertible debentures totaling $1,060,000, plus accrued interest of $222,600, was converted into shares of the Company’s common stock. Pursuant to the terms of the convertible debentures, 32,065,000 shares of the Company’s common stock were issued using a conversion price of $0.04 per share, which was the average trading price of the Company’s common stock for the preceding 120 days prior to the conversion.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of cobalt is dependent upon the DOE, and its prime operating contractor, which controls the reactor and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  In October 2014, the Company signed a ten year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. Pursuant to the agreement, the Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date upon mutual agreement of the parties.  Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States.  If this were to occur, all payments made by the Company would be refunded.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license numerous times to increase the amount of material permitted within the Company’s facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company, but this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year. The financial assurance required by the NRC to support this license has been provided for with a letter of credit and a restricted certificate of deposit held with Wells Fargo Bank.  Previously, the Company maintained a surety bond issued by Argonaut Insurance Company, however, this surety bond was terminated in November 2014 and was replaced with the letter of credit and restricted certificate of deposit in the amount of $450,630 with Wells Fargo Bank.

(9) Subsequent Events

On July 14, 2015, the Company held its 2015 Annual Meeting of Shareholders (the “Annual Meeting”), at which the Company’s shareholders approved the International Isotopes Inc. 2015 Incentive Plan (the “Plan”). The Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The Plan amends and restates the Company’s Amended and Restated 2006 Equity Incentive Plan. The Plan became effective immediately upon shareholder approval at the Annual Meeting.

Additionally, on July 14, 2015, the Board of Directors determined that it was in the best interests of the Company to extend the expiration dates of all outstanding Class H and Class I Warrants to January 31, 2016.  Therefore, 1,913,892 Class H warrants, which previously carried an expiration date of August 24, 2015, and 12,924,887 Class I warrants, which previously carried an expiration date of October 24, 2015, will all now have an extended expiration date of January 31, 2016. The Company will record approximately $885 of equity compensation expense with respect to this extension in the third quarter of 2015.

In July 2015, in accordance with the Company’s employee stock purchase plan, the Company issued 15,960 shares of common stock to employees in exchange for proceeds of $814.

(10)

Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2015	2014	2015	2014
Radiochemical Products	$433,520	$460,988	$855,159	$879,392
Cobalt Products	232,743	152,100	486,058	694,048
Nuclear Medicine Standards	778,791	799,066	1,648,773	1,612,589
Radiological Services	99,272	375,727	454,167	500,483
Fluorine Products	-	-	-	-
Transportation	36,050	20,700	72,700	70,925
Total Segments	1,580,376	1,808,581	3,516,857	3,757,437
Corporate revenue	-	-	-	-
Total Consolidated	$1,580,376	$1,808,581	$3,516,857	$3,757,437

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2015	2014	2015	2014
Radiochemical Products	$1,727	$1,681	$3,431	$3,800
Cobalt Products	10,486	19,367	20,973	39,869
Nuclear Medicine Standards	3,598	6,837	7,214	11,727
Radiological Services	6,236	7,155	12,354	13,054
Fluorine Products	27,647	28,396	55,169	54,491
Transportation	1,110	1,532	2,221	4,559
Total Segments	50,804	64,968	101,362	127,500
Corporate depreciation and amortization	1,484	3,469	2,611	9,392
Total Consolidated	$52,288	$68,437	$103,973	$136,892

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2015	2014	2015	2014
Radiochemical Products	$79,142	$106,489	$166,110	$180,601
Cobalt Products	115,414	31,497	265,682	231,262
Nuclear Medicine Standards	143,713	153,921	336,362	312,897
Radiological Services	42,772	108,116	185,133	175,091
Fluorine Products	(88,939)	(103,155)	(187,095)	(206,337)
Transportation	2,853	(10,989)	(3,782)	(7,078)
Total Segments	294,955	285,879	762,409	686,436
Corporate loss	(742,447)	(814,178)	(1,381,449)	(1,666,939)
Net Loss	$(447,492)	$(528,298)	$(619,040)	$(980,503)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2015	2014	2015	2014
Radiochemical Products	$549	$52,917	$1,419	$52,917
Cobalt Products	-	37,050	-	37,050
Nuclear Medicine Standards	-	527	487	527
Radiological Services	7,034	2,632	7,034	2,632
Fluorine Products	2,458	(14,291)	10,822	(5,552)
Transportation	-	-	-	-
Total Segments	10,041	78,835	19,762	87,574
Corporate purchases	10,716	11,287	10,716	11,287
Total Consolidated	$20,757	$90,121	$30,478	$98,861

	June 30,	December 31,
Segment Assets	2015	2014
Radiochemical Products	$205,740	$230,257
Cobalt Products	940,472	1,035,226
Nuclear Medicine Standards	499,571	564,034
Radiological Services	387,495	381,898
Fluorine Products	5,951,001	5,996,258
Transportation	3,863	8,434
Total Segments	7,988,142	8,216,107
Corporate assets	3,568,625	2,734,030
Total Consolidated	$11,556,767	$10,950,137

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue for the three months ended June 30, 2015 was $1,580,376 compared to $1,808,581 for the same period in 2014, an overall decrease of $228,205, or approximately 13%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended June 30,	For the three- months ended June 30,
Sale of Product	2015	2014	$ change	% change
Radiochemical Products	$433,520	$460,988	$(27,468)	-6%
Cobalt Products	232,743	152,100	80,643	53%
Nuclear Medicine Standards	778,791	799,066	(20,275)	-3%
Radiological Services	99,272	375,727	(276,455)	-74%
Fluorine Products	-	-	-	0%
Transportation	36,050	20,700	15,350	74%
Total Segments	1,580,376	1,808,581	(228,205)	-13%
Corporate revenue	-	-	-	-
Total Consolidated	$1,580,376	$1,808,581	$(228,205)	-13%

Gross profit for the three months ended June 30, 2015 was $627,213, compared to $679,886 for the same period in 2014.  This represents a decrease of $52,673, or approximately 8%.  Cost of sales decreased to $953,163 for the three months ended June 30, 2015 from $1,128,695 for the same period in 2014.  This is a decrease of $175,532, or approximately 16%. This decrease was the result of efficient material purchases and monitoring labor costs.  Our gross profit percentage was up slightly to 40% for the three months ended June 30, 2015, from 38% for the same period in 2014, as a result of a decrease in cost of sales.

The following table presents gross profit data for our six business segments for the three months ended June 30, 2015 and 2014:

	For the three- months ended June 30,	% of Total Sales	For the three- months ended June 30,	% of Total Sales
	2015	2015	2014	2014
Total Sales	$1,580,376		$1,808,581
Cost of Sales
Radiochemical Products	$322,208	20%	$321,862	18%
Cobalt Products	61,493	4%	45,538	3%
Nuclear Medicine Standards	523,461	33%	516,065	29%
Radiological Services	44,428	3%	242,034	13%
Fluorine Products	-	-	-	-
Transportation	1,573	1%	3,196	0%
Total Segments	$953,163	61%	$1,128,695	63%

Gross Profit	$627,213		$679,886

Operating expense increased to $990,780 for the three months ended June 30, 2015, from $925,298 for the same period in 2014. This increase of $65,482, or approximately 7%, is the result of increased labor and research and development expense as a result of our continued pursuit of improved and expanded product lines. Salaries and contract labor costs increased by approximately 13% to $47,702 for the three months ended June 30, 2015, as compared to the same period in 2014. Research and development expense increased by approximately 9%, to $142,684 for the three months ended June 30, 2015, from $130,537 for the same period in 2014. This $12,147 increase in expenditures is the result of additional product development work being conducted in several of our business segments, as mentioned above.

The following table presents a comparison of total operating expense for the three months ended June 30, 2015 and 2014:

	For the three- months ended June 30,	For the three- months ended June 30,
Operating Costs and Expenses:	2015	2014	% change	$ change
Salaries and Contract Labor	$422,068	$374,366	13%	$47,702
General, Administrative and Consulting	426,028	420,395	1%	5,633
Research and Development	142,684	130,537	9%	12,147
Total operating expenses	$990,780	$925,298	7%	$65,482

Interest expense for the three months ended June 30, 2015 was $118,462, compared to $310,745 for the same period in 2014. The decrease of $192,283, or approximately 62%, is largely attributable to re-negotiating the maturity date of a note payable with an aggregate principal amount of $500,000.  The note was originally due June 30, 2014, and during June 2014, the maturity date was extended to December 31, 2017.  In connection with this note payable, we initially recorded approximately $380,000 of debt discount which was being accreted to interest expense over the initial six-month term of the loan.  Upon re-negotiation of the note payable, we recorded an additional $384,000 of debt discount which is being accreted over the new life of the note.   During the three months ended June 30, 2015, we recorded approximately $29,000 of interest accretion expense related to this loan, and during the same period in 2014 we recorded approximately $189,000 of interest accretion expense.

Our net loss for the three months ended June 30, 2015 was $447,492, compared to $528,298, for the same period in 2014.  This is a decrease in loss of $80,806, or approximately 15%, and is the result of the significant decrease in interest expense recorded in the period-to-period comparison.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended June 30, 2015 was $433,520, compared to $460,988 for the same period in 2014.  This represents a decrease in revenue of $27,468, or approximately 6%. Within this segment, sales of sodium iodide were $433,520 for the three months ending June 30, 2015, as compared to $410,987 for the same period in 2014.  This is an increase of $22,533, or approximately 5%.  During the three months ended June 30, 2014, we reported $50,000 of consulting income in this segment, whereas we had no consulting income to report for the same period in 2015. We are currently working on further enhancements of existing products within this segment and are evaluating the possible addition of several new products. In September 2014, through mutual consent with RadQual, we became the direct distributor of 100% of RadQual’s iodine products. This change was based on RadQual’s desire to focus more heavily on its core business of reference sources and nuclear imaging and on our desire to improve the margins realized by radiochemical sales. We intend to continue selling our products directly to our radiochemical customers since we believe this will strengthen our customer relationships and further improve our market position for current and future products.

Gross profit for radiochemical products for the three months ended June 30, 2015 was $111,312, compared to $139,126, for the same period in 2014. Gross profit percentages were approximately 26% and 30% for the three months ended June 30, 2015 and 2014, respectively. We purchase our iodine-131 under a contractual agreement with a supplier in South Africa. In past years, per the terms of the contract, price adjustments could occur annually in August.  However, in July 2015, we signed a pricing agreement with the supplier that secures a price for the iodine-131 through December 31, 2016.

Operating expense for this segment decreased to $32,170 for the three months ended June 30, 2015, compared to $32,637 for the same period in 2014. This slight decrease of $467 is due to minor fluctuations in various operating expenses. The radiochemical products segment reported net income of $79,142 for the three months ended June 30, 2015, as compared to net income of $106,489 for the same period in 2014.  The decrease of $27,347, or approximately 26%, is the result of the decrease in consulting revenue noted above.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended June 30, 2015 was $232,743, compared to $152,100 for the same period in 2014. This represents an increase of $80,643, or approximately 53%. Our cobalt sealed source manufacturing generates the majority of revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.  In December 2013, we were able to obtain several cobalt targets from the ATR.  Although most of this material was sold during 2014, the remainder has sustained some sealed source sales through the current period. Although we have not been able to obtain any additional cobalt material from the ATR since 2013, we have used recycled material and procured small quantities of material from other sources in order to fulfill some of our customer demand.

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

We continue to hold many in-progress old design cobalt targets at the ATR.  The DOE suspended continued irradiation of those targets in 2013 due to a leak of a cobalt target belonging to another commercial business which resulted in the curtailment of all other cobalt handling and production activities at the ATR pending certain corrective actions. During 2014, we funded a report that has defined the specific engineering analyses that must be completed to resume irradiation of these old design targets.   We have several options with respect to how we will proceed with the older targets, and we believe the targets have significant but varying degrees of market value depending on whether or not further irradiation will or will not occur. We anticipate that the decision regarding the future of these targets is likely to be made by the end of 2015.

In January 2015 and April 2015, we entered into cobalt-60 supply agreements with certain customers.  Pursuant to these contracts, we will supply cobalt-60 to the customers and will provide on-going services with respect to the cobalt sales. The contract terms require quarterly progress payments from each customer.  Each contract agreement is for five years, unless earlier terminated or extended. The funding received under these contracts has been recorded as unearned revenue under long-term liabilities in our financial statements.

Gross profit for cobalt products for the three months ended June 30, 2015 was $171,249, compared to $106,562 for the same period in 2014. This is an increase of $65,687, or approximately 62% and is attributable to an increase in our cobalt sealed source sales. Operating expense in this segment decreased by $19,230, or approximately 26%, for the three months ended June 30, 2015, as compared to the same period in 2014, which was the result of decreased cost incurred for outside consulting and decreased depreciation expense as a result of assets reaching full depreciation. Our net income for cobalt products was $115,414 for the three months ended June 30, 2015, as compared to net income of $31,497 for the same period in 2014.  The increase in net income of $83,917 was due to the increased sales of our sealed source products and our ability to reduce operating costs in this segment.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended June 30, 2015 was $778,791, compared to $799,066 for the same period in 2014. This represents a decrease in revenue of $20,275, or approximately 3%. Revenue from nuclear medicine products includes sales from TI Services, LLC, a 50/50 joint venture that we formed with RadQual, LLC (RadQual) in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended June 30, 2015 and 2014:

	For the three- months ended June 30,	For the three- months ended June 30,
Nuclear Medicine Standards	2015	2014	% change
Sales
Sales to RadQual	$489,018	$466,122	5%
TI Services LLC	289,773	332,944	-13%
	$778,792	$799,066	-3%

Sales to RadQual increased from $466,122 for the three month period ended June 30, 2014, to $489,018 for the same period in 2015.  This is an increase of $22,896, or approximately 5%, and is due in large part to the sales of the new lightweight flood source mentioned below.  We reported TI Services, LLC sales for the three months ended June 30, 2015 of $289,773, as compared to $332,944 for the same period in 2014, a decrease of $43,171, or approximately 13%.  The decrease in TI Services, LLC sales is due to the continued decrease in paper and ink sales as customers switch to more state of the art methods of recording information. To counter this decrease in paper and ink sales, we have been working with RadQual to focus TI Services’ marketing efforts on other in-demand products, such as the lightweight flood source. Although TI Services’ flood source sales were down slightly for the three months ended June 30, 2015, they continue to account for the bulk of TI Services, LLC sales. As a result of our collaborative product development efforts with RadQual, in April 2014, RadQual launched sales of a new lightweight flood source which is currently being marketed through TI Services, LLC and other distributors. This lighter and thinner product continues to be in strong demand by customers.

Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2015 was $255,331, compared to $283,001 for the same period in 2014, a decrease in gross profit of $27,670, or approximately 10%. Our cost of goods sold in this segment was up slightly, for the three months ended June 30, 2015, to $523,460, from $516,065 for the same period in 2014. Operating expense for this segment for the three months ended June 30, 2015 decreased to $111,619, from $129,081 for the same period in 2014. This decrease of $17,462, or approximately 14%, is attributable to decreased labor and supply expenses, and decreased depreciation expense recorded. Net income for this segment for the three months ended June 30, 2015, was $143,713, compared to $153,921 for the same period in 2014, and is the combined result of our decreased sales and slight increase in cost of sales.

Radiological Services. Revenue from radiological services for the three months ended June 30, 2015 was $99,272, compared to $375,727 for the same period in 2014, a decrease of $276,455 or approximately 74%.  Radiological field services revenue accounted for approximately 28% of the revenue in this segment for the three months ended June 30, 2015, and approximately 66% of the revenue for the same period in 2014. Radiological field services revenue was $28,000 for the three months ended June 30, 2015, and was $247,436, for the same period in 2014.  This is a decrease in radiological field service revenue of $219,436, or approximately 89%, and is the result of fewer jobs awarded to us under the DOE’s Orphan Source Recovery Program (OSRP) during the three months ended June 30, 2015, as compared to the same period in 2014.  The majority of radiological field services revenue is generated by the performance of field service activities in connection with OSRP. These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units. During 2013, we designed and built a mobile hot cell unit to permit us to expand this field service work.  We also received an additional amendment to our NRC license that allows us to use this hot cell to perform source removal services on a wide variety of models. The mobile hot cell and license amendment have been used to support continued expansion of our field service activities.

In addition, in December 2013, we entered into a support services agreement with one customer to perform field service work related to source design and installation. There was some design work performed under this agreement during 2014 and we expect the source installation work to begin during the latter half of 2015. Revenue generated from field services work is somewhat random and we expect to continue to report large fluctuations in the period-to-period comparisons.  However, based upon the current and anticipated contract commitments for this type of work, we expect that field services will continue to be a major source of revenue within this segment in 2015.

Revenue generated from gemstone processing was $62,553 for the three months ended June 30, 2015, and was $38,317 for the same period in 2014.  This is an increase of $24,236 or approximately 63%, and reflects the fluctuations in volume of material shipped to us for processing.

The following table presents radiological services revenue for the three months ended June 30, 2015 and 2014:

	For the three- months ended June 30,	For the three- months ended June 30,
Radiological Services	2015	2014	% change
Gemstone Processing	$62,553	$38,317	63%
Radiological Field Services	36,719	337,410	-89%
	$99,272	$375,727	-74%

Gross profit for this segment for the three months ended June 30, 2015 was $54,844, compared to $133,692 for the same period in 2014.  The decrease of $78,848, or approximately 59%, is due to the fewer number of OSRP jobs performed during the period ended June 30, 2015, as compared to the same time period in 2014. Operating expense for the three months ended June 30, 2015 was $18,987, as compared to $32,491 for the same period in 2014.  This decrease of $13,504, or approximately 42%, was mainly due to decreased expense incurred for general labor support with regard to radiological field services work. Net income for the three months ended June 30, 2015 was $42,772, as compared to $108,116 for the same period in 2014.  This is a decrease of $65,344, or approximately 60% and is due to the decrease in radiological field services performed during the three month period ending June 30, 2015 as compared to the same period in 2014.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended June 30, 2015, or for the same period in 2014. During the three months ended June 30, 2015, we incurred $88,939 of expense to maintain licenses and other necessary project activities related to the proposed de-conversion facility, as compared to $103,156 for the same three-month period in 2014. In July 2015, we executed an amendment to a Project Participation Agreement (PPA) we have with the Lea County, New Mexico Board of County Commissioners. The PPA granted us direct and indirect assistance for locating a proposed depleted UF6 de-conversion facility in Hobbs, New Mexico.  The principal component of assistance was the conveyance of approximately 640 acres for construction and operation of the proposed facility.  The conveyance of the land was contingent upon our commencement of construction on Phase 1 of the facility by December 31, 2014 and hiring seventy-five employees by December 31, 2015.  Under the amendment to the PPA, Lea County agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

We developed our fluorine products in conjunction with uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services. Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.

Further activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility. In the meantime, we expect to continue to incur costs associated with the maintenance of licenses and other necessary project activities, and plan to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

Transportation. Revenue from transportation services for the three months ended June 30, 2015 was $36,050, compared to $20,700 for the same period in 2014. This is an increase of $15,350, or approximately 74%.  Revenue in this business segment is directly affected by the activity of our cobalt products and radiological services business segments since we primarily use our transportation services to support the transport of cobalt products and offer transportation in conjunction with field services work. Gross profit was $34,477 for the three months ended June 30, 2015, compared to $17,504 for the same period in 2014, and operating expense was $31,624 for the three months ended June 30, 2015, compared to $28,492 for the same period in 2014. Net income reported for this segment was $2,853 for the three months ended June 30, 2015, and net loss was $10,989 for the same period in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue for the six-month period ended June 30, 2015 was $3,516,857, as compared to $3,757,437 for the same period in 2014, a decrease of $240,580, or approximately 6%.  All of our business segments reported a decrease in revenue for the six months ending June 30, 2015 with the exception of our Nuclear Medicine Standards segment and our Transportation segment.  The performance of all of our business segments is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the six months ended June 30, 2015 and June 30, 2014:

	For the six- months ended June 30,	For the six- months ended June 30,
Sale of Product	2015	2014	$ change	% change
Radiochemical Products	$855,159	$879,392	$(24,233)	-3%
Cobalt Products	486,058	694,048	(207,990)	-30%
Nuclear Medicine Standards	1,648,773	1,612,589	36,184	2%
Radiological Services	454,167	500,483	(46,316)	-9%
Fluorine Products	-	-	-	0%
Transportation	72,700	70,925	1,775	3%
Total Segments	3,516,857	3,757,437	(240,580)	-6%
Corporate revenue	-	-	-	-
Total Consolidated	$3,516,857	$3,757,437	$(240,580)	-6%

Gross profit for the six-month period ended June 30, 2015 was $1,437,751, compared to $1,484,314, for the same period in 2014.  This represents a decrease of $46,563, or approximately 3%. Operating expenses were $1,868,407 for the six-month period ended June 30, 2015, compared to $1,901,825 for the same period in 2014.  This represents a decrease of $33,418, or approximately 2%. Salaries and contract labor expense increased by $68,528, or approximately 9%, which is the result of recording more non-cash equity compensation for the six-month period ended June 30, 2015 as compared to the same period in 2014, as well as standard salary and wage increases to employees. General administrative expense decreased to $802,724 for the six months ending June 30, 2015 from $927,617 for the same period in 2014.  This is a decrease of $124,893, or approximately 13% and is the result of management’s efforts to reduce discretionary and overhead expense, as well as a reduction in the amount of lease obligation expense recorded for the six-month period ended June 30, 2015. The reduction in lease obligation expense is the result of a periodic review of our funding for decommissioning which took place in the latter half of 2014. At that time we adjusted the previously accrued liability and expense and since then, have not accrued any additional expense.  Our research and development expense increased by $22,947, or approximately 11%, to $235,431 for the six-month period ended June 30, 2015, from $212,484 for the same period in 2014.  The increase is due to development work we are conducting in our several of our core business segments.

The following table shows total operating expenses for the six-month period ended June 30, 2015 and 2014:

	For the six- months ended June 30,	For the six- months ended June 30,
Operating Costs and Expenses:	2015	2014	% change	$ change
Salaries and Contract Labor	$830,252	$761,724	9%	$68,528
General, Administrative and Consulting	802,724	927,617	-13%	(124,893)
Research and Development	235,431	212,484	11%	22,947
Total operating expenses	$1,868,407	$1,901,825	-2%	$(33,418)

Interest expense for the six months ended June 30, 2015 was $259,586, compared to $620,414 for the same period in 2014. This is a decrease of $360,828, or approximately 58% and is largely attributable to re-negotiating the maturity date of a note payable with an aggregate principal amount of $500,000.  The note was originally due June 30, 2014, and during June 2014, the maturity date was extended to December 31, 2017. In connection with this note, we recorded approximately $365,000 of non-cash interest expense related to debt discount for the six months ending June 30, 2014, and approximately $56,000 of non-cash interest expense for the same period in 2015.

Our net loss for the six-month period ended June 30, 2015, was $619,040 as compared to $980,503 for the same period in 2014.  This is a decrease in loss of $361,463 or approximately 37%. This decrease in net loss was the result of our decreased operating and interest expense.

Radiochemical Products.  Revenue from the sale of radiochemical products for the six-month period ended June 30, 2015 was $855,159, compared to $879,392 for the same period in 2014. Within this segment, sales of sodium iodide were $855,159 for the six months ending June 30, 2015 as compared to $829,392 for the same period in 2014.  This is an increase of $25,767, or approximately 3%.  During the six months ended June 30, 2014, we reported $50,000 of consulting income in this segment, whereas we had no consulting income to report for the same period in 2015. Our sales of iodine remain strong and with product developments we are pursuing in this segment, we expect this to continue throughout 2015.

Gross profit percentages on our sodium iodide product for the six months ended June 30, 2015 and 2014 were approximately 26% and 24%, respectively. This increase of 2% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the six-month period ended June 30, 2015 was $56,925, compared to $65,701 for the same period in 2014. This is a decrease of $8,776, or approximately 13%, and is primarily due to decreased consulting expense. Net income for this segment decreased for the six-month period ended June 30, 2015, to $166,110, from $180,601 for the same period in 2014.  This decrease of $14,491, or approximately 8%, is due to the consulting revenue reported during the six-month period ended June 30, 2014, whereas we had no consulting revenue in this segment for the same period in 2015.

Cobalt Products.  Revenues from the sale of cobalt products for the six-month period ended June 30, 2015 were $486,058, compared to $694,048 for the same period in 2014. This is a decrease of $207,990 or approximately 30% and is the result of decreased sealed source sales. Our sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.  We have not been able to obtain cobalt material from the ATR since the end of 2013 and the majority of that material was sold during 2014.  We expect that the remaining material will be sold during 2015.  Our cobalt recycle revenue increased to $83,340, for the six months ending June 30, 2015, as compared to $16,980 for the same period in 2014.  This is an increase of $66,360 or approximately 391%.

As previously discussed, in October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets and we anticipate having high specific activity cobalt available to our customers by the middle of 2017 and every year thereafter through at least 2024.  Until that time, we will continue to work with alternate cobalt suppliers to obtain the cobalt material to meet future short term customer needs.  We also hold many in-progress targets of an old design at the ATR.  At this point in time we have not decided how we will use these targets, but will weigh our options with regard to their future use to us and will likely come to a determination by the end of 2015.

 In January 2015 and April 2015, we entered into cobalt-60 supply agreements with two customers.  Under the terms of these contracts we will supply cobalt-60 to each customer and will provide on-going services with respect to the cobalt sales. The five-year contracts required an initial commitment fee plus quarterly progress payments from each customer. The amounts received under these contracts have been recorded as unearned revenue under long-term liabilities in our financial statements.

Gross profit for cobalt products for the six-month period ended June 30, 2015 was $372,276, as compared to $387,578 for the same period in 2014. Our cost of goods sold decreased significantly to $113,782 for the six months ending June 30, 2015, from $306,470 for the same period in 2014.  This dramatic decrease is the result of recording accumulated target irradiation costs during the six-month period ended June 30, 2014, when we sold the majority of material that was brought into our facility from the ATR at the end of 2013.  For this same period in 2015, our access to cobalt material was limited and our source sales were down significantly.  However, our sales of recycled material increased, as discussed above, and the cost to generate this type of revenue is much lower than the cost to manufacture sealed sources. Operating expense in this segment decreased by $49,723, to $106,594 for the six-month period ended June 30, 2015, from $156,317 for the same period in 2014. This is a decrease of approximately 32% and is largely due to a decrease in contractor costs related to target design and cobalt irradiation.  Net income for the six months ended June 30, 2015 was $265,682, compared to $231,262 for the same period in 2014. This increase of $34,420, or approximately 15%, is attributable to the significant reduction in cost of sales discussed earlier, as well as the reduction of operating expense.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the six-month period ended June 30, 2015 was $1,648,773 compared to $1,612,589 for the same period in 2014.  This represents an increase in revenue attributable to this segment of $36,184, or approximately 2%.

The table below presents nuclear medicine standards revenue for the six month periods ending June 30, 2015 and 2014:

	For the six- months ended June 30	For the six- months ended June 30
Nuclear Medicine Standards	2015	2014	% change
Sales
Sales to RadQual	$1,022,787	$940,290	9%
TI Services LLC	625,986	672,299	-7%
	$1,648,773	$1,612,589	2%

Our sales to RadQual for the six months ending June 30, 2015 increased by $82,497 or approximately 9%.  This increase is the result of increased flood source sales.  In April 2014, in collaboration with RadQual, we introduced a new lightweight imaging source, the Rad-Lite, which has been very well received by customers and continues to generate strong sales in this segment. TI Services, LLC sales dropped by $46,313, or approximately 7%, from $672,299 for the six month period ending June 30, 2014 to $625,986 for the same period in 2015.  The decreased revenue is the result of a drop in sales of paper products used in nuclear medicine imaging. We have been working closely with RadQual, to develop new products to market through TI Services, LLC, while, at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.

Gross profit for the six-month period ended June 30, 2015 was $567,696, as compared to $559,389 for the same period in 2014, an increase of $8,307, or approximately 1%.  Operating expense for this segment for the six-month period ended June 30, 2015 decreased to $231,334, from $246,493 for the same period in 2014.  This is a decrease of $15,159 or approximately 6%.  This decrease is the result of cost control measures implemented with TI Services, LLC, which have significantly reduced operating expense for the six-month period ended June 30, 2015 as compared to the same period in 2014. Net income for this segment increased by $23,465 or approximately 7%, to $336,362 for the six month period ended June 30, 2015, from $312,897 for the same period in 2014.

Radiological Services.  The radiological services segment reported revenue of $454,167 for the six-month period ended June 30, 2015 compared to $500,483 for the same period in 2014. This is a decrease of $46,316, or approximately 9%.  Revenue from field service work performed in connection with the DOE’s OSRP accounts for the majority of revenue in this segment, and for the six month period ended June 30, 2015 OSRP sales were $330,741 as compared to $286,801 for the same period in 2014. This is an increase of $43,940, or approximately 15%.  These OSRP jobs are sporadically offered by the DOE and we expect revenue comparisons will continue to vary from period-to-period.  Also, during the six-month period ending June 30, 2014, we reported a sale of nickel-62 in the amount of $82,292.  The nickel was held in our raw material inventory valued at actual cost of $146,534 and was sold at a loss of $64,242 which was reported in 2014 gross profit. There was no similar sale during the same period in 2015.

	For the six- months ended June 30,	For the six- months ended June 30,
Radiological Services	2015	2014	% change
Gemstone Processing	$111,383	$115,431	-4%
Radiological Field Services	342,784	385,052	-11%
	$454,167	$500,483	-9%

Gross profit was $209,445 for this segment for the six months ended June 30, 2015, and $228,774 for the same period in 2014. This is a decrease in gross profit of $19,329 and is the result lower margins realized on OSRP jobs performed. Operating costs were $38,142 and $64,763 for the six months ended June 30, 2015 and 2014, respectively. The decrease in operating expense of $26,621, or approximately 41%, is largely due to decreased general costs incurred during 2014 to build-up and support expanded field service work.  Net income for the six-month period ending June 30, 2015, was $185,133, as compared to $175,091 for the same period in 2014.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the six months ended June 30, 2015 or for the same period in 2014.  We have developed our fluorine products in conjunction with the proposed uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. However, in 2013, we made the decision to place continued formal design work on the de-conversion facility on hold and only continue to pay for essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico. Further activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility. We do not anticipate any revenue from the sale of fluoride products in 2015 and have no certain date for resumption of engineering design and construction of this facility.

In July 2015, we executed an amendment to a Project Participation Agreement (PPA) we have with the Lea County, New Mexico, Board of Commissioners. The PPA granted us direct and indirect assistance for locating a proposed depleted UF6 de-conversion facility in Hobbs, New Mexico.  The principal component of assistance was the conveyance of approximately 640 acres for construction and operation of the proposed facility.  The conveyance of the land was contingent upon our commencement of construction on Phase 1 of the facility by December 31, 2014 and hiring seventy-five employees by December 31, 2015.  Under the amendment to the PPA, Lea County agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

During the six months ended June 30, 2015, we incurred expenses of $187,095 for licensing, and other essential expenses, as compared to $206,337 for the same period in 2014. We expect to continue to incur similar maintenance cost through the remainder of 2015, and until such time as we are able to resume design and construction of the facility.

Transportation.  Revenue from transportation services for the six months ended June 30, 2015 was $72,700, compared to $70,925 for the same period in 2014.  Revenue in this business segment is directly affected by the activity in our cobalt products segment. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $65,299 for the six months ended June 30, 2015, compared to $62,270 for the same period in 2014. Operating expense was $69,080 for the six months ended June 30, 2015, compared to $69,348 for the same period in 2014. Net loss for this segment was $3,782, and net loss was $7,078 for the six months ended June 30, 2015, and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2015, we had cash and cash equivalents of $1,178,378 as compared to $558,541 at December 31, 2014.  This is an increase of $619,837, or approximately 111%.  For the six months ended June 30, 2015, net cash provided by operating activities was $960,280, and for the six months ended June 30, 2014, net cash provided by operating activities was $502,662. The increase in cash provided by operating activities is primarily the result of cash payments received on cobalt contracts and recorded as unearned revenue. The decrease in accounts receivable reflects normal fluctuations in segment sales and receipts from customers. Historically, we have not written off any accounts receivable, however, in July 2015, we will write off a customer account that has been determined to be un-collectable. The amount that will be written off is approximately $5,400.

Inventories at June 30, 2015 totaled $985,375, and inventories at December 31, 2014 totaled $1,049,106.  We have a significant investment in inventory which is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately two to three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 80% of total work in process inventory cost for the six months ended June 30, 2015, and approximately 82% of total inventory cost for the same period in 2014. At this time, we have cobalt material stored at the ATR facility that is awaiting further irradiation to bring activity levels up to marketable levels. We are currently in discussions with the DOE regarding future options for these targets.  We believe the targets have significant but varying degrees of market value depending on whether or not further irradiation will or will not occur. We anticipate that the decision regarding the future of these targets is likely to be made during 2015.  If the DOE’s contractor is not able to perform this work, we may, at a future date determine that a write-down of the cobalt target inventory may be necessary.  However, at this time, we are working with the DOE to evaluate various options for sale or resumption of irradiation of this material.

Cash used in investing activities was $238,766 for the six months ended June 30, 2015, and for the same period in 2014, cash used in investing activities was $50,388. This increase in cash used in investing activities is due to an additional $225,315 placed into a restricted certificate of deposit that supports our decommissioning funding program required by the NRC.  The amount of cash received as dividend distributions from our investment in RadQual also decreased by $30,401, for the six months ending June 30, 2015 as compared to the same period in 2014.  During the six-month period ended June 30, 2015, we reported $30,478 of asset purchases and $98,861 of asset purchases for the same period in 2014.

Financing activities used cash of $101,677 during the six months ended June 30, 2015 and used cash of $98,339 for the same period in 2014. During the six months ended June 30, 2015, we received cash proceeds of $2,226 from the issuance of stock as compared to $4,531 for the same period in 2014. Principal payments on notes payable for the six months ended June 30, 2015, were $103,903 as compared to $102,870 for the same period in 2014.

We have a long term investment of $1,405,885, which represents a 24.5% ownership interest in RadQual. The value of this asset is based upon the purchase price and the continued business performance of RadQual. We purchased this ownership interest with the intent of eventually acquiring the remaining ownership interest of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.  However, at the present time, there is no formal action being taken to increase our investment in RadQual.

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

On July 14, 2015, the Board of Directors determined that it was in the best interests of the company to extend the expiration dates of all outstanding Class H and Class I Warrants. As a result of this Board resolution, 1,913,892 Class H warrants, which previously carried an expiration date of August 24, 2015, and 12,924,887 Class I warrants, which previously carried an expiration date of October 24, 2015, will now expire January 31, 2016.

At June 30, 2015, there were 42,257,951 outstanding warrants to purchase our common stock.  Included in these are 1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an extended expiration date of January 31, 2016; 12,924,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an extended expiration date of January 31, 2016; 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

In July 2012, we entered into a purchase agreement with Alpha Omega Services Inc. (AOS), of Bellflower, California, for the purchase of a type B(U) cask for use in our radiological services and transportation business segments. We made a $255,000 down payment to AOS at that time and had anticipated delivery of the container by February 2013. Our intention was to use the cask for a wide range of needs such as target transfers, source installations and type B shipments of radioactive material.  In January 2014, due to AOS’s failure to deliver the container as required by the original contract, or on multiple subsequent delivery dates, and our inability to reach mutually agreeable modified contract terms with AOS, the contract with AOS was terminated. We are currently considering legal actions to seek reimbursement of the down payment and damages from AOS.  Accordingly, the $255,000 was reclassified from fixed assets to Prepaids and Other Current Assets in our financial statements.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty five percent (25%) of the shares issuable upon conversion of the debentures.  The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. At June 30, 2015, the outstanding balance of these debentures, net of debt discount, was $2,907,441.

In February 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrue interest at a rate of 10% per annum, and matured February 2015. The conversion price for these debentures, on any conversion date, was equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date.  In February 2015, all the outstanding principal of the convertible debentures as well as the accrued interest in the amount of $222,600 was converted into 32,065,000 shares of common stock at a conversion price of $0.04 per share, which was the average trading price of the Company’s common stock for the preceding 120 days prior to conversion.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured. At June 30, 2015, the outstanding balance of this note was $150,295.

Related Party Note Payable

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of June 30, 2015, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

10.1†

Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc.*

31.1

Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

†   Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

10.1†

Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc.*

31.1

Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

†   Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.