Form 10-Q
period 2015-09-30
INTERNATIONAL ISOTOPES INC
filed 2015-11-13
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, the number of shares of Common Stock, $.01 par value, outstanding was 402,242,994.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2015

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$870,654	$558,541
Accounts receivable	612,006	783,937
Inventories	1,005,893	1,049,106
Prepaids and other current assets	706,775	351,020
Total current assets	3,195,328	2,742,604

Long-term assets
Restricted certificate of deposit	450,630	225,315
Property, plant and equipment, net	1,927,841	2,214,850
Investment	1,407,925	1,368,185
Patents and other intangibles, net	4,331,531	4,399,183
Total long-term assets	8,117,927	8,207,533
Total assets	$11,313,255	$10,950,137

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$726,262	$635,876
Accrued liabilities	470,328	702,861
Current installments of notes payable, net of debt discount	98,148	1,262,919
Total current liabilities	1,294,738	2,601,656

Long-term liabilities
Convertible debt, net of debt discount	2,927,062	2,868,200
Unearned revenue	1,416,940	-
Obligation for lease disposal costs	457,424	450,630
Notes payable, net of current portion and debt discount	246,410	204,500
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,897,836	4,373,330
Total liabilities	7,192,574	6,974,986

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 402,231,195 and 369,895,032 shares issued and outstanding, respectively	4,022,312	3,698,950
Additional paid in capital	119,536,396	118,444,070
Accumulated deficit	(119,505,752)	(118,242,224)
Equity attributable to International Isotopes Inc. stockholders	4,052,956	3,900,796
Equity attributable to non-controlling interest	67,725	74,355
Total equity	4,120,681	3,975,151
Total liabilities and stockholders' equity	$11,313,255	$10,950,137

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sale of product	$1,609,061	$1,985,956	$5,125,918	$5,743,393
Cost of product	991,693	1,201,482	3,070,799	3,474,605
Gross profit	617,368	784,474	2,055,119	2,268,788

Operating costs and expenses:
Salaries and contract labor	409,198	384,720	1,239,450	1,146,444
General, administrative and consulting	435,733	381,599	1,238,457	1,309,216
Research and development	319,674	155,802	555,105	368,286
Total operating expenses	1,164,605	922,121	3,033,012	2,823,946

Net operating loss	(547,237)	(137,647)	(977,893)	(555,158)

Other income (expense):
Other income	5,662	7,320	23,955	22,948
Equity in net income of affiliate	7,549	30,978	62,276	71,564
Interest income	121	98	335	491
Interest expense	(119,245)	(157,849)	(378,831)	(778,263)
Total other income (expense)	(105,913)	(119,453)	(292,265)	(683,260)
Net loss	(653,150)	(257,100)	(1,270,158)	(1,238,418)
Loss (income) attributable to non-controlling interest	8,662	(10,387)	6,630	(9,572)

Net loss attributable to International Isotopes Inc.	$(644,488)	$(267,487)	$(1,263,528)	$(1,247,990)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding – basic and diluted	402,228,535	369,443,913	396,815,146	369,327,455

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,270,158)	$(1,238,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income in equity method investment	(62,276)	(71,564)
Depreciation and amortization	156,878	204,167
Accretion of obligation for lease disposal costs	6,794	34,667
Accretion of beneficial conversion feature and debt discount	152,051	481,398
Equity based compensation	130,047	66,286
Changes in operating assets and liabilities:
Accounts receivable	171,931	177,160
Prepaids and other assets	(100,755)	168,286
Inventories	43,213	488,762
Accounts payable and accrued liabilities	80,453	141,096
Unearned revenues	1,416,940	-
Net cash provided by operating activities	725,118	451,840

Cash flows from investing activities:
Restricted certificate of deposit	(225,315)	1,045
Dividends received from equity method investment	22,536	71,142
Purchase of property, plant and equipment	(57,217)	(107,651)
Net cash used in investing activities	(259,996)	(35,464)

Cash flows from financing activities:
Proceeds from sale of stock	3,041	6,983
Principal payments on notes payable	(156,050)	(154,498)
Net cash used in financing activities	(153,009)	(147,515)

Net increase in cash and cash equivalents	312,113	268,861
Cash and cash equivalents at beginning of period	558,541	456,374
Cash and cash equivalents at end of period	$870,654	$725,235

Supplemental disclosure of cash flow activities:
Cash paid for interest	$249,021	$37,913

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity and decrease in debt for conversion of debentures	$1,060,000	$-
Increase in equity and decrease in accrued interest for conversion of debentures	$222,600	$-
Increase in equity and decrease in debt for amount allocated to warrants issued with convertible debentures	$-	$384,428
Increase in equity and decrease in debt for the beneficial conversion feature associated with the convertible debentures	$-	$15,464
Increase in other assets and decrease in property, plant and equipment for cancellation of purchase contract	$255,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2015

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), which is located in Youngstown, Ohio.  INIS’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho. The Company also owns a 24.5% interest in RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices.

Nature of Operations – INIS and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research and clinical devices. The Company holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility, and provides a host of transportation, recycling, and processing services on a contract basis for clients. The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as Unearned Revenue and classified under long-term liabilities on the Company’s consolidated balance sheets. These liabilities will be recognized as revenue in the future period during which the cobalt shipments begin. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 50% owned joint venture, TI Services. TI Services was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  Because the Company controls a greater than 50% direct and indirect ownership interest in TI Services, the operating results and financial conditions of TI Services are consolidated with those of the Company.  In addition, RadQual’s interest in TI Services is included in the Company’s consolidated financial statements as a non-controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

Recent Accounting Standards - In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” which defers the effective date of ASU 2014-09 for all entities by one year.  The guidance in “Revenue Recognition (Topic 606)” requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis”.  The guidance in “Consolidation” (Topic 810) responds to stakeholder concerns about the current accounting for consolidation of certain legal entities.  We are evaluating the standard, but do not expect the standard to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-3, “Interest-Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-3 is effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. We do not expect this standard to have a material impact on our consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the nine-month period ended September 30, 2015, the Company reported a net loss of $1,263,528, net of non-controlling interest income, and net cash provided by operating activities of $725,118. During the same period in 2014, the Company reported a net loss of $1,247,990, net of non-controlling interest loss, and net cash provided by operating activities of $451,840.

During the nine months ended September 30, 2015, the Company continued to focus on its long-standing core business segments, which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

In October 2014, the Company secured a ten (10) year cobalt production agreement with the U.S. Department of Energy (DOE).  The agreement provides the Company with sole access to all of the currently available cobalt production positions in the DOE’s Advanced Test reactor (ATR) located at the Idaho National Laboratory in Idaho Falls, Idaho.  The ATR is the only DOE reactor in the United States capable of producing large quantities of high specific activity cobalt.

In addition to the cobalt production agreement with the DOE, the Company entered into supply agreements during the first nine months of 2015 with several customers for the purchase of cobalt-60. Because it takes approximately two to three years to irradiate cobalt targets to the desired level of activity, the shipment of cobalt-60 product to these customers is anticipated to begin in 2017.  Pursuant to these cobalt-60 supply agreements, the Company will not only supply cobalt-60 to the customers but, in some instances, will also provide on-going services with respect to manufacturing and selling cobalt sources. Each contract requires quarterly progress payments to be paid by each customer to the Company.  For example, in April 2015, the Company entered into a Cobalt-60 Pellet Supply Agreement with Nordion (Canada) Inc. (Nordion). Pursuant to the terms of the contract, the Company will supply Nordion with cobalt-60 pellets.  The cobalt-60 pellets, produced at the DOE’s ATR located at the Idaho National Laboratory, will be supplied at certain specifications and standards. The agreement specifies specific pricing terms and conditions. The term of the agreement began on April 7, 2015, and unless earlier terminated or extended, ends on December 31, 2021. Either party may terminate the agreement upon breach of a material term of the agreement by the other party, subject to certain cure periods, or in the event of the bankruptcy of the other party.

Due to changes in the nuclear industry over the past few years, the Company’s plans for the design and construction of a large scale uranium de-conversion and fluorine extraction facility were placed on hold.  The Company expects that further activity on this project will remain on hold until the market and industry conditions change to justify resuming design and construction of the facility.  The Company expects to continue to incur some costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. In July 2015, the Company announced that it executed an amendment to its Project Participation Agreement (PPA) with the Lea County, New Mexico Board of Commissioners. The PPA granted to the Company direct and indirect assistance for locating its proposed depleted UF6 de-conversion facility in Hobbs, New Mexico.  The principal component of assistance was the conveyance of approximately 640 acres of land for construction and operation of the proposed facility.  The conveyance of the land was contingent upon the Company commencing construction on Phase 1 of the facility by December 31, 2014 and hiring a certain number of employees by December 31, 2015. Under the amendment to the PPA, the Lea County, New Mexico Board of Commissioners agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC.  Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset. During the nine-month period ended September 30, 2015, the Company incurred costs of approximately $273,000 to maintain licenses and other necessary project investments. During the same nine-month period in 2014, the Company incurred costs of approximately $307,000 for planning and development activities on the project.

(3)

Net Loss Per Common Share - Basic and Diluted

For the nine months ended September 30, 2015, the Company had 27,950,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the nine months ended September 30, 2014, the Company had 16,450,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, a global supplier of molecular imaging quality control devices, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual was valued at $1,407,925 at September 30, 2015 and is reported as an asset in the Company’s consolidated balance sheets.  For the nine months ended September 30, 2015, member distributions from RadQual totaled $22,536 and were recorded as a reduction of the investment, and for the same period in 2014, member distributions totaled $71,142.  During the nine months ended September 30, 2015 and 2014, earnings allocated to the Company from RadQual totaled $62,276 and $71,564, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At September 30, 2015 and 2014, the Company had receivables outstanding from RadQual in the amount of $235,759 and $391,621, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the nine months ended September 30, 2015 and 2014, the Company had revenue from RadQual in the amount of $1,401,996 and $2,242,843, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

Summarized unaudited statement of operations for RadQual for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	For the three-months ended September 30,		For the nine-months ended September 30,
RadQual LLC	2015	2014	2015	2014
Revenue	$775,546	$986,925	$2,208,359	$3,075,504
Gross profit	232,891	242,275	642,643	690,997
Net income	$109,207	$113,733	$260,509	$282,523

(5)

Inventories

Inventories consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$91,555	$91,555
Work in progress	898,691	943,234
Finished goods	15,647	14,317
	$1,005,893	$1,049,106

Work in progress includes cobalt-60 which is located in the ATR and is at various stages of production.  Irradiation of cobalt targets resumed at the ATR after a new target design was approved for insertion into the reactor.  The new targets entered their first irradiation cycle in February 2015.  Targets of an older design that the Company holds at the reactor, continue to await further evaluation and may or may not undergo further irradiation. At September 30, 2015 and December 31, 2014, the carrying value of all cobalt targets was $709,908 and $691,501, respectively, which is based on accumulated costs allocated to the cobalt targets depending on the length of time the cobalt has been processed in the ATR.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the nine months ended September 30, 2015 and 2014, the Company issued 103,303 and 154,767 shares of common stock, respectively, to employees for proceeds of $3,041 and $6,983, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan.

Stock-Based Compensation Plans

In April 2015, the Board of Directors of the Company approved the International Isotopes Inc. 2015 Incentive Plan (the “Plan”), which was subsequently approved by the Company’s shareholders in July 2015. The Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The Plan amends and restates the Company’s Amended and Restated 2006 Equity Incentive Plan.

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

Option awards outstanding as of September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	27,950,000	$0.04
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2015	27,950,000	0.04	5.7	$402,500
Exercisable at September 30, 2015	19,408,333	$0.05	4.3	$134,167

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.07 per share on September 30, 2015, the last trading day of the quarter.

As of September 30, 2015, there was approximately $58,602 of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of one year.

Pursuant to an employment agreement with its CEO, the Company issued 280,000 fully vested shares of common stock in February 2015, under the Company’s 2006 Equity Incentive Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The employment agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Stock-based compensation expense recorded pursuant to this stock grant was $14,000, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 27, 2015, which was $0.05 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax liabilities.  The net shares issued on February 27, 2015, totaled 167,860.

Total stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $130,047 and $66,286, respectively.

Warrants

Warrants outstanding at September 30, 2015, and changes during the nine months ended September 30, 2015, were as follows:

Warrants	Shares
Outstanding at December 31, 2014	42,257,951
Issued	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2015	42,257,951

In July 2015, the Board of Directors determined that it was in the best interests of the Company to extend the expiration dates of all outstanding Class H and Class I Warrants to January 31, 2016.  Therefore, 1,913,892 Class H warrants, which previously carried an expiration date of August 24, 2015, and 12,924,887 Class I warrants, which previously carried an expiration date of October 24, 2015, were amended to extend the expiration date to January 31, 2016. The Company recorded approximately $884 of additional stock-based compensation expense with respect to this extension in the three months ended September 30, 2015.

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

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of cobalt is dependent upon the DOE, and its prime operating contractor, which controls the reactor and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  In October 2014, the Company signed a ten year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. Pursuant to the agreement, the Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price.  The contract term is October 1, 2014 through September 30, 2024, however, the contract may be extended beyond that date upon mutual agreement of the parties.  Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States.  If this were to occur, all payments made by the Company would be refunded.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has an NRC operating license and has amended this license numerous times to increase the amount of material permitted within the Company’s facility.  Additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company, but this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year. The financial assurance required by the NRC to support this license has been provided for with a letter of credit and a restricted certificate of deposit, in the amount of $450,630, held with Wells Fargo Bank.

(9)

Subsequent Events

The Company evaluated all subsequent events that occurred after the balance sheet date through November 13, 2015, the date its financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements.

(10)

Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2015	2014	2015	2014
Radiochemical Products	$428,378	$427,588	$1,283,537	$1,306,980
Cobalt Products	293,590	558,168	779,648	1,252,216
Nuclear Medicine Standards	650,971	924,143	2,299,744	2,536,732
Radiological Services	214,122	65,057	668,289	565,540
Fluorine Products	-	-	-	-
Transportation	22,000	11,000	94,700	81,925
Total Segments	1,609,061	1,985,956	5,125,918	5,743,393
Corporate revenue	-	-	-	-
Total Consolidated	$1,609,061	$1,985,956	$5,125,918	$5,743,393

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2015	2014	2015	2014
Radiochemical Products	$1,736	$1,687	$5,167	$5,487
Cobalt Products	10,487	19,562	31,460	59,431
Nuclear Medicine Standards	3,717	3,718	10,931	15,445
Radiological Services	6,471	9,227	18,825	22,281
Fluorine Products	27,721	27,347	82,890	81,838
Transportation	1,111	1,110	3,332	5,669
Total Segments	51,243	62,651	152,605	190,151
Corporate depreciation and amortization	1,662	4,624	4,273	14,016
Total Consolidated	$52,905	$67,275	$156,878	$204,167

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2015	2014	2015	2014
Radiochemical Products	$77,449	$88,510	$243,559	$269,112
Cobalt Products	108,165	269,913	373,847	501,175
Nuclear Medicine Standards	75,787	172,544	412,147	485,441
Radiological Services	129,838	16,387	314,971	191,478
Fluorine Products	(85,878)	(101,368)	(272,973)	(307,705)
Transportation	(2,831)	(11,402)	(6,613)	(18,480)
Total Segments	302,530	434,584	1,064,938	1,121,020
Corporate loss	(947,018)	(702,071)	(2,328,466)	(2,369,010)
Net Loss	$(644,488)	$(267,487)	$(1,263,528)	$(1,247,990)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2015	2014	2015	2014
Radiochemical Products	$608	$403	$2,027	$53,320
Cobalt Products	-	3,883	-	40,932
Nuclear Medicine Standards	7,340	-	7,827	527
Radiological Services	13,986	-	21,020	2,632
Fluorine Products	4,805	4,504	15,627	(1,047)
Transportation	-	-	-	-
Total Segments	26,739	8,790	46,501	96,364
Corporate purchases	-	-	10,716	11,287
Total Consolidated	$26,739	$8,790	$57,217	$107,651

	September 30,	December 31,
Segment Assets	2015	2014
Radiochemical Products	$237,250	$230,257
Cobalt Products	918,969	1,035,226
Nuclear Medicine Standards	425,038	564,034
Radiological Services	205,575	381,898
Fluorine Products	5,927,631	5,996,258
Transportation	2,753	8,434
Total Segments	7,717,215	8,216,107
Corporate assets	3,596,040	2,734,030
Total Consolidated	$11,313,255	$10,950,137

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding prospects of our business segments, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of the in-process cobalt targets, the business prospects and  growth projection for TI Services, LLC, growth and expected revenue of the radiochemical, radiological and transportation segments, and the status of our proposed uranium de-conversion facility and related licenses and development are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We will not publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the other factors set forth in reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our,” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We hold several patents for a fluorine extraction process that we expect to use in conjunction with a proposed depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, with which we have an exclusive manufacturing agreement for nuclear imaging products.  Our business consists of the following six major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with SPECT (Single Photon Emission Computed Tomography), patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Revenue from nuclear medicine products includes sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

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

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases that we expected to be produced using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in New Mexico.  Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.  Further activity within this segment will be deferred until market and industry conditions change and justify resuming design and construction of the facility.  In the meantime, the Company expects to continue to incur costs associated with the maintenance of licenses and other necessary project investment, and the Company expects to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services, including processing gemstones which have undergone irradiation for color enhancement, radiological engineering consultant services, and field services that include the performance of source removal and decommissioning activities under government or commercial contracts.

Transportation. Our Transportation segment was established in 2006 to provide transportation of our own products and field services and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation services for other companies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue for the three months ended September 30, 2015 was $1,609,061 compared to $1,985,956 for the same period in 2014, an overall decrease of $376,895, or approximately 19%.  The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Sale of Product	2015	2014	$ change	% change
Radiochemical Products	$428,378	$427,588	$790	0%
Cobalt Products	293,590	558,168	(264,578)	-47%
Nuclear Medicine Standards	650,971	924,143	(273,172)	-30%
Radiological Services	214,122	65,057	149,065	229%
Fluorine Products	-	-	-	0%
Transportation	22,000	11,000	11,000	100%
Total Segments	1,609,061	1,985,956	(376,895)	-19%
Corporate revenue	-	-	-	-
Total Consolidated	$1,609,061	$1,985,956	$(376,895)	-19%

Gross profit for the three months ended September 30, 2015 was $617,368, compared to $784,474 for the same period in 2014.  This represents a decrease of $167,106, or approximately 21%.  Cost of sales decreased to $991,693 for the three months ended September 30, 2015 from $1,201,482 for the same period in 2014.  This is a decrease of $209,789, or approximately 18%. This decrease in cost of sales was directly related to decreased sales and was also the result of continued efficient material purchases and monitoring labor costs.  Our gross profit percentage was down slightly to 38% for the three months ended September 30, 2015, from 40% for the same period in 2014, as a result of the decrease in sales.

The following table presents gross profit data for our six business segments for the three months ended September 30, 2015 and 2014:

	For the three- months ended Sept 30,	% of Total Sales	For the three- months ended Sept 30,	% of Total Sales
	2015	2015	2014	2014
Total Sales	$1,609,061		$1,985,956
Cost of Sales
Radiochemical Products	316,760	20%	314,742	16%
Cobalt Products	144,663	9%	236,290	12%
Nuclear Medicine Standards	462,630	29%	620,822	31%
Radiological Services	67,640	4%	29,628	1%
Fluorine Products	-	-	-	-
Transportation	-	-	-	-
Total Segments	991,693	62%	1,201,482	60%

Gross Profit	$617,368		$784,474
Gross Profit %	38%		40%

Operating expense increased to $1,164,605 for the three months ended September 30, 2015, from $922,121 for the same period in 2014. This increase of $242,484, or approximately 26%, is largely the result of increased research and development expense as a result of our continued pursuit of improved and expanded product lines. Salaries and contract labor costs increased by approximately 6% to $409,198 for the three months ended September 30, 2015, as compared to $384,720 for the same period in 2014. General administrative expense increased to $435,733 for the three months ending September 30, 2015, as compared to $381,599 for the same period in 2014. This is an increase of $54,134, or approximately 14%, and is largely due to increased professional expenses incurred.  Research and development expense increased by approximately 105%, to $319,674 for the three months ended September 30, 2015, from $155,802 for the same period in 2014. This $163,872 increase in research and development, or approximately 105%, is the result of expenditures on material, consulting and other costs directly related to the product development work taking place in several of our business segments.

The following table presents a comparison of total operating expense for the three months ended September 30, 2015 and 2014:

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Operating Costs and Expenses:	2015	2014	% change	$ change
Salaries and Contract Labor	$409,198	$384,720	6%	$24,478
General, Administrative and Consulting	435,733	381,599	14%	54,134
Research and Development	319,674	155,802	105%	163,872
Total operating expenses	$1,164,605	$922,121	26%	$242,484

Interest expense for the three months ended September 30, 2015 was $119,245, compared to $157,849 for the same period in 2014. The decrease of $38,604, or approximately 24%, is largely attributable to re-negotiating the maturity date of a note payable with an aggregate principal amount of $500,000.  The note was originally due June 30, 2014, and during June 2014, the maturity date was extended to December 31, 2017.  In connection with this note payable, we initially recorded approximately $380,000 of debt discount which was being accreted to interest expense over the initial six-month term of the loan.  Upon re-negotiation of the note payable, we recorded an additional $384,000 of debt discount which is being accreted over the new life of the note.  We recorded approximately $28,000 of interest accretion expense for both of the three-month periods ended September 30, 2014 and 2015.

Our net loss for the three months ended September 30, 2015 was $644,488, compared to a net loss of $267,487, for the same period in 2014.  This is an increase in net loss of $377,001, or approximately 141%, and is the result of the decreased sales and increased operating expense, particularly increased research and development expense, reported in the period-to-period comparison.

Radiochemical Products.  Revenue from the sale of all radiochemical products for the three months ended September 30, 2015 was $428,378, compared to $427,588 for the same period in 2014.  This represents an increase in revenue of $790, or less than 1%.  During the three months ended September 30, 2014, we reported $50,000 of consulting income in this segment, whereas we had no consulting income to report for the same period in 2015. We are continuing to work on further enhancements of existing products within this segment and anticipate the introduction of new radiochemical products and generic drug products in the coming years.  In September 2014, through mutual consent with RadQual, we assumed direct distribution of all iodine products.  We believe this will allow us to increase sales and margins in this segment in the future. We intend to continue selling our products directly to our radiochemical customers since we believe this will strengthen our customer relationships and further improve our market position for current and future products.

Gross profit for radiochemical products for the three months ended September 30, 2015 was $111,618, compared to $112,846, for the same period in 2014. Gross profit percentages were approximately 26% for both reporting periods. We purchase our iodine-131 under a contractual agreement with a supplier in South Africa. In past years, per the terms of the contract, price adjustments could occur annually in August.  However, in July 2015, we signed a pricing agreement with the supplier that secures a price for the iodine-131 through December 31, 2016.

Operating expense for this segment increased to $34,169 for the three months ended September 30, 2015, compared to $24,336 for the same period in 2014. This increase of $9,833 is due to increased spending on general production supplies and to a customer account receivable write-off of $5,359. The radiochemical products segment reported net income of $77,449 for the three months ended September 30, 2015, as compared to net income of $88,510 for the same period in 2014.  The decrease of $11,061, or approximately 13%, is largely the result of the increases in operating expenses noted above.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended September 30, 2015 was $293,590, compared to $558,168 for the same period in 2014. This represents a decrease of $264,578, or approximately 47%. Our cobalt sealed source manufacturing generates the majority of revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.  The DOE suspended continued irradiation of those targets in 2013 due to a leak of a cobalt target belonging to another commercial business.  This leak resulted in the curtailment of all other cobalt handling and production activities at the ATR pending certain corrective actions. Although irradiation of targets at the reactor was curtailed in 2013, in December 2013 we were able to obtain several cobalt targets from the ATR.  Although most of this material was sold during 2014, there were residual sales of this cobalt through the first half of 2015.  Until we are able to ship the cobalt material currently under irradiation at the ATR, we will rely on obtaining recycled material and material procured in small quantities from other sources to fulfill some of our customer demand.

In October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available for our customers by the middle of 2017 and every year thereafter through at least 2024.  The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR throughout the ten year period.

We continue to hold many in-progress old design cobalt targets at the ATR.  We believe these older targets have significant, but varying degrees of, market value depending on their specific activity. We are currently in discussions with the DOE regarding the future of these targets but a final decision is not likely to be made until the middle of 2016.

During 2015, we entered into cobalt-60 supply agreements with several customers.  Pursuant to these contracts, we will supply cobalt-60 to the customers and will provide on-going services with respect to the cobalt sales. The contract terms require quarterly progress payments from each customer.  Each contract agreement is for five years, unless earlier terminated or extended. The funding received under these contracts has been recorded as unearned revenue under long-term liabilities in our consolidated financial statements. We anticipate recognizing the revenue during 2017 when we expect to start shipping the cobalt material.

Gross profit for cobalt products for the three months ended September 30, 2015 was $148,927, compared to $321,878 for the same period in 2014. This is a decrease of $172,951, or approximately 54% and is attributable to the decrease in our cobalt sealed source sales. Operating expense in this segment decreased by $11,203, or approximately 22%, for the three months ended September 30, 2015, as compared to the same period in 2014, which was largely the result of decreased depreciation expense due to assets reaching full depreciation. Our net income for cobalt products was $108,165 for the three months ended September 30, 2015, as compared to net income of $269,913 for the same period in 2014.  The decrease in net income of $161,748, or approximately 60%, was due to the significant decrease in sales of our sealed source products.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended September 30, 2015 was $650,971, compared to $924,143 for the same period in 2014. This represents a decrease in revenue of $273,172, or approximately 30%. As discussed above, revenue from nuclear medicine products includes sales from TI Services to distribute products and services for nuclear medicine, nuclear cardiology and PET imaging.  Revenue from this segment also includes sales of nuclear medicine standards products to RadQual, which RadQual then distributes to its customers.

The following table presents sales for the nuclear medicine standards segment for the three months ended September 30, 2015 and 2014:

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Nuclear Medicine Standards	2015	2014	% change
Sales
Sales to RadQual	$400,095	$523,926	-24%
TI Services LLC	250,876	400,217	-37%
	$650,971	$924,143	-30%

Sales to RadQual decreased from $523,926 for the three month period ended September 30, 2014, to $400,095 for the three months ended September 30, 2015.  This is a decrease of $123,831, or approximately 24%. This significant decrease in sales to RadQual was due primarily to an extended maintenance period conducted in the nuclear medicine manufacturing areas during September 2015.  This outage of manufacturing processes was necessary to conduct periodic maintenance of equipment and to increase production capacity in this segment.  Manufacturing operations resumed on schedule during the first week of October 2015 with a significant increase in production capacity.  We reported TI Services sales for the three months ended September 30, 2015 of $250,876, as compared to $400,217 for the same period in 2014, a decrease of $149,341, or approximately 37%. The decrease in TI Services sales is also directly related to the manufacturing maintenance outage conducted during this period. In addition, TI Services continues to experience decreased paper and ink sales as customers switch to more state of the art methods of recording information.  Once manufacturing resumes, we expect that TI Services’ marketing efforts for other in-demand products, such as the lightweight flood source, will result in increased source sales in this business segment. The lightweight flood source was developed as a result of our collaborative product development efforts with RadQual, and in April 2014, RadQual launched sales of this new lightweight flood source which is currently being marketed through TI Services and other distributors. This lighter and thinner product continues to be in strong demand by customers and we anticipate strong sales of this product to resume once the periodic maintenance is complete.

Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2015 was $188,341, compared to $303,322 for the same period in 2014, a decrease in gross profit of $114,981, or approximately 38%. This decrease is primarily the result of decreased sales in this segment in the period-to-period comparison. Operating expense for this segment for the three months ended September 30, 2015 decreased to $112,554, from $130,778 for the same period in 2014. This decrease of $18,224, or approximately 14%, is attributable to the amount of non-controlling party income and expense recorded as part of consolidated reporting of TI Services, as well as slight decreases in general operating expense for the three months ended September 30, 2015, as compared to the same period in 2014.  Net income for this segment for the three months ended September 30, 2015 was $75,787, compared to $172,544 for the same period in 2014, and is the result of decreased sales in this segment.

Radiological Services. Revenue from radiological services for the three months ended September 30, 2015 was $214,122, compared to $65,057 for the same period in 2014, an increase of $149,065 or approximately 229%.  Gemstone processing services revenue increased from $52,318 in the three months ended September 30, 2014 to $138,361 in the three months ended September 31, 2015. The increase in gemstone processing revenue is due to increased volumes of topaz and other gemstones shipped to us for processing as a result of the increased demand for gemstones used in the production of jewelry and other similar items. Radiological field services revenue was $75,761 for the three months ended September 30, 2015, and was $12,739, for the same period in 2014. This is an increase in radiological field service revenue of $63,022, or approximately 495%.  The majority of radiological field services revenue is generated by the performance of field service activities under the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units. Revenue generated from field services work has historically fluctuated from period-to-period, and we expect to continue to report period-to-period fluctuations in the future.  However, based upon the current and anticipated contract commitments for this type of work, we expect that field services will continue to be the major source of revenue within this segment through the end of 2015.

During 2013, we designed and built a mobile hot cell unit to permit us to expand our field service work.  We also received an additional amendment to our NRC license that allows us to use this hot cell to perform source removal services on a wide variety of models. The mobile hot cell and license amendment have been used to support continued expansion of our field service activities.  Additionally, in December 2013, we entered into a support services agreement with a customer to perform field service work related to source design and installation. There was some design work performed under this agreement during 2014 and we expect the source installation work to begin during the latter part of 2015 or early 2016.

The following table presents radiological services revenue for the three months ended September 30, 2015 and 2014:

	For the three- months ended Sept 30,	For the three- months ended Sept 30,
Radiological Services	2015	2014	% change
Gemstone Processing	$138,361	$52,318	164%
Radiological Field Services	75,761	12,739	495%
	$214,122	$65,057	229%

Gross profit for this segment for the three months ended September 30, 2015 was $146,482, compared to $35,429 for the same period in 2014. The increase of $111,053, or approximately 313%, is due to the overall increase in revenue in this segment. Operating expense for the three months ended September 30, 2015 was $20,806, as compared to $23,207 for the same period in 2014.  This decrease of $2,401, or approximately 10%, was mainly due to decreased depreciation expense recorded as assets became fully depreciated.  Other income, for work performed under a short-term contract, for the three-month period ending September 30, 2015, was $4,161, and was $4,165 for the same period in 2014. Net income for the three months ended September 30, 2015 was $129,838, as compared to $16,387 for the same period in 2014.  This is an increase of $113,451, or approximately 692% and is due to the increased sales in both the gemstone processing and the radiological field services performed during the three month period ended September 30, 2015 as compared to the same period in 2014.

Fluorine Products.  In 2008, we began a major undertaking for the design and construction of the first large scale uranium de-conversion and fluorine extractions facility in the United States.   We developed our fluorine products in conjunction with uranium de-conversion, in order to take advantage of the anticipated need for depleted uranium de-conversion services. Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.  Further activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility. In the meantime, we expect to continue to incur some minimal costs associated with the maintenance of licenses and other necessary project activities, and plan to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

There was no revenue to report from the fluorine products segment for the three months ended September 30, 2015, or for the same period in 2014. During the three months ended September 30, 2015, we incurred $85,878 of expense to maintain licenses and other necessary project activities related to the proposed de-conversion facility, as compared to $101,368 for the same three-month period in 2014.

In July 2015, we executed an amendment to a Project Participation Agreement (PPA) we have with the Lea County, New Mexico Board of Commissioners. The PPA granted us direct and indirect assistance for locating a proposed de-conversion facility in Hobbs, New Mexico.  The principal component of assistance was the conveyance of approximately 640 acres for construction and operation of the proposed facility.  The conveyance of the land was contingent upon our commencement of construction on Phase 1 of the facility by December 31, 2014 and hiring seventy-five employees by December 31, 2015.  Under the amendment to the PPA, Lea County agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

Transportation. Revenue from transportation services for the three months ended September 30, 2015 was $22,000, compared to $11,000 for the same period in 2014. This is an increase of $11,000, or approximately 100%.  Revenue in this business segment is directly affected by the activity of our cobalt products and radiological services business segments since we primarily use our transportation services to support the transport of cobalt products and offer transportation in conjunction with field services work. Gross profit was $22,000 for the three months ended September 30, 2015, compared to $11,000 for the same period in 2014, and operating expense was $24,831 for the three months ended September 30, 2015, compared to $22,403 for the same period in 2014.  Net loss reported for this segment was $2,831 for the three months ended September 30, 2015, and net loss was $11,402 for the same period in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue for the nine-month period ended September 30, 2015 was $5,125,918, as compared to $5,743,393 for the same period in 2014.  This is a decrease of $617,475, or approximately 11%, and is primarily due to decreases in revenue in our Radiochemical Products, Cobalt Products and Nuclear Medicine Standards segments, partially offset by increases in revenue in our Radiological Services and Transportation segments.  The performance of all of our business segments is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2015 and September 30, 2014:

	For the nine- months ended Sept 30,	For the nine- months ended Sept 30,
Sale of Product	2015	2014	$ change	% change
Radiochemical Products	$1,283,537	$1,306,980	$(23,443)	-2%
Cobalt Products	779,648	1,252,216	(472,568)	-38%
Nuclear Medicine Standards	2,299,744	2,536,732	(236,988)	-9%
Radiological Services	668,289	565,540	102,749	18%
Fluorine Products	-	-	-	-
Transportation	94,700	81,925	12,775	16%
Total Segments	5,125,918	5,743,393	(617,475)	-11%
Corporate revenue	-	-	-	-
Total Consolidated	$5,125,918	$5,743,393	$(617,475)	-11%

Gross profit for the nine-month period ended September 30, 2015 was $2,055,119, compared to $2,268,788, for the same period in 2014. This represents a decrease of $213,669, or approximately 9%. Operating expenses were $3,033,012 for the nine-month period ended September 30, 2015, compared to $2,823,946 for the same period in 2014.  This represents an increase of $209,066, or approximately 7%. Salaries and contract labor expense increased by $93,006, or approximately 8%, which is largely the result increased stock-based compensation for the nine-month period ended September 30, 2015 as compared to the same period in 2014, as well as standard salary and wage increases to employees. General administrative expense decreased to $1,238,457 for the nine months ended September 30, 2015 from $1,309,216 for the same period in 2014.  This is a decrease of $70,759, or approximately 5% and is the result of management’s efforts to reduce discretionary and overhead expense, as well as a reduction in the amount of lease obligation expense recorded for the nine-month period ended September 30, 2015. The reduction in lease obligation expense is the result of a periodic review of our decommissioning funding plan, which took place in the latter half of 2014. At that time we adjusted the previously accrued liability and expense and since then, have not accrued any additional expense.  Our research and development expense increased by $186,819, or approximately 51%, to $555,105 for the nine-month period ended September 30, 2015, from $368,286 for the same period in 2014.  The increase is due to development work in all of our segments, but in particular in our radiochemical products segment.

The following table presents gross profit data for our six business segments for the nine months ended September 30, 2015 and 2014:

	For the nine- months ended Sept 30,	% of Total Sales	For the nine- months ended Sept 30,	% of Total Sales
	2015	2015	2014	2014
Total Sales	$5,125,918		$5,743,393
Cost of Sales
Radiochemical Products	948,884	19%	947,832	17%
Cobalt Products	258,445	5%	542,760	9%
Nuclear Medicine Standards	1,543,707	30%	1,674,020	29%
Radiological Services	312,362	6%	301,338	5%
Fluorine Products	-	-	-	-
Transportation	7,401	-	8,655	-
Total Segments	3,070,799	60%	3,474,605	60%

Gross Profit	$2,055,119		$2,268,788

Interest expense for the nine months ended September 30, 2015 was $378,831, compared to $778,263 for the same period in 2014. This is a decrease of $399,432, or approximately 51%, and is largely attributable to re-negotiating the maturity date of a note payable with an aggregate principal amount of $500,000.  The note was originally due June 30, 2014, and during June 2014, the maturity date was extended to December 31, 2017. In connection with this note, we recorded approximately $84,000 of non-cash interest expense related to debt discount for the nine months ended September 30, 2015, and approximately $393,000 of non-cash interest expense for the same period in 2014.  Our net loss for the nine-month period ended September 30, 2015, was $1,263,528 as compared to $1,247,990 for the same period in 2014.  This is an increase in loss of $15,538 or approximately 1%.

Radiochemical Products.  Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2015 was $1,283,537, compared to $1,306,980 for the same period in 2014.  During the nine months ended September 30, 2014, we reported $100,000 of consulting income in this segment, whereas we had no consulting income to report for the same period in 2015.  Although our revenue is down in the period-to-period comparison due to the consulting income reported in 2014, our sales of radiochemical products remain strong and with continued excellent customer service and current product developments we are pursuing in this segment, we expect this to continue throughout the remainder of 2015. Additionally, in September 2014, through mutual consent with RadQual, we assumed direct distribution of all iodine products which we believe will allow us to increase sales and margins in this segment in the future.

Gross profit percentages on our radiochemical products for the nine months ended September 30, 2015 and 2014 were approximately 26% and 27%, respectively. Operating expense for this segment for the nine-month period ended September 30, 2015 was $91,094, compared to $90,036 for the same period in 2014. This is a slight increase of $1,058, or approximately 1%, and is primarily due to the write-off of a customer account receivable in the amount of $5,359. Net income for this segment decreased for the nine-month period ended September 30, 2015, to $243,559, from $269,112 for the same period in 2014.  This decrease of $25,553, or approximately 10%, is due to the consulting revenue reported during the nine-month period ended September 30, 2014, whereas we had no consulting revenue in this segment for the same period in 2015.

Cobalt Products.  Revenue from the sale of cobalt products for the nine-month period ended September 30, 2015 was $779,648, compared to $1,252,216 for the same period in 2014. This is a decrease of $472,568 or approximately 38% and is the result of decreased sealed source sales. During the nine-month period ended September 30, 2015, our sealed source sales were $692,698, and during the same period in 2014 our sealed source sales were $1,200,861.  This is a decrease of $508,163, or approximately 42%. Our sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s ATR.

We have not been able to obtain cobalt material from the ATR since the end of 2013 and the majority of that material was sold during 2014, with some residual sales occurring during the first half of 2015.  We currently have cobalt material undergoing irradiation at the ATR and anticipate that we will have this material available for shipment and source fabrication in 2017.  Until that time we will rely on obtaining recycled material and cobalt procured from other sources to meet some of our customer needs. Cobalt recycling involves the recovery of older cobalt sources which have decayed down to a relatively low level of radioactivity and extracting the remaining cobalt material from them for use in building cobalt sources which do not require high specific activity material.

As previously discussed, in October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets and we anticipate having high specific activity cobalt available to our customers by the middle of 2017 and every year thereafter through at least 2024.  Until that time, we will continue to work with alternate cobalt suppliers to obtain the cobalt material needed to meet future short term customer needs.  We also hold many in-progress targets of an old design at the ATR.  We are currently in discussions with the DOE regarding these targets and will likely come to a determination as to their use and value by the middle of 2016.

During 2015, we entered into cobalt-60 supply agreements with several customers.  Under the terms of these contracts we will supply cobalt-60 to each customer and in some instances will also provide on-going services with respect to the cobalt sales and source fabrication. The five-year contracts required an initial commitment fee plus quarterly progress payments from each customer. The amounts received under these contracts have been recorded as unearned revenue under long-term liabilities in our consolidated financial statements.

Gross profit for cobalt products for the nine-month period ended September 30, 2015 was $521,202, as compared to $709,456 for the same period in 2014. Our cost of goods sold decreased significantly to $258,445 for the nine months ended September 30, 2015, from $542,760 for the same period in 2014.  This decrease is the result of recording accumulated target irradiation costs during the nine-month period ended September 30, 2014, when we sold the majority of material that was brought into our facility from the ATR at the end of 2013.  For this same period in 2015, our access to cobalt material was limited and our source sales were down significantly.  Operating expense in this segment decreased by $60,925, to $147,356 for the nine-month period ended September 30, 2015, from $208,281 for the same period in 2014. This is a decrease of approximately 29% and is largely due to a decrease in contractor costs related to cobalt production and irradiation.  Net income for the nine months ended September 30, 2015 was $373,847, compared to $501,175 for the same period in 2014. This decrease of $127,328, or approximately 25%, is attributable to the significant reduction in sealed source sales.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the nine-month period ended September 30, 2015 was $2,299,744 compared to $2,536,732 for the same period in 2014.  This represents a decrease in revenue of $236,988, or approximately 9%.

The table below presents nuclear medicine standards revenue for the nine month periods ended September 30, 2015 and 2014:

	For the nine- months ended Sept 30	For the nine- months ended Sept 30
Nuclear Medicine Standards	2015	2014	% change
Sales
Sales to RadQual	$1,422,881	$1,464,217	-3%
TI Services LLC	876,863	1,072,515	-18%
	$2,299,744	$2,536,732	-9%

Our sales to RadQual for the nine months ended September 30, 2015, decreased by $41,336 or approximately 3%.  This decrease is the result of reduced flood source sales to RadQual due to an extended maintenance period conducted in the nuclear medicine manufacturing areas during the month of September.  This maintenance outage of manufacturing processes was necessary to conduct periodic maintenance of equipment and to increase production capacity. Manufacturing operations resumed on schedule during the first week of October with a significant increase in production capacity.  In April 2014, in collaboration with RadQual, we introduced a new lightweight imaging source, the Rad-Lite, which has been very well received by customers and, since its introduction on the market, has generated strong sales in this segment. After completing the maintenance outage of our manufacturing areas, and increasing production capacity, we anticipate flood source sales to return to previous levels.  TI Services sales dropped by $195,652, or approximately 18%, from $1,072,515 for the nine month period ended September 30, 2014, to $876,863 for the same period in 2015.  The decrease in TI Services sales is directly related to the maintenance outage in our nuclear medicine production area since the outage also directly impacted products which TI Services markets for RadQual. In addition, TI Services continues to experience decreased paper and ink sales as customers switch to more state of the art methods of recording information.

Gross profit for the nine-month period ended September 30, 2015 was $756,038, as compared to $862,711 for the same period in 2014, a decrease of $106,673, or approximately 12%.  Operating expense for this segment for the nine-month period ended September 30, 2015 decreased to $343,891, from $377,270 for the same period in 2014.  This is a decrease of $33,379 or approximately 9%. This decrease is the result of cost control measures implemented with TI Services which have significantly reduced operating expense for the nine-month period ended September 30, 2015, as compared to the same period in 2014. Net income for this segment decreased by $73,294 or approximately 15%, to $412,147 for the nine month period ended September 30, 2015, from $485,441 for the same period in 2014. This decrease is largely the result of the significant decrease in TI Services sales for the nine-month period ended September 30, 2015.

Radiological Services.  The radiological services segment reported revenue of $668,289 for the nine-month period ended September 30, 2015, compared to $565,540 for the same period in 2014. This is an increase of $102,749, or approximately 18%.  Revenue from field service work performed in connection with the DOE’s OSRP accounted for the majority of revenue in this segment with miscellaneous field service work making up the remainder of radiological services revenue.  Field service work has historically fluctuated from period-to-period and as a result we expect revenue comparisons to vary from period-to-period.  Sales reported for the irradiation of gemstones increased to $249,744 for the nine months ended September 30, 2015, from $167,750 for the same period in 2014.  This is an increase of $81,994, or approximately 49%, and is the result of an increased demand for gemstones used in the production of jewelry and other similar items. In addition, during the nine-month period ended September 30, 2014, we reported a sale of nickel-62 in the amount of $82,292.  The nickel was held in our raw material inventory valued at actual cost of $146,534 and was sold at a loss of $64,242 which was reported in 2014 gross profit. There was no similar sale during the same period in 2015.

The following table presents radiological services revenue for the nine month periods ended September 30, 2015 and 2014:

	For the nine- months ended Sept 30,	For the nine- months ended Sept 30,
Radiological Services	2015	2014	% change
Gemstone Processing	$249,744	$167,750	49%
Radiological Field Services	418,545	397,790	5%
	$668,289	$565,540	18%

Gross profit was $355,927 for this segment for the nine months ended September 30, 2015, and $264,202 for the same period in 2014. This is an increase in gross profit of $91,725, or approximately 35%, and is the result of increased sales in this segment as well as the loss reported on the sale of nickel-63 that was reported for the same period in 2014. Operating costs were $58,948 and $87,970 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in operating expense of $29,022, or approximately 33%, is largely due to decreased general costs incurred during 2014 to build-up and support expanded field service work. Other income, for work performed under a short-term contract, for the nine months ended September 30, 2015, was $17,991, as compared to $15,246, for the same period in 2014.  Net income for the nine-month period ended September 30, 2015, was $314,971, as compared to $191,478 for the same period in 2014.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2015 or for the same period in 2014.  We have developed our fluorine products in conjunction with the proposed uranium de-conversion facility in order to take advantage of the anticipated need for depleted uranium de-conversion services. However, in 2013, we made the decision to place continued formal design work on the de-conversion facility on hold and only continue to pay for essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico. Further activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility. We do not anticipate any revenue from the sale of fluoride products in 2015 and have no certain date for resumption of engineering design and construction of this facility.

In July 2015, we executed an amendment to a Project Participation Agreement (PPA) we have with the Lea County, New Mexico, Board of Commissioners. The PPA granted us direct and indirect assistance for locating a proposed depleted UF6 de-conversion facility in Hobbs, New Mexico.  The principal component of assistance was the conveyance of approximately 640 acres for construction and operation of the proposed facility.  The conveyance of the land was contingent upon our commencement of construction on Phase 1 of the facility by December 31, 2014 and hiring seventy-five employees by December 31, 2015.  Under the amendment to the PPA, the Lea County, New Mexico Board of Commissioners agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

During the nine months ended September 30, 2015, we incurred expenses of $272,973 for licensing, and other essential expenses, as compared to $307,705 for the same period in 2014. We expect to continue to incur similar maintenance cost through the remainder of 2015, and until such time as we are able to resume design and construction of the facility.

Transportation.  Revenue from transportation services for the nine months ended September 30, 2015 was $94,700, compared to $81,925 for the same period in 2014.  Revenue in this business segment is directly affected by the activity in both our cobalt products segment and our radiological services segment. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $87,299 for the nine months ended September 30, 2015, compared to $73,270 for the same period in 2014. Operating expense was $93,912 for the nine months ended September 30, 2015, compared to $91,751 for the same period in 2014. Net loss for this segment was $6,613, and net loss was $18,480 for the nine months ended September 30, 2015, and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2015, we had cash and cash equivalents of $870,654 as compared to $558,541 at December 31, 2014.  This is an increase of $312,113, or approximately 56%.  For the nine months ended September 30, 2015, net cash provided by operating activities was $725,118, and for the nine months ended September 30, 2014, net cash provided by operating activities was $451,840. The increase in cash provided by operating activities is primarily the result of cash payments received on cobalt supply agreements and recorded as unearned revenue as discussed above. The decrease in accounts receivable reflects normal fluctuations in segment sales and receipts from customers. Historically, we have not written off any accounts receivable, however, in July 2015, we wrote off a customer account in the amount of approximately $5,400 that was determined to be un-collectible.

Inventories at September 30, 2015 totaled $1,005,893, and inventories at December 31, 2014 totaled $1,049,106.  We have a significant investment in inventory which is due to the time required to produce some cobalt products and the operating cycle for those products is considered to be approximately two to three years. Irradiation costs paid to the DOE’s prime contractor account for approximately 79% of total work in process inventory cost for the nine months ended September 30, 2015, and approximately 78% of total inventory cost for the same period in 2014. At this time, we have cobalt material stored at the ATR facility that may undergo further irradiation, or may be sold at its current activity levels. We are currently in discussions with the DOE regarding future options for these targets.  We believe the targets have significant but varying degrees of market value depending on whether or not further irradiation will or will not occur. We anticipate that the decision regarding the future of these targets is likely to be made by the middle of 2016.  If the DOE’s contractor is not able to perform this work, we may, at a future date determine that a write-down of the cobalt target inventory may be necessary.  However, at this time, we are working with the DOE to evaluate various options for sale or resumption of irradiation of this material.

Cash used in investing activities was $259,996 for the nine months ended September 30, 2015, and for the same period in 2014, cash used in investing activities was $35,464. This increase in cash used in investing activities is due to an additional $225,315 placed into a restricted certificate of deposit that supports our decommissioning funding program required by the NRC.  The amount of cash received as dividend distributions from our investment in RadQual also decreased by $48,606, for the nine months ended September 30, 2015 as compared to the same period in 2014.  During the nine-month period ended September 30, 2015, we reported $57,217 of asset purchases and $107,651 of asset purchases for the same period in 2014.

Financing activities used cash of $153,009 during the nine months ended September 30, 2015 and used cash of $147,515 for the same period in 2014. During the nine months ended September 30, 2015, we received cash proceeds under our employee stock purchase plan of $3,041 from the issuance of stock as compared to $6,983 for the same period in 2014. Principal payments on notes payable for the nine months ended September 30, 2015, were $156,050 as compared to $154,498 for the same period in 2014.

We have a long term investment of $1,407,925, which represents a 24.5% ownership interest in RadQual. The value of this asset is based upon the purchase price and the continued business performance of RadQual. We purchased this ownership interest with the intent of eventually acquiring the remaining ownership interest of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.

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

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8% per annum payable semi-annually, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty five percent (25%) of the shares issuable upon conversion of the debentures.  The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. At September 30, 2015, the outstanding balance of these debentures, net of debt discount, was $2,927,062.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured. At September 30, 2015, the outstanding balance of this note was $98,148.

Related Party Note Payable

In December 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the “Lenders”), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum, which will accrue and be paid upon maturity of the loan, and was originally due June 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note in June 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable.

Warrants

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

At September 30, 2015, there were 42,257,951 outstanding warrants to purchase our common stock.  Included in these warrants are 1,913,892 Class H Warrants issued August 2011, with an exercise price of $0.22 per share and an extended expiration date of January 31, 2016; 12,924,887 Class I Warrants issued in October 2010, with an exercise price of $0.40 per share and an extended expiration date of January 31, 2016; 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of September 30, 2015, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.