Form 10-K
period 2015-12-31
INTERNATIONAL ISOTOPES INC
filed 2016-03-24
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 30, 2015, the last business day of our second fiscal quarter, was approximately $15.3 million.   For purposes of this calculation, all directors and executive officers of the registrant and holders of 5% or more of the registrant’s common stock are assumed to be affiliates.  This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 14, 2016, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 402,421,525 shares.

Documents Incorporated by Reference

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

ii

INTERNATIONAL ISOTOPES INC.

FORM 10-K

iii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. Words such as: “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding:  The expected growth in various business segment revenues, our expansion into new markets, the ability of our products to compete with several larger companies and products, the results of market studies used to support our business model, our anticipated improvement in economic conditions, our ability to continue cobalt-60 production and manage costs, the commercial opportunity of the proposed depleted uranium and fluorine extraction processing facility, and the sufficiency of our available cash and revenues from operations to meet our operating needs; are forward- looking.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” in this Annual Report. That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the other reports that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

During 2015 we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals.  During 2015, we:

•

Continued research into the expansion of radiochemical products through joint development agreements and continued work towards the submittal of a new generic drug product application to the U.S. Food and Drug Administration (“FDA”);

•

Obtained trademark registration of I3odine/MAXTM, our sodium iodide radiochemical product (I-131) as an oral solution or capsules for use in the treatment and diagnosis of various thyroid diseases, thyroid cancer, and hyperthyroidism, and for the use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers;

•

Entered into several supply agreements with customers for the purchase of cobalt-60 which in some cases includes on-going services such as source manufacturing and source installation into therapy devices;

•

Continued to identify alternate sources of cobalt-60 for customers to stem the shortages in supply that have occurred in the past, and that will continue to occur until the first full cobalt irradiation services are complete in late 2017;

•

Were awarded several radiological services jobs through the DOE’s Orphan Source Recovery Program (“OSRP”) in which we were able to use our mobile hot cell; and

•

Continued to support the essential tasks related to our de-conversion project and continued to pursue opportunities to obtain additional contracts for depleted uranium de-conversion services.

In 2016, we plan to continue efforts to further expand and improve upon our operations in our core business segments. We intend to continue to invest in these segments and work to pursue product development, reduce production costs and expand sales in each of them.  The following paragraphs provide a brief description of each of our business segments.  Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 14 in the Notes to our Consolidated Financial Statements which begin on page F-6.

Nuclear Medicine Standards

This segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.  These products are manufactured through an exclusive manufacturing agreement with RadQual,LLC (“RadQual”) of which we own a 24.5% interest. The manufacturing agreement provides that we will manufacture sources exclusively for RadQual and will not manufacture products that would directly compete with RadQual sources. The agreement also states that RadQual will only procure sources manufactured by us for distribution to RadQual customers. Should this agreement with RadQual terminate, we would be precluded from competing with RadQual in the nuclear medicine market for a period of two years. For this reason, we have worked to expand revenues from other segments to decrease our risk of dependency on RadQual. The initial term of the agreement with RadQual expired on December 31, 2008, but the agreement automatically renews each January 1st thereafter unless otherwise terminated by either party with 60 days’ written notice, and continues in effect currently.

There are over 5,000 nuclear medicine centers in the United States (“U.S.”) that require nuclear medicine products on a regular repeat basis.  We have been manufacturing these products for RadQual since 2001. The majority of nuclear medicine product sales are to U.S. customers; however, in recent years we have seen an increase in foreign sales. All of these products contain radioactive isotopes that decay at a predictable rate. Therefore, customers are required to periodically replace most of these products when they reach the end of their useful lives. The useful life of these products varies depending on the isotope used in manufacture, but in most cases averages 18 months to two years. The isotopes used in manufacturing these nuclear medicine products are available from various sources world-wide and we are not dependent on a single supplier.  In addition to the products themselves, we have developed a complete line of specialty packaging for the safe transportation and handling of these products.

RadQual has numerous distributors for direct sales of its products. Formerly, the largest distributor was Technology Imaging Services Inc. (“TIS”). In December 2010, we formed a 50/50 joint venture with RadQual to acquire the assets of TIS, and those assets were used to create TI Services, LLC (“TI Services”).  We believed that this joint venture would provide growth opportunities in existing and future RadQual product lines both domestically and internationally by using TI Services as a marketer for RadQual products.

Cobalt Products

Our cobalt products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy or various industrial applications, and recycling of expended cobalt sources.

Although historically bulk cobalt sales have accounted for a significant amount of the total revenue from this business segment, as further described below, during the past several years we have not had any bulk sales because of limited access to the irradiation positions in the U.S. Department of Energy’s (“DOE”) Advanced Test Reactor (“ATR”) located in Idaho.  However, through continued discussions, in October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt material which should increase our supply of cobalt material from the ATR beginning in late 2017.  Cobalt material requires approximately two to three years of irradiation at the ATR in order to achieve the desired level of activity.

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

Historically, most of our cobalt production has been dependent upon the DOE and its prime operating contractor, which controls the ATR operations and, therefore, controls the continued production of cobalt in the government-funded ATR.  In June 2012, a leak of a cobalt target at the ATR belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR pending completion of several corrective actions.  During 2013, we worked with the prime operating contractor to resolve some of the issues related to the corrective actions, and in October 2013, we were able to resume shipments of some cobalt material to our production facility in Idaho Falls, Idaho.  During 2014, we continued to work with the contractor to complete a new cobalt target design that could be used in the ATR and to negotiate a new cobalt production agreement with the DOE.  In October 2014, we entered into a ten year agreement for cobalt production with the DOE and in early 2015, the DOE resumed cobalt irradiation in the ATR.  Subsequent to completing the agreement with the DOE, we began putting commercial sales agreements in place with our customers.  In accordance with those agreements we began receiving pre-payments from customers on future cobalt shipments which we have recorded as unearned revenue.  We expect to recognize significant sales of our cobalt-60 material beginning in late 2017, however, for the next year our access to supplies of high activity material will be limited.  In the meantime, we will rely on obtaining recycled material and material procured in small quantities from other sources to fulfill some of our customer demand.

We are continuing to work with the DOE on the possibility of resuming production and sale of an older version of cobalt targets that we own and have stored at the ATR. However, at this point, it appears that the cost to further irradiate these targets may not be cost beneficial and we may have the targets shipped to our facility at their current levels of activity and use them for lower activity source production.  We are working with the DOE to obtain some additional cost information for loading and shipping these older targets before making a final determination on the disposition of this material.

Radiochemical Products

This segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer and market demands.   Sodium Iodide (Iodine-131) radiochemical products account for the largest portion of sales within this segment.  Our Iodine-131 is supplied to us through an agreement with NTP Radioisotopes (Pty) Ltd. (“NTP”) in South Africa and is imported as a radiochemical intended for medical applications.  Although there are other manufacturers of Iodine-131, in August 2013, we renewed our agreement with NTP for the supply of Iodine-131 that allows us to purchase iodine at a mutually agreeable pre-determined price through July 2018.  Either party may terminate the agreement by giving three months’ notice prior to the expiration of the term.

Generally, Iodine-131 is used in the treatment and diagnosis of various diseases of the thyroid gland such as Graves’ disease, thyroid cancer and hyperthyroidism.  There are also several investigational and clinical trials underway to explore the use of Iodine-131 for such applications as the treatment of breast, lung, prostate, and ovarian cancers.  Other less significant sales of radiochemical in this segment consist of sales of isotopes such as Cobalt-57 (Co-57), Cesium-137 (Cs-137), Sodium-22 (Na-22), and Barium-133 (Ba-133).

Fluorine Products

We established the fluorine products business segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (“FEP”) that we intended to use in conjunction with the operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico.  The FEP is a process that produces ultra-high-purity fluoride gas products through a solid-to-solid reaction between depleted uranium tetrafluoride (“DUF4”) and various solid metal oxides such as silicon. High-purity fluoride gases are in high demand for processes such as ion-implantation and chemical vapor deposition and also for the manufacture of organic complexes used in a host of industrial applications and manufacturing processes.  The FEP products have very high purity, which makes them ideally suited to these specialty applications.

We acquired seven patents for the FEP in January 2004 and built a pilot production facility in Idaho that began operation in 2006.  In 2010, we were granted an additional process patent on FEP based upon information gained through the operation of the pilot facility.  Our pilot facility was not used for commercial gas production but instead focused upon production of high-purity products and examined methods of scaling up the size of the production operations in support of the proposed de-conversion facility in New Mexico.  By the end of 2012, we had completed our testing of individual components and analytical processes and in April 2013, we shut down the pilot facility and terminated our lease on that property.

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

Radiological Services

This segment includes a wide variety of miscellaneous services such as processing gemstones, decommissioning disused irradiation units, and performing sealed source exchanges in irradiation and therapy units.  In May 2004, we entered into an exclusive contract with Quali-Tech, Inc., for gemstone processing and, historically, this contract has accounted for the majority of sales in this segment. In May 2012, we modified and renewed the contract, which remains in effect until either party gives a minimum of six months’ notice to the other that it does not intend to continue the contract.  The contract provides that we will act as the exclusive processor of gemstones for Quali-Tech, Inc., for the term of the contract and two years beyond.

We are licensed through the Nuclear Regulatory commission (“NRC”) to perform certain field service activities in connection with the DOE’s Orphan Source Recovery Program (“OSRP”).  These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in this field service work and during 2015 and 2014 used the unit to perform numerous OSRP field service jobs.  This type of field service work is expected to generate the majority of revenue within this business segment in the coming years.

Transportation

This segment was established in 2006 through our subsidiary, International Isotopes Transportation Services (“IITS”), to provide transportation of our products (such as cobalt sources) and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. A major factor in our decision to establish this subsidiary and business segment was the high cost of third-party transportation services and high volume of regulations involving the security and tracking of shipments of cobalt.  IITS provides us with considerable savings for the transportation of our own products and produces a small revenue stream through the transportation of products for other companies. We expect to expand transportation services to support our expanding field services work and to support delivery of other products in other business segments.

Uranium De-conversion Facility

In 2004, we began a major undertaking to construct the first commercial uranium de-conversion facility in the U.S.  At that time, it was our belief that such an undertaking would provide an excellent commercial opportunity to us in the future.

In October 2012, we received the NRC construction and operating license for the planned de-conversion facility.  This is a forty (40) year operating license and is the first commercial license of this type issued in the U.S.  There are no other companies with a similar license application under review by the NRC and the license does not require us

to begin construction of the project by any specific date.   Therefore, the NRC license represents a significant competitive barrier and we believe that it provides us with a very valuable asset now and in the future when we are ready to resume formal design and engineering work on the plant.

In 2013, we placed this project on hold due to changing market conditions and the need for additional funding; however, we still consider this project to be an excellent future commercial opportunity.  The changes to market conditions were the result of changes in the outlook for growth in the nuclear industry.  When we began pursuing this project, there were several companies planning for construction of new commercial uranium enrichment plants in the U.S.  We were successful in executing a de-conversion service agreement with one of these companies, Urenco USA (UUSA), that would use approximately 50% of the installed processing capacity of our proposed de-conversion facility.  However, plans to obtain additional contracts with the other enrichment companies that would commit 100% of the planned facility’s capacity have been delayed because of the slowdown in nuclear industry growth.  Having contracts in place is necessary for us to obtain funding for the project.  In addition, both the Fukushima, Japan disaster and low natural gas prices in the U.S. continue to negatively impact growth in the nuclear industry and there is no serious discussion of constructing additional nuclear capacity in the U.S. in the near term.  Meanwhile, however, the facility operated by UUSA continues to produce and stockpile depleted uranium tails and, therefore, we believe there is still an opportunity to provide commercial depleted uranium de-conversion services at some point in the future.  Unless and until that opportunity emerges, we will keep this project on hold and focus our efforts on our other business segments and continue to work towards achieving profitability in those areas.

Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse.  Our current core business operations involve products that are used in a wide variety of applications and in various markets.  The following provides an explanation of the markets and competitive factors affecting our current business segments.

Nuclear Medicine Standards

Calibration and reference standards are required for the daily operational checks and calibration of the measurement of SPECT imaging devices frequently used in nuclear medicine.  Calibration and quality assurance testing is required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy.  We exclusively manufacture many of these reference standard products for one customer, RadQual, which in turn has several distributors who make direct sales around the U.S. and internationally. We directly ship these products to all 50 states and many overseas locations. There is only one other producer of these products in the world that directly competes with us for these products. Most of the products manufactured by our competitor are similar in design to our products because all must meet Original Equipment Manufacturer (“OEM”) dimensional and performance standards.  However, we attempt to differentiate our products from our competitor’s products through increased levels of quality control and customer service. We received ISO-9001:2008 and ISO-13485-2003 quality program certifications in 2011 that have allowed us to start selling these products into several foreign countries that require this additional quality certification for manufacturers. We use a small number of suppliers for the isotopes and other materials used in manufacturing these nuclear medicine products, and if we were to lose any of these suppliers, others would be available.

In December 2010, we formed TI Services, a joint venture with RadQual, with the expectation that we would use TI Services as a distributor of nuclear medicine and nuclear cardiology products.  In 2014, we began selling a new lightweight flood source, the Rad-Lite, that we developed in collaboration with RadQual. This new product was introduced to the market in April 2014 and is being marketed by TI Services.

Cobalt Products

Historically, we have sold high-activity bulk cobalt to one customer that used it to fabricate several models of sealed sources for medical and industrial applications.  However, due to problems at the DOE’s ATR during 2012, as described above, we were forced to discontinue the irradiation of our in-process cobalt targets and have not recorded any bulk cobalt sales for the past several years. With some residual cobalt material that we held at our facility, we were able to manufacture a variety of sealed source products through the beginning of 2014. Pursuant to the 10-year agreement that we entered into with the DOE in 2014, we anticipate that cobalt shipments to customers will resume in late 2017.  Our cobalt products are used in applications such as radiation therapy, security devices, and radiography examination.  While there are other technologies available to provide external radiation therapy, there are several new state-of-the-art devices that depend on cobalt sources for several of their specialized applications.  There are currently no other producers of high specific activity cobalt in the U.S.,   however, there is one producer of medium specific activity material and there are at least three significant producers of high specific activity material in other parts of the world.  In addition to us, there is only one other company in the U.S. currently licensed to handle large quantities of cobalt.

We manufacture cobalt sources as well as recycle used cobalt sources by recovering the cobalt for re-use in the manufacture of new sealed sources for teletherapy devices, irradiators, and other source applications.  We are the only company in the U.S. that provides this unique service.   There has been a significant increase in regulation by the NRC in recent years that has created a significant barrier to new entrants to this market.  We expect growth in the demand for cobalt in several of the newer applications, and coupled with an expected decline in reactors around the world that are capable of producing this type of high-activity material, we expect increased demand for our cobalt products over the next five years.  Nonetheless, we are at present dependent upon our contract relationship with the DOE for access to its ATR in Idaho for continued cobalt production.  The interruption to cobalt production experienced in 2012 had a significant negative impact on our cobalt products business segment, and although we currently have a ten-year irradiation contract in place with the DOE, future interruptions in the operation of the ATR could have a negative impact on our cobalt products business segment.  With our new cobalt production contract in place with the DOE we anticipate our market position in this business segment will continue to grow in future years.

Radiochemical Products

We typically supply radiochemical products in bulk form.  The markets for most radiochemicals are highly competitive.  The target markets for these products are customers who (1) incorporate them into finished industrial or medical devices; (2) use radioisotope products in clinical trials for various medical applications; or (3) further process and include the radioisotope products into a pharmaceutical product FDA approved therapy or imaging.  We are the only U.S. company that supplies Iodine-131 radiochemical directly to radiopharmacies. There is one major foreign company that produces a similar product as an FDA approved pharmaceutical product that competes with our sales.   Continuation of business in this segment is highly dependent upon maintaining a low-cost, high-quality product meeting all of the current Good Manufacturing Practices (“cGMP”).  We are currently taking steps to advance into the manufacture of generic drug products using these basic radiochemicals.  We have received trademark approval for I3ODINE/MAXTM, our Iodine-131 oral solution and we are in the process of submitting an abbreviated New Drug Application (aNDA) to the U.S. Food and Drug Administration (FDA) for approval of this product as a generic drug.  The time required for FDA approval of the I3ODINE/MAXTM product is unknown.  Once approved, however, we anticipate it will significantly expand the sales of this product.  We are also considering other generic drug opportunities and plans to significantly expand the range of products offered within this business segment in the coming years.

Fluorine Products

Our Fluorine Products segment was developed in conjunction with uranium de-conversion in order to take advantage of the anticipated need for depleted uranium de-conversion services.  Our FEP patents provide a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry.  Although during 2013 we curtailed the formal engineering work on the de-conversion facility, we believe that in the future there will be a resumption of nuclear growth overseas that will positively impact the front end of the nuclear fuel cycle.  Once that occurs the ground work we have completed on the depleted uranium de-conversion and fluorine extraction project should put us in an excellent position to take advantage of our position in the industry and should serve to justify the financial investment in this uranium de-conversion project in the future.  We intend to continue to maintain our licenses and other necessary project investments so that the project activities can be resumed when market conditions improve.

Radiological Services

Historically, most of our radiological services have been performed in support of gemstone processing for Quali-Tech, Inc. Gemstone processing has fluctuated in recent years but has remained a significant contributor to this segment’s revenue.

In 2012, we obtained our first amendment to our NRC license to permit certain field service activities and since that time radiological field service work has become a significant contributor to revenue within the segment.  In both 2015 and 2014 we were awarded several contracts for field service activities in connection with the DOE’s OSRP project.  We designed and built a mobile hot cell unit for use in this field service work and in 2014 and 2015 we were granted additional amendments to our NRC license that have allowed us to expand the types of services we can provide. We will use the mobile hot cell to support these expanded services. While there are other companies that compete with us for field services work, we believe our mobile hot cell gives us a unique competitive advantage in some of these opportunities. In 2015 we worked to further increase these field service opportunities in the U.S. and abroad and expect that field services will be the major source of revenue within this business segment.

Transportation

IITS was formed in order to support transportation of our own products and to provide “for hire” transportation services.  IITS specializes in the transportation of hazardous, radioactive materials including large cobalt shipments.  These types of shipments face a significant amount of increased regulation and enhanced security requirements and IITS is well suited to meeting these requirements while significantly reducing our transportation costs.   IITS has specially trained drivers and specially equipped vehicles intended to meet the standards for transportation of large cobalt shipments. Therefore, IITS is capable of providing unique transportation services that we believe only one or two other commercial carriers in the U.S. can also provide.  The transportation segment directly supports the sale and delivery of our cobalt products and the performance of field service projects and as such is a cost saving operation for us.

Government Regulation

Licensing

We currently operate under two NRC licenses, one for broad scope operations and another for exempt distribution. Our broad scope license covers calibration and reference standard manufacturing and distribution, radioisotope processing and distribution, large scale cobalt processing and recycle operations, radioactive gemstone processing, environmental sample analysis, certain field service activities, and research and development.  The exempt distribution license permits the release and distribution of irradiated gemstones to unlicensed entities in the U.S.  All of our existing licenses and permits are adequate to allow current business operations.  We do not handle “special nuclear materials” (i.e. nuclear fuels and weapons grade uranium, thorium or plutonium); therefore, our facility is not designated as a “nuclear” facility that would require additional licensing.

In October 2012, we were granted a Part 40 construction and operating license by the NRC for the de-conversion facility.  The de-conversion facility, which is to be located in Lea County, New Mexico, is proposed to initially de-convert up to approximately 11 million pounds of depleted uranium hexafluoride (“DUF6”) annually into fluoride products and depleted uranium oxides (“DUO”).  Further engineering work on the proposed de-conversion facility was placed on hold in 2013 until additional contracts for utilization could be obtained.  There is no specific timeline required by the NRC for the start of construction on this project. The de-conversion facility will require a ground water permit from the state of New Mexico before operation.

As a condition of our NRC licenses in Idaho, we are required to provide financial assurance for decommissioning activities.  We fulfill this license requirement with a letter of credit and a restricted certificate of deposit in the amount of $450,630, held at Wells Fargo Bank, which names the NRC as beneficiary. The letter of credit is supported by a restricted certificate of deposit. Similar financial assurances will be required to fund the decommissioning of the proposed de-conversion facility.

Regulation of Radioisotope Production Waste

All of our manufacturing processes generate some radioactive waste.  We must handle this waste pursuant to the Low Level Radioactive Waste (“LLRW”) Policy Act (“LLRW Act”), which requires the safe disposal of mildly radioactive materials.   The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products.  However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal.  We have obtained all necessary permits and approvals for the disposal of our waste materials and we do not anticipate any negative changes in capacity or regulatory conditions that would limit or restrict our waste disposal capabilities.

Nuclear Regulatory Commission Oversight

We operate under two NRC licenses and are subject to NRC oversight of our operations.  In August 2015, one of our employees received an elevated radiation exposure in excess of legal limits but with no apparent resulting injury. As a result of this exposure incident, the NRC may impose a violation which could also include a civil penalty. However, we do not expect the civil penalty to be material in amount due to the prompt and complete corrective actions taken by us.

Other Regulations

We are registered as a medical device manufacturer through the FDA for several of our nuclear medicine reference and calibration standards. We are registered with the U.S. Department of Transportation for the shipment of radioactive materials. We also have an NRC license for the import and export of radioactive materials.  Because of increasing security controls and regulations, it is likely that we may encounter additional regulations affecting transportation, storage, sale, and import/export of radioactive materials.  We are also subject to inspection by the FDA to be in compliance with cGMP for our sodium iodide product and are registered with the FDA as an Active Pharmaceutical Ingredient manufacturer and a manufacturing facility.

We are subject to government regulation and intervention both in the U.S. and in all foreign jurisdictions in which we conduct business. Compliance with applicable laws and regulations results in higher capital expenditures and operating costs and changes to current regulations with which we must comply can necessitate further capital expenditures and increases in operating costs to enable continued compliance.

Employees

As of December 31, 2015, we had 27 total employees including 25 full-time employees.

Distribution Methods for Products

We sell our products directly to our customers who, in some cases, are both end users and distributors.  We use common commercial carriers and our own IITS subsidiary for delivery of our products.  For smaller quantities of material, and overnight and next-day delivery, we utilize other commercial carriers.  For our products that involve large quantities of radioactive material, most commonly cobalt-60, and that invoke certain special transportation requirements, we use our IITS transportation subsidiary.

Dependence on Customers

During 2015, one major customer, RadQual, accounted for 27% of our total gross revenue. This total includes both sales under an exclusive sales agreement with RadQual and its sales as a distributor of the products we manufacture for them and also includes sales reported by TI Services, our joint venture with RadQual. Historically, the majority of the radiochemical products sold by the Company were done so through a supply agreement with RadQual. In September 2014, upon mutual agreement, we ended this radiochemical supply agreement with RadQual and began direct sales to customers of all radiochemical products.

Combined sales, on which we are dependent, to our three largest customers, accounted for 40% of our total gross revenues in 2015 and accounted for 46% of our total gross revenues in 2014. We are making efforts to reduce our dependency on a small number of customers by expanding sales in both domestic and foreign markets and through our establishment of the joint venture, TI Services, to expand distribution of products.  We also have several agreements in place for the sale of cobalt products and services and anticipate additional opportunities for revenue from expanded radiological services.

Patents, Trademarks, Licenses and Royalty Agreements

In 2004, we obtained certain patents related to the FEP.  In July 2010, we were granted a new patent on the FEP process which provides patent protection of this intellectual property through 2019.  These patents will be important to the future operation and production capacity of the de-conversion facility. We believe these patents will provide a commercial opportunity once companies resume planning and construction of any new uranium enrichment facilities in the U.S.  In 2009, patent applications were made in Brazil, Canada, China, Europe, Japan, Russia, and South Africa for other FEP related production techniques.  In 2013, the FEP process patent was granted in Russia and in 2014 the FEP process patent was approved in South Africa.   In 2015, the FEP process patents in China and Japan were abandoned.  The applications in the other countries mentioned above are still in process.

In September 2015, we obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  The trademark is for Iodine-131 radiochemical product as solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers.

Research and Development

We had research and development expenses totaling $821,453 in 2015, compared with $464,206 in 2014.  These expenses were primarily associated with current product development activities related to generic radiochemical products.

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

Risks Related To Our Current Business Operations

We are dependent on various third parties in connection with our business operations.   The production of high-specific activity cobalt is dependent upon the DOE, and its prime-operating contractor, which controls the Idaho reactor. Current activity at the Idaho ATR may continue to affect the supply of cobalt material needed for the manufacture of cobalt sources.  Loss of the ability to use, or cost-effectively use, these irradiation services would significantly impact our cobalt products business segment because there is not currently another reactor available in the United States that is capable of providing this type of service for us. Our nuclear medicine calibration and reference standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has agreements in place with several distributors for marketing and sales.  Our radiochemical iodine is supplied to us through two supply sources with a third source expected to become available during 2016. Unanticipated contract terminations by any of these suppliers and other third parties would have a material adverse impact on our operations, financial results, and cash flow.

We are dependent on a limited number of customers in connection with our current business operations.  During 2014 and 2015 sales to RadQual represented 27% of our total gross revenues for each year. Combined sales to our three top customers accounted for 40% of our total gross revenues during 2015, and combined sales to our top three customers accounted for 46% of gross revenue in 2014. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

We are subject to competition from other companies.   Each of our existing business areas has direct competition from other businesses. High-specific activity cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by one other major manufacturer in the United States. Most of our radiochemicals are also manufactured by several other companies in the world, and there are other providers of radiological field services. Most of our competitors have significantly greater financial resources that could give them a competitive advantage over us.

Risks Related To Our Company Generally

We have incurred, and may continue to incur, losses.   With the exception of 2002, we have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2015, we have generated $90,675,941 in revenues and an accumulated deficit (including preferred stock dividends and returns) in the amount of $120,060,449. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take actions to improve our results. The availability of necessary working capital, however, is subject to many factors beyond our control, including our ability to obtain favorable financing, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

Our operations expose us to the risk of material environmental liabilities.   We are subject to potential material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The materials used in our operations subject us to risks of environmental contamination that subject us to liability, including remediation obligations that could be very costly. In addition, the discovery of previously unknown contamination could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations. We have a Standby Letter of Credit in place supported by funds in a restricted certificate of deposit to provide the financial assurance required by the NRC for our Idaho facility license for decommissioning and a similar mechanism will be required to fund the decommissioning of the proposed new depleted uranium facility. However, if a contamination event occurred within, or outside of, our facility we would be financially responsible to remediate such contamination and could have to borrow money or fund the remediation liability from our future revenue. We may not be able to borrow the funds, or have available revenue, sufficient to meet this potential liability, which could have a significant negative impact on our results of operations.

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

General economic conditions in markets in which we do business can impact the demand for our goods and services. Decreased demand for our products and services can have a negative impact on our financial performance and cash flow.   Demand for our products and services, in part, depends on the general economic conditions affecting the countries and industries in which we do business. A downturn in economic conditions in the

U.S. or industry that we serve may negatively impact demand for our products and services, in turn negatively impacting our operations and financial results. Further, changes in demand for our products and services can magnify the impact of economic cycles on our businesses. For instance, our topaz gemstone processing is affected by the demand for luxury items such as jewelry as well as by the instability of foreign markets which are key factors in the manufacture of products using irradiated gemstones.

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business.   Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required for the delivery of our goods and services are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace.  For instance, an interruption in the supply of isotopes such as cobalt-57, cobalt-60, or iodine-131 could result in lost sales of nuclear medicine and calibration standards sales, cobalt product sales and radiochemical products.

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

Radioactive Waste.   All of our manufacturing processes generate some radioactive waste. We must handle this waste pursuant to the Low Level Radioactive Waste Policy Act, which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal. The NRC is revising its regulations on the disposal of depleted uranium waste at LLRW disposal facilities that accept substantial quantities of depleted uranium. If commercial LLRW disposal facilities are not readily available to us, we may not be able to provide the de-conversion services at the level assumed by our business model.

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

NRC License Enforcement Actions.  The NRC may take enforcement action in the event that the Company is found to be in violation of NRC regulations or in violation of any of our license requirements.  Consequences of violations depend upon the severity of the violations as well as the adequacy and timeliness of corrective actions implemented by the licensee to investigate and correct the cause of the violation and to prevent reoccurrence.  The NRC has discretionary authority in the action they choose to take against license violations but these actions can include civil penalties and restrictions upon licensee operations or license suspension.

Environmental Regulation.  We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations include, but are not limited to the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act and state statutes such as the Idaho Hazardous Waste Management Act, the Low Level Radioactive Waste Policy Act, NRC regulations concerning various irradiated, radioactive, and depleted uranium materials, and United States Department of Transportation regulations concerning shipment of radioactive materials. Certain of these laws and regulations can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We have incurred, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, or the imposition of new clean-up requirements or remedial techniques, could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

We may incur material losses and costs as a result of product liability claims that may be brought against us.  We face an inherent business risk of exposure to product liability claims in the event that products supplied by us fail to perform as expected or such failures result, or are alleged to result, in bodily injury. Although we have purchased insurance with coverage and in amounts that we believe to be adequate and reasonable in light of our current and planned operations, including our planned uranium de-conversion and fluoride gas production business, if a successful product liability claim were brought against us in excess of our available insurance coverage or established reserves, it would have a material adverse effect on our business and financial results.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us.  As of December 31, 2015, there were approximately 23,241,667 shares of common stock issuable upon exercise of vested stock options outstanding, at a weighted-average exercise price of $.04 per share.  An additional 22,484,824 shares were reserved for issuance under our 2015 Incentive Plan and our International Isotopes Inc. Employee Stock Purchase Plan as of December 31, 2015.  We expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or fund our planned uranium de-conversion plant.  Any such issuances will have the effect of further diluting the interest of the holders of our securities.  Also outstanding as of December 31, 2015, were Series H Warrants for the issuance of 1,913,892 shares of common stock, Series I Warrants for the issuance of 12,924,887 shares of common stock, Series K Warrants for the issuance of 2,419,172 shares of common stock, and Series L Warrants for the issuance of 25,000,000 shares of common stock. The weighted average exercise price for all outstanding warrants as of December 31, 2015 was $0.18. Both the Series H and the Series I Warrants, totaling 14,838,779 warrants, expired on January 31, 2016.

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

The market for our de-conversion services may be adversely affected if planned enrichment facilities that would create by-products suitable for our de-conversion services are not completed.   As funding becomes available to us, we intend to build a de-conversion and FEP production plant, in part, to process the anticipated DUF6 by-product from the URENCO USA (UUSA) enrichment plant in New Mexico or from the DOE depleted uranium stockpiles in either Portsmouth, OH or Paducah, KY.  There had been several other enrichment facilities planned by companies, including USEC, AREVA, and GE-Hitachi Nuclear Energy's Global Laser Enrichment.  However, all of those plans have been delayed and may never be constructed.  We currently have a de-conversion service agreement in place with UUSA, however, all of our performance milestone dates have passed.  When and if the Company resumes work on the construction of the facility we will seek to renegotiate the milestone dates in the agreement with UUSA. If none of the other anticipated enrichment facilities are completed or if UUSA decides not to process their depleted uranium stockpile we may not have sufficient demand for our de-conversion services to realize the expected economic benefit from building this facility.

We currently have only one contract to provide de-conversion services to an enrichment firm.   We currently have only one de-conversion services agreement with UUSA. The agreement is conditional upon, among other things, each party obtaining necessary third party and government approvals, UUSA obtaining the approval of the NRC to the amendment of a provision in its materials license that prohibits shipments of depleted uranium to de-conversion facilities employing anhydrous hydrofluoric acid in the de-conversion process, and our meeting certain performance milestones in the construction and start-up of the planned facility. The initial term of the agreement extends for a period sufficient to cover five years of de-conversion services once our planned uranium de-conversion facility is operational, based on operations that were to have started no later than January 1, 2014. UUSA has indicated they are willing to discuss possible modification of the agreement commitment dates once we establish firm dates for start of construction.  If we cannot demonstrate certain production capacities in accordance with the agreement, UUSA has the option to terminate the agreement and we would have no opportunity to cure pursuant to the terms of the agreement.

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

The DOE is obligated to take depleted uranium from enrichment companies.   The DOE has constructed two depleted uranium de-conversion facilities. These facilities are obligated to process depleted uranium produced from United States commercial uranium enrichment facilities. We cannot assure you that enrichment companies will not select the DOE as their de-conversion service provider. If UUSA terminates our agreement and other enrichment companies do not resume their enrichment facility construction plans, we will not be able to realize the expected economic benefit from our planned de-conversion and FEP production plant.

We may be handling large quantities of DUF6 and fluoride gases, which are radioactive and hazardous materials, respectively, and are subject to intense regulation.  The hazardous nature of DUF6 and fluoride gases affects the actions we are required to take for licensing, air permitting, environmental review, emergency response, liability insurance, personnel training, and generally increases the level of concern by the general public with respect to our handling of these materials. All of these factors complicate the licensing and operations processes and involve a host of additional regulatory factors that could affect the timeline for completing our de-conversion and FEP facility and cost estimates, and involve political pressures that could negatively influence operations. Additionally, the NRC is revising its regulations on the disposal of depleted uranium waste at Low Level Radioactive Waste (“LLRW”) disposal facilities that accept substantial quantities of depleted uranium. Any changes to the current regulations may result in increased disposal costs that we intend to pass through to our customers, which, depending on the significance of the increased cost, may cause potential customers to continue to store their DUF 6 rather than pay for de-conversion and disposal services.

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

We currently hold conditional title to the property in Lea County, New Mexico where the proposed plant is to be constructed.  The property location for our planned facility is located in Lea County, New Mexico.  Lea County, New Mexico has transferred the property to us under the provisions of the New Mexico Local Economic Development Act, Project Participation Agreement.  Under the original agreement we were obligated to meet certain performance objectives; namely starting Phase I construction no later than December 31, 2014, completing Phase I and hiring at least 75 employees by December 31, 2015, in order to retain title to the property.   We did not meet either of those deadlines.  However, in July 2015, we executed an amendment to the PPA that extends the due date of the Phase I construction to December 31, 2016, and Phase I completion and hiring at least 75 employees to December 31, 2017.  It is likely that we will seek an additional modification to the agreement to further extend these dates.  However, if Lea County does not agree to that modification and we do not retain title to the property, it could have a material adverse impact on our planned de-conversion and FEP project since another location would need to be selected and evaluated for environmental compliance.

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

Item 2.    PROPERTIES

We lease one property which serves as or main corporate headquarters and houses all of our current manufacturing operations for our core business segments. We also hold the conditional title to 640 acres of land in Lea County, New Mexico.  The following paragraphs provide a brief summary of these properties.

4137 Commerce Circle, Idaho Falls, Idaho – The facility located on this property houses our main corporate headquarters and all of our current manufacturing operations. We hold this property pursuant to a lease that extends through April 2021.  The facility was new when leased in March 2001 and remains in excellent condition.  We have a purchase option and a right of first refusal on this property that allows us to purchase this property at any time for a stated amount.

Land - Lea County, New Mexico – In August 2011, we received land from Lea County, New Mexico, pursuant to a PPA, whereby the land was deeded to us for no monetary consideration. In return, we committed to construct a uranium de-conversion and FEP facility on the land.  In order to retain title to the property, we were to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. We did not meet those milestones but have executed an amendment to the PPA to extend the deadlines for these performance objectives and we will likely have to request further modification to that agreement. If we do not succeed in reaching the performance dates in the agreement then we may, at our sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.   We have not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet our obligations under the agreements for permanent transfer of the title.

Item 3.   LEGAL PROCEEDINGS

As of December 31, 2015, we were not a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2014, our common stock was quoted on the OTCBB under the trading symbol “INIS.OB.”  In February 2015, we listed our common stock on the OTCQB under the trading symbol “INIS”.  High asked prices and low bid prices reported by the OTCBB during the periods indicated are shown below, which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not reflect actual transactions:

Fiscal Year	Quarter	High	Low

2015	1st	$0.06	$0.03
2015	2nd	$0.11	$0.04
2015	3rd	$0.10	$0.06
2015	4th	$0.10	$0.06

2014	1st	$0.06	$0.04
2014	2nd	$0.06	$0.04
2014	3rd	$0.05	$0.04
2014	4th	$0.05	$0.03

As of March 14, 2016, there were 540 holders of record of our common stock.   We have never paid any cash dividends on our common stock.  In the future, and based upon our profit performance, our Board of Directors (the “Board”) will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of our business. We do not anticipate paying any dividends to shareholders for the foreseeable future.

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

Overview

We manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We also provide a host of transportation, recycling, and processing services on a contract basis for customers. A more detailed description of each of these product lines and services along with a description of our business segments can be found in Item 1, “Business” under “General Business and Products Description,” within this Annual Report.

In 2015, we pursued research and development of new products and services in three of our business segments.  We also continued to make investments in our facility to improve our manufacturing processes, and entered into new agreements that we believe will increase future revenues.  The following are highlights of some of our significant accomplishments in 2015:

•

Continued research into the expansion of radiochemical products through joint development agreements and continued work towards the submittal of a new generic drug product application to the Food and Drug Administration (“FDA”);

•

Completed an expansion of the nuclear medicine product manufacturing area that will permit approximately a 40% increase in production capacity;

•

Obtained trademark registration of I3odine/MAXTM, our sodium iodide (I-131)   radiochemical product (“Iodine-131”), as an oral solution or capsules for use in the treatment and diagnosis of various thyroid diseases, thyroid cancer, and hyperthyroidism, and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers;

•

Entered into several supply agreements with customers for the purchase of cobalt-60 which in some cases includes on-going services such as source manufacturing and source installation into therapy devices;

•

Continued to identify alternate sources of cobalt-60 for customers to stem the shortages in supply that have occurred in the past, and that will continue to occur until the first full cobalt irradiation services are completed in 2017;

•

Were awarded several radiological services jobs through the U.S. Department of Energy’s (“DOE”) Orphan Source Recovery Program (“OSRP”) in which we were able to use our mobile hot cell; and

•

Continued to support the essential tasks related to our de-conversion project and continued to pursue opportunities to obtain additional contracts for depleted uranium de-conversion.

Business Strategy and Core Philosophies

Broadly defined, our business strategy is to continue to build our reputation as a leader in the cobalt, radiochemical, field services, and nuclear medicine product industries, as well as seek ways to improve our customer service and expand our market share, with the ultimate goal of providing greater return to our shareholders.  Specifically, we are continuously working with our customers to improve and develop products to better serve the needs of the end user which, ultimately, we believe will boost product sales. A key part of our short-term and long-term business strategies is to develop and market new products in our core business segments that will offer customers a high quality and desirable product as well as increase our revenues, secure additional customer contracts, and pursue financial support so that we can further expand our products and services.

Our core philosophy is to strive to provide high quality products and services as a profitable and environmentally conscious business, while offering excellent customer service and providing a safe and high quality working environment for our employees.  We operate in accordance with an ISO Quality Management System and in accordance with all current Good Manufacturing Practices under which we seek to maintain the highest level of quality and continuously improve our product manufacturing processes.

Critical Accounting Policies

Revenue recognition - We recognize revenue when products are shipped or services are performed. We have contracted with several customers for the purchase of cobalt-60 material which is currently undergoing irradiation. We have collected advance payments from these customers for project management and up-front handling and irradiation charges and these prepayments have been recorded as unearned revenue. Our estimated future recognition of this unearned revenue is based on an irradiation completion and shipment schedule which has been provided to us by the DOE in an irradiation services contract.

Patents and other intangibles - We amortize our patents and intangibles using the straight-line method over their estimated useful lives.  Patents and other intangibles are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. If impairment indicators exist, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

Impairment of long-lived assets - As part of our year-end procedures we test our long-lived assets for signs of impairment when indicators of impairment exist.

Critical Accounting Estimates

Asset retirement obligation – The asset retirement obligation is based on the expected future cash flows of the decommissioning funding plan.   The decommissioning funding plan is based on the estimated number of hours of specific personnel, estimated wages and disposal costs.  Once the decommissioning funding plan has been developed, we use a discount rate to determine the estimated current value of the liability.

Stock-based compensation – We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. Our assumptions are based upon the following considerations:

-

Volatility – based upon the Company’s historical stock valuation;

-

Expected life of options – simplified approach determined based upon the life of the option and related vesting period;

-

Risk-free interest rate – US Treasury rate for the exercise period of the option; and

-

Dividend yield – assumption of no dividend yield as the Company has not historically paid dividends and does not have plans to do so in the future.

Results of Operations

Below is a summary of results of operations for 2015:

•

Revenue in 2015 was approximately $7.1 million;

•

Pursued research and development of new products and services in three of our business segments;

•

Sales in both our Radiological Services and Transportation business segments were up as compared to 2014;

•

Our total gross profit rate decreased from 40% in 2014 to 38% in 2015;

•

Our operating costs for 2015 increased approximately 10% as compared to operating costs for 2014; and

•

Net loss for 2015 increased by approximately 19% compared to 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents comparative Revenues for the years 2015 and 2014:

	For the year ended December 31,	For the year ended December 31,
Revenues	2015	2014	$ change	% change
Radiochemical Products	$1,698,475	$1,742,495	$(44,020)	-3%
Cobalt Products	929,970	1,791,906	(861,936)	-48%
Nuclear Medicine Standards	3,135,094	3,267,254	(132,160)	-4%
Radiological Services	1,181,957	621,431	560,526	90%
Fluorine Products	-	-	-	-
Transportation	116,700	113,775	2,925	3%
Total Segments	7,062,196	7,536,860	(474,664)	-6%
Corporate revenue	-	-	-	-
Total Consolidated	$7,062,196	$7,536,860	$(474,664)	-6%

Revenues

Total revenues in 2015 were $7,062,196, compared to $7,536,860 in 2014, which represents a decrease of $474,664, or approximately 6%.  The details of each segment are discussed below.

	For the year ended December 31,	% of Total Revenues	For the year ended December 31,	% of Total Revenues
Revenues	2015	2015	2014	2014
Radiochemical Products	$1,698,475	24%	$1,742,495	23%
Cobalt Products	929,970	13%	1,791,906	24%
Nuclear Medicine Standards	3,135,094	44%	3,267,254	43%
Radiological Services	1,181,957	17%	621,431	8%
Fluorine Products	-	-	-	-
Transportation	116,700	2%	113,775	2%
Corporate revenue	-	-	-	-
Total Segments	$7,062,196	100%	$7,536,860	100%

Radiochemical Products

Sales of radiochemical products accounted for approximately 24% of our total sales revenue in 2015 and approximately 23% of total sales revenue in 2014. Sales in this segment decreased by $44,020, or approximately 3% to $1,698,475, as compared to $1,742,495 in 2014.  Although sales of radiochemical products were similar in amount for both years, during 2014 we reported $50,000 of consulting income in this segment, whereas we had no consulting income to report in 2015.  We do not expect to receive any consulting income in this segment in 2016. In addition, we are continuing to work on product enhancements and the introduction of new radiochemical and generic drug products in the coming years.

In September 2015, the Company obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  The trademark is for Iodine-131 radiochemical product, provided in solution or capsules, for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers.  This is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the both product enhancements we have made in addition to the generic drug products we plan to submit to the FDA will increase sales in this business segment.

Cobalt Products

Cobalt products sales accounted for approximately 13% of our total sales revenue in 2015 and approximately 24% of total sales revenue in 2014.  Sales in this segment decreased by $861,936 in 2015 to $929,970, as compared to $1,791,906 in 2014. The decrease was the direct result of an interruption in cobalt supply from the DOE’s ATR in 2012, and our inability to procure sufficient amounts of cobalt-60 material since that time and at reasonable cost for source fabrication. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure cobalt material.

In October 2014, we entered into a ten year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available for our customers in the late 2017, and every year thereafter, through at least 2024.  The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR throughout the ten year period.

During 2015, we entered into several cobalt-60 supply agreements with customers.  Pursuant to these contracts, we will supply bulk cobalt-60 to customers and, in some cases, these agreements include source manufacturing and installation. The terms of these cobalt contracts require quarterly progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under long-term liabilities in our consolidated financial statements. We will begin recognizing the revenue when actual sales begin in 2017.

Until we are able to ship the cobalt material currently under irradiation at the ATR, we will rely on obtaining recycled material and material procured in small quantities from other sources to fulfill some of our customer demand.

As of December 2015, we continued to hold many in-progress old design cobalt targets at the ATR.  In connection with our year-end procedures, we reviewed the carrying value of these older targets and concluded that some of those with a lower activity level no longer held commercial value.  We expensed $102,857 for the impairment of this obsolete inventory to cost of goods sold at that time.  We believe that the remaining older targets have significant but varying degrees of market value depending on their specific activity levels and we are currently evaluating the costs of transporting and processing these old targets in their current condition to recover their value.  We believe we will be able to start transporting and selling some of this material during 2016.  At the end of 2016 and each year thereafter we will continue to review the residual value of this material and make adjustments as appropriate for material that has decayed to a point where it has no market value.

Nuclear Medicine Standards

Sales of nuclear medicine standards accounted for approximately 44% and 43%, of our total sales revenue in 2015 and 2014, respectively. Sales in this segment decreased by $132,160, or approximately 4%, to $3,135,094 in 2015, as compared to $3,267,254 in 2014.  This year-to-year comparison includes sales from TI Services, LLC (“TI Services”), a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography imaging. The following table presents 2015 and 2014 sales for the nuclear medicine standards segment:

	For the year ended December 31,	For the year ended December 31,
Nuclear Medicine Standards	2015	2014	$ change	% change
Sales to RadQual	$1,932,992	$1,909,774	$23,218	1%
Misc nuclear medicine sales	20,884	39,398	(18,514)	-47%
TI Services LLC	1,181,218	1,318,082	(136,864)	-10%
	$3,135,094	$3,267,254	$(132,160)	-4%

Sales of products to RadQual increased to $1,932,992 in 2015, from $1,909,774, in 2014.  This is an increase of $23,218, or approximately 1%.  TI Services sales for 2015 were $1,181,218 as compared to $1,318,082 for 2014, a decrease of $136,864, or approximately 10%.  This decrease in TI Services sales is attributable to a drop in sales of paper products used in nuclear medicine imaging, which is the result of clinics shifting towards maintaining electronic records, as well as a drop in source sales during the last quarter of 2015.  The drop in TI Services source sales was also the result of a planned maintenance outage, during September 2015 in the nuclear medicine production area of our Idaho manufacturing facility.  The planned maintenance outage of our manufacturing processes was necessary to conduct periodic maintenance of equipment and to expand product manufacturing capacity that will permit approximately a 40% increase in production capacity.

Radiological Services

Revenues from our Radiological Services segment accounted for approximately 17% of our total sales revenue in 2015, and approximately 8% in 2014. Sales in this segment increased by $560,526, or approximately 90%, from $621,431 in 2014, to $1,181,957 in 2015.  Gemstone processing accounted for approximately 29% of Radiological Services sales in 2015 and approximately 66% in 2014. Revenues from gemstone processing increased by $124,689, from $214,103 in 2014, to $338,792 in 2015. This is an increase of approximately 58% and was the result of an increase in the volume of material shipped to us for processing and the increased demand for luxury items such as jewelry.

Radiological Field Services accounted for approximately 71% of the Radiological Services segment sales in 2015 and approximately 66% in 2014. Radiological Field Services revenue increased from $407,328 in 2014, to $843,165 in 2015 which is an increase of approximately 107%.  The increase in field services revenue is largely the result of jobs performed under the DOE’s OSRP.  Additionally, during 2015 we performed work under a support services agreement with one customer to perform field service work related to source design and installation.  We expect this source removal and installation work to continue through 2016.  Based upon the current and anticipated contract commitments for this type of work we expect that field services will continue to be the primary source of revenue within this segment in 2016.

The following table presents radiological services revenue for the two years ended December 31, 2015 and 2014:

	For the year ended December 31,	For the year ended December 31,
Radiological Services	2015	2014	$ change	% change
Gemstone Processing	$338,792	$214,103	$124,689	58%
Radiological Field Services	843,165	407,328	435,838	107%
	$1,181,957	$621,431	$560,526	90%

Fluorine Products

There was no revenue to report from the Fluorine Products segment for 2015.  We had been developing our fluorine products in conjunction with uranium de-conversion project, in order to take advantage of the anticipated need for depleted uranium de-conversion services. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (“FEP”). Our FEP patents offer a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. From 2004 to 2012, we used a pilot facility to develop production processes for various high-purity products and to test methods of scaling up the size of FEP production in support of the planned de-conversion facility in Lea County, New Mexico.  In 2012, we completed our testing of individual components and analytical processes and in 2013 we closed the pilot plant facility. Also, in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until such time that we are able to secure additional de-conversion services contracts. Until such time that work resumes on the project we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

During 2015, we incurred $356,492 of planning and other expenses related to the de-conversion project, as compared to $418,887 in 2014.  This decrease of approximately $62,395, or approximately 15%, was the result of limiting our costs to essential items such as the NRC licensing and continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Transportation

Revenues from our Transportation segment accounted for approximately 2% of our total revenues in 2015 and 2014.  Sales in this segment increased by approximately 3% to $116,700 in 2015, as compared to $113,775 in 2014. The increase in revenue was attributable to increased opportunities for transportation of our cobalt products and transportation support for radiological services performed during the period. We primarily use our transportation services to support the jobs performed in these two business segments.  There are numerous regulations that apply to, and agencies which monitor, the security and tracking of cobalt shipments and our Transportation segment specializes in the transport of hazardous, radioactive materials, including large cobalt shipments.

Cost of Revenues and Gross Profit

Cost of revenue for 2015 was $4,359,234, as compared to $4,559,745 in 2014, a decrease $200,511 or approximately 4%.  Gross profit percentage decreased to 38% for 2015, from 40% in 2014.  The following table presents revenues and cost of revenues information:

	For the year ended December 31,	% of Total Revenues	For the year ended December 31,	% of Total Revenues
	2015	2015	2014	2014

Total Revenues	$7,062,196		$7,536,860
Cost of Revenues
Radiochemical Products	$1,248,699	18%	$1,266,246	17%
Cobalt Products	376,151	5%	802,059	11%
Nuclear Medicine Standards	2,136,902	30%	2,135,507	28%
Radiological Services	584,134	8%	345,010	5%
Fluorine Products	-	-	-	-
Transportation	13,347	1%	10,923	0%
Total Segments	$4,359,234	62%	$4,559,745	61%

Gross Profit	$2,702,962		$2,977,115
Gross Profit %	38%		40%

During 2015 we continued to monitor and control direct costs.  Raw materials used in both our radiochemical products and our nuclear medicine standards manufacturing represent the bulk of direct costs in each of these business segments and we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost of these raw materials increases and we may also use alternate supply sources for our material which may not carry pricing as favorable as our contracted suppliers. We were able to control some freight costs by using our own transportation vehicles for higher cost, cross-country shipments of material, particularly in our cobalt products segment. In addition, during December 2015, we recorded a cobalt inventory impairment of approximately $103,000 due to the decline in market value as a result of the decay of some old design cobalt targets held by the ATR contractor. With the exception of the cost of cobalt material, we are not aware of any significant future price increases that may potentially affect our cost of revenues.

Operating Costs and Expenses

Total operating costs and expenses for 2015 were $4,144,620, as compared to $3,762,999 in 2014; this is an increase of $381,621, or approximately 10%.

The following table presents Operating Costs and Expenses for 2015 as compared to 2014:

	For the year ended December 31,	For the year ended December 31,
	2015	2014	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$1,675,020	$1,690,034	-1%	$(15,014)
General, Administrative and Consulting	1,648,147	1,608,759	2%	39,388
Research and Development	821,453	464,206	77%	357,247
Total operating expenses	$4,144,620	$3,762,999	10%	$381,621

Salaries and contract labor decreased 1% in 2015, as compared to 2014. Salaries and contract labor included approximately $147,000 in non-cash equity-based compensation in 2015 which was recorded as a result of stock options outstanding.  Non-cash equity-based compensation recorded in 2014 was approximately $244,000. This is a decrease of approximately $97,000 and is the result of our recording non-cash equity based compensation in 2014 for the re-pricing of an aggregate of 14,500,000 outstanding options held by executive officers and members of the Board of Directors (the “Board”), as well as equity compensation recorded for 11,500,000 incentive and non-

qualified stock options granted in October 2014.  During 2015 there was no re-pricing activity nor were additional stock options granted.

General administrative and consulting expenses increased to $1,648,147 in 2015, as compared to $1,608,759 in 2014, an increase of $39,388, or approximately 2%. General administrative and consulting expense in 2014 includes an adjustment to accretion expense in the amount of $84,527 which decreased the expense recorded for the year. This adjustment was the result of a periodic review of funding for decommissioning, as required by the NRC.  At the time of the review, it was determined that we had accrued excess lease obligation expense that we report as a long-term liability on our balance sheet. The liability was reduced and recorded against our capitalized lease obligation and accretion expense.

Research and development expense was $821,453 for 2015 as compared to $464,206 for 2014.  This is an increase of $357,247, or approximately 77%.  The majority of this increase in research and development expense is the result of costs associated with development work being done in our radiochemical products business segment.  During both 2015 and 2014 we limited further investment in the planned de-conversion facility and limited further spending on the project only for expenses necessary to maintain licensing and continued interactions with New Mexico and Lea County. We will continue to delay further engineering work on the de-conversion project until we are able to secure additional contracts for de-conversion services.

Other Income (Expense)

Other Income (Expense) in 2015 was ($384,322) compared to ($753,347) in 2014.

	For the year ended December 31,	For the year ended December 31,
	2015	2014
Other income (expense)	$23,955	$86,534
Equity in net income of affiliate	89,279	96,058
Interest income	438	586
Interest expense	(497,994)	(936,525)
Total other (expense)	$(384,322)	$(753,347)

Other income was $23,955 for 2015 as compared to other income of $86,534 for 2014.  During 2014 we sold equipment for $50,000 which was recorded as other income. This equipment had previously been scrapped and written off in 2012.

Equity in net income of affiliate reflects our 24.5% share of net income reported by RadQual.  Interest income in 2015 was $438 as compared to $586 in 2014.  This slight decrease of $148 was due to decreased funds held at banks and other institutions in interest-bearing accounts.

Interest expense decreased significantly during 2015, from $936,525 in 2014, to $497,994 in 2015.  This is a decrease of $438,531, or approximately 47%.   Approximately $735,000 of the interest expense recorded in 2014 represents non-cash interest expense recorded as the result of various debt securities transactions in 2012 and 2013. In July 2012, we entered into a securities purchase agreement with certain institutional and private investors to sell convertible debentures for proceeds of $3,069,900.  These debentures bear interest at 8% per year and mature in July 2017.  As a result of this agreement, we recorded approximately $160,000 in non-cash interest expense during both 2014 and 2015.  In February 2013, we entered into a securities purchase agreement and sold convertible debentures for proceeds of $1,060,000.  These debentures accrued interest at a rate of 10% per year, compounded annually, and matured in February 2015. As a result of this financing activity, we recorded approximately $154,000 of non-cash interest expense during 2014 and approximately $22,000 in 2015.  In December 2013, we borrowed $500,000 from our chairman of the Board and one of our major shareholders.  The note bears interest at 6% and was originally due June 30, 2014.  This note was re-negotiated in June 2014 and the maturity date was extended to December 31, 2017.  In connection with this note payable, we recorded approximately $421,000 of non-cash interest as part of a debt discount feature during 2014 and approximately $117,000 in 2015.

Net Loss

Our Net Loss was $1,818,225 in 2015, compared to a Net Loss of $1,545,077 in 2014.  This is an increase in loss of $273,148, or approximately 18%.  Our increase in net loss is primarily the result of our decrease in revenue of approximately 6% as well as our increased expenditures on research and development.

Liquidity and Capital Resources

On December 31, 2015, we had cash and cash equivalents of $397,955 compared to $558,541 at December 31, 2014. Net cash provided by operating activities was $339,604 in 2015, compared to net cash provided in operating activities of $339,808 in 2014.  This represents a slight decrease in cash from operating activities of $204 in the period comparison.

Accounts receivable at December 31, 2015 were $1,084,940 as compared to $783,937 at December 31, 2014. Historically, we have not written off any accounts receivable, however, during 2015 we did determine one account to be uncollectible and wrote off approximately $5,400 as bad debt expense.

Inventories at December 31, 2015 were $1,111,570 as compared to $1,049,106 at December 31, 2014.  The majority of our inventory consists of irradiated material held at the site of the DOE’s prime-operating contractor, which controls the ATR located outside of Idaho Falls, Idaho.  For 2015 our target inventory accounted for approximately 96% of our work in process inventory, and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. During 2014 our target inventory accounted for approximately 73% of our work in process inventory. During December 2015 we evaluated our older cobalt targets and concluded that, due to decay of activity, some had little or no market value. We wrote off approximately $103,000 of the target inventory at that time. We are currently in discussions with the DOE regarding future options for the remainder of these targets.  We believe that these older design targets have significant but varying degrees of market value depending on what additional costs we may have to incur in order to transport them to our facility for processing. We anticipate that the decision regarding the future of these targets is likely to be made during 2016.

We incurred a loss of $1,818,225 for the year ended December 31, 2015, and have an accumulated deficit of $120,060,449 since inception.  To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash used in investing activities was $295,606 for 2015.  During 2015, as required by the NRC, we assessed our de-commissioning funding plan and determined that the funds dedicated to that plan should be increased.  Subsequently, we increased the amount of funds in our restricted certificate of deposit by $225,315.  In addition, during 2015, we used $92,827 to purchase property and equipment and intangible assets and we received member distributions from our investment in RadQual in the amount of $22,536. During 2014, net cash used in investing activities was $39,800.  During 2014, we used $115,388 to purchase property, equipment and intangible assets.  And, in 2014, we increased our de-commissioning funding plan by $21,093 and we received member distributions from RadQual in the amount of $96,681.

Financing activities used cash of $204,584 for the year ended December 31, 2015.  We received proceeds from the sale of stock in the amount of $3,743 during 2015 and made principal payments on loans in the amount of $208,327.  During 2014, financing activities used cash of $197,841, and we received proceeds from the sale of stock in the amount of $8,417 and made principal payments on loans in the amount of $206,258.

On July 27, 2012, we entered into a securities purchase agreement with certain institutional and private investors pursuant to which we sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature in July 2017 and are unsecured.  These debentures are convertible at any time into shares of our common stock at an initial conversion price of $0.225 per share, subject to adjustment in certain conditions.  Additionally, under certain conditions, we may force the conversion of the debentures. We also held the right, prior to the second anniversary of the closing date, to redeem all or part of the debentures if we successfully consummated a financing of the proposed de-conversion facility in the amount of at least $25 million. This financing was not obtained and we did not redeem the debentures. In addition, from and after the second anniversary of the closing date, we have the right to redeem all or part of the debentures at any time prior to their maturity date. Any redemption of the debentures by us requires the payment of a redemption fee as set forth in the debentures. In this transaction, each investor also received a common stock purchase warrant to purchase such number of shares of our common stock equal to twenty-five percent (25%) of the number of shares of common stock that the note purchased by such investor was convertible into on the closing date.  The total number of warrants issued was 4,502,520. The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.

On February 20, 2013, we entered into a securities purchase agreement with certain private investors pursuant to which we sold convertible debentures for an aggregate of $1,060,000. The debentures accrued interest at a rate of 10% per annum, compounded annually, and matured February 20, 2015. The conversion price in effect for these debentures, was equal to the lesser of $0.14 or the average closing price of our common stock for the 120 consecutive trading days up to, but not including, the maturity date. On February 20, 2015, all of the outstanding principal of the debentures, as well as the accrued interest of $222,600, was converted into 32,065,000 shares of common stock at a conversion price of $0.04 per share.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements or obligations.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”.  The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date financial statements are issued.  ASU 2014-15 is effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter, with early application permitted.  We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the impact the new standard will have on our financial statements.

Goals for 2016

Based upon the investments we have made in our facilities, projects, and products developed in 2015, we have the following goals for 2016:

•

Pursue additional field services work through both the DOE’s OSRP program and other domestic or international programs utilizing our mobile hot cell and highly experienced personnel;

•

Continue to identify alternate sources of cobalt-60 material for customers to reduce shortages in supply occurring before 2017;

•

Continue to develop new opportunities for the sale of additional radiochemical and generic drug products and submit at least one new generic drug product application to the FDA;

•

Expand sales of our nuclear medicine products and increase cash flow by reducing production costs, expanding international sales, and further utilizing the marketing expertise of our joint venture, TI Services;

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herewith and are hereby incorporated by reference:

Index to Consolidated Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	F-3
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2015 and 2014	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-5
Notes to Consolidated Financial Statements	F-6

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

Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The other information required by this item is incorporated by reference in our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2015.

Item 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2015.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2015.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2015.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2016 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2015.

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements

See the index to and the financial statements beginning on page 27, which financial statements are incorporated herein by reference.

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

10.4†

International Isotopes Inc. 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015).

10.5

Lease Agreement (4137 Commerce Circle), dated May 1, 2011, between the Company and Adrian Rand Robison and Dorothy Robison (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6

Option to Purchase and Right of First Refusal (4137 Commerce Circle), dated May 2, 2003 between the Company and Adrian Rand Robison and Dorothy Robison (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.7†

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.8

Memorandum of Agreement, dated October 22, 2009, between the Company and the New Mexico Environment Department (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 27, 2009).

10.9

Gemstone Processing Agreement between the Company and Quali-Tech, Inc. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on September 24, 2009).

10.10

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

10.12

Registration Rights Agreement, dated October 29, 2010, among the Company and certain investors party thereto (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on November 1, 2010).

10.13

Registration Rights Agreement, dated July 27, 2012, among the Company and the purchasers named therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.14†

Amended and Restated Employment Agreement, dated May 16, 2012, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.15

Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.16

Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.17+

Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy. **

10.18

Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).**

21.1

Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

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

32.1*

Certification of Chief Executive Officer furnished under section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer furnished under section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.

________________________________________________

†

This exhibit constitutes a management contract or compensatory plan or arrangement.

**

Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

+

Filed herewith.

*

Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Isotopes Inc.

By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

Date: March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2016	By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

March 24, 2016	By: /s/ Laurie McKenzie-Carter
Laurie McKenzie Carter
Chief Financial Officer, Secretary

March 24, 2016	By: /s/ Christopher Grosso
Christopher Grosso
Director

March 24, 2016	By: /s/ Ralph Richart
Ralph Richart
Chairman of the Board of Directors

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of International Isotopes, Inc.

We have audited the accompanying consolidated balance sheets of International Isotopes, Inc. and Subsidiaries (collectively the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Isotopes, Inc. as of December 31, 2015 and 2014 and the consolidated results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly LLP

Salt Lake City, Utah

March 24, 2016

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$397,955	$558,541
Accounts receivable	1,084,940	783,937
Inventories (Note 4)	1,111,570	1,049,106
Prepaids and other current assets	543,093	351,020
Total current assets	3,137,558	2,742,604

Long-term assets
Restricted certificate of deposit	450,630	225,315
Property, plant and equipment, net (Note 5)	1,932,263	2,214,850
Investment (Note 3)	1,434,928	1,368,185
Patents and other intangibles, net (Note 6)	4,287,848	4,399,183
Total long-term assets	8,105,669	8,207,533
Total assets	$11,243,227	$10,950,137

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,043,989	$635,876
Accrued liabilities	488,657	702,861
Current portion of unearned revenue	907,680	-
Current installments of notes payable net of debt discount (Note 7)	45,871	1,262,919
Total current liabilities	2,486,197	2,601,656

Long-term liabilities
Convertible debt net of debt discount (Note 7)	2,946,683	2,868,200
Notes payable net of current portion and debt discount (Note 7)	275,670	204,500
Unearned revenues	642,060	-
Obligation for lease disposal costs (Note 12)	459,711	450,630
Mandatorily redeemable convertible preferred stock (Note 9)	850,000	850,000
Total long-term liabilities	5,174,124	4,373,330
Total liabilities	7,660,321	6,974,986

Stockholders' equity (Note 9)
Common stock, $0.01 par value; 750,000,000 shares authorized; 402,242,994 and 369,895,032 shares issued and outstanding respectively	4,022,430	3,698,950
Additional paid-in capital	119,554,325	118,444,070
Accumulated deficit	(120,060,449)	(118,242,224)
Equity attributable to International Isotopes Inc. stockholders	3,516,306	3,900,796
Equity attributable to noncontrolling interest	66,600	74,355
Total equity	3,582,906	3,975,151
Total liabilities and stockholders' equity	$11,243,227	$10,950,137

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2015	2014
Sale of product	$7,062,196	$7,536,860
Cost of product	4,359,234	4,559,745
Gross profit	2,702,962	2,977,115

Operating costs and expenses:
Salaries and contract labor	1,675,020	1,690,034
General, administrative and consulting	1,648,147	1,608,759
Research and development	821,453	464,206
Total operating expenses	4,144,620	3,762,999

Operating loss	(1,441,658)	(785,884)

Other income (expense):
Other income	23,955	86,534
Equity in net income of affiliate	89,279	96,058
Interest income	438	586
Interest expense	(497,994)	(936,525)
Total other (expense)	(384,322)	(753,347)
Net loss	(1,825,980)	(1,539,231)
Income/(loss) attributable to noncontrolling interest	(7,755)	5,846

Net loss attributable to International Isotopes Inc.	$(1,818,225)	$(1,545,077)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	398,055,278	369,334,615

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2015 and 2014

						Equity
					Equity	Attributable
			Additional		Attributable to	to
	Common Stock		Paid-in	Accumulated	Internat'l Isotopes	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Shareholders	Interest	Equity
Balance December 31, 2013	369,130,899	$3,691,314	$117,783,738	$(116,697,147)	$4,777,905	$68,509	$4,846,414

Shares issued under employee stock purchase plan	196,872	1,963	6,454	-	8,417	-	8,417
Shares issued for exercise of employee stock options	399,401	3,994	11,982	-	15,976	-	15,976
Stock grant	167,860	1,679	(1,679)	-	-	-	-
Convertible debentures beneficial conversion feature	-	-	15,464	-	15,464	-	15,464
Warrants issued with convertible debentures	-	-	384,428	-	384,428	-	384,428
Stock based compensation	-	-	243,683	-	243,683	-	243,683
Net loss	-	-	-	(1,545,077)	(1,545,077)	5,846	(1,539,231)
Balance December 31, 2014	369,895,032	3,698,950	118,444,070	(118,242,224)	3,900,796	74,355	3,975,151

Shares issued under employee stock purchase plan	115,102	1,151	2,592	-	3,743	-	3,743
Conversion of convertible debentures	32,065,000	320,650	961,950	-	1,282,600	-	1,282,600
Stock grant	167,860	1,679	(1,679)	-	-	-	-
Stock based compensation	-	-	147,392	-	147,392		147,392
Net loss	-	-	-	(1,818,225)	(1,818,225)	(7,755)	(1,825,980)
Balance December 31, 2015	402,242,994	$4,022,430	$119,554,325	$(120,060,449)	$3,516,306	$66,600	$3,582,906

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,825,980)	$(1,539,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net income in equity method investment	(89,279)	(96,058)
Depreciation and amortization	211,174	263,519
Loss on disposal of property, plant and equipment	20,575	-
Inventory impairment	102,857	-
Accretion of obligation for lease disposal costs	9,081	(37,840)
Accretion of beneficial conversion feature	15,066	45,252
Equity based compensation	147,392	243,683
Noncash interest expense	185,866	510,470
Changes in operating assets and liabilities:
Accounts receivable	(301,003)	262,466
Prepaids and other current assets	62,927	262,775
Inventories	(165,321)	429,243
Unearned revenues	1,549,740	-
Accounts payable and accrued liabilities	416,509	(4,471)
Net cash provided by operating activities	339,604	339,808

Cash flows from investing activities:
Restricted certificate of deposit	(225,315)	(21,093)
Dividends received from equity method investment	22,536	96,681
Purchase of property, plant and equipment	(92,827)	(115,388)
Net cash used in investing activities	(295,606)	(39,800)

Cash flows from financing activities:
Proceeds from sale of stock	3,743	8,417
Principal payments on notes payable	(208,327)	(206,258)
Net cash used in financing activities	(204,584)	(197,841)

Net change in cash and cash equivalents	(160,586)	102,167
Cash and cash equivalents at beginning of year	558,541	456,374
Cash and cash equivalents at end of year	$397,955	$558,541

Supplemental disclosure of cash flow activities:
Cash paid for interest	$260,405	$236,024

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity and decrease in debt for conversion of debentures	$1,060,000	$-
Increase in equity and decrease in accrued interest for conversion of debentures	$222,600	$-
Increase in other assets and decrease in property, plant and equipment for cancellation of purchase contract	$255,000	$-
Increase in equity and decrease in debt for the beneficial conversion feature associated with the convertible debentures	$-	$15,464
Increase in equity and decrease in debt for amount allocated to warrants issued with convertible debentures	$-	$384,428
Increase in equity for issuance of stock in lieu of interest on note	$-	$15,976

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

International Isotopes Inc. (the “Company” or “INIS”) was incorporated in Texas in November 1995. The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc. The consolidated financial statements also include the accounts of the Company’s 50% owned joint venture, TI Services, LLC, (“TI Services”) which is located in Ohio. Intercompany balances and transactions have been eliminated in consolidation. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

Nature of operations – INIS and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research and clinical devices. The Company provides a host of transportation, recycling, and processing services on a contract basis for clients, and holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and classified under current or long-term liabilities, depending upon estimated ship dates, on the Company’s consolidated balance sheets.  These unearned revenues will be recognized as revenue in the future period during which the cobalt shipments begin.  All assets expected to be realized in cash or sold during the normal operating cycle of the business are classified as current assets.

Principles of consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 50% owned joint venture, TI Services. The Company formed TI Services, with RadQual, LLC, (“RadQual”) in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  Because the Company controls a greater than 50% direct and indirect ownership interest in TI Services, the operating results and financial conditions of TI Services, are consolidated with those of the Company.  In addition, RadQual’s interest in TI Services, is included in the Company’s consolidated financial statements as a non-controlling interest.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant accounting policies

a)

Financial instruments and cash equivalents

The carrying value of notes payable approximates fair value because the notes bear interest at rates which approximate market rates.

Cash and cash equivalents, totaling $397,955 and $558,541 at December 31, 2015 and 2014, respectively, consist of operating accounts, money market accounts, and certificates of deposit. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2015 and 2014, the Company had pledged certificates of deposit valued at $450,630 and $225,315, respectively, as security on letters of credit in the amount of $450,630 and $225,315, respectively. The letters of credit are required as part of the operating license agreement with the Nuclear Regulatory Commission (“NRC”).

b)

Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2015 and 2014, the Company recorded no allowance for uncollectible accounts.

c)

Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the first in, first out method. Work in progress inventory contains product that is undergoing irradiation. This irradiation process can take up to three years to reach high specific activity (HSA) levels. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  As discussed in Note 4, as part of the Company’s year-end procedures, it was determined that several cobalt targets held in inventory had fallen below market value and $102,857 was recorded as impairment expense at that time.

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

e)

Patents and other intangibles

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2015 and 2014, the Company had no impairment losses related to intangible assets.

f)

Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment of long-lived assets recorded during the years ended December 31, 2015 and 2014.

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

i)

Revenue recognition

Revenue is recognized when products are shipped. No warranty coverage or right of return provisions are provided to customers. Amounts received as prepayment on future products or services are recorded as unearned revenues and recognized as income when the product is shipped or service performed. During the fiscal year ending December 31, 2015 and 2014, the Company had sales to one entity of approximately 27% and 36%, respectively, of its revenues. At December 31, 2015 and 2014, 29% and 40%, respectively, of accounts receivable were from one customer due to their additional role as a distributor for the Company’s radiochemical and nuclear medicine products. The loss of this customer may result in lower revenues and limit the cash available to grow the business and achieve profitability.

j)

Research and development costs

The Company had research and development expenses totaling $821,453 in 2015 and $464,206 in 2014.

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

For the years ended December 31, 2015 and 2014, the Company recognized share-based compensation expense of $147,392 and $243,683, respectively, related to stock options, warrants and stock grants. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

l)

Net loss per common share – basic and diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

At December 31, 2015 and 2014, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	December 31,
	2015	2014
Stock options	27,950,000	27,950,000
Warrants	42,257,951	42,257,951
850 shares of Series B redeemable convertible preferred stock	425,000	425,000
	70,632,951	70,632,951

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

n)

Recent accounting standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”.  The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date financial statements are issued.  ASU 2014-15 is effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter, with early application permitted.  We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis”.  The guidance in “Consolidation” (Topic 810) responds to stakeholder concerns about the current accounting for consolidation of certain legal entities.  ASU No. 2015-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. We are evaluating the standard, but do not expect the standard to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the effect the new standard will have on the financial statements.

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $120,060,449 at December 31, 2015, and a net loss of $1,818,225 for the year then ended. The Company’s working capital, which includes inventory that will not be sold for up to three years, has increased by $510,413 from the prior year. The Company has provided cash flows from operations of $339,604.  During 2015, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products. The Company’s net loss was $1,818,225 in 2015, compared to a net loss of $1,545,077 in 2014. This is an increase in net loss of $273,148, or approximately 17%.

During the year ended December 31, 2015, the Company continued to focus on its long-standing core business segments, which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

In October 2014, the Company secured a ten year cobalt production agreement with the United States Department of Energy (“DOE”).  The agreement provides the Company with access to all of the currently available cobalt production positions in the DOE’s Advanced Test Reactor (“ATR”) located at the Idaho National Laboratory in Idaho Falls, Idaho.  The ATR is the only DOE reactor in the United States (“U.S.”) capable of producing large quantities of high specific activity cobalt.

In addition to the cobalt production agreement with the DOE, the Company entered into supply agreements in 2015 with several customers for the purchase of cobalt-60. Because it takes approximately two to three years to irradiate cobalt targets to the desired level of activity, the shipment of cobalt-60 product to these customers is anticipated to begin in 2017.  Pursuant to these cobalt-60 supply agreements, the Company will not only supply cobalt-60 to the customers but, in some instances, will also provide on-going services with respect to manufacturing and selling cobalt sources. Each contract requires quarterly progress payments to be paid by each customer to the Company.

Due to changes in the nuclear industry over the past few years, the Company’s plans for the design and construction of a large scale uranium de-conversion and fluorine extraction facility were placed on hold.  The Company expects that further activity on this project will remain on hold until the market and industry conditions change to justify resuming design and construction of the facility.  The Company will continue to incur some costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. In July 2015, the Company announced that it executed an amendment to its Project Participation Agreement (PPA) with the Lea County, New Mexico Board of Commissioners. The PPA granted to the Company direct and indirect assistance for locating its proposed depleted UF6 de-conversion facility in Hobbs, New Mexico. The principal component of assistance was the conveyance of approximately 640 acres of land for construction and operation of the proposed facility.  The conveyance of the land was contingent upon the Company commencing construction on Phase 1 of the facility by December 31, 2014 and hiring a certain number of employees by December 31, 2015. Under the amendment to the PPA, the Lea County, New Mexico Board of Commissioners agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively.

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset. During the year ended December 31, 2015, the Company incurred costs of approximately $357,000 to maintain licenses and other necessary project investments. During the same period in 2014, the Company incurred costs of approximately $419,000 for planning and development activities on the project.

The Company expects that cash from operations and its current cash balance will be sufficient to fund operations for the next twelve months.  Future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

NOTE 3 – PURCHASED ASSETS AND INVESTMENTS

Interest in RadQual, LLC

The Company owns a 24.5% interest in RadQual, LLC (“RadQual”), with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,434,928 and is reported as an asset at December 31, 2015.  For the year ended December 31, 2015, member distributions from RadQual totaled $22,536 and were recorded as a reduction of the investment, and for the same period in 2014, member distributions totaled $96,681. For the years ended December 31, 2015 and 2014, earnings allocated to the Company from RadQual totaled $89,279 and $96,058, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s consolidated statements of operations.

At December 31, 2015 and 2014, the Company had receivables from RadQual in the amount of $317,400 and $310,776, respectively, which are recorded as part of accounts receivable on the Company’s consolidated balance sheets.  For the years ended December 31, 2015 and 2014, the Company had revenues from RadQual in the amount of $1,932,992 and $2,727,637, respectively, which are recorded as sale of product on the Company’s consolidated statements of operations. Sales to RadQual in 2015 were solely for nuclear medicine products and sales to RadQual in 2014 represent combined nuclear medicine and iodine sales. At December 31, 2015 and 2014, TI Services had payables to RadQual in the amount of $113,000 and $103,000, respectively.

Summarized financial information for RadQual as of the years ended December 31 was as follows:

	2015	2014
Current assets	$510,000	$499,000
Noncurrent assets	14,000	59,000
Current liabilities	345,000	499,000
Noncurrent liabilities	-	-

Revenue	3,033,000	3,837,000
Gross profit	858,000	921,000
Net income	$342,000	$386,000

Acquisition of interest in TI Services, LLC

In December 2010, the Company together with RadQual, formed a 50% owned joint venture, TI Services, LLC (“TI Services”). TI Services is engaged in the distribution and selling of products related to the nuclear medicine industry. Because the Company controls more than a 50% direct and indirect ownership interest in TI Services, the assets and liabilities of TI Services are consolidated with those of the Company, and RadQual’s non-controlling interest in TI Services is included in the Company’s financial statements as a non-controlling interest.

NOTE 4 – INVENTORIES

Inventories consisted of the following at December 31, 2015 and 2014:

	2015	2014
Raw materials	$91,555	$91,555
Work in process	749,130	943,234
Work in process – irradiated cobalt	262,200	-
Finished goods	8,685	14,317
	$1,111,570	$1,049,106

Included in inventories are the various pellet holders and housings involved in target fabrication, raw cobalt, strontium and other raw elements, completed flood sources, irradiated cobalt and nuclear medicine-related materials and products.

Work in process includes cobalt-60 targets that are located in the U.S. federal government’s Advanced Test Reactor (“ATR”) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the reactor. In connection with our year-end procedures, it was determined that some of the older, lower activity level targets no longer held commercial value. The carrying value of these targets was expensed at that time and $102,857 was charged to cost of goods sold and the value of the cobalt target inventory was decreased accordingly. At December 31, 2015, the remaining cobalt target inventory had a carrying value of $458,852, and at December 31, 2014 the inventory was valued at $691,501.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the reactor exclusively for purchase by the Company, and at December 31, 2015, the amount of accumulated irradiation charges reported as inventory was $262,200. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling and irradiation charges. These payments have been recorded as unearned revenue.  The revenue and the costs associated with irradiation will be recognized as the targets are completed and shipped to the customer, which is expected to be in 2017.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2015 and 2014:

	2015	2014	Estimated Useful Lives
Furniture and fixtures	$126,194	$382,966	3 - 5 years
Transportation equipment	117,726	117,726	5 - 10 years
Plant and improvements	463,754	463,754	5 years
Production equipment	3,417,695	3,348,829	5 - 10 years
	4,125,369	4,313,275
Accumulated depreciation	(2,193,106)	(2,098,425)
	$1,932,263	$2,214,850

Depreciation expense was $97,680 and $137,861 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – PATENTS AND OTHER INTANGIBLE ASSETS

The Company owns certain patents and patents pending related to a fluorine extraction process and patents for various uses of some fluoride gases as fluorinating agents.  These patents were developed in an effort to expand the possible markets for the high purity fluoride gases the Company will produce with its fluorine extraction process.  In 2010, the Company was granted an additional process patent on the FEP process and during 2011 the Company started the process to file for international protections of this patent in South Africa, Japan, Russia, China, Canada, and the European Union.  During 2012, the Company was granted additional process patents for the FEP process in the United States.  In 2013, the FEP process patent was granted in Russia and in 2014 the FEP process patent was granted in South Africa.  In 2015, the FEP process patents in china and japan were abandoned. The applications in the other countries are still in process. At the present time, the final value of this patent technology or the feasibility of expanding the fluoride gas markets through the use of this newly patented technology is uncertain.

On September 15, 2015, the Company obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  The trademark is for sodium iodide (I-131) radiochemical product as solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers.

In November 2015, the Company discontinued the patent process related to a cobalt target design.  Previously capitalized costs of $26,582, plus accumulated amortization in the amount of $6,007, were written off at that time.

In October 2012, the NRC issued the Company a 40-year construction and operating license for the de-conversion facility.  Capitalized costs associated with the licensing and planning process for this license are being amortized over the 40-year life of the license.

The following table summarizes the patent and intangible activity for the years ended December 31, 2015 and 2014:

	2015	2014
Beginning	$4,901,698	$4,867,867
Additions	22,734	33,831
Disposals	(26,582)	-
Ending	4,897,850	4,901,698
Accumulated amortization	(610,002)	(502,515)
	$4,287,848	$4,399,183

During the year ended December 31, 2015, the Company recognized $107,487 of amortization expense, net of accumulated amortization of $6,007 previously recorded for the abandoned patent process mentioned above. During the year ended December 31, 2014, $113,359 of amortization expense was recognized.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows

Years ending December 31,
2016	$112,016
2017	112,016
2018	112,016
2019	112,016
2020	112,016
Thereafter	3,727,768
$4,287,848

NOTE 7 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible debentures

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8% per annum payable semi-annually, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty- five percent (25%) of the shares issuable upon conversion of the debentures.  The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.

In accordance with FASC 470-20, Accounting for Convertible Debt Instruments that may be settled in cash upon conversion, the Company allocated the proceeds to the debentures and warrants based on their relative fair value, which resulted in $2,703,144 being allocated to the debentures and $366,756 being allocated to the warrants.  Subsequent to the allocation, the Company calculated a beneficial conversion feature of $25,656.  The allocated warrant value and the beneficial conversion feature were recorded as debt discount and will be accreted to interest expense over the five-year life of the debentures. During each period ended December 31, 2015 and 2014, $73,352 of the allocated fair value of the warrants was accreted to interest expense and $5,131 of the beneficial conversion feature was accreted to interest expense during each period.

In connection with this offering, the Company paid a fee and issued to the placement agent a warrant to purchase 1,091,520 shares of the Company’s common stock.  The placement warrant had a fair value of $133,285.  The value of the placement warrant and the fees are recorded as offering costs and are being amortized to expense over the life of the debentures.

In February 2013, the Company entered into a securities purchase agreement with certain private investors pursuant to which it sold convertible debentures for an aggregate of $1,060,000.  The debentures accrued interest at a rate of 10% per annum, compounded annually and matured February 2015.  On February 20, 2015, according to the terms of the note, principal totaling $1,060,000, plus accrued interest of $222,600, was converted into shares of the Company’s common stock.  The conversion terms of the note stipulated that the number of shares issued would be based on the lessor of the stated conversion price of $0.14 per share or the average trading price of the Company’s stock for the preceding 120 days prior to conversion.  The average trading price for the preceding 120 days was $0.04 per share, and therefore 32,065,000 shares were issued to holders of the convertible debentures upon conversion on February 20, 2015. The fair market value of the Company’s common stock was $0.15 per share on the date of the agreement.  Consequently, the difference between the anticipated conversion price of $0.14 and the closing price of $0.15, multiplied by the number of issuable common shares upon conversion, was recorded as a beneficial conversion feature with an increase to equity and a debt discount in the amount of $75,715.  This amount was accreted to interest expense through February 2015.  During the year ended December 31, 2015 and 2014, $5,408 and $37,587, respectively, of the beneficial conversion feature was amortized to interest expense.

Notes payable

During April 2013, the Company negotiated with the NRC to convert amounts owing as a trade payable into a long-term note.  The Company converted a total of $596,816 to the note payable which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matures February 15, 2016 and is unsecured.

In December 2013, the Company borrowed $500,000 from the Company’s Chairman of the Board of Directors (the “Board”) and one of the Company’s major shareholders.  The $500,000 note bears interest at 6% and was originally due June 30, 2014.  According to the terms of the note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock.  In connection with the note, each of the two lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock.

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

Notes payable as of December 31, 2015 and 2014 consist of the following:

Notes Payable Table:
	2015	2014
Note payable to the NRC bearing interest at 1% monthly installments of $17,500, unsecured	$45,871	$254,198
Convertible notes payable, bearing interest at 10%, settled	-	1,060,000
Convertible notes payable, bearing interest at 8%, due July 27, 2017	3,069,900	3,069,900
Note payable to related parties bearing interest at 6% all principal interest due on December 31, 2017, secured	500,000	500,000
Total notes payable	3,615,771	4,884,098
Less: unamortized debt discount	(347,547)	(548,479)
Less: current maturities	(45,871)	(1,268,327)
Notes payable, net of current installments and debt discount	$3,222,353	$3,067,292

Maturities of convertible debt and notes payable at December 31, 2015, are as follows:

Years ending December 31,
2016	$45,871
2017	3,569,900
Thereafter	-
$3,615,771

NOTE 8 – LEASE OBLIGATIONS

Operating leases

The Company currently leases office space under a ten year operating lease that expires in 2021. Rental expense under the leases for the years ended December 31, 2015 and 2014 was $136,313 for each year.

The following is a schedule by years of the currently held operating lease as of December 31, 2015:

Years ending December 31,
2016	$136,313
2017	136,313
2018	136,313
2019	136,313
2020	136,313
Thereafter	45,318
$726,883

NOTE 9 – SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Warrants

As disclosed in Note 7, on July 27, 2012, the Company entered into a securities purchase agreement with certain institutional and private investors. Each investor also received a common stock purchase warrant to purchase such number of shares of our common stock equal to twenty-five percent (25%) of the number of shares of common stock that the note purchased by such investor may be convertible into on the closing date.  The total possible number of warrants to be issued is 4,502,520. The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk-free rate of 0.650%, expected dividend yield of 0%, expected volatility of 88%, and an expected life of 5 years.

The following table summarizes warrant activity for the years ended December 31, 2015 and 2014:

Warrants	Outstanding Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	27,257,951	$0.26
Granted	15,000,000	0.06
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2014	42,257,951	0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2015	42,257,951	$0.18

In July 2015, the Board determined that it was in the best interests of the Company to extend the expiration dates of all outstanding Class H and Class I Warrants to January 31, 2016. Therefore, 1,913,892 Class H warrants, which previously carried an expiration date of August 24, 2015, and 12,924,887 Class I warrants, which previously carried an expiration date of October 24, 2015, were amended to extend the expiration date to January 31, 2016. The Company recorded approximately $884 of additional stock-based compensation expense with respect to this extension. As of January 31, 2016, none of the Class H or Class I Warrants had been exercised and therefore expired.

Mandatorily Redeemable Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share. The Board is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights, rights to the payment of dividends and amounts payable in event of liquidation, dissolution or winding up of the Company.

At December 31, 2015, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares are also convertible into common stock at a conversion price of $2.00 per share. These preferred shares carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying balance sheets.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

During 2015 and 2014, the Company issued 115,102 and 196,872 shares of common stock to employees for proceeds of $3,743 and $8,417, respectively, in accordance with the employee stock purchase plan.

Subsequent to December 31, 2015, the Company issued 10,671 shares of common stock for proceeds of $854 under this employee stock purchase plan.

2006 Equity Incentive Plan

In April 2015, the Board approved to put forth for shareholder vote, the International Isotopes Inc. 2015 Incentive Plan (the “2015 Plan”) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amends and restates the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”).

The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At December 31, 2015, there were 21,618,457 shares available for issuance under the 2015 Plan.

Stock Grants and Modifications

Pursuant to an employment agreement, the Company issued 280,000 in fully vested shares of Company stock in February 2016, under the 2015 Incentive Plan to a member of Company management.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share.  The agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to the issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $25,200, which was determined by multiplying the number of shares awarded by the closing price of common stock on February 29, 2016, which was $0.09 per share.  The Company withheld 112,140 shares to satisfy the employee’s payroll tax liabilities in connection with this issuance.  The net shares issued on February 29, 2016 totaled 167,860 shares.

Pursuant to the employment agreement noted above, the Company issued 280,000 in fully vested shares of Company stock in February 2015 under the 2006 Equity Incentive Plan to a member of Company management.  The number of shares issued was based on a price of $0.10 per share.  112,140 shares were retained in a cashless exercise by the Company to satisfy the employee’s payroll tax liabilities.  The net shares issued on February 27, 2015 totaled 167,860 shares.

On October 27, 2014, the Compensation Committee of the Company’s Board approved the re-pricing of an aggregate of 14,500,000 outstanding stock options held by executive officers and members of the Board, which had original exercise prices of either $0.07 or $0.08 per share. The Compensation Committee lowered the exercise price per share to $0.035 for each option, which was the fair market value of the Company’s stock on October 27, 2014. The expiration dates remained unchanged.  An additional $99,068 of compensation expense was recognized in 2014 and $2,694 in 2015.  The option re-price had a fair value of $102,322 as estimated on the date of re-pricing using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of between 0.41% and 1.94%, expected dividend yield rate of 0%, expected volatility between 51.49% and 79.32%, and an expected life between 1.80 and 7.93 years.

In addition, on October 27, 2014, the Compensation Committee granted an aggregate of 8,100,000 incentive stock options to executive officers and employees with an exercise price of $0.035 per share.  The Compensation Committee also granted 400,000 nonqualified stock options to consultants and 3,000,000 nonqualified stock options to members of the Board.  All of the stock options were granted with an exercise price of $0.035 per share, one third vest immediately, one third in one year, and one third in two years, and expire on October 27, 2024. The options had a fair value of $206,670 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.51%, expected dividend yield rate of 0%, expected volatility of 74.68%, and an expected life between 5.00 and 5.80 years.

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

Options	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at December 31, 2013	16,450,000	$0.09
Granted	11,500,000	0.04
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2014	27,950,000	0.04
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2015	27,950,000	$0.04	5.5	$1,730,500
Exercisable at December 31, 2015	23,241,666	$0.04	4.9	$1,437,583

The total intrinsic value of stock options outstanding at December 31, 2015 was $1,810,500. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.10 of our common stock as of the end of 2015 exceeds the exercise price of the options.

The Company recognized $138,115 and $234,635 of compensation expense related to these options for the years ended December 31, 2015 and 2014, respectively.

All options exercised were issued under a qualified plan and accordingly, there is no income tax effect in the accompanying financial statements.

NOTE 10 – INCOME TAXES

The Company paid no federal or state income taxes during 2015 and 2014. Income tax benefit on losses differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2015	2014
Income tax benefit	$(618,196)	$(554,065)
Nondeductible expenses	93,914	93,792
State taxes net of federal benefit	(83,638)	(74,962)
Change in valuation allowance	607,920	535,235
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred income tax asset	$-	$-
Net operating loss carryforward	12,335,934	11,672,252
Valuation allowance	(12,134,860)	(11,559,567)
Total deferred income tax asset	201,074	112,685
Deferred income tax liability - depreciation	(201,074)	(112,685)
Deferred tax asset (liability)	$-	$-

At December 31, 2015, the Company had net operating losses of approximately $31,400,000 that will begin to expire in 2023. The valuation allowances for 2014 and 2013 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax returns for the years ended December 31, 2012 through 2015 as remaining subject to examination. The Company’s income tax returns in state income tax jurisdictions remain subject to examination for years ended December 31, 2012 through 2015. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustment to such reserves was required by GAAP. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

The Internal Revenue Code contains provisions which reduce or limit the availability and utilization of net operating loss carry forwards in the event of a more than 50% change in ownership. If such an ownership change occurs with the Company, the use of these net operating losses could be limited.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on third parties

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the reactor and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  On October 2, 2014, the Company signed a ten year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target and with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024.  However, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the U.S.  If this were to occur, all payments made by the Company would be refunded.

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

Contingencies

Because all of the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a letter of credit and a restricted certificate of deposit, in the amount of $450,630, held with Wells Fargo Bank.

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $18,000 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. Although the Company reserves the right to make discretionary matching contributions to participant accounts, there were no employer matching contributions made for either 2015 or 2014. All amounts withheld for employee contributions for 2015 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

NOTE 12 – ASSET RETIREMENT OBLIGATION

As part of the Company’s NRC operating license and as part of the Company’s facility lease agreements, the Company is responsible for decommissioning any facilities upon termination or relocation of operations. The Company has developed a decommissioning funding plan using guidelines provided by the NRC and has estimated the cost of decommissioning the facility in Idaho Falls. The decommissioning cost estimate is reviewed at least annually to validate the assumptions and is revised as necessary when changes in the facility processes or radiological characteristics would affect the cost of decommissioning.

In accordance with GAAP, the Company has recognized future estimated decommissioning costs as an asset retirement obligation and a related capitalized lease disposal cost. The Company has recognized period-to-period changes in the liability (accretion) in the statement of operations as amortization expense.  Changes resulting from revisions to the original estimate are recorded as an increase or decrease to the capitalized lease disposal cost. Capitalized lease disposal cost is amortized on a straight-line basis over the remaining life of the facility operating lease agreement.  In November 2014, the Company updated its decommissioning funding Plan and, at that time, the current values of both the retirement obligation and capitalized cost were evaluated.  It was determined that because of a decrease in the risk-free interest rate used in the obligation computation, the retirement obligation should be decreased. As a result of this, during 2014, the retirement obligation was reduced by $162,426 to $450,630 and the capitalized cost was reduced from $77,899 to zero. The difference of $84,527 was recorded as a decrease to amortization expense.

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2015 and 2014:

	Obligation for Lease Disposal Cost	Capitalized Lease Disposal Cost
Balance at December 31, 2013	$566,369	$90,199
Increase in lease disposal costs	(162,426)	(77,899)
Accretion expense / amortization expense	46,687	(12,300)
Balance at December 31, 2014	450,630	-
Increase in lease disposal costs	-	-
Accretion expense / amortization expense	9,081	-
Balance at December 31, 2015	$459,711	$-

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2015 and 2014, the Company had no assets carried at fair value.

NOTE 14 – SEGMENT INFORMATION

Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company has identified the following business segments:

•

The Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry and includes consolidated reporting of TI Services, the Company’s 50/50 joint venture with RadQual.

•

The Cobalt Products segment includes management of a cobalt irradiation contract, fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

•

The Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by the Company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands.  Iodine-131 is the predominant radiochemical sold in this segment.

•

The Fluorine Products segment historically involved the production of small scale qualification samples of high purity fluoride gas for various industrial applications, as well as development of laboratory and analytical processes required to support the planned uranium de-conversion and fluorine extraction facility. During 2013, these testing activities were completed and the pilot plant facility was closed.  The Company has developed or acquired all patent rights to these processes. Future work in this segment will involve license support and, as financing permits, further work related to the de-conversion facility.

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

The following presents certain segment information as of and for the years ended December 31, 2015 and 2014:

Sale of product	2015	2014
Radiochemical products	$1,698,475	$1,742,495
Cobalt products	929,970	1,791,906
Nuclear medicine standards	3,135,094	3,267,254
Radiological services	1,181,957	621,431
Fluorine products	-	-
Transportation	116,700	113,775
Total segments	7,062,196	7,536,860
Corporate revenue	-	-
Total consolidated	$7,062,196	$7,536,860

Depreciation and amortization	2015	2014
Radiochemical products	$6,913	$7,178
Cobalt products	41,617	73,071
Nuclear medicine standards	15,818	19,162
Radiological services	25,588	29,436
Fluorine products	110,692	109,253
Transportation	4,442	6,780
Total segments	205,070	244,880
Corporate depreciation and amortization	6,104	96,538
Total consolidated	$211,174	$341,418

Segment income (loss)	2015	2014
Radiochemical products	$336,662	$366,223
Cobalt products	344,073	736,405
Nuclear medicine standards	483,169	636,322
Radiological services	568,192	201,169
Fluorine products	(356,492)	(418,887)
Transportation	(26,773)	(24,653)
Total segments	1,348,831	1,496,579
Corporate loss	(3,167,056)	(3,041,655)
Total consolidated	$(1,818,225)	$(1,545,077)

Expenditures for segment assets	2015	2014
Radiochemical products	$2,331	$53,320
Cobalt products	4,578	19,042
Nuclear medicine standards	26,817	528
Radiological services	24,642	2,632
Fluorine products	20,403	39,866
Transportation	-	-
Total segments	78,771	115,388
Corporate purchases	14,056	-
Total consolidated	$92,827	$115,388

Segment assets	2015	2014
Radiochemical products	$212,988	$230,257
Cobalt products	934,781	1,035,226
Nuclear medicine standards	626,615	564,034
Radiological services	502,445	381,898
Fluorine products	5,904,150	5,996,258
Transportation	1,642	8,434
Total segments	8,182,621	8,216,107
Corporate assets	3,060,606	2,734,030
Total consolidated	$11,243,227	$10,950,137

NOTE 15 – SUBSEQUENT EVENTS

Pursuant to an employment agreement, the Company issued to a member of Company management 280,000 shares of fully-vested Company stock in February 2016 under the 2015 Incentive Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The agreement states that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share. Compensation expense recorded pursuant to this transaction was $25,200, which was determined by multiplying the number of shares awarded by the closing price of the stock on February 29, 2016, which was $0.09 per share. The Company withheld 112,140 shares to satisfy the employee’s payroll tax liabilities in connection with this issuance.  The net shares issued on February 29, 2016 totaled 167,860 shares.