Form 10-Q
period 2016-03-31
INTERNATIONAL ISOTOPES INC
filed 2016-05-13
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, the number of shares of Common Stock, $.01 par value, outstanding was 402,448,153.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2016

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2016	2015
Current assets
Cash and cash equivalents	$429,156	$397,955
Accounts receivable	802,558	1,084,940
Inventories	1,178,685	1,111,570
Prepaids and other current assets	511,559	543,093
Total current assets	2,921,958	3,137,558

Long-term assets
Restricted certificate of deposit	450,630	450,630
Property, plant and equipment, net	1,961,944	1,932,263
Investment	1,458,731	1,434,928
Patents and other intangibles, net	4,268,452	4,287,848
Total long-term assets	8,139,757	8,105,669
Total assets	$11,061,715	$11,243,227

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$783,163	$1,043,989
Accrued liabilities	458,048	488,657
Current portion of unearned revenue	1,278,062	907,680
Current installments of notes payable	6,664	45,871
Total current liabilities	2,525,937	2,486,197

Long-term liabilities
Convertible debt, net of debt discount	2,966,303	2,946,683
Obligation for lease disposal costs	462,009	459,711
Unearned revenues	664,560	642,060
Notes payable, net of current portion and debt discount	345,779	275,670
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,288,651	5,174,124
Total liabilities	7,814,588	7,660,321

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 402,421,525 and 402,242,994 shares issued and outstanding respectively	4,024,215	4,022,430
Additional paid in capital	119,591,948	119,554,325
Accumulated deficit	(120,434,967)	(120,060,449)
Equity attributable to International Isotopes Inc. stockholders	3,181,196	3,516,306
Equity attributable to noncontrolling interest	65,931	66,600
Total equity	3,247,127	3,582,906
Total liabilities and stockholders' equity	$11,061,715	$11,243,227

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2016	2015

Sale of product	$1,691,677	$1,936,481
Cost of product	944,540	1,125,943
Gross profit	747,137	810,538

Operating costs and expenses:
Salaries and contract labor	437,135	408,184
General, administrative and consulting	454,506	376,696
Research and development	148,608	92,747
Total operating expenses	1,040,249	877,627

Operating loss	(293,112)	(67,089)

Other income (expense):
Other income	4,500	6,955
Equity in net income of affiliate	23,803	34,693
Interest income	93	92
Interest expense	(110,470)	(141,124)
Total other income (expense)	(82,074)	(99,384)
Net loss	(375,186)	(166,473)
Loss (income) attributable to non-controlling interest	668	(5,075)

Net loss attributable to International Isotopes Inc.	$(374,518)	$(171,548)

Net loss per common share - basic and diluted	$-	$-

Weighted average common shares outstanding - basic and diluted	402,335,817	386,006,105

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(375,186)	$(166,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net income in equity method investment	(23,803)	(34,693)
Depreciation and amortization	54,008	51,685
Gain on disposal of property, plant and equipment	(4,500)	-
Accretion of obligation for lease disposal costs	2,298	2,253
Accretion of beneficial conversion feature and debt discount	48,880	54,289
Equity based compensation	38,554	56,345
Changes in operating assets and liabilities:
Accounts receivable	282,382	(236,548)
Prepaids and other current assets	31,534	20,890
Inventories	(67,115)	93,125
Unearned revenues	392,882	-
Accounts payable and accrued liabilities	(291,435)	175,151
Net cash provided by operating activities	88,499	16,024

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,500	-
Dividends received from equity method investment	-	10,684
Purchase of property, plant and equipment	(16,781)	(9,723)
Net cash (used in) provided by investing activities	(12,281)	961

Cash flows from financing activities:
Proceeds from sale of stock	854	1,548
Principal payments on notes payable	(45,871)	(51,887)
Net cash used in financing activities	(45,017)	(50,339)

Net increase (decrease) in cash and cash equivalents	31,201	(33,354)
Cash and cash equivalents at beginning of period	397,955	558,541
Cash and cash equivalents at end of period	$429,156	$525,187

Supplemental disclosure of cash flow activities:
Cash paid for interest	$-	$114,076

Supplemental disclosure of noncash financing and investing transactions:
Increase in equity and decrease in debt for conversion of debentures	$-	$1,060,000
Increase in equity and decrease in accrued interest for conversion of debentures	$-	$222,600
Dealer financing for the purchase of a new vehicle	$45,713	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2016

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries.  The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC, which is located in Ohio.

Nature of Operations – INIS and its subsidiaries and joint venture (collectively, the Company, we, our or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. The Company also provides a host of transportation, recycling, and processing services on a contract basis for clients and holds several patents for a fluorine extraction process that it expects to use in conjunction with a proposed commercial depleted uranium de-conversion facility in Lea County, New Mexico.   The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. The Company’s headquarters and all operations, with the exception of TI Services, LLC, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries and its 50% owned joint venture, TI Services, LLC. In addition, RadQual’s interest in TI Services, is included in the Company’s consolidated financial statements as a non-controlling interest due to its 24.5% ownership interest in RadQual. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016.

Recent Accounting Standards – In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”.  The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date financial statements are issued.  ASU 2014-15 is effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter, with early application permitted.  The Company is evaluating the new standard, but does not at this time expect this standard to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” which defers the effective date of ASU 2014-09 for all entities by one year.  The guidance in “Revenue Recognition (Topic 606)” requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, but does not at this time expect this standard to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory” which requires entities to measure inventory at the lower of cost and net realizable value with net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years.  The Company is evaluating the new standard, but does not at this time, expect this standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the new standard will have on its financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the three-month period ended March 31, 2016, the Company reported a net loss of $374,518, including non-controlling interest loss and net cash provided by operating activities of $88,499. During the same period in 2015, the Company reported a net loss of $171,548, net of non-controlling interest income, and net cash provided by operating activities of $16,024.

During the quarter ended March 31, 2016, the Company continued its focus upon its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

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

(3)

Net Loss Per Common Share - Basic and Diluted

For the three months ended March 31, 2016, the Company had 27,950,000 stock options outstanding, 27,419,172 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended March 31, 2015, the Company had 27,950,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,458,731 and is reported as an asset at March 31, 2016.  For the three months ended March 31, 2016, there were no member distributions from RadQual, and for the same period in 2015, member distributions totaling $10,684 were recorded as a reduction of the investment.  During the three months ended March 31, 2016 and 2015, earnings allocated to the Company from RadQual totaled $23,803 and $34,693, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At March 31, 2016 and 2015, the Company had receivables from RadQual in the amount of $352,274 and $357,379, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended March 31, 2016 and 2015, the Company had revenue from RadQual in the amount of $516,358 and $515,583, respectively, which is recorded as sale of product on the Company’s condensed consolidated statements of operations.

Summarized financial information for RadQual as of March 31, 2016 and for March 31, 2015 is presented below:

	For the three-months ended March 31,
RadQual LLC	2016	2015
Current assets	$599,038	$588,073
Noncurrent assets	14,247	14,331
Current liabilities	377,233	508,767
Noncurrent liabilities	$-	$(45,348)

Revenue	$722,001	$810,727
Gross profit	249,906	258,619
Net income	$97,251	$136,530

(5)

Inventories

Inventories consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$91,555	$91,555
Work in progress	1,077,326	1,011,330
Finished goods	9,804	8,685
	$1,178,685	$1,111,570

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. All targets held at the reactor are in various stages of irradiation and their carrying value is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the reactor. As of March 31, 2016, and December 31, 2015, the total carrying value of the target inventory was $835,052 and $721,052, respectively.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the reactor exclusively for purchase by the Company. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling and irradiation charges. These payments have been recorded as unearned revenue. The revenue and the costs associated with irradiation will be recognized as the targets are completed and shipped to the customer, which is expected to be in 2017.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the three months ended March 31, 2016 and 2015, the Company issued 10,671 and 60,715 shares of common stock, respectively, to employees for proceeds of $854 and $1,548, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan. As of March 31, 2016, 850,373 shares of common stock remain available for issuance under the Company’s employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, our Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At March 31, 2016, there were 21,450,597 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	27,950,000	$0.04
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2016	27,950,000	$0.04	5.2	$1,457,000
Exercisable at March 31, 2016	23,429,166	$0.04	4.6	$1,214,917

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.09 per share on March 31, 2016, the last trading day of the quarter.

As of March 31, 2016, there was $30,627 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 0.55 years.

Total stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $38,554 and $56,345, respectively.

Pursuant to an employment agreement with its CEO, the Company issued 280,000 fully vested shares of common stock in February 2016, under the Company’s 2015 Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $15,107, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 26, 2016, which was $0.09 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 29, 2016, totaled 167,860.

Warrants

Warrants outstanding at March 31, 2016, and changes during the three months ended March 31, 2016, were as follows:

Warrants
Outstanding at December 31, 2015	42,257,951
Issued	-
Exercised	-
Forfeited	(14,838,779)
Outstanding at March 31, 2016	27,419,172

On January 31, 2016, per the terms of the warrants, all Series H Warrants for the issuance of 1,913,892 shares of common stock, and all Series I Warrants for the issuance of 12,924,887 shares of common stock, expired.

(7)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the reactor and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target and with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date.  Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, all payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all of the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a letter of credit and a restricted certificate of deposit, in the amount of $450,630, held with Wells Fargo Bank.

On March 8, 2016, the Company delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California.  The demand letter requested arbitration before the American Arbitration Association seeking recovery of a deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied the Company’s claims against AOS and requested reimbursement from the Company of $2,000,000, plus attorneys’ fees and costs, for breach of contract and other claims. Both parties have agreed to mediation regarding the claims, which is expected to take place in June 2016.  No accruals have been made in the Company’s financial statements for this pending arbitration. Additionally, it is not possible at this time to predict the outcome of this matter and there is no assurance that the Company will be successful with its claim.

(8)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2016	2015
Radiochemical Products	$382,245	$421,639
Cobalt Products	313,786	253,315
Nuclear Medicine Standards	813,159	869,982
Radiological Services	127,987	354,895
Fluorine Products	-	-
Transportation	54,500	36,650
Total Segments	1,691,677	1,936,481
Corporate revenue	-	-
Total Consolidated	$1,691,677	$1,936,481

	Three months ended March 31,
Depreciation and Amortization	2016	2015
Radiochemical Products	$1,748	$1,704
Cobalt Products	9,691	10,487
Nuclear Medicine Standards	4,300	3,616
Radiological Services	6,961	6,118
Fluorine Products	27,948	27,522
Transportation	1,760	1,111
Total Segments	52,408	50,558
Corporate depreciation and amortization	1,600	1,127
Total Consolidated	$54,008	$51,685

	Three months ended March 31,
Segment Income (Loss)	2016	2015
Radiochemical Products	$63,098	$86,968
Cobalt Products	203,365	150,268
Nuclear Medicine Standards	154,731	192,649
Radiological Services	47,594	142,361
Fluorine Products	(74,181)	(98,156)
Transportation	10,862	(6,635)
Total Segments	405,469	467,455
Corporate loss	(779,987)	(639,003)
Net Loss	$(374,518)	$(171,548)

	Three months ended March 31,
Expenditures for Segment Assets	2016	2015
Radiochemical Products	$-	$870
Cobalt Products	-	-
Nuclear Medicine Standards	-	487
Radiological Services	4,803	-
Fluorine Products	8,719	8,364
Transportation	50,772	-
Total Segments	64,294	9,721
Corporate purchases	-	-
Total Consolidated	$64,294	$9,721

	March 31,	December 31,
Segment Assets	2016	2015
Radiochemical Products	$219,507	$212,988
Cobalt Products	1,063,184	934,781
Nuclear Medicine Standards	617,366	626,615
Radiological Services	169,071	502,445
Fluorine Products	5,884,466	5,904,150
Transportation	50,655	1,642
Total Segments	8,004,249	8,182,621
Corporate assets	3,057,466	3,060,606
Total Consolidated	$11,061,715	$11,243,227

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding prospects of our business segments, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of the old design cobalt targets, the business prospects and  growth projection for TI Services, LLC, growth and expected revenue of the radiochemical, radiological and transportation segments, and the status of our proposed uranium de-conversion facility and related licenses and development, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 24, 2016, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries and joint venture (collectively, the “Company,” “we,” “our,” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned new commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, with which we have an exclusive manufacturing agreement for nuclear imaging products. Our business consists of the following six major business segments:

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

Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. This segment will also contain our generic radiopharmaceutical and pharmaceutical products we plan to begin producing pending further product development and U.S. Food and Drug Administration (FDA) approval.

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases that we expected to be produced using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico.  Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.  Further activity within this segment will be deferred until market and industry conditions change and justify resuming design and construction of the facility.  In the meantime, the Company expects to continue to incur costs associated with the maintenance of licenses and other necessary project investments, and the Company expects to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services such as processing gemstones, decommissioning disused irradiation units, and performing sealed source exchanges in irradiation and therapy units.  We are licensed through the Nuclear Regulatory commission (NRC) to perform certain field service activities in connection with the U.S. Department of Energy’s (DOE) Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in this field service work to perform numerous OSRP field service jobs.

Transportation. Our Transportation segment was established in 2006 to provide transportation of our own products and to support our field services activities and to offer “for hire” transportation services of hazardous and non-hazardous cargo materials. This business segment provides us with considerable savings for the transportation of our products and produces a small revenue stream by providing transportation of products for other companies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31,  2015

Revenue for the three months ended March 31, 2016 was $1,691,677 as compared to $1,936,481 for the same period in 2015, an overall decrease of $244,804, or approximately 13%. The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2016	2015	$ change	% change
Radiochemical Products	$382,245	$421,639	$(39,394)	-9%
Cobalt Products	313,786	253,315	60,471	24%
Nuclear Medicine Standards	813,159	869,982	(56,823)	-7%
Radiological Services	127,987	354,895	(226,908)	-64%
Fluorine Products	-	-	-	0%
Transportation	54,500	36,650	17,850	49%
Total Consolidated	$1,691,677	$1,936,481	$(244,804)	-13%

Cost of sales decreased to $944,540 for the three months ended March 31, 2016 from $1,125,943 for the same period in 2015.  This is a decrease of $181,403, or approximately 16%. Gross profit for the three months ended March 31, 2016 was $747,137, compared to $810,538 for the same period in 2015.  This represents a decrease of $63,401, or approximately 8%.  Our gross profit percentage was up slightly to 44% for the three months ended March 31, 2016, from 42% for the same period in 2015, as a result of efficient purchasing of material. Our cost of sales was down for all business segments, except cobalt products, which relates directly to our overall decreased sales for the three months ended March 31, 2016, as compared to the same three-month period in 2015.

The following table presents gross profit data for each of our business segments for the three months ended March 31, 2016 and 2015:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2016	2016	2015	2015
Total Sales	$1,691,677		$1,936,481
Cost of Sales
Radiochemical Products	$294,069	17%	$309,915	16%
Cobalt Products	55,276	3%	52,288	3%
Nuclear Medicine Standards	532,511	31%	557,617	29%
Radiological Services	59,551	4%	200,294	10%
Fluorine Products	-	-	-	-
Transportation	3,133	1%	5,828	1%
Total Segments	944,540	56%	1,125,943	59%

Gross Profit	$747,137		$810,538
Gross Profit %	44%		41%

Operating expense increased to $1,040,249 for the three months ended March 31, 2016, from $877,627 for the same period in 2015.  This increase of $162,622, or approximately 19%, is the result of a significant increase in research and development costs, which went from $92,747, for the three months ended March 31, 2015, to $148,608 for the same period in 2016.  This is an increase of $55,861, or approximately 60% and is attributable to our increased expenditures on product development within our radiochemical business segment. General administrative costs increased by approximately 21%, from $376,696 for the three months ended March 31, 2015, to $454,506, for the same period in 2016.  This is an increase of $77,810 and is the result of increased expense for employee health and safety training, legal expense and general operating expense. Salaries and contract labor costs increased by $28,951, for the three-month period ended March 31, 2016, as compared to the same period in 2015. This is an increase of $28,951, or approximately 7%. Non-cash equity compensation expense decreased to $38,554 for the three-month period ended March 31, 2016, from $56,345 for the same period in 2015.

The following table presents a comparison of total operating expense for the three months ended March 31, 2016 and 2015:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2016	2015	% change	$ change
Salaries and Contract Labor	$437,135	$408,184	7%	$28,951
General, Administrative and Consulting	454,506	376,696	21%	77,810
Research and Development	148,608	92,747	60%	55,861
Total operating expenses	$1,040,249	$877,627	19%	$162,622

Our net loss for the three months ended March 31, 2016 was $374,518, compared to $171,548, for the same period in 2015.  This is an increase in loss of $202,970, or approximately 118%, and is primarily the result of the decrease in gross profit and the increase in operating costs, and in particular, increased research and development costs during the three months ended March 31, 2016.

Interest expense for the three months ended March 31, 2016 was $110,470, compared to $141,124 for the same period in 2015. This is a decrease of $30,654, or approximately 22%. The decrease is primarily due to interest expense recorded for convertible debt which matured in February 2015.  We recorded approximately $21,000 of interest expense on the convertible debt during the three-month period ended March 31, 2015, and we recorded no interest expense on the convertible debt for the same period in 2016.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended March 31, 2016 was $382,245, compared to $421,639 for the same period in 2015.  This is a decrease of $39,394, or approximately 9% and is primarily the result of some pharmacy and hospital customers switching to an FDA- approved sodium iodide product versus our iodine-131 radiochemical product.   We currently distribute our iodine-131 as an active pharmaceutical ingredient. In September 2015, we obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM. I3odine/MAXTM, our sodium iodide radiochemical product (I-131), is an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. I3odine/MAXTM is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the product enhancements we have made in addition to the generic drug products we plan to submit to the FDA will increase sales in this business segment.

Gross profit of radiochemical products for the three months ended March 31, 2016 was $88,176, compared to $111,724, for the same period in 2015 and gross profit percentages were approximately 23% and 27% for the three months ended March 31, 2016 and 2015, respectively. Operating expense for this segment increased to $25,078 for the three months ended March 31, 2016, compared to $24,755 for the same period in 2015. This slight increase in operating expense, of approximately 1%, is primarily due to increased costs for general operating supplies as well as increased costs for health and safety training of employees, which we periodically conduct as a part of our on-going safety program. This segment reported net income of $63,098 for the three months ended March 31, 2016, as compared to net income of $86,968 for the same period in 2015.  The decrease of $23,870, or approximately 27%, is the result of our decreased sales.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended March 31, 2016 was $313,786, compared to $253,315, for the same period in 2015. This represents an increase of $60,471, or approximately 24%. Our cobalt sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s Advanced Test Reactor (“ATR”).  Although we have not been able to obtain high specific activity material from the DOE’s ATR reactor since late 2013, we have procured recycled material for some of our customers and in other instances our customers have supplied their own cobalt material for source fabrication.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning late in 2017 and every year thereafter through at least 2024.

During 2015, we entered into cobalt-60 supply agreements with several customers.  Pursuant to these contracts we will supply cobalt-60 to the customers and, in some instances, will provide on-going services with respect to the cobalt sales. The contract terms require quarterly progress payments from each customer.  The funding received under these contracts has been recorded as unearned revenue in our consolidated financial statements. We will begin recognizing the revenue when actual sales begin in 2017. Until we are able to ship the cobalt material currently under irradiation at the ATR, we will rely on obtaining recycled material and material procured in small quantities from other sources to fulfill some of our customer demand.

We continue to hold many in-progress old design cobalt targets at the ATR.  In December 2015, in connection with our year-end procedures, we reviewed the carrying value of these older targets and concluded that some of those with a lower activity level no longer held commercial value.  We expensed $102,857 for the impairment of this obsolete inventory to cost of goods sold at that time.  We believe that the remaining older targets have significant but varying degrees of market value depending on their specific activity levels and we are evaluating the costs of transporting and processing these old targets in their current condition to recover their value.  We believe we will be able to start transporting and selling some of this material beginning in the latter half of 2016.  At the end of 2016 and each year thereafter we will continue to review the residual value of this material and make adjustments as appropriate for material that has decayed to a point where it has no market value.

Gross profit for cobalt products for the three months ended March 31, 2016 was $258,510, compared to $201,027 for the same period in 2015. This is an increase of $57,483, or approximately 29% and is primarily attributable to our increased sealed source sales and lower cost of sales as a result of using less expensive recycled material, versus high specific activity material, in source production. Operating expense in this segment increased by $4,387, or approximately 9%, for the three months ended March 31, 2016, as compared to the same period in 2015, which was the result of increased repair costs and increased costs for health and safety training of employees which we periodically conduct as a part of our on-going safety program. Our net income for cobalt products was $203,365 for the three months ended March 31, 2016, as compared to net income of $150,268 for the same period in 2015.  The increase in net income was due to increased sales reported as well as a decrease in our cost of sales for the three months ended March 31, 2016, as compared to the same period in 2015.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended March 31, 2016 was $813,159, compared to $869,982 for the same period in 2015. This represents a decrease in revenue of $56,823, or approximately 7%. Revenue from nuclear medicine products includes sales from TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended March 31, 2016 and 2015:

	For the three- months ended March 31,	For the three- months ended March 31,
Nuclear Medicine Standards	2016	2015	% change
Sales
Sales to RadQual	$517,033	$533,768	-3%
TI Services LLC	296,126	336,214	-12%
	$813,159	$869,982	-7%

We reported TI Services sales for the three months ended March 31, 2016 of $296,126, as compared to $336,214 for the same period in 2015, a decrease of $40,088, or approximately 12%.  This decrease in TI Services sales is largely attributable to decreased sales of paper products used in nuclear medicine imaging.  Paper product sales have continuously declined over the past few years and it is expected that this trend will continue.  The decline is the result of clinics shifting towards the use of electronic records.  We intend to continue to work with RadQual and TI Services on marketing strategies to boost flood source sales, particularly the lightweight flood source which we introduced in 2014, as well as boost sales of other medical supplies that continue to be in demand. Sales to RadQual dropped by $16,735, or approximately 3%, for the three months ended March 31, 2016, as compared to the same period in 2015. We believe that this slight decrease was the result of a change in operations with one of our distributors and also the residual effect of a planned maintenance outage performed in our Idaho manufacturing facility in September 2015.  We expect stronger sales for the remainder of 2016.

Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2016 was $280,648, compared to $312,365 for the same period in 2015, a decrease in gross profit of $31,717, or approximately 10%. Operating expense for this segment for the three months ended March 31, 2016 increased to $125,917, from $119,715 for the same period in 2015. This increase of $6,202, or approximately 5%, is attributable to increased general operating costs incurred, specifically health and safety training for employees. Net income for this segment for the three months ended March 31, 2016, was $154,731, compared to $192,649 for the same period in 2015, and is the result of decreased sales reported for TI Services.

Radiological Services. Revenue from radiological services for the three months ended March 31, 2016 was $127,987, compared to $354,895 for the same period in 2015, a decrease of $226,908 or approximately 64%.  Radiological field services revenue accounted for approximately 9% of the revenue in this segment for the three-month period ended March 31, 2016, and approximately 86% for the same period in 2015.  The majority of our field service revenue is generated by the performance of field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units.

The DOE awards these OSRP jobs on a periodic basis which accounts for the fluctuation of field service revenue in our period-to-period comparison.  We have designed and built two mobile hot cell units that are adaptable for use in various source recovery environments and both have been successfully demonstrated in the field. In addition, we received an amendment to our NRC license that allows us to use these hot cells to perform source removal services on a wide variety of cobalt radiation therapy units. The mobile hot cells and license amendment have been used to support continued expansion of our field service activities. We expect these types of field service activities to continue throughout 2016.  Based upon the amount of anticipated future contract opportunities for this type of work, we expect that field services will continue to be the primary source of revenue within this segment in 2016.

Revenue generated from gemstone processing was $116,869 for the three-month period ended March 31, 2016, and was $48,830 for the same period in 2015.  This is an increase of $68,039, or approximately 139%. This increase is due to the larger volumes of material shipped to us for processing which we believe is based on current market demand for luxury items such as jewelry.

The following table presents radiological services revenue for the three months ended March 31, 2016 and 2015:

	For the three- months ended March 31,	For the three- months ended March 31,
Radiological Services	2016	2015	% change
Gemstone Processing	$116,868	$48,830	139%
Radiological Field Services	11,119	306,065	-96%
	$127,987	$354,895	-64%

Gross profit for this segment for the three months ended March 31, 2016 was $68,436, compared to $154,601 for the same period in 2015.  The decrease of $86,165, or approximately 56%, is due to the decrease in OSRP jobs performed during the period ended March 31, 2016, as compared to the same time period in 2015. Operating expense for the three months ended March 31, 2016 was $20,842, as compared to $19,155 for the same period in 2015.  This slight increase of $1,687, or approximately 9%, was the result of slight increases in labor cost and health and safety training for employees.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended March 31, 2016, or for the same period in 2015. During the three months ended March 31, 2016, we incurred $74,181 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $98,156 for the same three-month period in 2015. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (“FEP”). Our FEP patents offer a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. From 2004 to 2012, we used a pilot facility to develop production processes for various high-purity products and to test methods of scaling up the size of FEP production in support of the planned de-conversion facility in Lea County, New Mexico.  In 2012, we completed our testing of individual components and analytical processes and in 2013 we closed the pilot plant facility. Also, in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until we are able to secure additional de-conversion services contracts. Until such time that work resumes on the project we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

Transportation. Revenue from transportation services for the three months ended March 31, 2016 was $54,500, compared to $36,650 for the same period in 2015. This is an increase of $17,850, or approximately 49%.  The increase in revenue was attributable to increased opportunities for transportation of our cobalt products and transportation support for radiological services performed during the period. We primarily use our transportation services to support the jobs performed in these two business segments.  There are numerous regulations that apply to, and agencies which monitor, the security and tracking of cobalt shipments and our Transportation segment specializes in the transport of hazardous, radioactive materials, including large cobalt shipments.  Gross profit was $51,367 for the three months ended March 31, 2016, compared to $30,822 for the same period in 2015, and operating expense was $45,005 for the three months ended March 31, 2016, compared to $37,457 for the same period in 2015. The increase in gross profit was due to increased sales reported in this segment.  The increase in operating expense is the result of increased insurance costs and wage expense reported in this segment. Net income reported for this segment was $10,862 for the three months ended March 31, 2016, and net loss was $6,635 for the same period in 2015.  During the three months ended March 31, 2016 we recognized $4,500 of other income in this segment as the result of the sale of a vehicle.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2016, we had cash and cash equivalents of $429,156 as compared to $397,955 at December 31, 2015.  This is an increase of $31,201, or approximately 8%.  For the three months ended March 31, 2016, net cash provided by operating activities was $88,499, and for the three months ended March 31, 2015, net cash provided by operating activities was $16,024. The increase in cash provided by operating activities is the combined result of decreases in accounts receivable and a significant increase in unearned revenues. The decrease in accounts receivable reflects normal fluctuations in segment sales as well as payment terms and sales. The increase in unearned revenues is the result of payments received on cobalt irradiation contracts discussed above. The terms of these cobalt contracts require quarterly progress payments from each customer. These payments are recorded as unearned revenue and will be reported as sales when the cobalt material ships, which is expected to be in late 2017.

Inventories at March 31, 2016 totaled $1,178,685, and inventories at December 31, 2015 totaled $1,111,570. The majority of our inventory consists of irradiated material held at the ATR located outside of Idaho Falls, Idaho.  For the three months ended March 31, 2016, our target inventory accounted for approximately 78% of our work in process inventory, and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. For the three months ended March 31, 2015, our target inventory accounted for approximately 82% of our work in process inventory. During December 2015, as part of our year-end procedures, we evaluated our older cobalt targets and concluded that, due to decay of activity, some had little or no market value. We wrote off approximately $103,000 of the target inventory at that time. We are currently in discussions with the DOE regarding future options for the remainder of those older targets.  We believe that the older design targets have significant but varying degrees of market value depending on what additional costs we may have to incur in order to transport them to our facility for processing. We anticipate that the decision regarding the future of these targets will be made during 2016.

Cash used in investing activities was $12,281 for the three months ended March 31, 2016, and for the same period in 2015, cash provided by investing activities was $961. During the three months ended March 31, 2016, we purchased a truck for use in our transportation segment. In addition, we did not receive any dividend payments on our equity investment in RadQual during the three-month period. During the three-month period ended March 31, 2015, we reported $9,723 of asset purchases and $10,684 of dividend payments on our equity investment.

Financing activities used cash of $45,017 during the three months ended March 31, 2016 and used cash of $50,339 for the same period in 2015. During the three months ended March 31, 2016, we received cash proceeds of $854 from the issuance of stock as compared to $1,548 for the same period in 2015 Principal payments on notes payable for the three months ended March 31, 2016, were $45,871 as compared to $51,887 for the same period in 2015.

Total increase in cash for the period ended March 31, 2016, compared to December 31, 2015, was $31,201 and was the combined result of funds received under our cobalt irradiation contracts, decreased spending for services in support of the planned uranium de-conversion facility and asset purchases.

We have a long term investment of $1,458,731, which represents a 24.5% ownership in units of RadQual. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual. We purchased these shares with the intent of eventually acquiring the remaining shares of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.  However, at the present time, there is no formal action being taken to acquire the remainder of those shares.

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

At March 31, 2016, there were 27,419,172 outstanding warrants to purchase our common stock.  Included in these are 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the debentures.  The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years. At March 31, 2016, the outstanding balance of these debentures, net of debt discount, was $2,966,303.

During April 2013, we negotiated with the NRC to convert amounts owing as a trade payable to a long-term note.  We converted a total of $596,816 in accounts payable to the note which is payable in monthly installments of $17,500 and accrues interest at a rate of 1% annually.  The note matured in March 2016 and was paid in full.

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the “Lenders”), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due June 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of our common stock at $0.06 per share.  At March 31 2016, the balance of the promissory note was $500,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2016, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, we were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

On March 8, 2016, we delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.   AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied our claims against AOS and requested reimbursement from us in the amount of $2,000,000, plus attorneys’ fees and costs. Both parties have agreed to mediation regarding the claims, which is expected to take place in June 2016.  It is not possible at this time to predict the outcome of this matter and there is no assurance that we will be successful with our claim.

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2016	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.