Form 10-Q
period 2016-06-30
INTERNATIONAL ISOTOPES INC
filed 2016-08-12
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, the number of shares of Common Stock, $.01 par value, outstanding was 402,737,914.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2016

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2016	2015
Current assets
Cash and cash equivalents	$430,989	$397,955
Accounts receivable	757,812	1,084,940
Inventories	1,337,807	1,111,570
Prepaids and other current assets	400,168	543,093
Total current assets	2,926,776	3,137,558

Long-term assets
Restricted certificate of deposit	450,630	450,630
Property, plant and equipment, net	1,970,717	1,932,263
Investment	1,475,601	1,434,928
Patents and other intangibles, net	4,240,272	4,287,848
Total long-term assets	8,137,220	8,105,669
Total assets	$11,063,996	$11,243,227

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$881,529	$1,043,989
Accrued liabilities	393,496	488,657
Current portion of unearned revenue	1,613,944	907,680
Current installments of notes payable	6,760	45,871
Total current liabilities	2,895,729	2,486,197

Long-term liabilities
Convertible debt, net of debt discount	2,985,924	2,946,683
Obligation for lease disposal costs	464,319	459,711
Unearned revenues	672,060	642,060
Notes payable, net of current portion and debt discount	373,324	275,670
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	5,345,627	5,174,124
Total liabilities	8,241,356	7,660,321

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 402,718,769 and 402,242,994 shares issued and outstanding respectively	4,027,188	4,022,430
Additional paid in capital	119,613,257	119,554,325
Accumulated deficit	(120,880,394)	(120,060,449)
Equity attributable to International Isotopes Inc. stockholders	2,760,051	3,516,306
Equity attributable to noncontrolling interest	62,589	66,600
Total equity	2,822,640	3,582,906
Total liabilities and stockholders' equity	$11,063,996	$11,243,227

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sale of product	$1,698,732	$1,580,376	$3,390,409	$3,516,857
Cost of product	924,032	953,163	1,868,572	2,079,106
Gross profit	774,700	627,213	1,521,837	1,437,751

Operating costs and expenses:
Salaries and contract labor	466,062	422,068	903,197	830,252
General, administrative and consulting	527,108	426,028	981,614	802,724
Research and development	134,409	142,684	283,017	235,431
Total operating expenses	1,127,579	990,780	2,167,828	1,868,407

Operating loss	(352,879)	(363,567)	(645,991)	(430,656)

Other income (expense):
Other income	1,847	11,338	6,347	18,293
Equity in net income of affiliate	20,770	20,034	44,573	54,727
Interest income	64	122	157	214
Interest expense	(118,572)	(118,462)	(229,042)	(259,586)
Total other income (expense)	(95,891)	(86,968)	(177,965)	(186,352)
Net loss	(448,770)	(450,535)	(823,956)	(617,008)
Loss (income) attributable to non-controlling interest	3,343	3,043	4,011	(2,032)

Net loss attributable to International Isotopes Inc.	$(445,427)	$(447,492)	$(819,945)	$(619,040)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic and diluted	402,481,728	402,210,797	402,408,772	394,108,451

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(823,956)	$(617,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income in equity method investment	(44,573)	(54,727)
Depreciation and amortization	115,166	103,973
Gain on disposal of property, plant and equipment	(4,500)	-
Accretion of obligation for lease disposal costs	4,608	4,518
Accretion of beneficial conversion feature and debt discount	97,762	103,170
Equity based compensation	61,556	92,787
Changes in operating assets and liabilities:
Accounts receivable	327,128	109,531
Prepaids and other current assets	142,925	29,465
Inventories	(226,237)	63,731
Unearned revenues	736,264	1,210,700
Accounts payable and accrued liabilities	(257,621)	(85,860)
Net cash provided by operating activities	128,522	960,280

Cash flows from investing activities:
Restricted certificate of deposit	-	(225,315)
Proceeds from sale of property, plant and equipment	4,500	-
Dividends received from equity method investment	3,900	17,027
Purchase of property, plant and equipment	(58,531)	(30,478)
Net cash used in investing activities	(50,131)	(238,766)

Cash flows from financing activities:
Proceeds from sale of stock	2,134	2,226
Principal payments on notes payable	(47,491)	(103,903)
Net cash used in financing activities	(45,357)	(101,677)

Net increase in cash and cash equivalents	33,034	619,837
Cash and cash equivalents at beginning of period	397,955	558,541
Cash and cash equivalents at end of period	$430,989	$1,178,378

Supplemental disclosure of cash flow activities:
Cash paid for interest	$116,280	$163,640

Supplemental disclosure of noncash financing and investing transactions:
Dealer financing for the purchase of a new vehicle	$47,513	$-
Increase in equity and decrease in debt for conversion of debentures	$-	$1,060,000
Increase in equity and decrease in accrued interest for conversion of debentures	$-	$222,600
Increase in other assets and decrease in property, plant and equipment for cancellation of purchase contract	$-	$255,000

See accompanying notes to the unaudited condensed consoliated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2016

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries and its 50% owned joint venture, TI Services.  In addition, RadQual’s interest in TI Services, is included in the Company’s consolidated financial statements as a non-controlling interest due to the Company’s 24.5% ownership interest in RadQual. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016.

Recent Accounting Standards - In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”.  The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date financial statements are issued.  ASU 2014-15 is effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter, with early application permitted.  The Company is evaluating the new standard, but does not at this time expect this standard to have a material impact on its consolidated financial statements.

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

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the six-month period ended June 30, 2016, the Company reported a net loss of $819,945, including non-controlling interest loss and net cash provided by operating activities of $128,522. During the same period in 2015, the Company reported a net loss of $619,040, net of non-controlling interest income, and net cash provided by operating activities of $960,280.

During the quarter ended June 30, 2016, the Company continued its focus upon its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

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

(3)

Net Loss Per Common Share - Basic and Diluted

For the six months ended June 30, 2016, the Company had 27,450,000 stock options outstanding, 27,419,172 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the six months ended June 30, 2015, the Company had 27,950,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,475,601 and is reported as an asset at June 30, 2016.  For the six months ended June 30, 2016, member distributions from RadQual, totaled $3,900 and were recorded as a reduction of the investment, and for the same period in 2015, member distributions totaling $17,027 were recorded as a reduction of the investment.  During the six months ended June 30, 2016 and 2015, earnings allocated to the Company from RadQual totaled $44,573 and $54,727, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At June 30, 2016 and 2015, the Company had receivables from RadQual in the amount of $368,708 and $322,385, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended June 30, 2016 and 2015, the Company reported revenue from RadQual in the amount of $553,204 and $489,018 respectively.  For the six months ended June 30, 2016 and 2015, the Company reported revenue from RadQual in the amount of $1,070,237 and $1,022,786, respectively. Revenue from RadQual is recorded as sale of product on the Company’s condensed consolidated statements of operations.

Summarized financial information for RadQual for the three and six months ended June 30, 2016 and 2015 is presented below:

	For the three-months ended June 30,		For the six-months ended June 30,
RadQual LLC	2016	2015	2016	2015
Current assets	$650,445	$519,286	$650,445	$519,286
Noncurrent assets	12,916	14,247	12,916	14,247
Current liabilities	$404,802	$422,970	$404,802	$422,970
Noncurrent liabilities	-	-	-	-

Revenue	$819,257	$773,410	$1,622,077	$1,584,138
Gross profit	231,002	222,035	458,386	480,654
Net income	$101,220	$79,740	$185,368	$221,345

(5)

Inventories

Inventories consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$91,279	$91,555
Work in process	1,235,836	1,011,330
Finished goods	10,692	8,685
	$1,337,807	$1,111,570

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. All targets held at the reactor are in various stages of irradiation and their carrying value is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the reactor. As of June 30, 2016, and December 31, 2015, the total carrying value of the target inventory, was $947,157 and $721,052, respectively.

Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the reactor exclusively for purchase by the Company. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling, and irradiation charges. These payments have been recorded as unearned revenue. The revenue and the costs associated with irradiation will be recognized in the Company’s financial statements as the targets are completed and shipped to the customer, which is expected to begin in 2017.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the six months ended June 30, 2016 and 2015, the Company issued 26,665 and 87,343 shares of common stock, respectively, to employees for proceeds of $2,134 and $2,226, respectively.  All of these shares were issued in accordance with the Company’s employee stock purchase plan. As of June 30, 2016, 832,373 shares of common stock remain available for issuance under the Company’s employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, our Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At June 30, 2016, there were 21,669,347 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	27,950,000	$0.04
Granted	-
Exercised	(500,000)	$0.04
Forfeited	-
Outstanding at June 30, 2016	27,450,000	$0.05	5.0	$892,500
Exercisable at June 30, 2016	22,929,167	$0.05	4.5	$740,833

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.07 per share on June 30, 2016, the last trading day of the quarter.

As of June 30, 2016, there was $16,680 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 0.31 years.

Total stock-based compensation expense for the three months ended June 30 2016 and 2015 was $23,002 and $36,442, respectively.  And, total stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $61,556 and $92,787, respectively.

In June 2016, 500,000 qualified stock options were exercised under a cashless exercise.  The Company withheld 218,750 shares to satisfy the exercise price and issued 281,250 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

Pursuant to an employment agreement with its CEO, the Company issued 280,000 fully vested shares of common stock in February 2016, under the 2015 Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $15,107, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 26, 2016, which was $0.09 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 29, 2016, totaled 167,860 shares.

Warrants outstanding at June 30, 2016, and changes during the six months ended June 30, 2016, were as follows:

Warrants
Outstanding at December 31, 2015	42,257,951
Issued	-
Exercised	-
Forfeited	(14,838,779)
Outstanding at June 30, 2016	27,419,172

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

On March 8, 2016, the Company delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California.  The demand letter requested arbitration before the American Arbitration Association seeking recovery of a deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied the Company’s claims against AOS and requested reimbursement from the Company of $2,000,000, plus attorneys’ fees and costs, for breach of contract and other claims. The parties attempted mediation of the claims in June 2016, however, the mediation was unsuccessful.  The Company will now pursue arbitration proceedings with regard to this matter. The arbitration hearing is expected to be held in the first quarter of 2017.  No accruals have been made in the Company’s financial statements for this pending arbitration. Additionally, it is not possible at this time to predict the outcome of this matter and there is no assurance that the Company will be successful with its claim.

(8)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2016	2015	2016	2015
Radiochemical Products	$400,948	$433,520	$783,193	$855,159
Cobalt Products	191,869	232,743	505,655	486,058
Nuclear Medicine Standards	836,858	778,791	1,650,017	1,648,773
Radiological Services	233,080	99,272	361,067	454,167
Fluorine Products	-	-	-	-
Transportation	35,977	36,050	90,477	72,700
Total Segments	1,698,732	1,580,376	3,390,409	3,516,857
Corporate revenue	-	-	-	-
Total Consolidated	$1,698,732	$1,580,376	$3,390,409	$3,516,857

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2016	2015	2016	2015
Radiochemical Products	$1,750	$1,727	$3,498	$3,431
Cobalt Products	14,000	10,486	23,691	20,973
Nuclear Medicine Standards	4,153	3,598	8,453	7,214
Radiological Services	8,755	6,236	15,716	12,354
Fluorine Products	28,012	27,647	55,960	55,169
Transportation	2,889	1,110	4,649	2,221
Total Segments	59,559	50,804	111,967	101,362
Corporate depreciation and amortization	1,599	1,484	3,199	2,611
Total Consolidated	$61,158	$52,288	$115,166	$103,973

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2016	2015	2016	2015
Radiochemical Products	$96,373	$79,142	$159,471	$166,110
Cobalt Products	106,289	115,414	309,654	265,682
Nuclear Medicine Standards	207,069	143,713	361,800	336,362
Radiological Services	112,233	42,772	159,827	185,133
Fluorine Products	(121,119)	(88,939)	(195,300)	(187,095)
Transportation	(13,604)	2,853	(2,742)	(3,782)
Total Segments	387,241	294,955	792,710	762,409
Corporate loss	(832,669)	(742,447)	(1,612,655)	(1,381,449)
Net Loss	$(445,427)	$(447,492)	$(819,945)	$(619,040)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2016	2015	2016	2015
Radiochemical Products	$-	$549	$-	$1,419
Cobalt Products	-	-	-	-
Nuclear Medicine Standards	2,881	-	2,881	487
Radiological Services	36,010	7,034	40,813	7,034
Fluorine Products	-	2,458	8,719	10,822
Transportation	2,859	-	53,631	-
Total Segments	41,750	10,041	106,044	19,762
Corporate purchases	-	10,716	-	10,716
Total Consolidated	$41,750	$20,757	$106,044	$30,478

	June 30,	December 31,
Segment Assets	2016	2015
Radiochemical Products	$224,371	$212,988
Cobalt Products	1,159,898	934,781
Nuclear Medicine Standards	666,342	626,615
Radiological Services	151,002	502,445
Fluorine Products	5,855,999	5,904,150
Transportation	50,624	1,642
Total Segments	8,108,236	8,182,621
Corporate assets	2,955,760	3,060,606
Total Consolidated	$11,063,996	$11,243,227

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding prospects of our business segments, future positive cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of cobalt targets, the business prospects and growth projection for TI Services, LLC, growth and expected revenue of our segments, and the status of our proposed uranium de-conversion facility and related licenses and development, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 24, 2016, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries and joint venture (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical devices. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned new commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, with which we have an exclusive manufacturing agreement for nuclear imaging products. Our business consists of the following six major business segments:

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

 Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk form from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. This segment will also include our generic radiopharmaceutical and pharmaceutical products we plan to begin producing pending further product development and U.S. Food and Drug Administration (FDA) approval.

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases that we expected to be produced using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico.  Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on the proposed uranium de-conversion facility on hold.  Further development activity within this segment will be deferred until market and industry conditions change and justify resuming design and construction of the facility.  In the meantime, the Company expects to continue to incur costs associated with the maintenance of licenses and other necessary project investments, and to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue for the three months ended June 30, 2016 was $1,698,732 as compared to $1,580,376 for the same period in 2015, an overall increase of $118,356, or approximately 7%. The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended June 30,	For the three- months ended June 30,
Sale of Product	2016	2015	$ change	% change
Radiochemical Products	$400,948	$433,520	$(32,572)	-8%
Cobalt Products	191,869	232,743	(40,874)	-18%
Nuclear Medicine Standards	836,858	778,791	58,067	7%
Radiological Services	233,080	99,272	133,808	135%
Fluorine Products	-	-	-	-
Transportation	35,977	36,050	(73)	-
Total Segments	1,698,732	1,580,376	118,356	7%
Corporate revenue	-	-	-	-
Total Consolidated	$1,698,732	$1,580,376	$118,356	7%

Cost of sales decreased to $924,032 for the three months ended June 30, 2016 from $953,163 for the same period in 2015.  This is a decrease of $29,131, or approximately 3%. Gross profit for the three months ended June 30, 2016 was $774,700, compared to $627,213 for the same period in 2015.  This represents an increase of $147,487, or approximately 24%.  Our gross profit percentage was up to 46% for the three months ended June 30, 2016, from 40% for the same period in 2015.  We attribute our decrease in cost of sales and increase in gross profit percentage, in the three-month comparison, in part to efficiencies achieved in material purchasing and management.  Additionally, our cost of sales for cobalt products decreased significantly as a result of fewer costs incurred for high activity cobalt material which is used in the manufacture of sealed sources.

The following table presents gross profit data for each of our business segments for the three months ended June 30, 2016 and 2015:

	For the three- months ended June 30,	% of Total Sales	For the three- months ended June 30,	% of Total Sales
	2016	2016	2015	2015
Total Sales	$1,698,732		$1,580,376
Cost of Sales
Radiochemical Products	$278,553	16%	$322,208	20%
Cobalt Products	28,583	2%	61,493	4%
Nuclear Medicine Standards	504,566	30%	523,461	33%
Radiological Services	97,527	6%	44,428	3%
Fluorine Products	-	-	-	-
Transportation	14,803	1%	1,573	1%
Total Segments	924,032	55%	953,163	61%

Gross Profit	$774,700		$627,213
Gross Profit %	46%		40%

Operating expense increased to $1,127,579 for the three months ended June 30, 2016, from $990,780 for the same period in 2015.  This increase of $136,799, or approximately 14%, is the result of a significant increase in general, administrative and consulting costs, which went from $426,028, for the three months ended June 30, 2015, to $527,108 for the same period in 2016.  This is an increase of $101,080 or approximately 24% and is attributable to our increased expenditures for waste disposal.  Waste disposal costs were approximately $740 for the three months ended June 30, 2015, and approximately $149,000 for the same period in 2016. We are required by our NRC licensing agreements, to periodically dispose of manufacturing waste and during the three months ended June 30, 2016 we made two waste shipments.  Approximately $113,000 of this waste disposal cost was attributable to general manufacturing and approximately $36,000 was attributable to research and development activities.  Salaries and contract labor costs increased to $466,062, for the three-month period ended June 30, 2016, as compared to $422,068, for the same period in 2015. This is an increase of $43,994, or approximately 10%. This increase in salaries and contract labor costs includes wage increases made to employees, which became effective in May 2016.   Non-cash equity compensation expense was $23,002 for the three-month period ended June 30, 2016, and was $36,442 for the same period in 2015.

The following table presents a comparison of total operating expense for the three months ended June 30, 2016 and 2015:

	For the three- months ended June 30,	For the three- months ended June 30,
Operating Costs and Expenses:	2016	2015	% change	$ change
Salaries and Contract Labor	$466,062	$422,068	10%	$43,994
General, Administrative and Consulting	527,108	426,028	24%	101,080
Research and Development	134,409	142,684	-6%	(8,275)
Total operating expenses	$1,127,579	$990,780	14%	$136,799

Our net loss for the three months ended June 30, 2016 was $445,427, compared to $447,492, for the same period in 2015.  This is a decrease in loss of $2,065, or less than 1%, and is the combined result of the increase in gross profit and the increase in operating costs for the three-month period ended June 30, 2016, as compared to the same period in 2015.

Interest expense for the three months ended June 30, 2016 was $118,572, compared to $118,462 for the same period in 2015. The majority of interest expense reported is attributable to interest which is accrued and paid to holders of convertible debt, issued in July 2012. Interest expense related to this debt is allocated to general operations and to research and development based on the use of the funding.  Interest payments of approximately $123,000 are made semi-annually. The slight increase in interest expense reported is the result of interest paid on a loan for a vehicle purchased in May 2016.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended June 30, 2016 was $400,948, compared to $433,520 for the same period in 2015.  This is a decrease of $32,572, or approximately 8% which is the result of some pharmacy and hospital customers switching to an FDA- approved sodium iodide product versus our iodine-131 radiochemical product.   We currently distribute our iodine-131 as an active pharmaceutical ingredient. In September 2015, we obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  I3odine/MAXTM, a sodium iodide radiochemical product (I-131), is an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. I3odine/MAXTM is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the product enhancements we have made in addition to the generic drug products we plan to submit to the FDA will increase future sales in this business segment.  Additionally, we believe that demand for our radiochemical products will increase as the result of a recently announced discontinuation of iodine production and supply by one of our competitors in this market.

Gross profit of radiochemical products for the three months ended June 30, 2016 was $122,394, compared to $111,312, for the same period in 2015, and gross profit percentages were approximately 31% and 26% for the three months ended June 30, 2016 and 2015, respectively. Cost of sales for radiochemical products decreased to $278,553 for the three months ended June 30, 2016, as compared to $322,208 for the same period in 2015.  This decrease of $43,655, or approximately 14%, was the result of decreased material expense as a result of decreased sales.  Operating expense for this segment decreased to $26,022 for the three months ended June 30, 2016, compared to $32,170 for the same period in 2015. This decrease in operating expense, of $6,148, or approximately 19%, is primarily due to decreased repair and maintenance costs for the three-month period ended June 30, 216, as compared to the same period in 2015. This segment reported net income of $96,373 for the three months ended June 30, 2016, as compared to net income of $79,142 for the same period in 2015.  The increase of $17,231, or approximately 22%, is the result of decreased cost of sales and operating expense.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended June 30, 2016 was $191,869, compared to $232,743, for the same period in 2015. This represents a decrease of $40,874, or approximately 18%. Our cobalt sealed source manufacturing generates the majority of our revenue in this segment and these sealed source sales depend on our ability to procure cobalt target material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain high specific activity material from the DOE’s ATR reactor since late 2013, periodically we are able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. Generally, the current limited availability of cobalt material has directly impacted our ability to generate sealed source sales, however, once the cobalt currently undergoing irradiation at the ATR becomes available to us, we anticipate significantly increased sales in this business segment.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning late in 2017 and every year thereafter through at least 2024.

Additionally, during 2015, we entered into cobalt-60 supply agreements with several customers.  Pursuant to these contracts we will supply cobalt-60 to the customers and, in some instances, will provide on-going services with respect to the cobalt sales. The contract terms require quarterly progress payments from each customer.  The funding received under these contracts has been recorded as unearned revenue in our consolidated financial statements. We will begin recognizing the revenue when actual sales begin in 2017. Until we are able to ship the cobalt material currently under irradiation at the ATR, we will rely on obtaining recycled material and material procured in small quantities from other sources to fulfill some of our customer demand.

We continue to hold many in-progress old design cobalt targets at the ATR.  In December 2015, in connection with our year-end procedures, we reviewed the carrying value of these older targets and concluded that some of those with a lower activity level no longer held commercial value.  We expensed $102,857 for the impairment of this obsolete inventory to cost of goods sold at that time.  We believe that the remaining older targets have significant but varying degrees of market value depending on their specific activity levels and we are evaluating the costs of transporting and processing these old targets in their current condition to recover their value.  We are currently working under a services agreement with the DOE on a plan to remove the in-progress targets from the ATR.  Due to delays in meeting milestones for the target removal, the DOE extended the services agreement from July 31, 2016, to December 31, 2016. At this time, we believe we will be able to start transporting and selling some of this material beginning in the first half of 2017.  At the end of 2016 and each year thereafter we will continue to review the residual value of this material and make adjustments as appropriate for material that has decayed to a point where it has no market value.

Gross profit for cobalt products for the three months ended June 30, 2016 was $163,286, compared to $171,249 for the same period in 2015. This is a decrease of $7,963, or approximately 5% and is primarily attributable to our decreased sealed source sales for the three-month period ended June 30, 2016 as compared to the same period in 2015. Operating expense in this segment increased by $1,161, or approximately 2%, for the three months ended June 30, 2016, as compared to the same period in 2015, which was the result of increased depreciation expense and increased costs for health and safety training of employees, which we periodically conduct as a part of our on-going safety program. Our net income for cobalt products was $106,289 for the three months ended June 30, 2016, as compared to net income of $115,414 for the same period in 2015. The decrease in net income of $9,125, or approximately 8%, was due to decreased sales reported as well as an increase in operating expense for the three months ended June 30, 2016, as compared to the same period in 2015.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended June 30, 2016 was $836,858, compared to $778,791 for the same period in 2015. This represents an increase in revenue of $58,067, or approximately 7%. Revenue from nuclear medicine products includes sales from TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended June 30, 2016 and 2015:

	For the three- months ended June 30,	For the three- months ended June 30,
Nuclear Medicine Standards	2016	2015	% change
Sales
Sales to RadQual	$553,204	$489,018	13%
TI Services LLC	283,654	289,773	-2%
	$836,858	$778,791	7%

We reported TI Services sales for the three months ended June 30, 2016 of $283,654, as compared to $289,773 for the same period in 2015, a decrease of $6,119, or approximately 2%.  This decrease in TI Services sales is attributable to decreased sales of paper products used in nuclear medicine imaging and a decrease in source sales.  Paper product sales have continuously declined over the past few years and it is expected that this trend will continue as facilities move towards electronic record-keeping. The decline in TI Services’ source sales is likely the result of competition from other similar distributors.  We intend to continue to work with RadQual and TI Services on marketing strategies to boost flood source sales, particularly the lightweight flood source which we introduced in 2014, as well as boost sales of other medical supplies that continue to be in demand. Sales to RadQual increased by $64,186, or approximately 13%, for the three months ended June 30, 2016, as compared to the same period in 2015. This increase in sales was attributable to increased sales in all nuclear medicine product lines offered by RadQual.

Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2016 was $332,292, compared to $255,331, for the same period in 2015.  This is an increase in gross profit of $76,961, or approximately 30%. Operating expense for this segment for the three months ended June 30, 2016 increased to $125,223, from $111,618 for the same period in 2015. This increase of $13,603, or approximately 12%, is attributable to increased general operating costs incurred, specifically health and safety training for employees. Net income for this segment for the three months ended June 30, 2016, was $207,069, compared to $143,713 for the same period in 2015, and is the result of increased sales.

Radiological Services. Revenue from radiological services for the three months ended June 30, 2016 was $233,080, compared to $99,272 for the same period in 2015, an increase of $133,808 or approximately 135%.  Radiological field services revenue accounted for approximately 75% of the revenue in this segment for the three-month period ended June 30, 2016, and approximately 28% for the same period in 2015.  The majority of our field service revenue is generated by the performance of field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units.

The DOE awards these OSRP jobs on a periodic basis which accounts for the large fluctuations in field service revenue in our period-to-period comparison.  We have designed and built two mobile hot cell units that are adaptable for use in various source recovery environments and both have been successfully demonstrated in the field. In addition, we received an amendment to our NRC license that allows us to use these hot cells to perform source removal services on a wide variety of cobalt radiation therapy units. The mobile hot cells and license amendment have been used to support continued expansion of our field service activities. We expect these types of field service activities to continue throughout 2016.  Based upon the amount of anticipated future contract opportunities for this type of work, we expect that field services will continue to be the primary source of revenue within this segment during the rest of 2016.

Revenue generated from gemstone processing was $53,964 for the three-month period ended June 30, 2016, and was $62,553 for the same period in 2015.  This is a decrease of $8,589, or approximately 14%. This decrease is due to the decreased volume of material shipped to us for processing during the three-month period ended June 30, 2016 as compared to the same period in 2015.  We believe that these fluctuations are based on changes in current market demand for luxury items such as jewelry.

The following table presents radiological services revenue for the three months ended June 30, 2016 and 2015:

	For the three- months ended June 30,	For the three- months ended June 30,
Radiological Services	2016	2015	% change
Gemstone Processing	$53,964	$62,553	-14%
Radiological Field Services	179,116	36,719	388%
	$233,080	$99,272	135%

Gross profit for this segment for the three months ended June 30, 2016 was $135,553, compared to $54,844 for the same period in 2015.  The increase in gross profit of $80,709, or approximately 147%, is the result of increased radiological services performed during the period ended June 30, 2016, as compared to the same time period in 2015. Operating expense for the three months ended June 30, 2016 was $23,321, as compared to $18,987 for the same period in 2015.  This increase of $4,334, or approximately 23%, was the result of increases in labor cost and depreciation expense recorded for the three-month period ended June 30, 2016 as compared to the same period in 2015.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended June 30, 2016, or for the same period in 2015. During the three months ended June 30, 2016, we incurred $121,119 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $88,939 for the same three-month period in 2015. The increase of $32,180, or approximately 36% is the result of incurring costs for a shipment of waste material previously generated by our FEP pilot plant, which had been stored at our Idaho facility since 2013.  We are required by our NRC licensing to dispose of waste periodically and typically incur waste costs every few years.

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

Transportation. Revenue from transportation services for the three months ended June 30, 2016 was $35,977, compared to $36,050 for the same period in 2015. This is a decrease of $73 or less than 1%.  We primarily use our transportation services to support the jobs performed in our cobalt products and radiological services business segments and revenue generated in this business segment is typically dependent on opportunities in these other two segments.  There are numerous regulations that apply to, and agencies which monitor, the security and tracking of cobalt shipments and our transportation segment specializes in the transport of hazardous, radioactive materials, including large cobalt shipments.  Gross profit was $21,173 for the three months ended June 30, 2016, compared to $34,477 for the same period in 2015, and operating expense was $34,777 for the three months ended June 30, 2016, compared to $31,624 for the same period in 2015. The decrease in gross profit was due to decreased sales reported in this segment, and the increase in operating expense is the result of increased insurance and wage expense reported in this segment. Net loss reported for this segment was $13,604 for the three months ended June 30, 2016, and net income was $2,853 for the same period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue for the six-month period ended June 30, 2016 was $3,390,409, as compared to $3,516,857 for the same period in 2015, a decrease of $126,448, or approximately 4%.  The performance of all of our business segments for the six-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the six months ended June 30, 2016 and June 30, 2015:

	For the six- months ended June 30,	For the six- months ended June 30,
Sale of Product	2016	2015	$ change	% change
Radiochemical Products	$783,193	$855,159	$(71,966)	-8%
Cobalt Products	505,655	486,058	19,597	4%
Nuclear Medicine Standards	1,650,017	1,648,773	1,244	-
Radiological Services	361,067	454,167	(93,100)	-20%
Fluorine Products	-	-	-	-
Transportation	90,477	72,700	17,777	24%
Total Segments	3,390,409	3,516,857	(126,448)	-4%
Corporate revenue	-	-	-	-
Total Consolidated	$3,390,409	$3,516,857	$(126,448)	-4%

Gross profit for the six-month period ended June 30, 2016 was $1,521,837, compared to $1,437,751, for the same period in 2015.  This represents an increase of $84,086, or approximately 6%, which is the result of decreased cost of sales reported in all segments, with the exception of our transportation segment.

	For the six- months ended June 30,	% of Total Sales	For the six- months ended June 30,	% of Total Sales
	2016	2016	2015	2015
Total Sales	$3,390,409		$3,516,857
Cost of Sales
Radiochemical Products	$572,622	17%	$632,124	18%
Cobalt Products	83,860	2%	113,782	3%
Nuclear Medicine Standards	1,037,076	30%	1,081,077	31%
Radiological Services	157,078	5%	244,722	7%
Fluorine Products	-	0%	-	0%
Transportation	17,936	1%	7,401	0%
Total Segments	1,868,572	55%	2,079,106	59%

Gross Profit	$1,521,837		$1,437,751
Gross Profit %	45%		41%

Operating expenses were $2,167,828 for the six-month period ended June 30, 2016, compared to $1,868,407 for the same period in 2015.  This represents an increase of $299,421, or approximately 16%.  This increase in operating expense is largely due to costs associated with a waste shipment made in June 2016.  We are required by our NRC licensing agreements, to periodically dispose of manufacturing waste and during the six months ended June 30, 2016 we made two waste shipments.  Approximately $149,000 of this waste disposal cost was attributable to general manufacturing and approximately $36,000 was attributable to research and development activities.  Salaries and contract labor expense increased by $72,945, or approximately 9%, which is the result of salary and wage increases made during the six months ended June 30, 2016 as compared to the same period in 2015. General administrative expense increased to $981,614 for the six months ending June 30, 2016 from $802,724 for the same period in 2015.  This is an increase of $178,890, or approximately 22% and is the result of costs incurred for the waste shipment discussed above.  Our research and development expense increased by $47,586, or approximately 20%, to $283,017 for the six-month period ended June 30, 2016, from $235,431 for the same period in 2015.  The increase is due to development work we are conducting in our several of our core business segments.

The following table shows total operating expenses for the six-month period ended June 30, 2016 and 2015:

	For the six- months ended June 30,	For the six- months ended June 30,
Operating Costs and Expenses:	2016	2015	% change	$ change
Salaries and Contract Labor	$903,197	$830,252	9%	$72,945
General, Administrative and Consulting	981,614	802,724	22%	178,890
Research and Development	283,017	235,431	20%	47,586
Total operating expenses	$2,167,828	$1,868,407	16%	$299,421

Interest expense for the six months ended June 30, 2016 was $229,042, compared to $259,586 for the same period in 2015. This is a decrease of $30,544, or approximately 12% and is due to less interest paid on an insurance premium financing contract as the result of negotiating a more favorable interest rate. Additionally, in March 2016, we paid off a promissory note due to the NRC.

Our net loss for the six-month period ended June 30, 2016, was $819,945 as compared to $619,040 for the same period in 2015.  This is an increase in loss of $200,905 or approximately 32%. This increase in net loss was the result of increased research and development expense incurred for product development and increased waste disposal costs incurred for the six months ended June 30, 2016, as compared to the same period in 2015.

Radiochemical Products.  Revenue from the sale of radiochemical products for the six-month period ended June 30, 2016 was $783,193, compared to $855,159 for the same period in 2015.  This is a decrease of $71,966, or approximately 8% and is primarily the result of some pharmacy and hospital customers switching to an FDA- approved sodium iodide product versus our iodine-131 radiochemical product.  We have obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM. I3odine/MAXTM, a sodium iodide radiochemical product (I-131), is an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. I3odine/MAXTM is the first of several potential generic drug products we plan to submit to the FDA. We believe that once we begin marketing this new iodine product our sales in this segment will show strong growth.  Additionally, as other suppliers of iodine product discontinue iodine product manufacturing, we believe we will have the opportunity to supply additional customers with our iodine products.

Gross profit percentages on our sodium iodide product for the six months ended June 30, 2016 and 2015 were approximately 27% and 26%, respectively. This increase of 1% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the six-month period ended June 30, 2016 was $51,100, compared to $56,925 for the same period in 2015. This is a decrease of $5,825, or approximately 10%, and is primarily due to decreased wage and consulting expense, as well as a decrease in costs incurred for repair and maintenance in the six-month comparison. Net income for this segment decreased for the six-month period ended June 30, 2016, to $159,471, from $166,110 for the same period in 2015.  This decrease of $6,639, or approximately 4%, is due to the decreased sales reported in this segment for the six months ended June 30, 2016, as compared to the same period in 2015.

Cobalt Products.  Revenues from the sale of cobalt products for the six-month period ended June 30, 2016 were $505,655, compared to $486,058 for the same period in 2015. This is an increase of $19,597, or approximately 4%, and is the result of increased sealed source sales.  Although the supply of cobalt material needed to manufacture higher activity sources has been in short supply, we have been able to manufacture lower activity sources for customers by recycling material from disused sources, or, in some cases, our customers have supplied their own cobalt for use in source manufacturing. In addition, we are currently working with the DOE, under a services agreement, on a plan to remove our older, in-progress targets from the ATR.

As previously discussed, in October 2014, we entered into a ten-year agreement with the DOE for the irradiation of a new design of cobalt targets and, as a result of this activity, we anticipate having high specific activity cobalt available to our customers beginning at the end of 2017 and every year thereafter through at least 2024.  Until that time, we will continue to work with alternate cobalt suppliers to obtain the cobalt material to meet future short term customer needs.  We also have a contract with the DOE to fabricate calibration standards for assay measurements of our new cobalt targets.  That contract work is expected to be completed sometime prior to the end of 2016.

During 2015, we entered into cobalt-60 supply agreements with several customers.  Under the terms of these contracts we will supply cobalt-60 to each customer and, in some cases, will provide on-going services with respect to the cobalt sales. The contracts required an initial commitment fee plus quarterly progress payments from each customer. The amounts received under these contracts have been recorded as unearned revenue under both short-term and long-term liabilities in our financial statements.

Gross profit for cobalt products for the six-month period ended June 30, 2016 was $421,796, as compared to $372,276 for the same period in 2015. Our cost of goods sold decreased significantly to $83,860 for the six months ending June 30, 2016, from $113,782 for the same period in 2015.  This decrease of $29,922, or approximately 26% is due to the much lower cost of recycled material used in the manufacture of lower activity sealed sources.  Operating expense in this segment increased by $5,548, to $112,142 for the six-month period ended June 30, 2016, from $106,594 for the same period in 2015. This is an increase of approximately 5% and is largely due to increased health and safety training costs.  Net income for the six months ended June 30, 2016 was $309,654, compared to $265,682 for the same period in 2015. This increase in net income of $43,972, or approximately 17%, is largely attributable to the significant reduction in cost of sales discussed earlier.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the six-month period ended June 30, 2016 was $1,650,017 compared to $1,648,773 for the same period in 2015.  This represents an increase in revenue attributable to this segment of $1,244, or less than 1%.

The table below presents nuclear medicine standards revenue for the six month periods ending June 30, 2016 and 2015:

	For the six- months ended June 30,	For the six- months ended June 30,
Nuclear Medicine Standards	2016	2015	% change
Sales
Sales to RadQual	$1,070,237	$1,022,786	5%
TI Services LLC	579,780	625,987	-7%
	$1,650,017	$1,648,773	0%

Our sales to RadQual for the six months ending June 30, 2016 increased by $47,451 or approximately 5%.  This increase is the result of increased flood source sales.  In April 2014 in collaboration with RadQual, we introduced a new lightweight imaging source, the Rad-Lite, which has been very well received by customers and continues to generate strong sales in this segment. TI Services sales dropped by $46,207, or approximately 7%, from $625,986 for the six-month period ending June 30, 2015 to $579,781 for the same period in 2016.  The decreased revenue is the result of a drop in sales of paper products used in nuclear medicine imaging as well as decreased flood source sales. We have been working closely with RadQual, to develop new products to market through TI Services, while at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.

Gross profit for the six-month period ended June 30, 2016 was $612,940, as compared to $567,696 for the same period in 2015, an increase of $45,244, or approximately 8%.  Operating expense for this segment for the six-month period ended June 30, 2016 increased to $251,140, from $231,334 for the same period in 2015.  This is an increase of $19,806 or approximately 9% and is the result of increased health and safety training costs, and increased costs for wages and benefits for the six months ended June 30, 2016 as compared to the same period in 2015. Net income for this segment increased by $25,438, or approximately 8%, to $361,800 for the six-month period ended June 30, 2016, from $336,362 for the same period in 2015.

Radiological Services.  The radiological services segment reported revenue of $361,067 for the six-month period ended June 30, 2016 compared to $454,167 for the same period in 2015. This is a decrease of $93,100, or approximately 20%.  Revenue from field service work performed in connection with the DOE’s OSRP accounts for the majority of revenue in this segment, and for the six-month period ended June 30, 2016 radiological field services sales were $190,235 as compared to $342,784 for the same period in 2015. This is a decrease of $152,549, or approximately 45%.  The OSRP jobs are sporadically offered by the DOE and we expect that revenue comparisons will continue to vary from period-to-period. Gemstone processing for the six months ended June 30, 2016 was $170,832 compared to $111,383 for the same period in 2015.  This is an increase of $59,449, or approximately 53% and is the result of larger volumes of material shipped to us for processing during the six-month period ended June 30, 2016 as compared to the same period in 2015.  We believe that these fluctuations are based on current market demand for luxury items such as jewelry and anticipate similar fluctuations to occur in future periods.

The following table presents radiological services revenue for the six-month periods ended June 30, 2016 and June 30, 2015:

	For the six- months ended June 30,	For the six- months ended June 30,
Radiological Services	2016	2015	% change
Gemstone Processing	$170,832	$111,383	53%
Radiological Field Services	190,235	342,784	-45%
	$361,067	$454,167	-20%

Gross profit was $203,989 for this segment for the six months ended June 30, 2016, and $209,445 for the same period in 2015. This is a decrease in gross profit of $5,456, or approximately 3% and is the result of decreased revenue reported in this business segment. Operating costs were $44,162 and $38,142 for the six months ended June 30, 2016 and 2015, respectively. The increase in operating expense of $6,020, or approximately 16%, is due to increased labor costs, health and safety training costs, and increased depreciation cost reported in the period-to-period comparison.  No other income was reported in this segment for the six months ended June 30, 2016 and other income was $13,830 for the same period in 2015.  Net income for the six-month period ending June 30, 2016, was $159,827, as compared to $185,133 for the same period in 2015.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the six months ended June 30, 2016 or for the same period in 2015.  During the six months ended June 30, 2016, we incurred $195,300 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $187,095 for the same three-month period in 2015.  The increase of $8,205, or approximately 4% is the result of incurring costs for a shipment of waste material previously generated by our FEP pilot plant, which had been stored at our Idaho facility since 2013.  We are required by our NRC licensing to dispose of waste periodically and typically incur waste costs every few years. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (“FEP”), and from 2004 to 2012, we used a pilot facility to develop production processes and test scale-up methods for various high-purity products. In 2012, we completed our testing of individual components and analytical processes and in 2013 we closed the pilot plant facility. Also in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until we are able to secure additional de-conversion services contracts.  We will continue to limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

Transportation.  Revenue from transportation services for the six months ended June 30, 2016 was $90,477, compared to $72,700 for the same period in 2015.  Revenue in this business segment is directly affected by the activity in our cobalt products and radiological services segments. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $72,541 for the six months ended June 30, 2016, compared to $65,299 for the same period in 2015. Operating expense was $79,783 for the six months ended June 30, 2016, compared to $69,081 for the same period in 2015. We reported $4,500 of proceeds from the sale of a vehicle, for the six months ended June 30, 2016, and we had no other income to report for the same period in 2015. Net loss for this segment was $2,742, and net loss was $3,782 for the six months ended June 30, 2016, and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2016, we had cash and cash equivalents of $430,989 as compared to $397,955 at December 31, 2015.  This is an increase of $33,034, or approximately 8%.  For the six months ended June 30, 2016, net cash provided by operating activities was $128,522, and for the six months ended June 30, 2015, net cash provided by operating activities was $960,280. The decrease in cash provided by operating activities in the period-to-period comparison is the combined result of cash paid for inventory and a significant decrease in cash payments received on cobalt contracts which are recorded as unearned revenue. The terms of these cobalt contracts require quarterly progress payments from each customer. These payments are recorded as unearned revenue and will be reported as sales when the cobalt material ships, which is expected to begin in late 2017. Cash received from accounts receivable reflects normal fluctuations in segment sales as well as payment terms and sales. The increase in unearned revenues is the result of payments received on cobalt irradiation contracts discussed above.

Inventories at June 30, 2016 totaled $1,337,807, and inventories at December 31, 2015 totaled $1,111,570. The majority of our inventory consists of irradiated material held at the ATR located outside of Idaho Falls, Idaho.  For the six months ended June 30, 2016, our target inventory accounted for approximately 77% of our work in process inventory, and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. For the six months ended June 30, 2015, our target inventory accounted for approximately 80% of our work in process inventory. During December 2015, as part of our year-end procedures, we evaluated our older cobalt targets and concluded that, due to decay of activity, some had little or no market value. We wrote off approximately $103,000 of the target inventory at that time. We are currently working with the DOE regarding future options for the remainder of those older targets.  We believe that the older design targets have significant but varying degrees of market value depending on what additional costs we may have to incur in order to transport them to our facility for processing. We anticipate that the decision regarding the future of these targets will be made during 2016.

Cash used in investing activities was $50,131 for the six months ended June 30, 2016, and cash used in investing activities was $238,766 for the same period in 2015. During the six months ended June 30, 2016, we received $3,900 in dividend payments on our equity investment in RadQual and received $4,500 in proceeds from the sale of an asset.

Financing activities used cash of $45,357 during the six months ended June 30, 2016 and used cash of $101,677 for the same period in 2015. During the six months ended June 30, 2016, we received cash proceeds of $2,134 from the issuance of stock as compared to $2,226 for the same period in 2015.  Principal payments on notes payable for the six months ended June 30, 2016, were $47,491 as compared to $103,903 for the same period in 2015.

Total increase in cash for the six-month period ended June 30, 2016, compared to December 31, 2015, was $33,034 and was the combined result of funds received under our cobalt irradiation contracts, increased spending for inventory and increases in accounts payable.

We have a long term investment of $1,475,601, which represents a 24.5% ownership in units of RadQual. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual. We purchased these shares with the intent of eventually acquiring the remaining shares of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment.  However, at the present time, there is no formal action being taken to acquire the remainder of those shares.

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

At June 30, 2016, there were 27,419,172 outstanding warrants to purchase our common stock.  Included in these are 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued June 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the debentures.  The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.  At June 30, 2016, the outstanding balance of these debentures, net of debt discount, was $2,985,924.

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the “Lenders”), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due June 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of our common stock at $0.06 per share.  At June 30 2016, the balance of the promissory note was $500,000.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and the note carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of June 30, 2016, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, we were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

On March 8, 2016, we delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.   AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied our claims against AOS and requested reimbursement from us in the amount of $2,000,000, plus attorneys’ fees and costs. Both parties agreed to mediation regarding the claims, which took place in June 2016.  The mediation was unsuccessful and the claim will now proceed to arbitration. The arbitration hearing is expected to take place during the first quarter of 2017. It is not possible at this time to predict the outcome of this matter and there is no assurance that we will be successful with our claim.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2016	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

________________

*   Filed herewith.

** Furnished herewith.