Form 10-Q
period 2016-09-30
INTERNATIONAL ISOTOPES INC
filed 2016-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of shares of Common Stock, $.01 par value, outstanding was 404,999,758.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2016

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2016	2015
Current assets
Cash and cash equivalents	$385,931	$397,955
Accounts receivable	797,734	1,084,940
Inventories	1,362,209	1,111,570
Prepaids and other current assets	792,687	543,093
Total current assets	3,338,561	3,137,558

Long-term assets
Restricted certificate of deposit	450,630	450,630
Property, plant and equipment, net	1,950,797	1,932,263
Investment	1,500,137	1,434,928
Patents and other intangibles, net	4,214,526	4,287,848
Total long-term assets	8,116,090	8,105,669
Total assets	$11,454,651	$11,243,227

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$911,652	$1,043,989
Accrued liabilities	527,952	488,657
Convertible debt, net of debt discount	3,005,544	-
Current portion of unearned revenue	1,957,326	907,680
Current installments of notes payable	366,837	45,871
Total current liabilities	6,769,311	2,486,197

Long-term liabilities
Convertible debt, net of debt discount	-	2,946,683
Obligation for lease disposal costs	466,641	459,711
Unearned revenues	672,060	642,060
Notes payable, net of current portion and debt discount	401,412	275,670
Mandatorily redeemable convertible preferred stock	850,000	850,000
Total long-term liabilities	2,390,113	5,174,124
Total liabilities	9,159,424	7,660,321

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 404,987,914 and 402,242,994 shares issued and outstanding respectively	4,049,879	4,022,430
Additional paid in capital	119,604,730	119,554,325
Accumulated deficit	(121,419,751)	(120,060,449)
Equity attributable to International Isotopes Inc. stockholders	2,234,858	3,516,306
Equity attributable to noncontrolling interest	60,369	66,600
Total equity	2,295,227	3,582,906
Total liabilities and stockholders' equity	$11,454,651	$11,243,227

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sale of product	$1,411,263	$1,609,061	$4,801,672	$5,125,918
Cost of product	908,291	991,693	2,776,863	3,070,799
Gross profit	502,972	617,368	2,024,809	2,055,119

Operating costs and expenses:
Salaries and contract labor	423,915	409,198	1,327,112	1,239,450
General, administrative and consulting	409,937	435,733	1,391,551	1,238,457
Research and development	118,693	319,674	401,710	555,105
Total operating expenses	952,545	1,164,605	3,120,373	3,033,012

Operating loss	(449,573)	(547,237)	(1,095,564)	(977,893)

Other income (expense):
Other income	258	5,662	6,605	23,955
Equity in net income of affiliate	27,005	7,549	71,578	62,276
Interest income	117	121	274	335
Interest expense	(119,384)	(119,245)	(348,426)	(378,831)
Total other income (expense)	(92,004)	(105,913)	(269,969)	(292,265)
Net loss	(541,577)	(653,150)	(1,365,533)	(1,270,158)
Loss attributable to non-controlling interest	2,220	8,662	6,231	6,630

Net loss attributable to International Isotopes Inc.	$(539,357)	$(644,488)	$(1,359,302)	$(1,263,528)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding -
basic and diluted	403,859,723	402,228,535	402,892,423	396,815,146

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,365,533)	$(1,270,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net income in equity method investment	(71,578)	(62,276)
Depreciation and amortization	170,242	156,878
Gain on disposal of property, plant and equipment	(4,500)	-
Accretion of obligation for lease disposal costs	6,930	6,794
Accretion of beneficial conversion feature and debt discount	146,643	152,051
Equity based compensation	74,572	130,047
Changes in operating assets and liabilities:
Accounts receivable	287,206	171,931
Prepaids and other current assets	(249,594)	(100,755)
Inventories	(250,639)	43,213
Unearned revenues	1,079,646	1,416,940
Accounts payable and accrued liabilities	(93,042)	80,453
Net cash (used in) provided by operating activities	(269,647)	725,118

Cash flows from investing activities:
Restricted certificate of deposit	-	(225,315)
Proceeds from sale of property, plant and equipment	4,500	-
Dividends received from equity method investment	6,369	22,536
Purchase of property, plant and equipment	(67,941)	(57,217)
Net cash used in investing activities	(57,072)	(259,996)

Cash flows from financing activities:
Proceeds from sale of stock	3,282	3,041
Proceeds from issuance of debt	360,000	-
Principal payments on notes payable	(48,587)	(156,050)
Net cash provided by (used in) financing activities	314,695	(153,009)

Net (decrease) increase in cash and cash equivalents	(12,024)	312,113
Cash and cash equivalents at beginning of period	397,955	558,541
Cash and cash equivalents at end of period	$385,931	$870,654

Supplemental disclosure of cash flow activities:
Cash paid for interest	$118,008	$249,021

Supplemental disclosure of noncash financing and investing transactions:
Dealer financing for the purchase of a new vehicle	$47,513	$-
Increase in equity and decrease in debt for conversion of debentures	$-	$1,060,000
Increase in equity and decrease in accrued interest for conversion of debentures	$-	$222,600
Increase in other assets and decrease in property, plant and equipment for cancellation of purchase contract	$-	$255,000

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2016

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries.  The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), which is headquartered in Youngstown, Ohio.  The Company also owns a 24.5% interest in RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, which is headquartered in Weare, New Hampshire.  TI Services was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

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

Apart from certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years.  Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and classified under current or long-term liabilities, depending upon estimated ship dates, on the Company’s consolidated balance sheets. These unearned revenues will be recognized as revenue in the future period during which the cobalt shipments begin. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries and its 50%-owned joint venture, TI Services.  In addition, RadQual’s interest in TI Services, is included in the Company’s consolidated financial statements as a non-controlling interest due to the Company’s 24.5% ownership interest in RadQual. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” which defers the effective date of ASU 2014-09 for all entities by one year.  The guidance in “Revenue Recognition (Topic 606)” requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the new standard, but does not at this time expect this standard to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which was issued to improve uniformity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has suffered substantial losses.  During the nine-month period ended September 30, 2016, the Company reported a net loss of $1,359,302, net of non-controlling interest and net cash used in operating activities of $269,647. During the same period in 2015, the Company reported a net loss of $1,263,528, net of non-controlling interest, and net cash provided by operating activities of $725,118.

During the quarter and the nine months ended September 30, 2016, the Company continued its focus upon its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

The Company expects that cash from operations, cash raised via equity financing and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2016, the Company had 23,450,000 stock options outstanding, 27,419,172 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and nine months ended September 30, 2015, the Company had 27,950,000 stock options outstanding, 42,257,951 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,500,137 and is reported as an asset at September 30, 2016.  For the nine months ended September 30, 2016, member distributions from RadQual totaled $6,369 and were recorded as a reduction of the investment, and for the same period in 2015, member distributions totaling $22,536 were recorded as a reduction of the investment.  During the nine months ended September 30, 2016 and 2015, earnings allocated to the Company from RadQual totaled $71,578 and $62,276, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At September 30, 2016 and 2015, the Company had receivables from RadQual in the amount of $378,706 and $235,759, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended September 30, 2016 and 2015, the Company reported revenue from RadQual in the amount of $539,508 and $400,095, respectively.  For the nine months ended September 30, 2016 and 2015, the Company reported revenue from RadQual in the amount of $1,591,679 and $1,401,996, respectively. Revenue from RadQual is recorded as sale of product on the Company’s condensed consolidated statements of operations.

Summarized balance sheet information for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015, and summarized operating information for the three and nine months ended September 30, 2016 and 2015 for RadQual is presented below:

	For the nine-months ended September 30,		For the twelve- months ended December 31,
RadQual LLC	2016	2015	2015
Current assets	$695,115	$394,698	$510,072
Noncurrent assets	12,916	14,247	14,247
Current liabilities	389,417	318,456	345,452
Noncurrent liabilities	-	-	-

	For the three-months ended September 30,		For the nine-months ended September 30,
	2016	2015	2016	2015
Revenue	$826,081	$775,546	$2,449,327	$2,208,359
Gross profit	225,634	232,981	686,934	642,643
Net income	109,616	109,207	297,899	260,509

(5)

Inventories

Inventories consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$91,435	$91,555
Work in process	1,259,633	1,011,330
Finished goods	11,141	8,685
	$1,362,209	$1,111,570

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. All cobalt targets held at the ATR are in various stages of irradiation and their carrying value is based on accumulated costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. As of September 30, 2016, and December 31, 2015, the total carrying value of the cobalt target inventory at the ATR was $1,047,270 and $721,052, respectively.

Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the reactor and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of this cobalt-60 material and is collecting advance payments for project management, up-front handling, and irradiation charges from those customers. These payments from customers have been recorded as unearned revenue. The revenue and the costs associated with irradiation will be recognized in the Company’s financial statements as the cobalt targets are completed and shipped to the customer, which is expected to begin in early 2018.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

During the nine months ended September 30, 2016 and 2015, the Company issued 56,444 and 103,303 shares of common stock, respectively, to employees for proceeds of $3,282 and $3,041, respectively.  All shares were issued pursuant to the Company’s employee stock purchase plan. As of September 30, 2016, 819,384 shares of common stock remain available for issuance under the Company’s employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, our Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan.  At September 30, 2016, there were 23,419,347 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	27,950,000	$0.04
Granted	-
Exercised	(4,500,000)	$0.04		$202,500
Forfeited	-
Outstanding at September 30, 2016	23,450,000	$0.06	5.6	$981,000
Exercisable at September 30, 2016	19,429,167	$0.06	5.1	$806,625

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.08 per share on September 30, 2016, the last trading day of the quarter.

As of September 30, 2016, there was $2,871 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 0.09 years.

Total stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $13,016 and $36,376, respectively.  And, total stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $74,572 and $130,047, respectively.

In June 2016, 500,000 qualified stock options were exercised under a cashless exercise.  The Company withheld 218,750 shares to satisfy the exercise price and issued 281,250 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

In August 2016, 4,000,000 non-qualified stock options were exercised under a cashless exercise.  The Company withheld 1,750,000 shares to satisfy the exercise price and issued 2,250,000 shares of common stock.

Pursuant to an employment agreement with its CEO, the Company issued 280,000 fully vested shares of common stock in February 2016 under the 2015 Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.10 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $15,107, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 26, 2016, which was $0.09 per share. The Company withheld 112,140 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 29, 2016 totaled 167,860 shares.

Warrants

Warrants outstanding at September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

Warrants
Outstanding at December 31, 2015	42,257,951
Issued	-
Exercised	-
Forfeited	(14,838,779)
Outstanding at September 30, 2016	27,419,172

On January 31, 2016, per the terms of the warrants, all Series H Warrants for the issuance of 1,913,892 shares of common stock, and all Series I Warrants for the issuance of 12,924,887 shares of common stock, expired.

(7)

Debt

In December 2013, the Company entered into a promissory note agreement with the Chairman of the Board and a major shareholder pursuant to which the Company borrowed $500,000.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of the Company’s common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of the Company’s common stock at $0.06 per share.  At September 30, 2016, the balance of the promissory note was $500,000.

In September 2016, the Company borrowed an aggregate of $360,000 from the Company’s Chairman of the Board of Directors and one of the Company’s Directors. The $360,000 note bears interest at 6%, which is payable upon maturity of the note on March 31, 2017.  Per the terms of the note, at any time, the lenders may settle any or all principal and accrued interest with shares of the Company’s common stock or other securities of the Company based on the average closing price of the Company’s common stock over a 20 day period.  The note is secured by all unencumbered assets.

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

Contingencies

Because all of the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (“NRC”) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license is currently provided for with a letter of credit and a restricted certificate of deposit, in the amount of $450,630, held with Wells Fargo Bank.

On March 8, 2016, the Company delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California.  The demand letter requested arbitration before the American Arbitration Association seeking recovery of a deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied the Company’s claims against AOS and requested reimbursement from the Company of $2,000,000, plus attorneys’ fees and costs, for breach of contract and other claims. The parties attempted mediation of the claims in June 2016, however, the mediation was unsuccessful.  The Company is now pursuing arbitration proceedings with regard to this matter. The arbitration hearing is expected to be held in the first quarter of 2017.  No accruals have been made in the Company’s financial statements for this pending arbitration. Additionally, it is not possible at this time to predict the outcome of this matter and there is no assurance that the Company will be successful with its claim.

(9)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2016	2015	2016	2015
Radiochemical Products	$433,394	$428,378	$1,216,587	$1,283,537
Cobalt Products	67,653	293,590	573,308	779,648
Nuclear Medicine Standards	804,382	650,971	2,454,399	2,299,744
Radiological Services	99,807	214,122	460,874	668,289
Fluorine Products	-	-	-	-
Transportation	6,027	22,000	96,504	94,700
Total Segments	1,411,263	1,609,061	4,801,672	5,125,918
Corporate revenue	-	-	-	-
Total Consolidated	$1,411,263	$1,609,061	$4,801,672	$5,125,918

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2016	2015	2016	2015
Radiochemical Products	$1,748	$1,736	$5,246	$5,167
Cobalt Products	10,056	10,487	33,747	31,460
Nuclear Medicine Standards	1,768	3,717	10,221	10,931
Radiological Services	8,755	6,471	24,471	18,825
Fluorine Products	28,030	27,721	83,990	82,890
Transportation	2,891	1,111	7,540	3,332
Total Segments	53,248	51,243	165,215	152,605
Corporate depreciation and amortization	1,828	1,662	5,027	4,273
Total Consolidated	$55,076	$52,905	$170,242	$156,878

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2016	2015	2016	2015
Radiochemical Products	$90,953	$77,449	$250,424	$243,559
Cobalt Products	(4,516)	108,165	305,138	373,847
Nuclear Medicine Standards	178,265	75,787	540,065	412,147
Radiological Services	26,543	129,838	186,370	314,971
Fluorine Products	(102,055)	(85,878)	(297,355)	(272,973)
Transportation	(24,156)	(2,831)	(26,898)	(6,613)
Total Segments	165,034	302,530	957,744	1,064,938
Corporate loss	(704,391)	(947,018)	(2,317,046)	(2,328,466)
Net Loss	$(539,357)	$(644,488)	$(1,359,302)	$(1,263,528)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2016	2015	2016	2015
Radiochemical Products	$-	$608	$-	$2,027
Cobalt Products	-	-	-	-
Nuclear Medicine Standards	-	7,340	2,881	7,827
Radiological Services	-	13,986	40,813	21,020
Fluorine Products	2,451	4,805	11,170	15,627
Transportation	-	-	53,631	-
Total Segments	2,451	26,739	108,495	46,501
Corporate purchases	6,957	-	6,957	10,716
Total Consolidated	$9,408	$26,739	$115,452	$57,217

	September 30,	December 31,
Segment Assets	2016	2015
Radiochemical Products	$213,817	$212,988
Cobalt Products	1,213,565	934,781
Nuclear Medicine Standards	606,395	626,615
Radiological Services	181,735	502,445
Fluorine Products	5,829,966	5,904,150
Transportation	49,355	1,642
Total Segments	8,094,833	8,182,621
Corporate assets	3,359,818	3,060,606
Total Consolidated	$11,454,651	$11,243,227

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of cobalt targets, the business prospects and growth projection for TI Services, LLC, growth and expected revenue of our segments, and the status of our proposed uranium de-conversion facility and related licenses and development, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 24, 2016, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

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

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) imaging.  These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration  of dose measurement equipment. Revenue from nuclear medicine products includes sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.

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

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services such as processing gemstones, decommissioning disused irradiation units, and performing sealed source exchanges in irradiation and therapy units.  We are licensed through the Nuclear Regulatory Commission (NRC) to perform certain field service activities in connection with the U.S. Department of Energy’s (DOE) Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in this field service work to use in the performance of OSRP field service jobs.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue for the three months ended September 30, 2016 was $1,411,263 as compared to $1,609,061 for the same period in 2015, an overall decrease of $197,798, or approximately 12%. The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2016	2015	$ change
Radiochemical Products	$433,394	$428,378	$5,016
Cobalt Products	67,653	293,590	(225,937)
Nuclear Medicine Standards	804,382	650,971	153,411
Radiological Services	99,807	214,122	(114,315)
Fluorine Products	-	-	-
Transportation	6,027	22,000	(15,973)
Total Segments	1,411,263	1,609,061	(197,798)
Corporate revenue	-	-	-
Total Consolidated	$1,411,263	$1,609,061	$(197,798)

Cost of sales decreased to $908,291 for the three months ended September 30, 2016 from $991,693 for the same period in 2015.  This is a decrease of $83,402, or approximately 8%. Gross profit for the three months ended September 30, 2016 was $502,972, compared to $617,368 for the same period in 2015.  This represents a decrease of $114,396, or approximately 19%.  Our gross profit percentage was 36% for the three months ended September 30, 2016, as compared to 38% for the same period in 2015.  The decrease in cost of sales in the three-month comparison was primarily due to our reduced sales and related reduction in cost of sales in our cobalt products segment, which is discussed in more detail below.  Additionally, as a result of improved manufacturing processes in our nuclear medicine segment, we have reduced our scrapped production material costs significantly in this segment as discussed in more detail below in the nuclear medicine products segment discussion.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2016 and 2015:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2016	2016	2015	2015
Total Sales	$1,411,263		$1,609,061
Cost of Sales
Radiochemical Products	$318,388	23%	$316,760	20%
Cobalt Products	35,939	3%	144,663	9%
Nuclear Medicine Standards	500,609	35%	462,630	29%
Radiological Services	50,347	4%	67,640	4%
Fluorine Products	-	-	-	-
Transportation	3,008	1%	-	1%
Total Segments	908,291	66%	991,693	63%

Gross Profit	$502,972		$617,368
Gross Profit %	36%		38%

Operating expense decreased to $952,545 for the three months ended September 30, 2016, from $1,164,605 for the same period in 2015.  This decrease of $212,060, or approximately 18%, is primarily the result of a significant decrease in research and development costs, which went from $319,674, for the three months ended September 30, 2015, to $118,693 for the same period in 2016.  This is a decrease of $200,981 or approximately 63%. General administrative and consulting expense decreased slightly to $409,937 for the three months ended September 30, 2016, from $435,733 for the same period in 2015. Salaries and contract labor costs increased to $423,915, for the three-month period ended September 30, 2016, as compared to $409,198, for the same period in 2015. This is an increase of $14,717, or approximately 4%. This slight increase in salaries and contract labor costs is the combined result of normal payroll cost increases and a decrease in non-cash equity compensation expense. Non-cash equity compensation expense was $13,016 for the three-month period ended September 30, 2016, and was $37,260 for the same period in 2015. The amount of non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity based instruments.  As these instruments are exercised or expire the related non-cash compensation expense will decrease.

The following table presents a comparison of total operating expense for the three months ended September 30, 2016 and 2015:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2016	2015	% change	$ change
Salaries and Contract Labor	$423,915	$409,198	4%	$14,717
General, Administrative and Consulting	409,937	435,733	(6%)	(25,796)
Research and Development	118,693	319,674	(63%)	(200,981)
Total operating expenses	$952,545	$1,164,605	(18%)	$(212,060)

Interest expense for the three months ended September 30, 2016 was $119,384, compared to $119,245 for the same period in 2015. The majority of interest expense reported is attributable to interest which is accrued and paid to holders of our convertible debt issued in July 2012. Interest expense related to this debt is allocated to general operations and to research and development based on the use of the funding.  Interest payments of approximately $123,000 are made semi-annually. The slight increase in interest expense reported in the period-to-period comparison is the result of interest paid on a loan for a vehicle purchased in May 2016.

Our net loss for the three months ended September 30, 2016 was $539,357, compared to $644,488, for the same period in 2015.  This is a decrease in loss of $105,131, or approximately 16%, and is primarily the result of decreased operating expenses for the three-month period ended September 30, 2016, as compared to the same period in 2015.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended September 30, 2016 was $433,394, compared to $428,378 for the same period in 2015.  This is an increase of $5,016, or approximately 1%.   Within this segment we distribute our iodine-131 as an active pharmaceutical ingredient. In September 2015, we obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  I3odine/MAXTM, a sodium iodide radiochemical product (I-131), is an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. I3odine/MAXTM is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the product enhancements we have made in addition to the generic drug products we plan to submit to the FDA will increase future sales in this business segment.  Additionally, we believe that demand for our radiochemical products will increase as the result of a recently announced discontinuation of iodine production and supply by one of our competitors in this market.

Gross profit of radiochemical products for the three months ended September 30, 2016 was $115,006, compared to $111,618, for the same period in 2015, and gross profit percentages were approximately 27% and 26% for the three months ended September 30, 2016 and 2015, respectively. Cost of sales for radiochemical products increased to $318,388 for the three months ended September 30, 2016, as compared to $316,760 for the same period in 2015.  This increase of $1,628, or approximately 3%, was the result of a slight increase in material and shipping costs in the three-month comparison. Operating expense for this segment decreased to $24,054 for the three months ended September 30, 2016, compared to $34,169 for the same period in 2015. This decrease in operating expense, of $10,115, or approximately 30%, is primarily due to decreased production supply costs for the three-month period ended September 30, 2016, as compared to the same period in 2015.  Additionally, for the three months ended September 30, 2015 we reported a bad debt expense of approximately $5,400, whereas we had no bad debt expense for the same period in 2016. This segment reported net income of $90,953 for the three months ended September 30, 2016, as compared to net income of $77,449 for the same period in 2015.  The increase in net income of $13,504, or approximately 17%, is the result of the slight increase in sales and the decreased operating expense discussed above for the period-to-period comparison.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended September 30, 2016 was $67,653, compared to $293,590, for the same period in 2015. This represents a decrease of $225,937, or approximately 77%. Our cobalt sealed source manufacturing generates the majority of revenue in this segment and these sealed source sales largely depend on our ability to procure cobalt target material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain high specific activity material from the DOE’s ATR reactor since late 2013, periodically we are able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. In general, the current limited availability of cobalt material has directly impacted our ability to generate sealed source sales, however, once the cobalt currently undergoing irradiation at the ATR becomes available to us starting in 2018, we anticipate significantly increased sales in this business segment.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning early 2018 and every year thereafter through at least 2024.

Additionally, during 2015, we entered into cobalt-60 supply agreements with several customers.  Pursuant to these contracts, we will supply cobalt-60 to the customers and, in some instances, will provide on-going services with respect to the cobalt sales. The contract terms require quarterly progress payments from each customer.  The funding received under these contracts has been recorded as unearned revenue in our consolidated balance sheets. We will begin recognizing the revenue when actual sales begin in early 2018. Until we are able to ship the cobalt material currently under irradiation at the ATR, we will rely on obtaining recycled material and material procured in small quantities from other sources to fulfill some of our customer demand.

We continue to hold many in-progress old design cobalt targets at the ATR.  In December 2015, in connection with our year-end procedures, we reviewed the carrying value of these older targets and concluded that some of those with a lower activity level no longer held commercial value.  We expensed $102,857 for the impairment of this obsolete inventory to cost of goods sold at that time.  We believe that the remaining older targets still have significant, but varying degrees of, market value depending on their specific activity levels.  We are evaluating the costs of transporting and processing these old targets in their current condition to recover their value.   At this time, we believe we will be able to start transporting and selling some of this material during 2017.  At the end of 2016 and each year thereafter, we will continue to review the residual value of this material and make adjustments as appropriate for material that has decayed to a point where it has no market value.

Gross profit for cobalt products for the three months ended September 30, 2016 was $31,714, compared to $148,927 for the same period in 2015. This is a decrease of $117,213, or approximately 79% and is attributable to our decreased sealed source sales for the three-month period ended September 30, 2016 as compared to the same period in 2015. Operating expense in this segment decreased by $4,562, or approximately 11%, for the three months ended September 30, 2016, as compared to the same period in 2015, which was primarily the result of decreased general support labor costs. Our net loss for cobalt products was $4,516 for the three months ended September 30, 2016, as compared to net income of $108,165 for the same period in 2015. The decrease in net income of $112,681, or approximately 104%, was directly attributable to decreased sealed source sales reported for the three months ended September 30, 2016, as compared to the same period in 2015.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended September 30, 2016 was $804,382 compared to $650,971 for the same period in 2015. This represents an increase in revenue of $153,411, or approximately 24% and is primarily the result of a 35% increase in sales to RadQual. Revenue from nuclear medicine products includes sales from TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended September 30, 2016 and 2015:

	For the three- months ended September 30,	For the three- months ended September 30,
Nuclear Medicine Standards	2016	2015	% change
Sales
Sales to RadQual	$539,508	$400,095	35%
TI Services LLC	264,874	250,876	6%
	$804,382	$650,971	24%

Sales to RadQual increased by $139,413, or approximately 35%, for the three months ended September 30, 2016, as compared to the same period in 2015. Again, a part of this increase in the period-to-period comparison can be attributed to the maintenance outage conducted in September 2015, however, overall source sales were strong for the three-month period ended September 30, 2016 as compared to the same period in 2015. We reported TI Services sales for the three months ended September 30, 2016 of $264,874, as compared to $250,876 for the same period in 2015, an increase of $13,998, or approximately 6%.  Part of this increase in sales reported for the three-month period ended September 30, 2016, is due to a periodic maintenance outage we conducted in September 2015, which depressed TI Services sales for the three-month period ended September 30, 2015.  We had no such outage for the same period in 2016.  Sales of flood sources and other nuclear medicine products increased for the three-month period ended September 30, 2016 compared to the same period in 2015. As anticipated, TI Services sales of paper products used in nuclear medicine imaging have continued to decrease as facilities move towards electronic record-keeping, which partially offset some of the increase in sales during the quarter.  We intend to continue to work with RadQual and TI Services on marketing strategies to boost flood source sales, particularly the lightweight flood source which we introduced in 2014, as well as boost sales of other medical supplies that continue to be in demand.

Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2016 was $303,773, compared to $188,341, for the same period in 2015.  This is an increase in gross profit of $115,432, or approximately 62%. A key factor in the increase in gross profit in the period-to-period comparison is the reduction in scrapped production material reported as a part of cost of sales. Scrapped production material reported as a part of cost of sales was $35,524 for the three months ended September 30, 2015, and for the same period in 2016, scrapped production material reported was $9,460.  This is a decrease in scrap of $26,064 or approximately 73% and is the result of our nuclear medicine personnel and management working together to identify methods to operate more effectively and efficiently.  Operating expense for this segment for the three months ended September 30, 2016 increased to $125,508, from $112,555 for the same period in 2015. This increase of $12,953, or approximately 12%, is attributable to slight overall increases in general operating costs incurred for the three-month period ended September 30, 2016, as compared to the same period in 2015. Net income for this segment for the three months ended September 30, 2016, was $178,265, compared to $75,787 for the same period in 2015, and is the result of increased sales in the period-to-period comparison.

Radiological Services. Revenue from radiological services for the three months ended September 30, 2016 was $99,807, compared to $214,122 for the same period in 2015, a decrease of $114,315 or approximately 53%.  Radiological field services revenue in this segment was $2,500 for the three months ended September 30, 2016, and was $75,761 for the same period in 2015.  Field services revenue accounted for approximately 3% of the revenue in this segment for the three-month period ended September 30, 2016, and approximately 35% for the same period in 2015. The majority of our field service revenue is generated by the performance of activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units.

The DOE awards these OSRP jobs on a periodic basis which accounts for the large fluctuations in field service revenue in our period-to-period comparison.  We have designed and built two mobile hot cell units that are adaptable for use in various source recovery environments and both have been successfully demonstrated in the field. In addition, we received an amendment to our NRC license that allows us to use these hot cells to perform source removal services on a wide variety of cobalt radiation therapy units. The mobile hot cells and license amendment have been used to support continued expansion of our field service activities. We expect these types of field service activities increase throughout the remainder of 2016.  Based upon the amount of anticipated future contract opportunities for this type of work, we expect that field services will be the primary source of revenue within this segment during the rest of 2016 and in the future.

Revenue generated from gemstone processing was $97,307 for the three-month period ended September 30, 2016, and was $138,361 for the same period in 2015.  This is a decrease of $41,054, or approximately 30%. This decrease is due to the decreased volume of material shipped to us for processing during the three-month period ended September 30, 2016 as compared to the same period in 2015.  We believe that these fluctuations are based on changes in current market demand for luxury items such as jewelry and we expect these fluctuations to continue.

The following table presents radiological services revenue for the three months ended September 30, 2016 and 2015:

	For the three- months ended September 30,	For the three- months ended September 30,
Radiological Services	2016	2015	% change
Gemstone Processing	$97,307	$138,361	(30%)
Radiological Field Services	2,500	75,761	(97%)
	$99,807	$214,122	(53%)

Gross profit for this segment for the three months ended September 30, 2016 was $49,460, compared to $146,482 for the same period in 2015.  The decrease in gross profit of $97,022, or approximately 66%, is the result of decreased radiological field services performed during the period ended September 30, 2016, as compared to the same time period in 2015. Operating expense for the three months ended September 30, 2016 was $22,916, as compared to $20,806 for the same period in 2015.  This increase of $2,110, or approximately 10%, was the result of general fluctuations in overall operating expense recorded for the three-month period ended September 30, 2016 as compared to the same period in 2015.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended September 30, 2016, or for the same period in 2015. During the three months ended September 30, 2016, we incurred $102,055 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $85,878 for the same three-month period in 2015. The increase of $16,177, or approximately 19% is the result of increased travel and management costs incurred related to maintaining licenses and agreements that are currently in place with regard to the proposed facility.

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

Transportation. Revenue from transportation services for the three months ended September 30, 2016 was $6,027, compared to $22,000 for the same period in 2015. This is a decrease of $15,973 or approximately 73%.  We primarily use our transportation services to support the jobs performed in our cobalt products and radiological services business segments and revenue generated in this business segment is typically dependent on opportunities in these other two segments.  For the three-month period ended September 30, 2016, revenue in both the cobalt products and radiological services segments decreased as compared to the same three-month period in 2015, and consequently, revenue in our transportation segment decreased as well. There are numerous regulations that apply to, and agencies which monitor, the security and tracking of cobalt shipments and our transportation segment specializes in the transport of hazardous, radioactive materials, including large cobalt shipments. We believe that as the anticipated growth in our other business segments occurs, particularly cobalt products and radiological services, we will see increased revenue in our transportation segment as well.  Gross profit was $3,018 for the three months ended September 30, 2016, compared to $22,000 for the same period in 2015, and operating expense was $27,173 for the three months ended September 30, 2016, compared to $24,831 for the same period in 2015. The decrease in gross profit, for the three-month period-to-period comparison, was due to decreased sales reported in this segment, and the increase in operating expense was the result of increased insurance and repair expense reported in this segment. Net loss reported for this segment was $24,155 for the three months ended September 30, 2016, and net loss was $2,831 for the same period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue for the nine-month period ended September 30, 2016 was $4,801,672, as compared to $5,125,918 for the same period in 2015, a decrease of $324,246, or approximately 6%.  The performance of all our business segments for the nine-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2016 and September 30, 2015:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2016	2015	$ change	% change
Radiochemical Products	$1,216,587	$1,283,537	$(66,950)	(5%)
Cobalt Products	573,308	779,648	(206,340)	(26%)
Nuclear Medicine Standards	2,454,399	2,299,744	154,655	7%
Radiological Services	460,874	668,289	(207,415)	(31%)
Fluorine Products	-	-	-	-
Transportation	96,504	94,700	1,804	2%
Total Segments	4,801,672	5,125,918	(324,246)	(6%)
Corporate revenue	-	-	-	-
Total Consolidated	$4,801,672	$5,125,918	$(324,246)	(6%)

Gross profit for the nine-month period ended September 30, 2016 was $2,024,809, compared to $2,055,119, for the same period in 2015.  This represents a decrease of $30,310, or approximately 2%, which is the result of decreased sales reported in the nine-month period-to-period comparison.

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2016	2016	2015	2015
Total Sales	$4,801,672		$5,125,918
Cost of Sales
Radiochemical Products	$891,009	19%	$948,884	19%
Cobalt Products	119,798	2%	258,445	5%
Nuclear Medicine Standards	1,537,686	32%	1,543,707	30%
Radiological Services	207,425	4%	312,362	6%
Fluorine Products	-	0%	-	0%
Transportation	20,945	0%	7,401	0%
Total Segments	2,776,863	57%	3,070,799	60%

Gross Profit	$2,024,809		$2,055,119
Gross Profit %	42%		40%

Operating expenses were $3,120,373 for the nine-month period ended September 30, 2016, compared to $3,033,012 for the same period in 2015.  This represents an increase of $87,361, or approximately 3%. Salaries and contract labor expense increased by $87,662, or approximately 7%, which is primarily the result of salary and wage increases made during the nine months ended September 30, 2016 as compared to the same period in 2015. General administrative expense increased to $1,391,551 for the nine months ending September 30, 2016 from $1,238,457 for the same period in 2015.  This is an increase of $153,094, or approximately 12% and is largely the result of costs incurred for a waste shipment made in June 2016.  We are required by our NRC licensing agreements, to periodically dispose of manufacturing waste and during the nine months ended September 30, 2016 we made two waste shipments.  Approximately $149,000 of this waste disposal cost was attributable to general manufacturing and approximately $36,000 was attributable to research and development activities.  Our research and development expense decreased by $153,395, or approximately 28%, to $401,710 for the nine-month period ended September 30, 2016, from $555,105 for the same period in 2015.

The following table shows total operating expenses for the nine-month period ended September 30, 2016 and 2015:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2016	2015	% change	$ change
Salaries and Contract Labor	$1,327,112	$1,239,450	7%	$87,662
General, Administrative and Consulting	1,391,551	1,238,457	12%	153,094
Research and Development	401,710	555,105	(28%)	(153,395)
Total operating expenses	$3,120,373	$3,033,012	3%	$87,361

Interest expense for the nine months ended September 30, 2016 was $348,426, compared to $378,831 for the same period in 2015. This is a decrease of $30,405 or approximately 8% and is primarily due to less interest paid on an insurance premium financing contract as well as paying off a promissory note in March 2016, due to the NRC.

Our net loss for the nine-month period ended September 30, 2016, was $1,359,302 as compared to $1,263,528 for the same period in 2015.  This is an increase in loss of $95,774 or approximately 8%. This increase in net loss was the result of the decrease in gross profit and increase in operating expense for the nine-months ended September 30, 2016, as compared to the same period in 2015.

Radiochemical Products.  Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2016 was $1,216,587, compared to $1,283,537 for the same period in 2015.  This is a decrease of $66,950, or approximately 5% and is primarily the result of some pharmacy and hospital customers purchasing an FDA- approved sodium iodide product versus our iodine-131 radiochemical product.  Within this segment we distribute our iodine-131 as an active pharmaceutical ingredient. In September 2015, we obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  I3odine/MAXTM, a sodium iodide radiochemical product (I-131), is an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. I3odine/MAXTM is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the product enhancements we have made in addition to the generic drug products we plan to submit to the FDA will increase future sales in this business segment.  Additionally, we believe that demand for our radiochemical products will increase as the result of a recently announced discontinuation of iodine production and supply by one of our competitors in this market.

Gross profit percentages for our radiochemical products for the nine months ended September 30, 2016 and 2015 were approximately 27% and 26%, respectively. This increase of 1% is the result of competitive but aggressive pricing of our radiochemical product coupled with efficiently managing material and freight costs.  Operating expense for this segment for the nine-month period ended September 30, 2016 was $75,154, compared to $91,094 for the same period in 2015. This is a decrease of $15,940, or approximately 18%, and is the combined result of decreased wage costs and increased repair and maintenance costs in the nine-month period-to-period comparison. Net income for this segment increased for the nine-month period ended September 30, 2016, to $250,424, from $243,559 for the same period in 2015.  This slight increase of $6,865, or approximately 3%, is due to our ability to hold down operating costs in this segment for the nine months ended September 30, 2016, as compared to the same period in 2015.

Cobalt Products.  Revenues from the sale of cobalt products for the nine-month period ended September 30, 2016 were $573,308, compared to $779,648 for the same period in 2015. This is a decrease of $206,340, or approximately 26%, and is the result of decreased sealed source sales.  For the nine-month period ended September 30, 2016, our supply of cobalt material was dependent on material we recycled from returned, disused sources, and what we procured from suppliers other than the DOE’s ATR, and in some cases, our customers supplied their own cobalt material for use in source manufacturing. We are continuing to work with the DOE under a services agreement, on a plan to remove our older, in-progress targets from the ATR and we are hopeful that we will begin shipments of this older material during early 2017.

As previously discussed, in October 2014, we entered into a ten-year agreement with the DOE for the irradiation of a new design of cobalt targets and, as a result of this activity, we anticipate having high specific activity cobalt available to our customers beginning in early 2018 and every year thereafter through at least 2024.  Until that time, we will continue to work with alternate cobalt suppliers to obtain the cobalt material to meet future short term customer needs.  Additionally, we have a contract with the DOE to fabricate calibration standards for assay measurements of our new cobalt targets.  That contract work is expected to be completed sometime prior to the end of 2016.

During 2015, we entered into cobalt-60 supply agreements with several customers.  Under the terms of these contracts we will supply cobalt-60 to each customer and, in some cases, will provide on-going services with respect to the cobalt sales. The contracts required customers pay an initial commitment fee plus quarterly progress payments. The amounts received under these contracts have been recorded as unearned revenue under both short-term and long-term liabilities in our financial statements and revenue on these contracts will be recognized during the periods that shipments to customers begin.

Gross profit for cobalt products for the nine-month period ended September 30, 2016 was $453,510, as compared to $521,203 for the same period in 2015. Our cost of goods sold decreased significantly to $119,798 for the nine months ending September 30, 2016, from $258,445 for the same period in 2015.  This decrease of $138,647, or approximately 54% is due to the decreased sealed source manufacturing sales and the much lower cost of material to manufacture the sources using recycled material.  Operating expense in this segment increased by $1,016, or less than 1%, to $148,372 for the nine-month period ended September 30, 2016, from $147,356 for the same period in 2015. Net income for the nine months ended September 30, 2016 was $305,138, compared to $373,847 for the same period in 2015. This decrease in net income of $68,709, or approximately 18%, is attributable to the significant reduction in sealed source sales discussed earlier.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the nine-month period ended September 30, 2016 was $2,454,399 compared to $2,299,744 for the same period in 2015.  This represents an increase in revenue attributable to this segment of $154,655, or approximately 7%.

The table below presents nuclear medicine standards revenue for the nine month periods ended September 30, 2016 and 2015:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Nuclear Medicine Standards	2016	2015	% change
Sales
Sales to RadQual	$1,609,744	$1,422,881	13%
TI Services LLC	844,655	876,863	(4%)
	$2,454,399	$2,299,744	7%

Our sales to RadQual for the nine months ended September 30, 2016 increased by $186,863 or approximately 13% as compared to the same period in 2015. This increase is primarily the result of increased flood source sales, although sales of other miscellaneous calibration sources was strong during this nine-month period ended September 30, 2016, as compared to same period in 2015.  In April 2014, in collaboration with RadQual, we introduced a new lightweight imaging source, the Rad-Lite, which has been very well received by customers and continues to generate strong sales in this segment. TI Services sales dropped by $32,208, or approximately 4%, from $876,863 for the nine-month period ending September 30, 2015, to $844,655 for the same period in 2016.  The decreased revenue for TI Services is the result of the continued decline in sales of paper products used in nuclear medicine imaging, as customers move towards electronic record-keeping.

Gross profit for the nine-month period ended September 30, 2016 was $916,713, as compared to $756,037 for the same period in 2015, an increase of $160,676, or approximately 21%. A key factor in the increase in gross profit in the period-to-period comparison is the reduction in scrapped production material reported as a part of cost of sales for the nine-months ended September 30, 2016 as compared to the same period in 2015.  Scrapped production material reported as a part of cost of sales was $81,894 for the nine months ended September 30, 2015, and for the same period in 2016, scrapped production material reported was $25,735.  This is a decrease in scrap of $56,159 or approximately 69%, and is the result of strong efforts made by both nuclear medicine personnel and management to shore up our nuclear medicine manufacturing processes to operate more effectively and efficiently. Operating expense for this segment for the nine-month period ended September 30, 2016 increased to $376,650, from $343,891 for the same period in 2015.  This is an increase of $32,759 or approximately 10% and is the combined result of typical expected increases in operating expense such as wages and contract labor, and supplies for the nine months ended September 30, 2016 as compared to the same period in 2015. Net income for this segment increased by $127,918, or approximately 31%, to $540,065 for the nine-month period ended September 30, 2016, from $412,147 for the same period in 2015.

Radiological Services.  The radiological services segment reported revenue of $460,874 for the nine-month period ended September 30, 2016 compared to $668,289 for the same period in 2015. This is a decrease of $207,415, or approximately 31%.  Revenue from field service work performed in connection with the DOE’s OSRP typically accounts for the majority of revenue in this segment. However, for the nine-month period ended September 30, 2016, gemstone processing accounted for approximately 58% of the revenue in this segment, as compared to approximately 37% for the same period in 2015. We believe these fluctuations are based on current market demand for luxury items such as jewelry and anticipate similar fluctuations to occur in future periods.  For the nine-month period ended September 30, 2016 radiological field services sales, which are performed under contracts with the DOE’s OSRP, were $192,735 as compared to $418,545 for the same period in 2015. This is a decrease of $225,810, or approximately 54%.  The OSRP jobs are sporadically offered by the DOE and we expect that revenue comparisons will continue to vary from period-to-period. Because of our uniquely trained personnel, our licensing and our mobile hot cell, we do expect to be awarded more of these types of jobs in the future and expect these types of radiological services to provide the majority of revenue in this segment in the future.

The following table presents radiological services revenue for the nine-month periods ended September 30, 2016 and September 30, 2015:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Radiological Services	2016	2015	% change
Gemstone Processing	$268,139	$249,744	7%
Radiological Field Services	192,735	418,545	(54%)
	$460,874	$668,289	(31%)

Gross profit was $253,449 for this segment for the nine months ended September 30, 2016, and $355,927 for the same period in 2015. This is a decrease in gross profit of $102,478, or approximately 29% and is the result of decreased revenue reported in this business segment. Operating costs were $67,078 and $58,948 for the nine months ended September 30, 2016 and 2015, respectively. The increase in operating expense of $8,130, or approximately 14%, is due to increased labor costs, supplies, and increased depreciation cost reported in the period-to-period comparison.  No other income was reported in this segment for the nine months ended September 30, 2016, and other income was $17,991 for the same period in 2015.  Net income for the nine-month period ending September 30, 2016, was $186,370, as compared to $314,971 for the same period in 2015.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2016 or for the same period in 2015.  During the nine months ended September 30, 2016, we incurred $297,355 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $272,973 for the same nine-month period in 2015.  The increase of $24,382, or approximately 9% is the combined result of reporting less interest expense during the nine months ended September 30, 2016, as compared to the same period in 2015 and incurring costs for a shipment of waste material previously generated by our FEP pilot plant, which had been stored at our Idaho facility since 2013.  We are required by our NRC licensing to dispose of waste periodically and typically incur waste costs every few years.

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

Transportation.  Revenue from transportation services for the nine months ended September 30, 2016 was $96,504, compared to $94,700 for the same period in 2015.  Revenue in this business segment is directly affected by the activity in our cobalt products and radiological services segments. We believe that, as revenues in our cobalt products segment improve and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $75,559 for the nine months ended September 30, 2016, compared to $87,299 for the same period in 2015. Operating expense was $106,956 for the nine months ended September 30, 2016, compared to $93,912 for the same period in 2015. We reported $4,500 of proceeds from the sale of a vehicle, for the nine months ended September 30, 2016, and we had no other income to report for the same period in 2015. Net loss for this segment was $26,898, and net loss was $6,613 for the nine months ended September 30, 2016, and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2016, we had cash and cash equivalents of $385,931 as compared to $397,955 at December 31, 2015.  This is a decrease of $12,024, or approximately 3%.  For the nine months ended September 30, 2016, net cash used in operating activities was $269,647, and for the nine months ended September 30, 2015, net cash provided by operating activities was $725,118. The decrease in cash provided by operating activities in the period-to-period comparison is the combined result of cash paid for inventory and a significant decrease in cash payments received on cobalt contracts which are recorded as unearned revenue. The terms of these cobalt contracts required an initial down payment plus continued quarterly progress payments from each customer. These payments are recorded as unearned revenue and will be reported as sales when the cobalt material ships, which is expected to begin in early 2018. Increased cash received from accounts receivable reflects normal fluctuations in segment sales as well as payment terms. The increase in unearned revenues is the result of payments received on cobalt irradiation contracts discussed above.

Inventories at September 30, 2016 totaled $1,362,209, and inventories at December 31, 2015 totaled $1,111,570. The majority of our inventory consists of irradiated material held at the ATR located outside of Idaho Falls, Idaho.  For the nine months ended September 30, 2016, our target inventory accounted for approximately 77% of our work in process inventory, and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. For the nine months ended September 30, 2015, our target inventory accounted for approximately 71% of our work in process inventory. During December 2015, as part of our year-end procedures, we evaluated our older cobalt targets and concluded that, due to decay of activity, some had little or no market value. We wrote off approximately $103,000 of the target inventory at that time. We are currently working with the DOE to determine the cost of transporting some, or all, of the remainder of those older targets for processing and sale.  We believe that the older design targets have significant but varying degrees of market value depending on what additional costs we may have to incur in order to transport them to our facility for processing. We anticipate that the decision regarding the costs and our ability to begin transporting and selling cobalt from those old targets to be made in early 2017.

Cash used in investing activities was $57,072 for the nine months ended September 30, 2016, and cash used in investing activities was $259,996 for the same period in 2015. During the nine months ended September 30, 2015, we increased a restricted certificate of deposit by $225,315 whereas we had no such activity for the same period in 2016.  During the nine months ended September 30, 2016, we received $6,369 in dividend payments on our equity investment in RadQual and we received $4,500 in proceeds from the sale of an asset.

Financing activities provided cash of $314,695 during the nine months ended September 30, 2016 and cash used for financing activities for the same period in 2015 was $153,009. During the nine months ended September 30, 2016, we received cash proceeds of $3,282 from the issuance of stock as compared to $3,041 for the same period in 2015.  In September 2016, we borrowed an aggregate of $360,000 from our Chairman of the Board of Directors and one of our Directors. The $360,000 note bears interest at 6%, which is payable upon maturity of the note on March 31, 2017.  Per the terms of the note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock, or other securities of the Company based on the average closing price of the Company’s common stock over a 20 day period. The note is secured by all unencumbered assets.  Principal payments on all notes payable for the nine months ended September 30, 2016, were $48,587 as compared to $156,050 for the same period in 2015.

Total decrease in cash for the nine-month period ended September 30, 2016, compared to December 31, 2015, was $12,024 and was primarily the combined result of funds received under cobalt irradiation contracts, funds prepaid on insurance contracts, increased spending for inventory and fixed assets and decreases in accounts payable.

We have a long-term investment of $1,500,137, which represents a 24.5% ownership in units of RadQual. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual. We purchased these shares with the intent of eventually acquiring the remaining shares of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment. At the present time, there is no formal action being taken to acquire the remainder of those shares.

We expect that cash from operations, cash raised via equity financing, and our current cash balance will be sufficient to fund operations for the next twelve months.  Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At September 30, 2016, there were 27,419,172 outstanding warrants to purchase our common stock.  Included in these are 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; and 25,000,000 Class L Warrants issued September 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900. The debentures bear interest at 8%, mature July 2017 and are unsecured.  These debentures are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the debentures.  The Warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.  At September 30, 2016, the outstanding balance of these debentures, net of debt discount, was $3,005,544.

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the “Lenders”), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of our common stock at $0.06 per share.  At September 30 2016, the balance of the promissory note was $500,000.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and the note carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle.

In September 2016, we borrowed $360,000 from our Chairman of the Board of Directors and one of our Directors. The $360,000 note bears interest at 6%, which is payable upon maturity of the note on March 31, 2017.  According to the terms of the note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock or other securities of the Company based on the average closing price of the Company’s common stock over a 20 day period.  The note is secured by all unencumbered assets.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of September 30, 2016, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, we were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

On March 8, 2016, we delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.   AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied our claims against AOS and requested reimbursement from us in the amount of $2,000,000, plus attorneys’ fees and costs. Both parties agreed to mediation regarding the claims, which took place in June 2016.  The mediation was unsuccessful and the claim will now proceed to arbitration. The arbitration hearing is expected to take place during the first quarter of 2017.  At this time, it is not possible to predict the outcome of this matter and there is no assurance that we will be successful with our claim.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.