Form 10-Q
period 2017-03-31
INTERNATIONAL ISOTOPES INC
filed 2017-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of May 5, 2017, the number of shares of common stock, $.01 par value, outstanding was 406,730,902.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2017

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2017	2016
Current assets
Cash and cash equivalents	$2,849,255	$314,520
Accounts receivable	946,192	774,275
Inventories	1,706,937	1,476,240
Prepaids and other current assets	521,954	736,447
Total current assets	6,024,338	3,301,482

Long-term assets
Restricted money market account	451,003	450,631
Property, plant and equipment, net	1,920,555	1,948,076
Investment	1,513,799	1,492,781
Patents and other intangibles, net	4,162,205	4,186,295
Total long-term assets	8,047,562	8,077,783
Total assets	$14,071,900	$11,379,265

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,235,710	$941,659
Accrued liabilities	728,861	568,714
Convertible debt, net of debt discount	2,844,886	3,025,165
Current portion of unearned revenue	2,676,138	2,608,328
Current installments of notes payable	7,071	366,953
Total current liabilities	7,492,666	7,510,819

Long-term liabilities
Obligation for lease disposal costs	471,319	468,974
Unearned revenues, net of current portion	364,440	364,440
Notes payable, net of current portion and debt discount	456,338	428,891
Mandatorily redeemable convertible preferred stock	3,758,820	850,000
Total long-term liabilities	5,050,917	2,112,305
Total liabilities	12,543,583	9,623,124

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 406,705,724 and 404,999,758 shares issued and outstanding respectively	4,067,057	4,049,998
Additional paid in capital	120,142,870	119,595,535
Accumulated deficit	(122,725,827)	(121,939,561)
Equity attributable to International Isotopes Inc. stockholders	1,484,100	1,705,972
Equity attributable to noncontrolling interest	44,217	50,169
Total equity	1,528,317	1,756,141
Total liabilities and stockholders' equity	$14,071,900	$11,379,265

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2017	2016

Sale of product	$1,834,208	$1,691,677
Cost of product	1,023,968	944,540
Gross profit	810,240	747,137

Operating costs and expenses:
Salaries and contract labor	493,881	437,135
General, administrative and consulting	874,102	454,506
Research and development	124,670	148,608
Total operating expenses	1,492,653	1,040,249

Operating loss	(682,413)	(293,112)

Other income (expense):
Other income	125	4,500
Equity in net income of affiliate	22,965	23,803
Interest income	421	93
Interest expense	(133,316)	(110,470)
Total other income (expense)	(109,805)	(82,074)
Net loss	(792,218)	(375,186)
Loss attributable to non-controlling interest	5,952	668

Net loss attributable to International Isotopes Inc.	$(786,266)	$(374,518)

Net loss per common share - basic and diluted	$-	$-

Weighted average common shares outstanding - basic and diluted	405,649,164	402,335,817

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(792,218)	$(375,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net income in equity method investment	(22,965)	(23,803)
Depreciation and amortization	55,585	54,008
Gain on disposal of property, plant and equipment	-	(4,500)
Accretion of obligation for lease disposal costs	2,345	2,298
Accretion of beneficial conversion feature and debt discount	62,322	48,880
Equity based compensation	16,819	38,554
Changes in operating assets and liabilities:
Accounts receivable	(171,917)	282,382
Prepaids and other current assets	214,493	31,534
Inventories	(230,697)	(67,115)
Unearned revenues	67,810	392,882
Accounts payable and accrued liabilities	467,298	(291,435)
Net cash (used in) provided by operating activities	(331,125)	88,499

Cash flows from investing activities:
Restricted certificate of deposit	(372)	-
Proceeds from sale of property, plant and equipment	-	4,500
Dividends received from equity method investment	1,947	-
Purchase of property, plant and equipment	(3,974)	(16,781)
Net cash used in investing activities	(2,399)	(12,281)

Cash flows from financing activities:
Proceeds from sale of stock	9,954	854
Proceeds from sale of preferred stock	2,860,000	-
Principal payments on notes payable	(1,695)	(45,871)
Net cash provided by (used in) financing activities	2,868,259	(45,017)

Net (decrease) increase in cash and cash equivalents	2,534,735	31,201
Cash and cash equivalents at beginning of period	314,520	397,955
Cash and cash equivalents at end of period	$2,849,255	$429,156

Supplemental disclosure of cash flow activities:
Cash paid for interest	$2,920	$-

Supplemental disclosure of noncash financing and investing transactions:
Dealer financing for the purchase of a new vehicle	$-	$45,713
Decrease in preferred stock and increase in equity for amounts allocated warrants issued with preferred stock	$537,621	$-
Decrease in accrued interest and increase in preferred stock for conversion of debentures	$13,100	$-
Decrease in debt and increase in preferred stock for conversion of debentures	$559,900	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2017

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

Nature of Operations – INIS and its subsidiaries and joint venture (collectively, the Company, we, our or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical applications. The Company also provides a host of transportation, recycling, and processing services on a contract basis for clients and holds several patents for a fluorine extraction process that it expects to use in conjunction with a proposed commercial depleted uranium de-conversion facility in Lea County, New Mexico.   The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

Recent Accounting Pronouncements – In May 2017 the FASB issued ASU No. 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-079). ASU 2017-09 amends the requirements in GAAP related to accounting in changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will not have a significant impact on the results of operations, financial position or cash flows of the Company.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses.  During the three-month period ended March 31, 2017, the Company reported a net loss of $786,266, net of non-controlling interest, and net cash used in operating activities of $331,125. During the same period in 2016, the Company reported a net loss of $374,518, net of non-controlling interest, and net cash provided by operating activities of $88,499.

During the three months ended March 31, 2017, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, radiological services and transportation segments, and in particular, the pursuit of new business opportunities within those segments

The Company expects that cash from operations, cash raised via equity financing and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)

Net Loss Per Common Share - Basic and Diluted

For the three months ended March 31, 2017, the Company had 20,750,000 stock options outstanding, 44,584,172 warrants outstanding, 3,433 shares of Series C redeemable convertible preferred stock (the Series C Preferred Stock), and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three months ended March 31, 2016, the Company had 27,950,000 stock options outstanding, 27,419,172 warrants outstanding, and 425,000 shares of Series B redeemable convertible preferred stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. The 24.5% ownership of RadQual has a balance of $1,513,799 and is reported as an asset at March 31, 2017.  For the three months ended March 31, 2017, member distributions from RadQual totaled $1,947 and were recorded as a reduction of the investment, and for the same period in 2016 there were no member distributions.  During the three months ended March 31, 2017 and 2016, earnings allocated to the Company from RadQual totaled $22,965 and $22,803, respectively.  These allocated earnings were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations.

At March 31, 2017 and December 31, 2016, the Company had receivables from RadQual in the amount of $364,143 and $282,470, respectively, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets.  For the three months ended March 31, 2017 and 2016, the Company reported revenue from RadQual in the amount of $531,902 and $516,358, respectively.  Revenue from RadQual is recorded as sale of product on the Company’s condensed consolidated statements of operations.

Summarized balance sheet information for the three months ended March 31, 2017 and the twelve months ended December 31, 2016, and summarized operating information for the three months ended March 31, 2107 and 2016 for RadQual is presented below:

	March 31,	December 31,
RadQual LLC	2017	2016
Current assets	$646,000	$501,000
Noncurrent assets	12,000	12,000
Current liabilities	396,000	293,000
Noncurrent liabilities	-	-

	For the three-months ended March 31,
	2017	2016
Revenue	816,000	722,000
Gross profit	228,000	250,000
Net income	$100,000	$97,000

(5)

Inventories

Inventories consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$44,455	$44,455
Work in process	1,660,921	1,425,056
Finished goods	1,561	6,729
	$1,706,937	$1,476,240

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At March 31, 2017, this cobalt target inventory had a carrying value of $423,623, and at December 31, 2016, the cobalt target inventory was valued at $442,759.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of some of this cobalt-60 material as a bulk product and is collecting advance payments for project management, up-front handling, and irradiation charges from those customers.  The remainder of cobalt under production with the DOE will be used as the raw material for our cobalt sealed source manufacturing.  The advance payments from customers have been recorded as unearned revenue. The revenue and the costs associated with irradiation will be recognized in the Company’s financial statements as the cobalt targets are completed and start being either shipped to customers or be used as raw material in sealed source fabrication, which is expected to begin in 2018.

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan in which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2017 and 2016, the Company issued 8,886 and 10,671 shares of common stock, respectively, to employees for proceeds of $622 and $854, respectively.  All shares were issued pursuant to the Company’s employee stock purchase plan. As of March 31, 2017, 785,320 shares of common stock remain available for issuance under the Company’s employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, our Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan.  At March 31, 2017, there were 24,422,267 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,316,667	$0.05
Granted	-
Exercised	(2,566,667)	$0.04		$108,500
Forfeited	-
Outstanding at March 31, 2017	20,750,000	$0.05	5.3	$1,061,000
Exercisable at March 31, 2017	20,750,000	$0.05	5.3	$1,061,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.09 per share on March 31, 2017, the last trading day of the quarter.

Total stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $16,819 and $38,554, respectively.

During the three months ended March 31, 2017, 2,300,000 qualified stock options were exercised under a cashless exercise.  The Company withheld 1,079,412 shares to satisfy the exercise price and issued 1,220,558 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

During the three months ended March 31, 2017, 266,667 non-qualified stock options were exercised.  The Company received $9,333 in cash to satisfy the exercise price and issued 266,667 shares of common stock.

Pursuant to an employment agreement with its CEO, the Company issued 350,000 fully vested shares of common stock in February 2017 under the 2015 Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.08 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.10 per share.  Compensation expense recorded pursuant to this stock grant was $16,786, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2017, which was $0.08 per share. The Company withheld 140,175 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2017 totaled 209,825 shares.

Warrants

Warrants outstanding at March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

Warrants
Outstanding at December 31, 2016	27,419,172
Issued	17,165,000
Exercised	-
Forfeited	-
Outstanding at March 31, 2017	44,584,172

Preferred Stock

At March 31, 2017, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares are also convertible into common stock at a conversion price of $2.00 per share. These preferred shares carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying balance sheets.

On February 17, 2017, the Company entered into subscription agreements with certain investors, including two of the Company’s directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of the Company’s common stock (the Class M Warrants), for gross proceeds of $3,433,000.  The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock will be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

The Class M Warrants are immediately exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

The Company allocated the proceeds to the Series C Preferred Stock and Class M Warrants based on their relative fair value, which resulted in $2,895,379 being allocated to the Series C Preferred Stock and $537,621 being allocated to the Class M Warrants. The allocated Class M Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the Series C Preferred Stock. At March 31, 2017, the amount of Series C Preferred Stock, net of discount, was $2,908,820.

The fair value of the Class M Warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk-free interest rate of 1.92%, expected dividend yield of 0%, expected volatility of 66%, and an expected life of five years.

(7) Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold 8% Convertible Notes (the Notes) for an aggregate of $3,069,900. The Notes bear interest at 8%, mature July 2017 and are unsecured.  These Notes are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the Notes.  The warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.  At March 31, 2017, the outstanding balance of these Notes, net of debt discount, was $2,844,886.

On February 17, 2017, pursuant to the subscription agreement for Series C Preferred Stock discussed above, $205,000 of the Notes, plus accrued interest, was settled in full for 205 shares of Series C Preferred Stock plus 1,025,000 Class M Warrants.

On March 24, 2017, the Company entered into an Amendment to the 8% Convertible Notes with Euro Pacific Capital, Inc. (the Amendment), pursuant to which the 8% Convertible Notes issued by the Company in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elect to convert their Notes into Series C Preferred Stock will also receive a Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  As of March 31, 2017, none of the Notes had been converted into Series C Preferred Stock.  As of May 12, 2017, $780,000 of the Notes had been converted to 780 shares of Series C Preferred Stock and 2,643,750 Warrants.  Residual interest paid out was $1,516.

In addition, the Amendment to the Notes gave each holder of the Notes the right, at the holder’s option, to have the Company redeem part or all of the outstanding Notes for cash in an amount equal to 100% of the principal amount of the Notes redeemed and all accrued but unpaid interest as of the redemption date. As of March 31, 2017, none of the Notes had been redeemed.  As of May 12, 2017, $1,843,188 of principal plus interest had been redeemed by holders of the Notes.

On December 23, 2013, the Company entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the Lenders), pursuant to which it borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable. The fair value of the warrants was $384,428 and was recorded as a debt discount and is being amortized to interest expense over the life of the promissory note.  The Company calculated a beneficial conversion feature of $15,464 which will be accreted to interest expense over the new life of the note. In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged.  At March 31, 2017, the balance of the promissory note, net of discount, was $421,972 and accrued interest on the note totaled $99,234.

In September 2016, the Company borrowed an aggregate of $360,000 from the Company’s Chairman of the Board of Directors and one of the Company’s Directors. The note bears interest at 6%, which is payable upon maturity of the note on March 31, 2017.  During February 2017, the note plus accrued interest totaling $368,000, were settled in full with shares of Series C Preferred Stock and a cash payment of $520 was made for residual interest.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of HSA Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date.  Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, all payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. Additionally, the majority of the radiochemical product sold by the Company is supplied to the Company through an agreement with a single entity. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account in the amount of $451,003, held by Merrill Lynch.

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, we committed to construct a uranium de-conversion and Fluorine Extraction Process (FEP) facility on the land.  In order to retain title to the property, we were to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA agreement that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016.  Those dates were not met and the Company is currently in the process of renegotiating a second modification to the agreement to further extend those dates. If the Company is not successful in extending the performance dates in the agreement then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet our obligations under the agreements for permanent transfer of the title.

On March 8, 2016, the Company delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a cash deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand denying the Company’s claims and requesting $2,000,000, plus attorney’s fees. The Company has subsequently requested additional damages in the amount of $863,806 bringing the total claim for refund and damages to $1,673,241.  Arbitration proceedings took place during a two-week period in March and April of 2017.  One additional week of proceedings is scheduled in June 2017 to conclude this arbitration.  The Company expects to receive the arbitrator’s decision sometime during the third quarter of 2017. At this time, it is not possible to predict the outcome of this matter and there is no assurance that the Company will be successful in recovering damages from its claim or defending the counter claims.

(9)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2017	2016
Radiochemical Products	$613,580	$382,245
Cobalt Products	219,423	313,786
Nuclear Medicine Standards	808,406	813,159
Radiological Services	192,799	127,987
Fluorine Products	-	-
Transportation	-	54,500
Total Segments	1,834,208	1,691,677
Corporate revenue	-	-
Total Consolidated	$1,834,208	$1,691,677

	Three months ended March 31,
Depreciation and Amortization	2017	2016
Radiochemical Products	$1,609	$1,748
Cobalt Products	9,770	9,691
Nuclear Medicine Standards	2,145	4,300
Radiological Services	9,548	6,961
Fluorine Products	26,095	27,948
Transportation	2,890	1,760
Total Segments	52,057	52,408
Corporate depreciation and amortization	3,528	1,600
Total Consolidated	$55,585	$54,008

	Three months ended March 31,
Segment Income (Loss)	2017	2016
Radiochemical Products	118,155	63,098
Cobalt Products	120,061	203,365
Nuclear Medicine Standards	183,972	154,731
Radiological Services	115,526	47,594
Fluorine Products	(84,878)	(74,181)
Transportation	(24,608)	10,862
Total Segments	428,228	405,469
Corporate loss	(1,214,494)	(779,987)
Net Loss	$(786,266)	$(374,518)

	Three months ended March 31,
Expenditures for Segment Assets	2017	2016
Radiochemical Products	$-	$-
Cobalt Products	-	-
Nuclear Medicine Standards	(198)	-
Radiological Services	-	4,803
Fluorine Products	4,172	8,719
Transportation	-	50,772
Total Segments	3,974	64,294
Corporate purchases	-	-
Total Consolidated	$3,974	$64,294

	March 21,	December 31,
Segment Assets	2017	2016
Radiochemical Products	$262,309	$267,920
Cobalt Products	1,602,790	1,414,240
Nuclear Medicine Standards	651,799	502,361
Radiological Services	175,450	171,354
Fluorine Products	5,777,430	5,801,627
Transportation	41,954	49,706
Total Segments	8,511,732	8,207,208
Corporate assets	5,560,168	3,172,057
Total Consolidated	$14,071,900	$11,379,265

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of cobalt targets, the business prospects and growth projection for our business segments, the FDA approval for our new sodium iodide product, and the status of our proposed uranium de-conversion facility, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 31, 2017, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc. and its subsidiaries and joint venture (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical applications. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned new commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, with which we have an exclusive manufacturing agreement for nuclear imaging products. Our business consists of the following six major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) imaging.  These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration of dose measurement equipment. Revenue from nuclear medicine products includes sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. In addition to manufacturing the products themselves, we have developed a complete line of specialty packaging for the safe transportation and handling of these products.

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that provides these unique services. There has been a significant increase in regulation by the Nuclear Regulatory Commission (NRC) in recent years that has created a significant barrier to new entrants to this market.

 Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications.  These products are either directly produced by us or are purchased in bulk form from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. This segment will also include our generic radiopharmaceutical and pharmaceutical products we plan to begin producing pending U.S. Food and Drug Administration (FDA) approval.

We have received trademark approval for I3odine/MAXTM, our Iodine-131 oral solution, and we have submitted an abbreviated New Drug Application to the FDA for approval of this product. The time required for FDA approval of the I3odine/MAXTM product is unknown.  Once approved, however, we anticipate significantly expanded sales of this product and a significant positive impact on our revenues. We are also considering other generic drug opportunities and plan to expand the range of products offered within this business segment in the coming years.

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases that we expected to be produced using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico.  Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on this project on hold.  Further development activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility.  In the meantime, the Company expects to continue to incur some costs associated with the maintenance of licenses and other necessary project investments, and to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. We are licensed through the NRC to perform certain field service activities in connection with the U.S. Department of Energy’s (DOE) Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in this field service work to use in the performance of OSRP field service jobs.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue for the three months ended March 31, 2017 was $1,834,208 as compared to $1,691,677 for the same period in 2016, an overall increase of $142,531, or approximately 8%. The following table presents a period-to-period comparison of total revenue by segment with further discussion of the performance of each business segment provided in the following paragraphs.

	For the three-months Ended March 31,	For the three-months ended March 31,
Sale of Product	2017	2016	$ change	% change
Radiochemical Products	$613,580	$382,245	$231,335	61%
Cobalt Products	219,423	313,786	(94,363)	-30%
Nuclear Medicine Standards	808,406	813,159	(4,753)	-1%
Radiological Services	192,799	127,987	64,812	51%
Fluorine Products	-	-	-	0%
Transportation	-	54,500	(54,500)	-100%
Total Consolidated	$1,834,208	$1,691,677	$142,531	8%

Cost of sales increased to $1,023,968 for the three months ended March 31, 2017 from $944,540 for the same period in 2016.  This is an increase of $79,428, or approximately 8%. Gross profit for the three months ended March 31, 2017 was $810,240, compared to $747,137 for the same period in 2016.  This represents an increase of $63,101, or approximately 8%.  Our gross profit percentage was 44% for the three months ended March 31, 2017, and 44% for the same period in 2016.  The increase in cost of sales in the three-month comparison was primarily due to our increased radiochemical products sales and related increase in the volume of material purchased to support those sales. Additionally, as a result of improved manufacturing processes in our nuclear medicine segment, we have reduced our scrapped production material costs significantly in this segment.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2017 and 2016:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2017	2017	2016	2016
Total Sales	$1,834,208		$1,691,677
Cost of Sales
Radiochemical Products	$438,175	24%	$294,069	17%
Cobalt Products	44,286	2%	55,276	3%
Nuclear Medicine Standards	496,541	27%	532,511	31%
Radiological Services	43,971	2%	59,551	4%
Fluorine Products	-	-	-	-
Transportation	995	1%	3,133	1%
Total Segments	1,023,968	56%	944,540	56%

Gross Profit	$810,239		$747,137
Gross Profit %	44%		44%

Operating expense increased to $1,492,653 for the three months ended March 31, 2017, from $1,040,249 for the same period in 2016.  This increase of $452,404, or approximately 43%, is primarily the result of a significant increase in General, Administrative and Consulting costs, specifically legal costs and facility licensing fees. Salaries and contract labor costs increased to $493,881, for the three months ended March 31, 2017, as compared to $437,135, for the same period in 2016. This is an increase of $56,746, or approximately 13%. This increase in salaries and contract labor costs is the result of normal payroll cost increases and employee performance awards. Non-cash equity compensation expense was $16,819 for the three months ended March 31, 2017, and was $38,554 for the same period in 2016. The amount of non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity based instruments.  As these instruments are exercised or expire the related non-cash compensation expense will decrease.

The following table presents a comparison of total operating expense for the three months ended March 31, 2017 and 2016:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2017	2016	% change	$ change
Salaries and Contract Labor	$493,881	$437,135	13%	$56,746
General, Administrative and Consulting	874,102	454,506	92%	419,596
Research and Development	124,670	148,608	-16%	(23,938)
Total operating expenses	$1,492,653	$1,040,249	43%	$452,404

Interest expense for the three months ended March 31, 2017 was $133,316, compared to $110,470 for the same period in 2016. This is an increase of $22,846, or approximately 21%. The majority of interest expense reported is attributable to interest which is accrued and paid to holders of our convertible debt issued in July 2012. Interest expense related to this debt is allocated to general operations and to research and development based on the use of the funding proceeds. Interest payments of approximately $123,000 are made semi-annually. The increase in interest expense reported in the period-to-period comparison is the result of non-cash interest recorded for the issuance of warrants related to a preferred stock offering in February 2017, which is discussed in detail below, and interest paid on a loan for a vehicle purchased in May 2016.

Our net loss for the three months ended March 31, 2017 was $786,266, compared to $374,518, for the same period in 2016.  This is an increase in loss of $411,748, or approximately 110%, and is primarily the result of increased operating expenses, as discussed above, for the three-month period ended March 31, 2017, as compared to the same period in 2016.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended March 31, 2017 was $613,580, compared to $382,245 for the same period in 2016.  This is an increase of $231,335, or approximately 61%.  The large increase in the period-to-period revenue comparison is primarily the result of a major competitor stopping the supply of sodium iodide product in October 2016 resulting in facilities turning to us for their supply of sodium iodide product.

Gross profit of radiochemical products for the three months ended March 31, 2017 was $175,405, compared to $88,176, for the same period in 2016, and gross profit percentages were approximately 29% and 23% for the three months ended March 31, 2017 and 2016, respectively. Cost of sales for radiochemical products increased to $438,175 for the three months ended March 31, 2017, as compared to $294,069 for the same period in 2016.  This is an increase of $144,106, or approximately 49%, and was primarily the result of increased sales volume and raw material purchases in this segment in the three-month comparison. Operating expense for this segment increased to $57,250 for the three months ended March 31, 2017, compared to $25,078 for the same period in 2016. This increase in operating expense of $32,172, or approximately 128%, is primarily due to increased licensing costs and general supply costs for the three-month period ended March 31, 2017, as compared to the same period in 2016.  This segment reported net income of $118,155 for the three months ended March 31, 2017, as compared to net income of $63,098 for the same period in 2016.  The increase in net income of $55,057, or approximately 87%, is the result of the significant increase in revenue for this segment as discussed above in the period-to-period comparison.

Within this segment, we distribute our iodine-131 as an active pharmaceutical ingredient. In September 2015, we obtained approval from the U.S. Patent and Trademark office for the trademark registration of I3odine/MAXTM.  I3odine/MAXTM, a sodium iodide radiochemical product (I-131), is an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. In November 2016, we submitted an abbreviated new drug application to the FDA for our I3odine/MAXTM sodium iodide (I-131) radiopharmaceutical product.

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

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended March 31, 2017 was $219,423, compared to $313,786, for the same period in 2016. This represents a decrease of $94,363, or approximately 30%. Our cobalt sealed source manufacturing generates the majority of revenue in this segment and these sealed source sales largely depend on our ability to procure cobalt target material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain high specific activity material from the ATR reactor since late 2013, periodically we are able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication.  During the three months ended March 31, 2017 we were also able to complete a purchase agreement for some additional cobalt from a supplier that should be delivered to us in late 2017.  In the meantime, the limited availability of cobalt material will continue to directly impact our ability to generate sealed source sales.  However, once the cobalt from the alternate supplier and the material currently undergoing irradiation at the ATR become available in late 2018, we anticipate significantly increased sales in this business segment.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning in late 2018 and every year thereafter through at least 2024.

Additionally, during 2015 and 2016, we entered into cobalt-60 supply agreements with several customers.  Pursuant to these contracts, we will supply bulk cobalt-60 to the customers and, in some instances, will provide on-going services with respect to the cobalt sales. The funding received under these contracts has been recorded as unearned revenue in our consolidated balance sheets. We will begin recognizing the revenue when actual sales begin in 2018. Until we are able to ship the cobalt material currently under irradiation at the ATR, we will rely on obtaining material from other sources to fulfill some of our customer demand in 2017 and 2018.

As of March 31, 2017, we continued to hold many in-progress old design cobalt targets at the ATR. We believe that the older design targets we hold at the ATR and that we report as inventory, hold significant but varying market values in excess of their current carrying values and we concluded that no impairment existed at that time.  We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate

Gross profit for cobalt products for the three months ended March 31, 2017 was $175,137, compared to $258,510 for the same period in 2016. This is a decrease of $83,373, or approximately 32% and is primarily attributable to our decreased sealed source sales for the three months ended March 31, 2017, as compared to the same period in 2016. Our gross profit percentages were approximately 80% and 83% for the three-month periods ending March 31, 2017 and 2016, respectively. Operating expense in this segment remained unchanged, and was approximately $55,000 for both periods. Our net income for cobalt products was $120,061 for the three months ended March 31, 2017, as compared to net income of $203,365 for the same period in 2016. The decrease in net income of $83,304, or approximately 41%, was directly attributable to decreased sealed source sales reported for the three months ended March 31, 2017, as compared to the same period in 2016.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended March 31, 2017 was $808,406 compared to $813,159 for the same period in 2016. This represents a decrease in revenue of $4,753, or approximately 1% and is the result of decreased sales reported by our consolidated joint venture, TI Services. Revenue from nuclear medicine products includes sales from TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and PET imaging.

The following table presents sales for the nuclear medicine standards segment for the three months ended March 31, 2017 and 2016:

	For the three- months ended March 31,	For the three- months ended March 31,
Nuclear Medicine Standards	2017	2016	$ change	% change
Sales
Sales to RadQual	$532,612	$517,033	$15,579	3%
TI Services LLC	275,794	296,126	(20,332)	-7%
	$808,405	$813,159	$(4,754)	-1%

Sales to RadQual increased by $15,579, or approximately 3%, for the three months ended March 31, 2017, as compared to the same period in 2016. This increase is primarily the result of increased flood source sales, although sales of other miscellaneous calibration sources was strong during the three months ended March 31, 2017, as compared to same period in 2016.

We reported TI Services sales for the three months ended March 31, 2017 of $275,794, as compared to $296,126 for the same period in 2016, a decrease of $20,332, or approximately 7%.   TI Services sales of paper products used in nuclear medicine imaging, which historically has been a significant part of TI Services sales, have continued to decrease as facilities move towards electronic record-keeping.  We continue to work with both RadQual and TI Services on marketing strategies to boost flood source sales through TI Services, particularly the lightweight flood source which we introduced in 2014, as well as boost sales of other medical supplies that continue to be in demand.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2017 was $496,541, as compared to $532,511 for the same period in 2016. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2017 was $311,865, compared to $280,648 for the same period in 2016.  This is an increase in gross profit of $31,217, or approximately 11%. A key factor in the increase in gross profit in the period-to-period comparison is the reduction in scrapped production material reported as a part of cost of sales. Scrapped production material was $2,491 for the three months ended March 31, 2017, and for the same period in 2016, scrapped production material reported was $7,563.  This is a decrease in scrap of $5,072, or approximately 67%, and is the result of our development and implementation of more effective and efficient production methods. We also incurred less direct material cost in the production of products in this segment as a result of on-going review of our manufacturing processes.

Operating expense for this segment for the three months ended March 31, 2017 increased to $127,893, from $125,878 for the same period in 2016. This slight increase of $2,015, or approximately 2%, is attributable to slight general operating cost increases for the three months ended March 31, 2017, as compared to the same period in 2016. Net income for this segment for the three months ended March 31, 2017 was $183,972, compared to $154,731 for the same period in 2016, and is the result decreased cost of sales in the period-to-period comparison.

Radiological Services.  Our radiological services segment consists of radiological field service work and gemstone processing. Revenue from all radiological services for the three months ended March 31, 2017 was $192,799, compared to $127,987 for the same period in 2016, an increase of $64,812 or approximately 51%.  Radiological field services revenue in this segment was $12,435 for the three months ended March 31, 2017, and was $11,119 for the same period in 2016.  Revenue generated from gemstone processing was $180,364 for the three months ended March 31, 2017, and was $116,868 for the same period in 2016.  This is an increase of $63,496, or approximately 54%. This increase is due to the increased volume of material shipped to us for processing during the three months ended March 31, 2017 as compared to the same period in 2016. We have historically experienced these fluctuations, which are based on changes in current market demand for luxury items such as jewelry and we expect these fluctuations to continue.

The following table presents radiological services revenue for the three months ended March 31, 2017 and 2016:

	For the three- months ended March 31,	For the three- months ended March 31,
Radiological Services	2017	2016	$ change	% change
Gemstone Processing	$180,364	$116,868	$63,496	54%
Radiological Field Services	12,435	11,119	1,316	12%
	$192,799	$127,987	$64,812	51%

The majority of our field service revenue is generated by the performance of activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). The DOE awards these OSRP jobs on a periodic basis which accounts for the large fluctuations that can occur in field service revenue in our period-to-period comparisons. These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units.  Based on the number of orphan sources identified both in the U.S. and internationally that will need to be recovered and disposed of, we expect this source removal and installation work to increase during 2017. As an example, during the first quarter of 2017, we have secured contracts on several OSRP jobs that will be completed during the upcoming months and we expect that there will be additional OSRP work forthcoming in 2017.

We have designed and built two mobile hot cell units that are adaptable for use in various source recovery environments and both have been successfully demonstrated in the field. In addition, we received an amendment to our NRC license that allows us to use these hot cells to perform source removal services on a wide variety of cobalt radiation therapy units. The mobile hot cells and license amendment have been used to support continued expansion of our field service activities.  Based upon contracts currently in place and the amount of anticipated future contract opportunities for this type of work, we expect that field services will be the primary source of revenue within this segment during the remainder of 2017.

Gross profit for this segment for the three months ended March 31, 2017 was $148,828, compared to $68,436 for the same period in 2016.  The increase in gross profit of $80,392, or approximately 118%, is the result of the increased sales and decreased cost of sales, particularly direct costs attributable to performing field service work, in this segment for the three months ended March 31, 2017, as compared to the same period in 2016.  Operating expense for the three months ended March 31, 2017 was $33,304, as compared to $20,842 for the same period in 2016. This increase of $12,462, or approximately 60%, was the result of increased wage expense and depreciation expense recorded for the three-month period ended March 31, 2017 as compared to the same period in 2016.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended March 31, 2017, or for the same period in 2016. During the three months ended March 31, 2017, we incurred $84,878 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $74,181 for the same three-month period in 2016. The increase of $10,697, or approximately 15% is the result of increased travel and management costs incurred related to maintaining licenses and agreements that are currently in place with regard to the proposed facility.

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

Transportation.  We reported no revenue from transportation services for the three months ended March 31, 2017, compared to $54,500 for the same period in 2016. We primarily use our transportation services to support the jobs performed in our cobalt products and radiological services business segments and revenue generated in this business segment is typically dependent on opportunities in these other two segments.  For the three-month period ended March 31, 2017, revenue in the cobalt products segment decreased and revenue generated by radiological field services showed only a slight increase as compared to the same three-month period in 2016, and consequently, revenue in our transportation segment decreased. Gross profit (loss) was ($995) for the three months ended March 31, 2017, compared to $51,367 for the same period in 2016, and operating expense was $23,613 for the three months ended March 31, 2017, compared to $45,005 for the same period in 2016. This decrease in operating expense of $21,392, or approximately 48%, is the result of decreased labor cost and decreased repair and maintenance cost.  Net loss reported for this segment was $24,608 for the three months ended March 31, 2017, and net income was $10,862 for the same period in 2016.  There are numerous regulations that apply to, and agencies which monitor, the security and tracking of cobalt shipments and our transportation segment specializes in the transport of hazardous, radioactive materials, including large cobalt shipments. We believe that as the anticipated growth in our other business segments occurs, particularly cobalt products and radiological services, we will see increased revenue in our transportation segment as well.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2017, we had cash and cash equivalents of $2,849,255 as compared to $314,520 at December 31, 2016.  This is an increase of $2,534,735, and is largely the result of cash proceeds from the private placement of Series C Preferred C stock and Class M Warrants in February 2017, which is discussed in further detail below.  For the three months ended March 31, 2017, net cash used in operating activities was $331,125, and for the three months ended March 31, 2016, net cash provided by operating activities was $88,499. The decrease in cash provided by operating activities in the period-to-period comparison is the combined result of cash paid for inventory and a significant decrease in cash payments received on cobalt contracts which are recorded as unearned revenue. The initial terms of these cobalt contracts required a down payment plus continued quarterly progress payments from each customer. These payments are recorded as unearned revenue and will be reported as sales when the cobalt material ships, which is expected to begin in 2018.

Inventories at March 31, 2017 totaled $1,706,937, and inventories at December 31, 2016 totaled $1,476,240. The majority of our inventory consists of irradiated material held at the ATR located outside of Idaho Falls, Idaho.  For the three months ended March 31, 2017, our target inventory accounted for approximately 83% of our work in process inventory, and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. For the three months ended March 31, 2016, our target inventory accounted for approximately 78% of our work in process inventory.  We periodically evaluate the carrying value of our older targets to determine their future market value to the Company.  As of March 31, 2017, we determined that these older design targets continue to hold varying degrees of future market value to the Company and that no impairment of this inventory was necessary.

Cash used in investing activities was $2,400 for the three months ended March 31, 2017, and cash used in investing activities was $12,281 for the same period in 2016. Cash used to purchase equipment was $3,975 for the three months ended March 31, 2017, as compared to $16,781 for the same period in 2016. We received $1,947 in dividends from our investment in RadQual during the three months ended March 31, 2017, whereas we received no dividends for the same period in 2016.

Financing activities provided cash of $2,868,260, during the three months ended March 31, 2017, and cash used for financing activities for the same period in 2016 was $45,017. During the three months ended March 31, 2017, we received cash proceeds of $2,860,000 from the issuance of Series C Preferred Stock and Class M Warrants in a private placement transaction as compared to no such proceeds during the same period in 2016.

On February 17, 2017, we entered into subscription agreements with certain investors, including two of the Company’s directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of the Company’s common stock (Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  The Series C Preferred Stock are

convertible at the option of the holder at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock will be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class M Warrants are immediately exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

As a part of the above offering, two holders of the Company’s 8% Convertible Notes (as defined below) converted principal plus accrued interest in the amount of $205,000 into 205 shares of Series C Preferred Stock and 205,000 Class M Warrants.  Additionally, two of the Company’s directors converted outstanding notes payable and accrued interest in the amount of $368,000 into 368 shares of Series C Preferred Stock and 1,840,000 Class M Warrants.

Total increase in cash for the three-month period ended March 31, 2017, compared to December 31, 2016, was $2,534,735 and was primarily the result of the private placement of the Series C Preferred Stock.

We have a long-term investment of $1,513,799, which represents a 24.5% ownership in units of RadQual. The value of this asset is based upon the purchase price of those shares and the continued business performance of RadQual. We purchased these shares with the intent of eventually acquiring the remaining shares of RadQual and thus improve the revenues and profit margin for the nuclear medicine business segment. At the present time, there is no formal action being taken to acquire the remainder of those shares.

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

At March 31, 2017, there were 44,584,172 outstanding warrants to purchase our common stock.  Included in these are 2,419,172 Class K Warrants issued July 27, 2012, with an exercise price of $0.30 per share and an expiration date of July 27, 2017; 25,000,000 Class L Warrants issued September 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018; and, 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900 (the Notes). The Notes bear interest at 8%, mature July 2017 and are unsecured.  These Notes are convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the 8% Notes.  These warrants are immediately exercisable at a price of $0.30 per share and have a term of five years.  At March 31, 2017, the outstanding balance of the 8% Convertible Notes, net of debt discount, was $2,844,886.

In March 2017, we signed an agreement with EuroPacific Capital to amend the 8% Convertible Notes giving the noteholders certain additional rights (the Amendment).  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of the Company’s Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elect to convert their Notes into Series C Preferred Stock will also receive a warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock. As of March 31, 2017, none of the Notes had been converted into Series C Preferred Stock.  As of May 12, 2017, $705,000 of the Notes had been converted to 705 shares of Series C Preferred Stock and 264,375 Class M Warrants.  Residual interest paid out was $832.

In addition, the 8% Convertible Notes were amended to give each holder the right, at the holder’s option, to have the Company redeem part or all of the outstanding Notes for cash in an amount equal to 100% of the principal amount of the 8% Convertible Notes redeemed and all accrued but unpaid interest as of the redemption date. As of March 31, 2017, none of the Notes had been redeemed.  As of May 12, 2017, $1,843,188 of principal plus interest had been redeemed by holders of the Notes.

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the Lenders), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable. In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged.  At March 31, 2017, the balance of the promissory note was $500,000.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and the note carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle.

In September 2016, we borrowed $360,000 from our Chairman of the Board of Directors and one of our Directors. The $360,000 note bears interest at 6%, which is payable upon maturity of the note on March 31, 2017.  According to the terms of the note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock or other securities of the Company based on the average closing price of the Company’s common stock over a 20-day period.  During February 2017, the note was settled with shares of Series C Preferred Stock and Class M Warrants as discussed above with residual interest being paid in cash.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had no off-balance sheet arrangements or obligations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2017, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, we were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

On March 8, 2016, we delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a cash deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied our claims against AOS and requested reimbursement from us in the amount of $2,000,000, plus attorneys’ fees and costs. We subsequently have requested additional damages in the amount of $863,806 bringing the total claim for refund and damages to $1,673,241. Both parties conducted two weeks of arbitration hearings in March and April 2017 and a third week is expected to conclude the arbitration in June 2017.  At this time, it is not possible to predict the outcome of this matter and there is no assurance that we will be successful in recovering damages from our claim or defending the counter claims.  A decision from the arbitrator is expected to be received sometime during the third quarter of 2017.

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

Exhibit

No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Class M Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.1

Registration Rights Agreement, dated February 17, 2017, among International Isotopes Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.2

Amendment to 8% Convertible Notes, dated March 24, 2017, between International Isotopes Inc. and Euro Pacific Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2017).

10.3

Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for year ended December 31, 2016).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

Exhibit

No.

Description

3.1

Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3

Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

4.1

Form of Class M Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.1

Registration Rights Agreement, dated February 17, 2017, among International Isotopes Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.2

Amendment to 8% Convertible Notes, dated March 24, 2017, between International Isotopes Inc. and Euro Pacific Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2017).

10.3

Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for year ended December 31, 2016).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.