Form 10-Q
period 2017-09-30
INTERNATIONAL ISOTOPES INC
filed 2017-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

As of November 3, 2017, the number of shares of common stock, $.01 par value, outstanding was 406,790,703.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2017

Part I. Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2017	2016
Current assets
Cash and cash equivalents	$304,597	$314,520
Accounts receivable	1,083,137	774,275
Inventories	1,788,784	1,476,240
Prepaids and other current assets	609,414	736,447
Total current assets	3,785,932	3,301,482

Long-term assets
Restricted bank and money market accounts	952,536	450,631
Property, plant and equipment, net	1,904,103	1,948,076
Investment	-	1,492,781
Patents and other intangibles, net	5,923,738	4,186,295
Total long-term assets	8,780,377	8,077,783
Total assets	$12,566,309	$11,379,265

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,000,966	$941,659
Accrued liabilities	714,014	568,714
Convertible debt, net of debt discount	-	3,025,165
Current portion of unearned revenue	2,952,658	2,608,328
Current installments of notes payable	67,313	366,953
Total current liabilities	5,734,951	7,510,819

Long-term liabilities
Obligation for lease disposal costs	476,044	468,974
Unearned revenues, net of current portion	364,440	364,440
Notes payable, net of current portion and debt discount	443,476	428,891
Mandatorily redeemable convertible preferred stock	4,496,334	850,000
Total long-term liabilities	5,780,294	2,112,305
Total liabilities	11,515,245	9,623,124

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 406,755,371 and 404,999,758 shares issued and outstanding respectively	4,067,554	4,049,998
Additional paid in capital	120,355,848	119,595,535
Accumulated deficit	(124,910,190)	(121,939,561)
(Deficit) Equity attributable to International Isotopes Inc. stockholders	(486,788)	1,705,972
Equity attributable to noncontrolling interest	1,537,852	50,169
Total equity	1,051,064	1,756,141
Total liabilities and stockholders' equity	$12,566,309	$11,379,265

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sale of product	$1,900,701	$1,411,263	$5,520,733	$4,801,672
Cost of product	1,054,186	908,291	3,169,208	2,776,863
Gross profit	846,515	502,972	2,351,525	2,024,809

Operating costs and expenses:
Salaries and contract labor	559,296	423,915	1,540,082	1,327,112
General, administrative and consulting	763,606	409,937	2,241,749	1,391,551
Research and development	65,911	118,693	267,563	401,710
Total operating expenses	1,388,813	952,545	4,049,394	3,120,373

Operating loss	(542,298)	(449,573)	(1,697,869)	(1,095,564)

Other income (expense):
Other income (expense)	(940,976)	258	(940,851)	6,605
Equity in net income of affiliate	8,040	27,005	53,173	71,578
Interest income	928	117	2,011	274
Interest expense	(113,765)	(119,384)	(391,524)	(348,426)
Total other income (expense)	(1,045,773)	(92,004)	(1,277,191)	(269,969)
Net loss	(1,588,071)	(541,577)	(2,975,060)	(1,365,533)
Loss attributable to non-controlling interest	(5,906)	(2,220)	(4,432)	(6,231)

Net loss attributable to International Isotopes Inc.	$(1,582,165)	$(539,357)	$(2,970,628)	$(1,359,302)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding – basic and diluted	406,751,293	403,859,723	406,375,721	402,892,423

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,975,060)	$(1,365,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income in equity method investment	(53,173)	(71,578)
Depreciation and amortization	166,136	170,242
Loss on equity method investment	946,844	-
Gain on disposal of property, plant and equipment	-	(4,500)
Accretion of obligation for lease disposal costs	7,070	6,930
Accretion of beneficial conversion feature and debt discount	139,858	146,643
Equity based compensation	122,514	74,572
Changes in operating assets and liabilities:
Accounts receivable	91,647	287,206
Prepaids and other current assets	126,998	(249,594)
Inventories	(312,544)	(250,639)
Unearned revenues	344,330	1,079,646
Accounts payable and accrued liabilities	865,167	(93,042)
Net cash used in operating activities	(530,213)	(269,647)

Cash flows from investing activities:
Restricted cash	(501,905)	-
Cash reported through consolidation	80,674	-
Proceeds from sale of property, plant and equipment	-	4,500
Dividends received from equity method investment	109,111	6,369
Purchase of property, plant and equipment	(38,386)	(67,941)
Net cash used in investing activities	(350,506)	(57,072)

Cash flows from financing activities:
Proceeds from sale of stock	13,681	3,282
Cash contributed by non-controlling interest	32,286	-
Proceeds from sale of preferred stock	2,860,000	-
Proceeds from issuance of debt	60,000	360,000
Principal payments on notes payable	(2,095,171)	(48,587)
Net cash provided by financing activities	870,796	314,695

Net decrease in cash and cash equivalents	(9,923)	(12,024)
Cash and cash equivalents at beginning of period	314,520	397,955
Cash and cash equivalents at end of period	$304,597	$385,931

Continued

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows - Continued

	Nine months ended September 30,
	2017	2016
Supplemental disclosure of cash flow activities:
Cash paid for interest	$283,028	$118,008

Supplemental disclosure of noncash financing and investing transactions:
Dealer financing for the purchase of a new vehicle	$-	$47,513
Decrease in preferred stock and increase in equity for amounts allocated to warrants issued with preferred stock	$641,674	$-
Decrease in accrued interest and increase in preferred stock for conversion of debentures	$13,100	$-
Decrease in debt and increase in preferred stock for conversion of debentures	$1,339,900	$-

Assets reported through consolidation
Cash	$80,674
Accounts receivable	400,509
Fixed assets	10,883
Goodwill	1,810,337
Accounts payable	(352,540)
Equity	$1,949,863

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2017

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries.  The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), and the accounts of INIS’s 24.5% interest in RadQual, LLC (Radqual).  TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  RadQual is a global supplier of molecular imaging quality control devices, which is now headquartered in Idaho Falls, Idaho.  INIS, its wholly-owned subsidiaries, TI Services and RadQual are collectively referred to herein as the “Company,” “we,” “our” or “us.”

On August 10, 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual.  As a result of this change in ownership, the Company determined that it had gained the ability to exercise significant management control over the operations of RadQual.  Because of this increased management ability and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 10, 2017.  See Note 4 “Investment” for additional information.

Nature of Operations –The Company manufactures a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical applications. The Company also provides a host of transportation, recycling, and processing services on a contract basis for clients and holds several patents for a fluorine extraction process that it expects to use in conjunction with a proposed commercial depleted uranium de-conversion facility in Lea County, New Mexico.   The Company’s business consists of six major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its 24.5% interest in RadQual, and its 50%-owned joint venture, TI Services.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

Recent Accounting Pronouncements – In May 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 amends the requirements in GAAP related to accounting in changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will not have a significant impact on the results of operations, financial position or cash flows of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

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

We are evaluating this guidance, particularly as it pertains to the Company’s cobalt products segment where pre-payments are received from customers and the Company maintains future performance obligations.  The Company does not, at this time, expect this guidance to have a material impact on its consolidated financial statements since these pre-payments are not currently recognized and are recorded as short-term and long-term liabilities on the Company’s consolidated balance sheets and the revenue will be recognized in the future period during which the performance obligations are met.

In February 2016, the FASB issued ASU 2016-02, Leases, which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are in the process of completing our assessment and anticipate that ASU 2016-02 will have a material impact on our consolidated balance sheets, as we will record significant asset and liability balances in connection with our leased property. The Company has evaluated this standard and believes an adjustment of approximately $800,000 will be made, beginning in 2019, to both the assets and liabilities of the Company to recognize a lease related to real estate.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses.  During the nine-month period ended September 30, 2017, the Company reported a net loss of $2,970,628, net of non-controlling interest, and net cash used in operating activities of $530,213. During the same period in 2016, the Company reported a net loss of $1,359,302, net of non-controlling interest, and net cash used in operating activities of $269,647.

During the nine months ended September 30, 2017, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, radiological services and transportation segments, and in particular, the pursuit of new business opportunities within those segments.

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

(3)

Net Loss Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2017, the Company had 32,250,000 stock options outstanding 45,090,000 warrants outstanding, 4,213 shares of Series C redeemable convertible preferred stock (Series C Preferred Stock) outstanding, and 425,000 shares of Series B redeemable convertible preferred stock (Series B Preferred Stock) outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

For the three and nine months ended September 30, 2016, the Company had 23,450,000 stock options outstanding, 27,419,172 warrants outstanding, and 425,000 shares of Series B Preferred Stock outstanding that were not included in the computation of diluted loss per common share because they would be anti-dilutive.

(4)

Investment and Business Consolidation

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. On August 10, 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual.  As a result of this change in ownership, the Company determined that it gained the ability to exercise significant management control over the operations of RadQual.  Because of this increased management ability, and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 10, 2017. Prior to August 10, 2017, the Company reported its 24.5% ownership of RadQual as an asset with a balance of $1,436,843 and was using the equity method of accounting for this asset.  At August 10, 2017, the fair market value of the Company’s investment in RadQual was determined to be $489,999 and the Company reported as other expense a loss of $946,844 for the three months ended September 30, 2017, to adjust the carrying value to fair value under ASC 805.  Upon recording the fair value of the assets and liabilities of RadQual, a provisional amount of $1,810,887 was recorded as Goodwill.  It will take additional time to measure the value of certain intangibles reported as a result of consolidation, but when those amounts are determined, Goodwill may be decreased by the amount attributed to the intangibles.

For the nine months ended September 30, 2017, member distributions from RadQual received prior August 10, 2017, totaled $109,111 and were recorded as a reduction of the investment in RadQual.  During the same period, earnings allocated to the Company from RadQual prior to August 10, 2017, totaled $53,173, and were recorded as equity in net income of affiliate on the Company’s condensed consolidated statements of operations and as a reduction to the investment on the consolidated balance sheets, prior to consolidation.

At December 31, 2016, the Company had receivables from RadQual in the amount of $282,470, which are recorded as part of accounts receivable on the Company’s condensed consolidated balance sheets. For the three- and nine-month periods ended September 30, 2016, the Company reported revenue from RadQual in the amount of $539,508 and $1,591,679, respectively.  Subsequent to August 10, 2017, at which time the Company gained management control and began consolidated accounting for RadQual, all intercompany revenues were eliminated and for the three- and nine-month periods ended September 30, 2017, the Company reported revenue from RadQual in the amount of $359,962.  Additionally, as part of the acquisition of RadQual member units, $500,000 in cash was held back and placed in a restricted bank account to cover certain unreimbursed expenses incurred by RadQual prior to the acquisition.

(5)

Inventories

Inventories consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$44,455	$44,455
Work in process	1,741,513	1,425,056
Finished goods	2,816	6,729
	$1,788,784	$1,476,240

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At September 30, 2017, this cobalt target inventory had a carrying value of $432,623, and at December 31, 2016, the cobalt target inventory was valued at $442,759.

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

(6)

Stockholders’ Equity, Options and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan in which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2017 and 2016, the Company issued 58,533 and 56,444 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $4,349 and $3,282, respectively.  As of September 30, 2017, 760,850 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan.  At September 30, 2017, there were 12,922,267 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,316,667	$0.05
Granted	11,500,000	$0.06
Exercised	(2,566,667)	$0.04		$108,500
Forfeited	-
Outstanding at September 30, 2017	32,250,000	$0.06	6.5	$1,069,500
Exercisable at September 30, 2017	22,750,000	$0.05	5.2	$894,500

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.08 per share on September 30, 2017, the last trading day of the quarter.

As of September 30, 2017, there was $253,334 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.12 years.

Total stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $105,695 and $13,016, respectively.  Total stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $122,514 and $74,572, respectively.

During the nine months ended September 30, 2017, 2,300,000 stock options were exercised under a cashless exercise.  The Company withheld 1,079,412 shares to satisfy the exercise price and issued 1,220,558 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 2017, 266,667 non-qualified stock options were exercised.  The Company received $9,333 in cash to satisfy the exercise price and issued 266,667 shares of common stock.

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

On July 11, 2017 and August 2, 2017, the Compensation Committee granted an aggregate of 8,000,000 incentive stock options to executive officers and employees with an exercise price of $0.06 per share. Also, the Compensation Committee granted 500,000 nonqualified stock options to consultants and 3,000,000 nonqualified stock options to members of the Board. All of the stock options were granted with an exercise price of $0.06 per share with the exception of 1,000,000 options issued to a board member with an exercise price of $0.08 per share. The employee and consultant options vest one fifth per year beginning one year from the grant date and expire on July 11, 2027.  Executive officer and board member options vest one fourth immediately and one fourth each subsequent year and expire on July 11, 2027.   The options had a fair value of $450,298 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.92% to 2.18%, expected dividend yield rate of 0%, expected volatility of 70.31% to 73.67% and an expected life between 5.53 and 7.53 years.

Warrants

Warrants outstanding at September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

Warrants
Outstanding at December 31, 2016	27,419,172
Issued	20,090,000
Exercised	-
Forfeited	(2,419,172)
Outstanding at September 30, 2017	45,090,000

On July 27, 2017, all outstanding Class K Warrants expired.  The Class K Warrants were issued in connection with 8% Convertible Debentures issued in July 2012.  In February 2017, pursuant to the Series C Preferred Stock issuances discussed below, 17,165,000 Class M Warrants were issued, and in May 2017, 2,925,000 Class N Warrants were issued.

Preferred Stock

At September 30, 2017, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares are also convertible into common stock at a conversion price of $2.00 per share. These preferred shares carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying balance sheets.

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

On March 24, 2017, the Company entered into an Amendment to the 8% Convertible Notes (the Amendment), pursuant to which the 8% Convertible Notes (the Notes) issued by the Company in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elected to convert their Notes into Series C Preferred Stock received a Class N Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  On May 12, 2017, the Company completed the retirement of

$1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock and Class N Warrants to purchase an aggregate of 2,925,000 shares of the Company’s common stock.  See Note 7 “Debt” below for additional information.

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

(7) Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold 8% Convertible Notes for an aggregate of $3,069,900. The Notes carried a stated interest rate of 8%, were unsecured and matured July 2017.  These Notes were convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the Notes.  The warrants were immediately exercisable at a price of $0.30 per share and had a term of five years. As discussed above, on May 12, 2017, the Company completed the retirement of $1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock. The remaining Notes matured on July 27, 2017, at which time the Company paid $255,000 in principal and $6,623 in interest to the remaining Note holders.

In December 2013, the Company entered into a promissory note agreement with the Chairman of the Board and a major shareholder pursuant to which the Company borrowed $500,000.  The note is unsecured and bears interest at 6% per annum and was originally due September 30, 2014. At any time, the lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of the Company’s common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of the Company’s common stock at $0.06 per share.  In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. At September 30, 2017, the balance of the promissory note was $500,000 and accrued interest payable on the note was $114,234.  Interest expense recorded for the three- and nine-month periods ended September 30, 2017, was $7,500 and $22,500, respectively.

In September 2016, the Company borrowed an aggregate of $360,000 from the Company’s former Chairman of the Board of Directors and the Company’s current Chairman of the Board of Directors. The note accrued interest at a rate of 6% per year, which was payable upon maturity of the note on June 30, 2017.  The note was secured by company assets not otherwise encumbered.  During February 2017, the $360,000 note plus accrued interest in the amount of $8,000, were settled in full with shares of Series C Preferred Stock.  A cash payment of $520 was made for residual interest due.

In August 2017, the Company borrowed $60,000 from its Chairman of the Board of Directors pursuant to a promissory note. The note accrues interest at 5% per year, which is payable upon maturity of the note, and at September 30, 2017, the amount of accrued interest on the note was $250.  The note is unsecured and matures on June 30, 2018.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account in the amount of $452,536, held by Merrill Lynch.

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

On March 8, 2016, the Company delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a cash deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand denying the Company’s claims and requesting $2,000,000, plus attorney’s fees. The Company has subsequently requested additional damages in the amount of $863,806 bringing the total claim for refund and damages to $1,673,241.  Arbitration proceedings took place during a two-week period in March 2017 and April of 2017.  An additional week of proceedings took place in June 2017, and one additional week of proceedings took place during August 2017. The Company expects the proceedings should be concluded in November 2017 and the arbitrator’s decision is expected before the end of 2017. It is not possible to predict the outcome of this matter and there is no assurance that the Company will be successful in recovering damages from its claim or defending the counter claims.

(9)

 Segment Information

The Company has six reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, Radiological Services, and Transportation. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2017	2016	2017	2016
Radiochemical Products	$605,507	$433,394	$1,777,903	$1,216,587
Cobalt Products	116,750	67,653	420,816	573,308
Nuclear Medicine Standards	808,148	804,382	2,451,252	2,454,399
Radiological Services	349,565	99,807	844,898	460,874
Fluorine Products	-	-	-	-
Transportation	20,731	6,027	25,864	96,504
Total Segments	1,900,701	1,411,263	5,520,733	4,801,672
Corporate revenue	-	-	-	-
Total Consolidated	$1,900,701	$1,411,263	$5,520,733	$4,801,672

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2017	2016	2017	2016
Radiochemical Products	$1,875	$1,748	$5,093	$5,246
Cobalt Products	8,468	10,056	27,322	33,747
Nuclear Medicine Standards	3,066	1,768	7,554	10,221
Radiological Services	9,494	8,755	28,928	24,471
Fluorine Products	28,491	28,030	85,337	83,990
Transportation	2,682	2,891	8,253	7,540
Total Segments	54,076	53,248	162,487	165,215
Corporate depreciation and amortization	1,197	1,828	3,649	5,027
Total Consolidated	$55,273	$55,076	$166,136	$170,242

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2017	2016	2017	2016
Radiochemical Products	$113,906	$90,953	$339,059	$250,424
Cobalt Products	66,229	(4,516)	221,224	305,138
Nuclear Medicine Standards	124,876	178,265	504,510	540,065
Radiological Services	135,245	26,543	375,069	186,370
Fluorine Products	(37,135)	(102,055)	(178,170)	(297,355)
Transportation	415	(24,156)	(43,127)	(26,898)
Total Segments	403,536	165,034	1,218,565	957,744
Corporate loss	(1,985,701)	(704,391)	(4,189,193)	(2,317,046)
Net Loss	$(1,582,165)	$(539,357)	$(2,970,628)	$(1,359,302)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2017	2016	2017	2016
Radiochemical Products	$3,190	$-	$3,190	$-
Cobalt Products	-	-	-	-
Nuclear Medicine Standards	-	-	-	2,881
Radiological Services	3,436	-	13,277	40,813
Fluorine Products	2,010	2,451	12,213	11,170
Transportation	-	-	-	53,631
Total Segments	8,636	2,451	28,680	108,495
Corporate purchases	9,706	6,957	9,706	6,957
Total Consolidated	$18,342	$9,408	$38,386	$115,452

	September 30,	December 31,
Segment Assets	2017	2016
Radiochemical Products	$269,388	$267,920
Cobalt Products	1,676,881	1,414,240
Nuclear Medicine Standards	481,767	502,361
Radiological Services	238,775	171,354
Fluorine Products	5,728,503	5,801,627
Transportation	39,833	49,706
Total Segments	8,435,147	8,207,208
Corporate assets	4,131,162	3,172,057
Total Consolidated	$12,566,309	$11,379,265

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of cobalt targets, the business prospects and growth projection for our business segments, the FDA approval for certain of our products, and the status of our proposed uranium de-conversion facility, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 31, 2017, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries and joint venture, TI Services, and RadQual (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical applications. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in and have management control of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, with which we have an exclusive manufacturing agreement for nuclear imaging products.

On August 10, 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual.  As a result of this change in ownership, the Company determined that it had gained the ability to exercise significant management control over the operations of RadQual.  Because of this increased management ability and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 10, 2017.  See Note 4 “Investment” to our consolidated financial statements in this report for additional information.

Our business consists of the following six major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging.  These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration of dose measurement equipment.  Revenue from nuclear medicine products includes consolidated sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and PET imaging and, as of August 10, 2017, consolidated sales of RadQual. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. In addition to manufacturing the products themselves, we have developed a complete line of specialty packaging for the safe transportation and handling of these products.

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that can provide all these unique services. There has been a significant increase in regulation by the Nuclear Regulatory Commission (NRC) in recent years that has created a significant barrier to new entrants to this market.

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

We have submitted an abbreviated New Drug Application (aNDA) to the U.S. Food and Drug Administration (FDA) for our Sodium Iodide Iodine-131 oral solution, and the FDA has provided a target date for approval of the Sodium Iodide aNDA of February 17, 2018.  The FDA has also granted the Company’s request for an expedited review which could accelerate that approval, however, the FDA has indicated that the expedited review status may not improve upon their February 2018 target date.  Once approved we anticipate quickly starting commercial sales of the drug product which should have a significant positive impact on our revenues. We are in the process of drafting commercial sales agreements with certain Group Purchase Organizations (GPO’s) and pharmaceutical distributing companies for commercial sale of this product when FDA approved.  We are also considering other generic drug opportunities and plan to expand the range of products offered within this business segment in the coming years.

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

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. We are licensed through the NRC to perform certain field service activities in connection with the U.S. Department of Energy’s (DOE) Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in the performance of OSRP field service jobs.  There has been a significant increase in the amount of work contracts obtained for these services during the second and third quarters of 2017 and the Company expects significant growth within the segment over the fourth quarter of 2017 and continuing into 2018.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue for the three months ended September 30, 2017 was $1,900,701 as compared to $1,411,263 for the same period in 2016, an overall increase of $489,438, or approximately 35%. This increase in revenue was largely the result of revenue increases in both the radiochemical and radiological services segments.  The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2017 and 2016:

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2017	2016	$ change	% change
Radiochemical Products	$605,507	$433,394	$172,113	40%
Cobalt Products	116,750	67,653	49,097	73%
Nuclear Medicine Standards	808,148	804,382	3,766	0%
Radiological Services	349,565	99,807	249,758	250%
Fluorine Products	-	-	-	0%
Transportation	20,731	6,027	14,704	244%
Total Segments	1,900,701	1,411,263	489,438	35%
Total Consolidated	$1,900,701	$1,411,263	$489,438	35%

Cost of sales increased to $1,054,186 for the three months ended September 30, 2017 from $908,291 for the same period in 2016.  This is an increase of $145,895, or approximately 16%. Gross profit for the three months ended September 30, 2017 was $846,515, compared to $502,972 for the same period in 2016.  This represents an increase of $343,543, or approximately 68%.  Our gross profit percentage was 45% for the three months ended September 30, 2017, and 36% for the same period in 2016.  The increase in cost of sales in the three-month comparison was in part due to our increased radiochemical products sales and related increase in the volume of material purchased to support those sales. Additionally, cost of sales for radiological services performed during the three months ended September 30, 2017, increased significantly by $108,254, or approximately 215%, as compared to the same three-month period in the prior year.  This increase is the result of increased field service activities performed under contracts for the OSRP and the International Atomic Energy Agency and related costs incurred to execute these jobs.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2017 and 2016:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2017	2017	2016	2016
Total Sales	$1,900,701		$1,411,263
Cost of Sales
Radiochemical Products	$436,019	23%	$318,388	23%
Cobalt Products	14,399	1%	35,939	3%
Nuclear Medicine Standards	444,346	23%	500,609	35%
Radiological Services	158,601	8%	50,347	4%
Fluorine Products	-	-	-	-
Transportation	821	0%	3,008	0%
Total Segments	1,054,186	55%	908,291	65%

Gross Profit	$846,515		$502,972
Gross Profit %	45%		36%

Operating expense increased to $1,388,813 for the three months ended September 30, 2017, from $952,545 for the same period in 2016.  This increase of $436,268, or approximately 46%, is primarily the result of increases in General, Administrative and Consulting costs, specifically increased legal costs incurred during the three months ended September 30, 2017, as compared to the same period in 2016. The increase legal costs pertain to our on-going arbitration proceedings, which we believe should be concluded in late 2017. Salaries and contract labor costs increased to $559,296, for the three months ended September 30, 2017, as compared to $423,915, for the same period in 2016. This is an increase of $135,381, or approximately 32% and is the result of an increase in the number of the Company’s personnel. In addition, non-cash equity compensation expense recorded for the three months ended September 30, 2017, was $105,695 and for the same period in 2016, non-cash equity compensation was $13,016. This is an increase of $92,679 and is the result compensation expense recorded for 11,500,000 stock options which were granted to employees and non-employees in July 2017.  Non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity based instruments.  As these instruments become fully vested, are exercised or expire the related non-cash compensation expense will decrease. At September 30, 2017, there were 32,250,000 option awards outstanding of which 22,750,000 were vested.

The following table presents a comparison of total operating expense for the three months ended September 30, 2017 and 2016:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2017	2016	% change	$ change
Salaries and Contract Labor	$559,296	$423,915	32%	$135,381
General, Administrative and Consulting	763,606	409,937	86%	353,669
Research and Development	65,911	118,693	-44%	(52,782)
Total operating expenses	$1,388,813	$952,545	46%	$436,268

Interest expense for the three months ended September 30, 2017 was $113,765, compared to $119,384 for the same period in 2016. This is a decrease of $5,619, or approximately 5%. Interest expense reported for this three-month period includes interest accrued and paid to holders of our convertible debt which was issued in July 2012 and matured in July 2017 as well as dividends accrued on our Series C Redeemable Preferred Stock.  Interest expense related to the convertible debt has been allocated over the life of the Note to general operations and to research and development based on the use of the funding proceeds. The remaining debt matured on July 27, 2017, at which time the Company paid $255,000 in principal and $6,623 in interest to the remaining Note holders.  As discussed in detail below, we issued Series C Preferred Stock in February and May of 2017.  For the three months ended September 30, 2017, we accrued dividends payable of $63,195 which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances.  Interest was also paid on a loan for a vehicle purchased in May 2016.

Our net loss for the three months ended September 30, 2017 was $1,582,165, compared to $539,357, for the same period in 2016.  This is an increase in loss of $1,042,808, or approximately 193%, and is primarily the result of a loss recorded on the write down of our investment in RadQual.  As discussed in Note 4 to the accompanying consolidated unaudited financial statements, in August 2017, as a result of a change in the member ownership of RadQual, the net assets and liabilities of RadQual were re-valued based on the purchase price of 75.5% of RadQual’s member units by certain affiliates of the Company. As a result of that fair market valuation, our 24.5% investment in RadQual was valued at $489,999 and we recorded a loss on investment in the amount of $946,884, per ASC 805, Accounting for Business Combinations. Subsequent to the ownership change in RadQual, we changed from recording our investment in RadQual using the equity method of accounting to the consolidation method of accounting.  In accordance with ASC 810, from the date of the acquisition of the remaining member units of RadQual by certain of the Company’s affiliates, we are accounting for this change prospectively.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended September 30, 2017 was $605,507, compared to $433,394 for the same period in 2016.  This is an increase of $172,113, or approximately 40%.  The increase in the period-to-period revenue comparison is primarily the result of a major competitor stopping the supply of sodium iodide product in October 2016 resulting in facilities turning to us for their supply of sodium iodide product.

Gross profit of radiochemical products for the three months ended September 30, 2017 was $169,488, compared to $115,006, for the same period in 2016, and gross profit percentages were approximately 28% and 27% for the three months ended September 30, 2017 and 2016, respectively. Cost of sales for radiochemical products increased to $436,019 for the three months ended September 30, 2017, as compared to $318,388 for the same period in 2016.  This is an increase of $117,631, or approximately 37%, and was primarily the result of increased sales volume and raw material purchases in this segment in the three-month comparison. Operating expense for this segment increased to $55,581 for the three months ended September 30, 2017, compared to $24,054 for the same period in 2016. This increase in operating expense of $31,527, or approximately 131%, is primarily due to increased production supply costs, consulting costs and expense for leased equipment for the three-month period ended September 30, 2017, as compared to the same period in 2016.  This segment reported net income of $113,906 for the three months ended September 30, 2017, as compared to net income of $90,953 for the same period in 2016.  The increase in net income of $22,953, or approximately 25%, is the result of the significant increase, as discussed above, in revenue for this segment in the period-to-period comparison.

Within this segment, we currently distribute our Sodium Iodide Iodine-131 as a radiochemical product. This product is being compounded in the practice of radiopharmacy into an oral solution or capsules for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism, and for use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. In November 2016, we submitted an aNDA to the FDA for a sodium iodide (I-131) radiopharmaceutical product. The FDA has accepted our application and provided the Company a target approval date in February 2018.  Subsequent to that, the FDA granted the Company’s request for an expedited review of the product which could shorten the approval time for this product.

This is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the product enhancements we have made, in addition to the generic drug products we plan to submit to the FDA, should increase future sales in this business segment.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended September 30, 2017 was $116,750, compared to $67,653, for the same period in 2016. This represents an increase of $49,097, or approximately 73%. Our cobalt sealed source manufacturing generates the majority of revenue in this segment and these sealed source sales largely depend on our ability to procure cobalt target material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain high specific activity material from the ATR reactor since late 2013, periodically we are able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication.  For the three months ended September 30, 2017, we manufactured sealed sources for several customers using recycled material.  In March of 2017 we completed a purchase agreement for some additional cobalt material from a supplier and we expect that material will be delivered to us in late 2017 and early 2018.  In the meantime, the limited availability of cobalt material will continue to directly impact our ability to manufacture high activity sealed sources in this business segment.  Once the cobalt from the alternate supplier and the material currently undergoing irradiation at the ATR becomes available in 2018, we anticipate significantly increased sales in this business segment.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning in late 2018 and every year thereafter through at least 2024.  We are also purchasing some bulk cobalt from another supplier which will help supplement cobalt produced in the ATR and should further increase our product source sales within this segment.

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

As of September 30, 2017, we continued to hold many in-progress old design cobalt targets at the ATR. We believe that the older design targets we hold at the ATR and that we report as inventory, hold significant but varying market values in excess of their current carrying values and we concluded that no impairment existed at that time.  We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate

Gross profit for cobalt products for the three months ended September 30, 2017 was $102,351, compared to $31,714 for the same period in 2016. This is an increase of $70,637, or approximately 223% and is primarily attributable to our increase in sealed source sales for the three months ended September 30, 2017, as compared to the same period in 2016. We also reported $25,000 of income from expended source disposal activities for the three-month period ended September 30, 2017, whereas we had no source disposal income to report for the same prior year period. Our gross profit percentages were approximately 88% and 47% for the three-month periods ending September 30, 2017 and 2016, respectively. Operating expense in this segment decreased slightly to $36,121 for the three months ended September 30, 2017, from $36,230 for the same period in 2016. This is a slight decrease of $109, and the operating costs in this segment remained constant for the period-to-period comparison. Our net income for cobalt products was $66,229 for the three months ended September 30, 2017, as compared to a net loss of $4,516 for the same period in 2016. The increase in net income of $70,745, was directly attributable to the increase in both sealed source sales and expended source disposal services income as well as holding operating costs at a steady level for the three months ended September 30, 2017, as compared to the same period in 2016.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended September 30, 2017 was $808,148 compared to $804,382 for the same period in 2016. This represents a slight increase in revenue of $3,766, or less than 1%.  As discussed above, due to a change in the member ownership of RadQual, we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes our sales to RadQual prior to August 10, 2017, all sales of RadQual from August 10 to September 30, 2017 and sales of TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology and PET imaging. All intercompany sales for the consolidated period have been eliminated.  The table below presents consolidated sales for the three months ended September 30, 2017 and sales reported for the three months ended September 30. 2016:

	For the three- months ended September 30,	For the three- months ended September 30,
	2017	2016	$ change	% change
	Consolidated
Nuclear Medicine Standards Sales	$808,148	$804,382	$3,766	0.47%

Our sales to RadQual for the three months ending September 30, 2017 were $188,653.  Sales, net of intercompany sales, reported by TI Services, our 50% joint venture with RadQual, for the same three-month period were $259,533, and sales reported by RadQual, net of intercompany sales, for the three months ended September 30, 2017, were $359,962.  Total sales for our nuclear medicine segment for the three months ended September 30, 2017 were $808,148. Total sales for the same period in 2016 were $804,382.  This is a slight increase of $3,766, or less than 1%. We anticipate that our sales through RadQual will remain strong and that, because of the new RadQual member ownership, we will have significant future opportunities to work on product development and customer service improvements. Additionally, we will continue to work with TI Services on marketing strategies to boost flood source sales and sales of other medical supplies through TI Services.

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2017 was $444,346, as compared to $500,609 for the same period in 2016. The decrease in cost of sales in the period-to-period comparison is due to a decrease in scrapped material as well as cost of sales eliminated for the period of consolidation in 2017, with no similar elimination for the three-month period ended September 30, 2016.  Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2017 was $363,802 compared to $303,773 for the same period in 2016.  This is an increase in gross profit of $60,029, or approximately 20%. The increase in gross profit in the period-to-period comparison is the result of the slight increase in revenue and the decrease reported in total cost of sales in the period-to-period comparison.

Operating expense for this segment for the three months ended September 30, 2017 increased to $243,070, from $125,508 for the same period in 2016. This is an increase of $117,562, or approximately 94%, and includes consolidated net operating expense reported for RadQual of $95,926, for the three months ended September 30, 2017, whereas there was no consolidated operating expense recorded for RadQual for the same period in 2016. Net income for this segment for the three months ended September 30, 2017 was $124,876, compared to $178,265 for the same period in 2016.  This is a decrease in net income of $53,389, or approximately 30% and is the result of the increased operating expense reported as a result of consolidation of RadQual for the three months ended September 30, 2017, as compared to the same period in 2016.

Radiological Services.  Our radiological services segment consists of radiological field service work and gemstone processing. Revenue from all radiological services for the three months ended September 30, 2017 was $349,565, compared to $99,807 for the same period in 2016, an increase of $249,758 or approximately 250%.  Radiological field services revenue in this segment was $285,863 for the three months ended September 30, 2017, and was $2,500 for the same period in 2016.  This is an increase of $283,363, and is primarily the result of completing source recovery jobs performed under the DOE’s OSRP. The majority of our field service revenue is generated by the performance of activities in connection with the OSRP, and the increase in the revenue comparison is the result of these contracts being awarded to us. These contracts are awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in field service revenue. Revenue generated from gemstone processing was $63,702 for the three months ended September 30, 2017, and was $97,307 for the same period in 2016.  This is a decrease of $33,605, or approximately 35%. This decrease is due to the decline in volume of material shipped to us for processing during the three months ended September 30, 2017 as compared to the same period in 2016. We have historically experienced these fluctuations, which are based on changes in current market demand for luxury items such as jewelry and we expect these fluctuations to continue.

The following table presents radiological services revenue for the three months ended September 30, 2017 and 2016:

	For the three- months ended September 30,	For the three- months ended September 30,
Radiological Services	2017	2016	% change
Gemstone Processing	$63,702	$97,307	-35%
Radiological Field Services	285,863	2,500	11335%
	$349,565	$99,807	250%

As mentioned above, the majority of our field service revenue is generated by the performance of activities in connection with the DOE’s OSRP which are awarded on a periodic basis. These activities include services to support recovery of disused sources and installation or removal of certain cobalt or cesium units.  Based on the number of orphan sources identified both in the U.S. and internationally that will need to be recovered and disposed of, we expect this source removal and installation work to continue through the end of 2017. We have secured several new contracts with the OSRP that will be completed during the upcoming months and we expect that there will be additional OSRP work forthcoming in 2018.

In addition to the OSRP work performed, we have also submitted bids to perform work under contract with the International Atomic Energy Agency (IAEA) for the removal of disused sources in several locations in South America.  During the three-month period ending September 30, 2017, we were awarded two of these recovery jobs which are scheduled for completion prior to the end of the first quarter in 2018.

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

Gross profit for this segment for the three months ended September 30, 2017 was $190,964, compared to $49,460 for the same period in 2016.  The increase in gross profit of $149,504, or approximately 286%, is the result of the increased field services activities reported in this segment for the three months ended September 30, 2017, as compared to the same period in 2016.  Operating expense for the three months ended September 30, 2017 was $55,720, as compared to $22,916 for the same period in 2016. This increase of $32,804, or approximately 143%, was the result of increased indirect wage expense and increased training expense recorded for the three-month period ended September 30, 2017 as compared to the same period in 2016.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended September 30, 2017, or for the same period in 2016. During the three months ended September 30, 2017, we incurred $37,135 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $102,055 for the same three-month period in 2016. The decrease of $64,920, or approximately 64% is the result of decreased interest cost and decreased consulting costs recorded in the period-to-period comparison.

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

Transportation.  We reported $20,731 in revenue from transportation services for the three months ended September 30, 2017, compared to $6,027 for the same period in 2016. We primarily use our transportation services to support the jobs performed in our cobalt products and radiological services business segments and revenue generated in this business segment is typically dependent on opportunities in these other two segments.  During the three-month period ended September 30, 2017, we reported increased activity and revenue in both our cobalt products and our radiological services segments which directly affected the sales opportunities for our transportation segment. Gross profit was $19,910 for the three months ended September 30, 2017, compared to $3,019 for the same period in 2016, and operating expense was $19,495 for the three months ended September 30, 2017, compared to $27,173 for the same period in 2016. This decrease in operating expense of $7,678, or approximately 28%, is the result of decreased insurance cost and decreased repair and maintenance cost.  Net income reported for this segment was $415 for the three months ended September 30, 2017, and net loss was $24,156 for the same period in 2016.  There are numerous regulations that apply to, and agencies which monitor, the security and tracking of cobalt shipments and our transportation segment specializes in the transport of hazardous, radioactive materials, including large cobalt shipments. We believe that as the anticipated growth in our other business segments occurs, particularly cobalt products and radiological services, we will see increased revenue in our transportation segment as well.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue for the nine-month period ended September 30, 2017 was $5,520,733, as compared to $4,801,672 for the same period in 2016, an increase of $719,061, or approximately 15%.  The performance of all our business segments for the nine-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2017 and September 30, 2016:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2017	2016	$ change	% change
Radiochemical Products	$1,777,903	$1,216,587	$561,316	46%
Cobalt Products	420,816	573,308	(152,492)	(27%)
Nuclear Medicine Standards	2,451,252	2,454,399	(3,147)	0%
Radiological Services	844,898	460,874	384,024	83%
Fluorine Products	-	-	-	0%
Transportation	25,864	96,504	(70,640)	(73%)
Total Segments	5,520,733	4,801,672	719,061	15%
Total Consolidated	$5,520,733	$4,801,672	$719,061	15%

Gross profit for the nine-month period ended September 30, 2017 was $2,351,525, compared to $2,024,809, for the same period in 2016.  This represents an increase of $326,716 or approximately 16%.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2017 and 2016:

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2017	2017	2016	2016
Total Sales	$5,520,733		$4,801,672
Cost of Sales
Radiochemical Products	$1,290,184	23%	$891,009	19%
Cobalt Products	74,898	1%	119,798	2%
Nuclear Medicine Standards	1,458,261	26%	1,537,686	32%
Radiological Services	341,998	6%	207,425	4%
Fluorine Products	-	0%	-	0%
Transportation	3,867	0%	20,945	0%
Total Segments	3,169,208	56%	2,776,863	57%

Gross Profit	$2,351,525		$2,024,809
Gross Profit %	43%		42%

Operating expenses were $4,049,394 for the nine-month period ended September 30, 2017, compared to $3,120,373 for the same period in 2016.  This represents an increase of $929,021, or approximately 30%.  This increase in operating expense is largely due to legal costs incurred during the nine months ended September 30, 2017, and is discussed in more detail below. Salaries and contract labor expense increased by $212,970, or approximately 16%, which is the result of salary and wage increases made during the nine months ended September 30, 2017 as compared to the same period in 2016. In addition, non-cash equity compensation expense recorded for the nine-month period ended September 30, 2017 was $122,514 as compared to $74,572 for the same period in 2016.  This is an increase of $47,942, and is the result of equity compensation recorded for 11,500,000 options granted to employees and non-employees in July 2017. Non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity based instruments.  As these instruments become fully vested, are exercised or expire the related non-cash compensation expense will decrease.

General administrative expense increased to $2,241,749 for the nine months ending September 30, 2017 from $1,391,551 for the same period in 2016.  This is an increase of $850,198, or approximately 61% and is the result of significant increased legal costs during the nine months ended September 30, 2017 as compared to the same period in 2016.  In March 2016, we submitted a demand for arbitration letter to Alpha Omega Services (AOS) and requested arbitration before the American Arbitration Association in an attempt to recover monies paid to AOS for a deposit on a shipping container and for lost revenue as a result of not owning the container.  Arbitration proceedings took place on several occasions from March through August of 2017.  We are anticipating the matter to be finalized in late in 2017. Research and development expense decreased to $267,563 for the nine-month period ended September 30, 2017, from $401,710 for the same period in 2016. This is a decrease of $134,147 or approximately 33% and is the result of decreased costs incurred in preparing our aNDA submission to the FDA.

The following table shows total operating expenses for the nine-month period ended September 30, 2017 and 2016:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2017	2016	% change	$ change
Salaries and Contract Labor	$1,540,082	$1,327,112	16%	$212,970
General, Administrative and Consulting	2,241,749	1,391,551	61%	850,198
Research and Development	267,563	401,710	-33%	(134,147)
Total operating expenses	$4,049,394	$3,120,373	30%	$929,021

Interest expense for the nine months ended September 30, 2017 was $391,524, compared to $348,426 for the same period in 2016. This is an increase of $43,098, or approximately 12%. Interest expense reported for this nine-month period includes interest accrued and paid to holders of our convertible debt issued in July 2012 and dividends accrued on our Series C Preferred Stock.  Interest expense related to the convertible debt has been allocated over the life of the Note to general operations and to research and development based on the use of the funding proceeds. The remaining debt matured on July 27, 2017, at which time we paid $255,000 in principal and $6,623 in interest to the remaining Note holders.  As discussed in detail below, we issued Series C Preferred Stock in February and May of 2017.  For the nine months ended September 30, 2017, we accrued dividends payable of $146,288 which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $75,007 was recorded for this same period for the issuance of warrants related to the preferred stock issuances.  Interest was also paid on a loan for a vehicle purchased in May 2016.

As discussed in Note 4 to the accompanying consolidated unaudited financial statements, in August 2017, as a result of a change in the member ownership of RadQual, the net assets and liabilities of RadQual were re-valued based on the purchase price of 75.5% of RadQual’s member units by certain affiliates of the Company. As a result of that fair market valuation, our 24.5% investment in RadQual was valued at $489,999 and we recorded a Loss on Investment in the amount of $946,884, per ASC 805, Accounting for Business Combinations. Subsequent to the ownership change in RadQual, we changed from recording our investment in RadQual using the equity method of accounting to the consolidation method of accounting.  In accordance with ASC 810, from the date of the acquisition of the remaining member units of RadQual by certain of the Company’s affiliates, we are accounting for this change prospectively.

Our net loss for the nine-month period ended September 30, 2017, was $2,970,628 as compared to $1,359,302 for the same period in 2016.  This is an increase in loss of $1,611,326 or approximately 119%. This increase in net loss was the result of increased legal expense incurred for arbitration proceedings, the loss on investment discussed above, and increased interest expense recorded for the nine months ended September 30, 2017, as compared to the same period in 2016.

Radiochemical Products.  Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2017 was $1,777,903 compared to $1,216,587 for the same period in 2016.  This is an increase of $561,316, or approximately 46% and is primarily the result of increased sales of our sodium iodide iodine-131 product.  One of the reasons for this increase in sales was a major competitor stopping the supply of sodium iodine product in October 2016.  We have submitted an aNDA for this sodium iodine product to the FDA for approval as a generic drug product for use in the treatment and diagnosis of diseases of the thyroid, thyroid cancer, and hyperthyroidism. This is our first drug product submission to the FDA and we anticipate the submission of several additional generic drug products to the FDA in the future. We believe that once we obtain FDA approval and begin commercial sales of this new iodine product our sales in this segment will show significant growth. Our radiochemical grade sodium iodide is also used in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers.

Cost of sales was $1,290,184 for the nine-month period ended September 30, 2017, and $891,009 for the same period in 2016.  This is an increase of $399,175, or approximately 45% and is directly related to the increased material purchases to support the increase in sodium iodine sales. Gross profit percentages on our sodium iodine product for the nine months ended September 30, 2017 and 2016 were approximately 27% for both periods. We anticipate, when we launch sales of our new sodium iodine product that we will see a significant increase in our gross profit as a result of increased volume of product processed and an increase in the unit price of the drug product. Operating expense for this segment for the nine-month period ended September 30, 2017 was $148,661, compared to $75,154 for the same period in 2016. This is an increase of $73,507, or approximately 98%, and is primarily due to FDA fees incurred for the submission of an aNDA, increased production supply cost and increased labor costs. The FDA costs are being amortized over the period of time it is expected to take the FDA to review the application.  Net income for this segment increased to $339,059 for the nine-month period ended September 30, 2017, from $250,424 for the same period in 2016.  This increase of $88,635, or approximately 35%, is due to the increased sales reported in this segment for the nine months ended September 30, 2017, as compared to the same period in 2016.

Cobalt Products.  Revenue from the sale of cobalt products for the nine-month period ended September 30, 2017 was $420,816, compared to $573,308 for the same period in 2016. This is a decrease of $152,492, or approximately 27%, and is the result of decreased sealed source sales in the nine-month comparison. Our cobalt sealed source manufacturing generates the majority of revenue in this segment and these sealed source sales largely depend on our ability to procure high specific activity (HSA) bulk cobalt material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain HSA cobalt material from the ATR reactor since late 2013, periodically we are able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication.  During March 2017, we completed a purchase agreement for some additional cobalt material from an alternate supplier and that material should be delivered to us in late 2017 and the first half of 2018.  In the meantime, the limited availability of cobalt material will continue to directly impact our ability to generate sealed source sales.  However, once the cobalt from the alternate supplier is delivered in late 2017 and the material currently undergoing irradiation at the ATR becomes available in late 2018, we anticipate significantly increased sales in this business segment.

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

Gross profit for cobalt products for the nine-month period ended September 30, 2017 was $345,918, as compared to $453,510 for the same period in 2016. This is a decrease of $107,592, or approximately 24% and is the result of the significant decrease in sales in the period-to-period comparison.  Operating expense in this segment decreased to $124,694, for the nine-month period ended September 30, 2017, from $148,372 for the same period in 2016. This is a decrease of $23,678 or approximately 16% and is largely due to decreased indirect wages reported as well as a decrease in training costs.  Net income for the nine months ended September 30, 2017 was $221,224, compared to $305,138 for the same period in 2016. This decrease in net income of $83,914, or approximately 28%, is the direct result of the decline in revenue in this business segment for the period ended September 30, 2017, compared to the same period in 2016.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the nine-month period ended September 30, 2017 was $2,451,252 compared to $2,454,399 for the same period in 2016.  This represents a decrease in revenue attributable to this segment of $3,147, or less than 1%.

Because of the change in ownership interest in RadQual discussed above, as of August 10, 2017, we began reporting our investment in RadQual using the consolidation method of accounting, per FASB Standard for Business Combinations (ASC 805).  In the consolidation process, we have eliminated intercompany transactions that would have otherwise generated intercompany profit.

The table below presents nuclear medicine standards revenue, net of intercompany sales, for the nine-month period ended September 30, 2017 and nuclear medicine standards revenue for the nine-month period ended September 30,

	For the nine- months ended September 30,	For the nine- months ended September 30,
	2017	2016	$ change	% change
	Consolidated
Nuclear Medicine Standards Sales	$2,451,252	$2,454,399	$(3,147)	-0.13%

Our sales to RadQual for the nine months ending September 30, 2017 were $1,277,036.  Sales, net of intercompany sales, reported by TI Services, our 50% joint venture with RadQual, were $814,254, and sales reported by RadQual, net of intercompany sales, were $359,962.  Total sales for our nuclear medicine segment for the nine months ended September 30, 2017 were $2,451,252. Total sales for the same period in 2016 were $2,454,399.  This is a slight decrease of $3,147, or less than 1%.

TI Services sales dropped by $30,401, or approximately 4%, to $814,254 for the nine-month period ending September 30, 2017 from $844,655 for the same period in 2016.  The decreased revenue is the result of the continuing drop in sales of paper products used in nuclear medicine imaging. TI Services sales of flood sources for the nine-month period ended September 30, 2017 remained strong.  We have been working closely with RadQual, and will continue that work with the new RadQual management, to develop new products to market through TI Services, while at the same time, implementing cost reduction measures, where appropriate, to decrease operating expense for the joint-venture.

Gross profit for the nine-month period ended September 30, 2017 was $992,991, as compared to $916,713 for the same period in 2016, an increase of $76,278, or approximately 8%.  Operating expense for this segment for the nine-month period ended September 30, 2017 increased to $492,625, from $376,650 for the same period in 2016.  This is an increase of $115,975, or approximately 31%, and includes $95,926 in consolidated operating expense of RadQual for the nine-month period ended September 30, 2017, whereas there was no such consolidated expense for the same period in 2016. Net income for this segment for the nine-month period ended September 30, 2017 decreased to $504,510, or approximately 7%, from $540,065 for the same nine-month period in 2016.

Radiological Services.  The radiological services segment reported revenue of $844,898 for the nine-month period ended September 30, 2017 compared to $460,874 for the same period in 2016. This is an increase of $384,024, or approximately 83%.  Revenue from field service work performed in connection with the DOE’s OSRP accounts for the majority of revenue in this segment and was approximately $508,000 for the nine months ended September 30, 2017, and approximately $174,000 for the same period in 2016.  In addition to the OSRP work performed, we have also submitted bids to perform work under contract with the IAEA for the removal of disused sources in several locations in South America and were awarded two of these jobs.  We expect to recognize the revenue from these jobs late in 2017 and during early 2018. As mentioned earlier, the field service contract work offered by the DOE and the IAEA are somewhat sporadic and we expect that, as a result, the revenue comparisons will continue to vary from period-to-period. Gemstone processing revenue for the nine months ended September 30, 2017 was $317,488 compared to $268,139 for the same period in 2016.  This is an increase of $49,349, or approximately 18% and is the result of larger volumes of material shipped to us for processing during the nine-month period ended September 30, 2017 as compared to the same period in 2016.  We believe that these fluctuations are based on current market demand for luxury items such as jewelry and anticipate similar fluctuations to occur in future periods.

The following table presents radiological services revenue for the nine-month periods ended September 30, 2017 and September 30, 2016:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Radiological Services	2017	2016	% change
Gemstone Processing	$317,488	$268,139	18%
Radiological Field Services	527,410	192,735	174%
	$844,898	$460,874	83%

Gross profit was $502,900 for this segment for the nine months ended September 30, 2017, and $253,449 for the same period in 2016. This is an increase in gross profit of $249,951, or approximately 98% and is primarily the result of increased field services revenue reported in this business segment. Operating costs were $127,831 and $67,078 for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating expense of $60,753, or approximately 91%, is due to increased labor costs and increased depreciation cost reported in the period-to-period comparison.  Net income for the nine-month period ending September 30, 2017, was $375,069, as compared to $186,370 for the same period in 2016.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2017 or for the same period in 2016.  During the nine months ended September 30, 2017, we incurred $178,170 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $297,355 for the same nine-month period in 2016.  The decrease of $119,185, or approximately 40% is the result of decreased interest expense reported for the nine-month period ended September 30, 2017 as compared to the same period in 2016.  In addition, we recorded approximately $36,000 for waste disposal cost during the nine months ending September 30, 2016, whereas we reported no waste disposal expense during the same nine-month period in 2017. The waste was previously generated by our FEP pilot plant, which had been stored at our Idaho facility since 2013.

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our Fluorine Extraction Process (“FEP”), and from 2004 to 2012, we used a pilot facility to develop production processes and test scale-up methods for various high-purity products. In 2012, we completed our testing of individual components and analytical processes and in 2013 we closed the pilot plant facility. Also in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until we are able to secure contracts for de-conversion services.  We will continue to limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

Transportation.  Revenue from transportation services for the nine months ended September 30, 2017 was $25,864 compared to $96,504 for the same period in 2016.  Revenue in this business segment is directly affected by the activity in our cobalt products and radiological services segments, and, as mentioned earlier, our cobalt product sales are significantly decreased due to the current scarcity of cobalt material. We believe that, as revenues in our cobalt products segment improve, and revenues in our radiological services segment continue to grow, our transportation segment revenues will increase as well. Gross profit was $21,997 for the nine months ended September 30, 2017, compared to $75,559 for the same period in 2016. Operating expense was $65,123 for the nine months ended September 30, 2017, compared to $106,956 for the same period in 2016. We reported $4,500 of proceeds from the sale of a vehicle, for the nine months ended September 30, 2016, and we had no other income to report for the same period in 2017. Net loss for this segment was $43,127 and net loss was $26,898 for the nine months ended September 30, 2017, and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2017, we had cash and cash equivalents of $304,597 as compared to $314,520 at December 31, 2016.  This is a decrease of $9,923.  For the nine months ended September 30, 2017, net cash used in operating activities was $530,213, and for the nine months ended September 30, 2016, net cash used operating activities was $269,647. The increase in cash used operating activities in the period-to-period comparison is the combined result of cash paid for inventory, specifically irradiation fees for cobalt targets at the ATR, and a significant decrease in cash payments received on cobalt contracts which are recorded as unearned revenue. The initial terms of these cobalt contracts required a down payment plus continued quarterly progress payments from some customers. These payments are recorded as unearned revenue and will be reported as sales when the cobalt material ships, which is expected to begin in 2018.

Inventories at September 30, 2017 totaled $1,788,784, and inventories at December 31, 2016 totaled $1,476,240.  A significant amount of our inventory consists of irradiated cobalt material held at the ATR located outside of Idaho Falls, Idaho.  For the nine months ended September 30, 2017, our cobalt inventory accounted for approximately 90% of our work in process inventory, and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. For the nine months ended September 30, 2016, our cobalt target inventory accounted for approximately 77% of our work in process inventory.  We periodically evaluate the carrying value of our older cobalt targets to determine their future market value to the Company.  As of September 30, 2017, we determined that these older design cobalt targets continue to hold varying degrees of future market value to the Company and that no impairment of this inventory was necessary.

Cash used in investing activities was $350,506 for the nine months ended September 30, 2017, and cash used in investing activities was $57,072 for the same period in 2016. Cash used to purchase equipment was approximately $38,000 for the nine months ended September 30, 2017, as compared to approximately $68,000 for the same period in 2016. We received $109,111 in dividends from our investment in RadQual during the nine-month period ended September 30, 2017, compared to $6,369 for the nine month-period ended September 30, 2016. We reported $500,000 for restricted cash in our consolidated balance sheets which is cash held by RadQual.  According to the terms of the Member Interest Purchase Agreement for the purchase of 75.5% of the member units of RadQual, the cash is being held back from a prior managing member to satisfy unreimbursed costs incurred prior to the August 10, 2017 change in member ownership.

Financing activities provided cash of $870,796, during the nine months ended September 30, 2017, and cash provided by financing activities for the same period in 2016 was $314,695. During the nine months ended September 30, 2017, we received cash proceeds of $2,860,000 from the issuance of Series C redeemable convertible preferred stock (Series C Preferred Stock) and Class M Warrants in a private placement transaction whereas we reported no similar proceeds during the same period in 2016. Additionally, during the nine months ended September 30, 2017, we used cash in the amount of $2,095,171 to redeem 8% Convertible Notes outstanding, as further discussed below. We also reported cash contributed through consolidated reporting of $32,286, which is the result of reporting our investment in RadQual using the consolidated method versus using the equity method of accounting. Additionally, during the nine months ended September 30, 2017, we received $13,681 in proceeds from the sale of our common stock, as compared to $3,282 for the same period in 2016.

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

Additionally, on March 24, 2017, we entered into an Amendment to the 8% Convertible Notes (the Amendment), pursuant to which the 8% Convertible Notes in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share prior to May 12, 2017.  Holders that elected to convert their Notes into Series C Preferred Stock received a Class N Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  On May 12, 2017, the Company completed the retirement of $1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock and Class N Warrants to purchase an aggregate of 2,925,000 shares of the Company’s common stock. The Class N Warrants are immediately exercisable at an exercise price of $0.10 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

Total decrease in cash for the nine-month period ended September 30, 2017, was $9,923 compared to $12,024 December 31, 2016.

At August 10, 2017, we had a long-term investment of $1,436,843, which represented a 24.5% ownership in units of RadQual. The value of this asset was based upon the purchase price of those shares and the continued business performance of RadQual.  The investment was accounted for in accordance with the equity method. We originally purchased these shares with the intent of eventually acquiring the remaining shares of RadQual and thus improving the revenues and profit margin for the nuclear medicine business segment. As discussed above, pursuant to the purchase of the remaining 75.5% of the member units of RadQual by certain of the Company’s affiliates, our 24.5% investment in RadQual was determined to have a market value of $489,999 and as a result we recorded a loss of $946,844 and wrote the investment down to fair value.

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

At September 30, 2017, there were 45,090,000 outstanding warrants to purchase our common stock.  Included in this number are 25,000,000 Class L Warrants issued September 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018; 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

In July 2012, the Company entered into a securities purchase agreement with certain institutional and private investors pursuant to which it sold convertible debentures for an aggregate of $3,069,900 (the Notes). The Notes carried an interest rate of 8% were unsecured and matured July 2017.  These Notes were convertible at any time into shares of the Company's common stock at an initial conversion price of $0.225 per share, subject to adjustment under certain conditions.  Each investor also received a common stock purchase warrant to purchase common stock equal to twenty-five percent (25%) of the shares issuable upon conversion of the 8% Notes.  These warrants were immediately exercisable at a price of $0.30 per share and have a term of five years.

In March 2017, we amended the 8% Convertible Notes giving the noteholders certain additional rights (the Amendment).  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of the Company’s Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elected to convert their Notes into Series C Preferred Stock received a warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock. As a result of this modification, $780,000 of the Notes was converted to 780 shares of Series C Preferred Stock and 2,925,000 Class N Warrants.  Residual interest paid to Note holders who converted was $1,515.

In addition, the 8% Convertible Notes were amended to give each holder the right, at the holder’s option, to have the Company redeem part or all of the outstanding Notes for cash in an amount equal to 100% of the principal amount of the 8% Convertible Notes redeemed and all accrued but unpaid interest as of the redemption date. As a result of this amendment, $1,835,000 of principal plus accrued interest in the amount of $8,188 was redeemed by holders of the Notes.  On July 27, 2017, all remaining outstanding Notes plus accrued interest were paid in cash for a total amount of $261,623.

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the Lenders), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable. In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged.  At September 30, 2017, the balance of the promissory note was $500,000 and accrued interest on the note was $114,234.  Interest expense recorded for the three- and nine-month periods ended September 30, 2017, was $7,500 and $22,500, respectively.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and the note carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle.

In August 2017, we entered into a promissory note agreement with our Chairman of the Board, pursuant to which we borrowed $60,000. The note bears interest at 5% and matures June 30, 2018 and is unsecured.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of September 30, 2017, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

In connection with the consolidation of RadQual as of August 10, 2017, we put in place certain controls and procedures with respect to the reporting of financial results of RadQual.  Except for these changes, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, we were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

On March 8, 2016, we delivered a Demand for Arbitration letter to Alpha Omega Services (AOS) of Bellflower, California. The demand letter requested arbitration before the American Arbitration Association seeking the recovery of a cash deposit made to AOS for the purchase of a shipping container plus additional amounts for lost revenue as a result of not owning the container.  The demand was for approximately $918,000 plus attorneys’ fees and costs.  AOS subsequently responded to the demand letter with a counter-demand. The counter-demand denied our claims against AOS and requested reimbursement from us in the amount of $2,000,000, plus attorneys’ fees and costs. We subsequently have requested additional damages in the amount of $863,806 bringing the total claim for refund and damages to $1,673,241. Both parties conducted two weeks of arbitration hearings at various times from March through August 2017.  A final decision from the arbitrator should be made before the end of 2017. At this time, it is not possible to predict the outcome of this matter and there is no assurance that we will be successful in recovering damages from our claim or defending the counter claims.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer