Form 10-Q
period 2018-03-31
INTERNATIONAL ISOTOPES INC
filed 2018-05-18
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:

0-22923

INTERNATIONAL ISOTOPES INC.

(Exact name of registrant as specified in its charter)

Texas	74-2763837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 7, 2018, the number of shares of common stock, $.01 par value, outstanding was 408,132,409.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2018

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$356,432	$409,338
Accounts receivable	850,868	635,026
Inventories	2,426,956	1,951,513
Restricted cash - due to former member	387,467	387,455
Prepaids and other current assets	423,115	344,627
Total current assets	4,444,838	3,727,959

Long-term assets
Restricted cash	614,315	453,575
Property, plant and equipment, net	1,924,406	1,935,535
Goodwill	1,376,584	1,376,584
Patents and other intangibles, net	4,472,504	4,511,641
Total long-term assets	8,387,809	8,277,335
Total assets	$12,832,647	$12,005,294

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,330,360	$1,619,229
Accrued liabilities	872,868	1,139,477
Current portion of unearned revenue	2,652,140	2,688,128
Current portion of related party notes payable	60,000	60,000
Current installments of notes payable	7,564	7,437
Total current liabilities	5,922,932	5,514,271

Long-term liabilities
Obligation for lease disposal costs	480,815	478,424
Unearned revenue, net of current portion	688,980	688,980
Related party notes payable, net of current potion and debt discount	426,239	419,534
Notes payable, net of current portion	26,802	28,741
Mandatorily redeemable convertible preferred stock	4,560,501	4,528,417
Total long-term liabilities	6,183,337	6,144,096
Total liabilities	12,106,269	11,658,367

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 409,922,096 and 406,790,703 shares issued and outstanding respectively	4,099,221	4,067,907
Additional paid in capital	120,648,517	120,398,620
Accumulated deficit	(125,662,441)	(125,696,845)
Deficit attributable to International Isotopes Inc. stockholders	(914,703)	(1,230,318)
Equity attributable to noncontrolling interest	1,641,081	1,577,245
Total equity	726,378	346,927
Total liabilities and stockholders' equity	$12,832,647	$12,005,294

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2018	2017
Sale of product	$2,801,026	$1,834,208
Cost of product	1,442,408	1,023,968
Gross profit	1,358,618	810,240

Operating costs and expenses
Salaries and contract labor	569,459	493,881
General, administrative and consulting	533,134	874,102
Research and development	106,420	124,670
Total operating expenses	1,209,013	1,492,653

Net operating income (loss)	149,605	(682,413)

Other income (expense):
Other income	53,362	125
Equity in net income of affiliate	-	22,965
Interest income	1,307	421
Interest expense	(106,034)	(133,316)
Total other expense	(51,365)	(109,805)
Net income (loss)	98,240	(792,218)
Less income (loss) attributable to noncontrolling interest	63,836	(5,952)

Net income (loss) attributable to International Isotopes Inc.	$34,404	$(786,266)
Net income (loss) per common share - basic:	$0.00	$(0.00)
Net income (loss) per common share - diluted:	$0.00	$(0.00)

Weighted average common shares outstanding - basic	407,423,051	405,649,164
Weighted average common shares outstanding - diluted	526,418,051	405,649,164

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$98,240	$(792,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net income in equity method investment	-	(22,965)
Depreciation and amortization	69,974	55,585
Accretion of obligation for lease disposal costs	2,392	2,345
Accretion of beneficial conversion feature and discount	38,790	62,322
Equity based compensation	73,704	16,819
Changes in operating assets and liabilities:
Accounts receivable	(215,842)	(171,917)
Inventories	(475,443)	(230,697)
Prepaids and other assets	(78,488)	214,493
Accounts payable and accrued liabilities	650,501	467,298
Unearned revenues	(35,988)	67,810
Net cash provided by (used in) operating activities	127,840	(331,125)

Cash flows from investing activities:
Dividends received from equity method investment	-	1,947
Purchase of property, plant and equipment	(19,708)	(3,974)
Net cash used in investing activities	(19,708)	(2,027)

Cash flows from financing activities:
Proceeds from sale of stock	1,527	9,954
Proceeds from sale of preferred stock	-	2,860,000
Principal payments on notes payable and capital leases	(1,813)	(1,695)
Net cash (used in) provided by financing activities	(286)	2,868,259

Net increase (decrease) in cash and cash equivalents	107,846	2,535,107
Cash and cash equivalents at beginning of period	1,250,368	765,151
Cash and cash equivalents at end of period	$1,358,214	$3,300,258

Supplemental disclosure of cash flow activities:
Cash paid for interest	$150,179	$2,920

Supplemental disclosure of noncash financing and investing transactions
Decrease in preferred stock and increase in equity for amounts allocated to warrants issued with preferred stock	$-	$537,621
Decrease in accrued interest and increase in preferred stock for conversion of debentures	$-	$13,100
Decrease in debt and increase in preferred stock for conversion of debentures	$-	$559,900
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$205,980	$-

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three months ended March 31,
	2018	2017
Cash and cash equivalents	$356,432	$2,849,255
Restricted cash included in current assets	387,467	-
Restricted cash included in long-term assets	614,315	451,003
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,358,214	$3,300,258

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2018

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries.  The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), and the accounts of INIS’s 24.5% interest in RadQual, LLC (Radqual).  TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging.  RadQual, which is now headquartered in Idaho Falls, Idaho, is a global supplier of molecular imaging quality control devices. INIS, its wholly-owned subsidiaries, TI Services, and RadQual are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – The Company manufactures a full range of nuclear medicine calibration and reference standards, a wide range of cobalt products, and provides a varied selection of radiochemicals for industrial uses, medical research, drug manufacture, and clinical applications. The Company also provides recycling and processing services on a contract basis for clients and holds several patents for a fluorine extraction process that it expects to use in conjunction with a proposed commercial depleted uranium de-conversion facility in Lea County, New Mexico.   The Company’s business consists of five major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Beginning in 2018, the Company began reporting the Transportation segment activity, which was previously reported as a separate segment, within its other business segments. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its 24.5% interest in RadQual, and its 50%-owned joint venture, TI Services.  All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 4. “Investment and Business Consolidation” for additional information regarding the consolidation of RadQual.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements-Going Concern”.  The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date financial statements are issued.  ASU 2014-15 is effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter, with early application permitted.  We have implemented the new standard and have determined that it has no impact on the accompanying financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 9 for further discussion.

In February 2016, the FASB issued ASU 2016-02, Leases, which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are in the process of completing our assessment and anticipate that ASU 2016-02 will have a material impact on our consolidated balance sheets, as we will record significant asset and liability balances in connection with our leased property. The Company has evaluated this standard and believes an adjustment of approximately $800,000 will be made beginning in 2019, to both the assets and liabilities of the Company to recognize a lease related to real estate.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which was issued to improve uniformity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance effective January 1, 2018, and it has not had any impact on the Company’s statement of cash flows.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the three months ended March 31, 2017 to include restricted cash balances from those periods.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses.  During the three-month period ended March 31, 2018, the Company reported net income of $34,404, net of non-controlling interest, and net cash provided by operating activities of $127,828. During the same period in 2017, the Company reported a net loss of $786,266, net of non-controlling interest, and net cash used in operating activities of $331,125.

During the three months ended March 31, 2018, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services, and in particular, the pursuit of new business opportunities within those segments.

The Company expects that cash from operations, cash raised through equity or debt financing and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)

Net Income Per Common Share - Basic and Diluted

For the three months ended March 31, 2018, the Company had 31,850,000 stock options outstanding, 45,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 425,000 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock) each of which were included in the computation of diluted income per common share.

For the three months ended March 31, 2017, the Company had 20,750,000 stock options outstanding, 44,584,172 warrants outstanding, 3,433 outstanding shares of Series C Preferred Stock, and 425,000 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

(4)

Investment and Business Consolidation

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it gained the ability to exercise significant management control over the operations of RadQual.  Because of this increased management control, and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 10, 2017.

(5)

Inventories

Inventories consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$42,911	$42,911
Work in process	2,384,045	1,906,377
Finished goods	-	2,225
	$2,426,956	$1,951,513

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At March 31, 2018, this cobalt target inventory had a carrying value of $425,159, and at December 31, 2017, the cobalt target inventory was valued at $432,623.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of some of this product material and is collecting advance payments for project management, up-front handling, and other production costs from those customers.  The advance payments from customers have been recorded as unearned revenue. The revenue and the costs associated with production of raw materials will be recognized in the Company’s financial statements as cobalt products are completed and start being either shipped to customers or be used as raw material in other products which is expected to begin in late 2018.

(6)

Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan in which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2018 and 2017, the Company issued 21,811 and 8,886 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $1,527 and $622, respectively.  As of March 31, 2018, 674,079 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan.  At March 31, 2018, there were 12,501,331 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2017	32,250,000	$0.06
Granted	1,000,000	$0.08
Exercised	(1,000,000)	$0.04		$55,000
Forfeited	(400,000)	$0.77
Outstanding at March 31, 2018	31,850,000	$0.05	6.1	$728,000
Exercisable at March 31, 2018	21,350,000	$0.04	5.0	$640,500

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.07 per share on March 31, 2018, the last trading day of the quarter.

As of March 31, 2018, there was $232,815 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.05 years.

During the three months ended March 31, 2018, 1,000,000 qualified stock options were exercised under a cashless exercise. The Company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

On February 19, 2018, the Compensation Committee granted an aggregate of 1,000,000 qualified stock options to an employee. The stock options were granted with an exercise price of $0.08 per share. The options vest one fifth per year beginning one year from the grant date and expire on February 19, 2028. The options had a fair value of $59,130 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 2.63% to 2.81%, expected dividend yield rate of 0%, expected volatility of 62.18% to 69.94% and an expected life between 5.5 and 7.5 years.

Total stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $73,704 and $16,819, respectively.

Pursuant to an employment agreement with its CEO, the Company awarded 350,000 fully vested shares of common stock in February 2018 under the 2015 Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.08 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share.  Compensation expense recorded pursuant to this stock grant was $16,786, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2018, which was $0.08 per share. The Company withheld 140,175 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2018 totaled 209,825 shares.

Warrants

Warrants outstanding at March 31, 2018, and changes during the three months ended March 31, 2018, were as follows:

Warrants
Outstanding at December 31, 2017	45,090,000
Issued	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2018	45,090,000

Preferred Stock

At March 31, 2018, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares are also convertible into common stock at a conversion price of $2.00 per share. These Series B Preferred Stock carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

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

On March 24, 2017, the Company entered into an Amendment to its 8% Convertible Notes (the Amendment), pursuant to which the 8% Convertible Notes (the Notes) issued by the Company in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elected to convert their Notes into Series C Preferred Stock received a Class N Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  On May 12, 2017, the Company completed the retirement of $1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock and Class N Warrants to purchase an aggregate of 2,925,000 shares of the Company’s common stock.

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

In February 2018, the Company paid its first dividend on the Series C Preferred Stock.  Dividends payable totaled $241,730.  Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash.  The Company issued 2,288,646 shares of common stock in lieu of a dividend payment of $205,980.  The remaining $35,750 of dividend payable was settled with cash.

(7) Debt

In December 2013, the Company entered into a promissory note agreement with the Chairman of the Board and a major shareholder pursuant to which the Company borrowed $500,000.  The note is unsecured and bears interest at 6% per annum and was originally due September 30, 2014. At any time, the lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of the Company’s common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of the Company’s common stock at $0.06 per share.  In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. At March 31, 2018, the balance of the promissory note was $500,000 and accrued interest payable on the note was $129,234.  Interest expense recorded for the three-month period ended March 31, 2018, was $7,500.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, the Company borrowed $60,000 from its Chairman of the Board pursuant to a short-term promissory note. The note accrues interest at 5% per year, which is payable upon maturity of the note, and at March 31, 2018, the amount of accrued interest on the note was $1,750.  The note is unsecured and matures on June 30, 2018.

(8)

Commitments and Contingencies

Dependence on Third Parties

The production of High Specific Activity (HSA) Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations at the ATR located outside of Idaho Falls, Idaho.  In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price.  The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date.  Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, all payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account in the amount of $614,315.

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

(9)  Revenue Recognition

Revenue from Product Sales

The following table presents the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	528,917	54,924	583,841	21%	566,393	47,187	613,580	33%
Cobalt Products	327,778	-	327,778	12%	219,423	47,187	219,423	12%
Nuclear Medicine Products	997,733	4,380	1,002,113	35%	808,406	47,187	808,406	44%
Radiological Services	139,172	748,422	887,594	32%	183,789	9,010	192,799	11%
Fluorine Products	-	-	-	0%	-	-	-	0%
	1,993,600	807,726	2,801,326	100%	1,778,011	150,571	1,834,208	100%

Prior period amounts have not been adjusted under the modified retrospective approach.

Under topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to receive in exchange for the product or service.

Product sales consist of a single performance obligation that the Company satisfies at a point in time.  All transactions in the radiochemical products and nuclear medicine standards segments fall in to this category.  Most sales transactions in the cobalt products business segment fall into this category but other cobalt product sales are recorded as deferred income as discussed below. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.   Based on the Company’s historical practices and shipping terms specified in the sales agreements and invoices, these criteria are generally met when the products are:

•

invoiced

•

shipped from the Company’s facilities (“FOB shipping point”, which is the Company’s standard shipping term). For these sales, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped.

In the radiological services segment, the Company performs services under multiple types of contracts.  In this segment, the Company processes gemstones and recovers various types of radioactive and/or hazardous materials from third-party facilities. Contracts for gemstone processing include two performance obligations and revenue for these contracts is recognized when each obligation is met. Recovery projects typically have only one performance obligation which is delivery of the final product or service.  Under these contracts, the Company recognizes revenue once the work is complete and the customer has obtained substantially all of the benefits from the services, and the performance obligations under the contract have been met. Some recovery contracts have milestones at which point the Company can invoice and receive payments from the customer.  With these contracts, the company considers each milestone a performance obligation and records revenue at the time each milestone is completed, and the customer has inspected and accepted the results of the services. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company satisfies the performance obligations.

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry and recycling and processing services performed on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years.  Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and classified under current or long-term liabilities, depending upon estimated ship dates, on the Company’s consolidated balance sheets. For the three months ended March 31, 2018, the Company reported current unearned cobalt products revenue of $2,610,913 and non-current unearned revenue of $688,980.  For the same three-month period in 2017, the Company reported current unearned revenue of $2,676,138 and non-current unearned revenue of $364,440.  These unearned revenues will be recognized as revenue in the future period during which the cobalt shipments begin.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2018, and December 31, 2017, accounts receivable totaled $850,868 and $635,026, respectively.  For the three months ended March 31, 2018, the Company did not incur material impairment losses with respect to its receivables.

Practical Expedients

The Company has elected the practical expedient not to determine whether contacts with customers contain significant financing components.

(10)

 Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services.  Effective January 1, 2018, the Company no longer separately reports the activity in its transportation segment and transportation activities are reported within the other segments.   Management believes this change will provide more accurate reporting of segment activity.

Prior period results for the affected segments have been retrospectively revised to reflect this change. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2018	2017 (as adjusted)
Radiochemical Products	$583,541	$613,580
Cobalt Products	327,778	219,423
Nuclear Medicine Standards	1,002,113	808,406
Radiological Services	887,594	192,799
Fluorine Products	-	-
Total Segments	2,801,026	1,834,208
Corporate revenue	-	-
Total Consolidated	$2,801,026	$1,834,208

	Three months ended March 31,
Depreciation and Amortization	2018	2017 (as adjusted)
Radiochemical Products	$5,014	$1,609
Cobalt Products	4,043	9,770
Nuclear Medicine Standards	17,938	2,145
Radiological Services	12,039	12,438
Fluorine Products	26,095	26,095
Total Segments	65,130	52,057
Corporate depreciation and amortization	4,844	3,528
Total Consolidated	$69,974	$55,585

	Three months ended March 31,
Segment Income (Loss)	2018	2017 (as adjusted)
Radiochemical Products	$40,520	$118,155
Cobalt Products	184,792	120,061
Nuclear Medicine Standards	223,942	183,972
Radiological Services	402,012	90,918
Fluorine Products	(31,299)	(84,878)
Total Segments	819,966	428,228
Corporate loss	(785,562)	(1,214,494)
Net Income	$34,404	$(786,266)

	Three months ended March 31,
Expenditures for Segment Assets	2018	2017 (as adjusted)
Radiochemical Products	$-	$-
Cobalt Products	-	-
Nuclear Medicine Standards	18,148	(198)
Radiological Services	-	-
Fluorine Products	1,560	4,172
Total Segments	19,708	3,974
Corporate purchases	-	-
Total Consolidated	$19,708	$3,974

	March 31,	December 31,
Segment Assets	2018	2017 (as adjusted)
Radiochemical Products	$320,491	$282,971
Cobalt Products	2,291,891	1,813,356
Nuclear Medicine Standards	1,960,824	2,214,061
Radiological Services	150,173	198,437
Fluorine Products	5,675,321	5,702,159
Total Segments	10,398,700	10,210,984
Corporate assets	2,433,947	1,794,310
Total Consolidated	$12,832,647	$12,005,294

(11)  Subsequent Events

On April 9, 2018, the Company borrowed $120,000 from its Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note.  The note accrues interest at 6% per year, which is payable upon maturity of the note.  The note is unsecured and matures on August 1, 2018. At any time, the holders of the note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the ability to continue irradiation of cobalt targets, the business prospects and growth projection for our business segments, the FDA approval for certain of our products, and the status of our proposed uranium de-conversion facility, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 30, 2018, in this report and in the other reports we file with the SEC.  These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries and joint venture, TI Services, LLC and RadQual, LLC (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical applications. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in and have management control of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control devices, with which we have an exclusive manufacturing agreement for nuclear imaging products.

In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual.  The Company’s Chairman of the Board and its Chief Executive Officer also serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it had gained the ability to exercise significant management control over the operations of RadQual.  Because of this increased management ability and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 2017.  See Note 4 “Investment and Business Consolidation” to our unaudited consolidated financial statements in this report for additional information.

Our business consists of the following five major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging.  These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration of dose measurement equipment.  Revenue from nuclear medicine products includes consolidated sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute our products, as well as consolidated sales from RadQual, pursuant to the change in RadQual’s ownership in August 2017, as discussed above.  Our nuclear medicine standards products include a host of specialty design items used in the nuclear medicine industry. In addition to the manufacture of these products, we have developed a complete line of specialty packaging for the safe transport and handling of these products.

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

We have submitted an abbreviated New Drug Application (aNDA) to the FDA for a radiochemical product. The FDA has granted the Company’s request for an expedited review of the application which could accelerate the approval of the product.  Once approved we anticipate a quick start-up of commercial sales of the drug product which should have a significant positive impact on our revenues. We are also considering other generic drug opportunities and plan to expand the range of products offered within this business segment in the coming years.

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

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. We are licensed through the NRC to perform certain field service activities in connection with the U.S. Department of Energy’s (DOE) Orphan Source Recovery Program (OSRP).  These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in the performance of OSRP field service jobs.  This type of field service work is expected to generate the majority of revenue within this business segment in the coming years and it has expanded to include similar international contract opportunities through the International Atomic Energy Agency (IAEA).

We are no longer reporting our transportation activities as a separate business segment. We established our Transportation segment in 2006 to provide transportation of our own products and to support our field services activities. Our transportation services have historically generated a very small revenue stream from providing services to other companies and have primarily operated in support of our radiological services and cobalt products business segments.  Because of this, effective January 1, 2018, management has decided we will eliminate transportation services as a separate reporting segment and will include future transportation service activity within the other business segments for which the service is performed. Prior period results for the affected segments have been retrospectively revised to reflect this change.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue for the three months ended March 31, 2018 was $2,801,026 as compared to $1,834,208 for the same period in 2017, an overall increase of $966,818, or approximately 53%. This increase in revenue was largely the result of revenue increases in our nuclear medicine, cobalt products and radiological services segments, as discussed in detail below.  The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2018 and 2017:

	For the three-months ended March 31,	For the three-months ended March 31,
Sale of Product	2018	2017	$ change	% change
Radiochemical Products	$583,541	$613,580	$(30,039)	-5%
Cobalt Products	327,778	219,423	108,355	49%
Nuclear Medicine Standards	1,002,113	808,406	193,707	24%
Radiological Services	887,594	192,799	694,795	360%
Fluorine Products	-	-	-	0%
Total Consolidated	$2,801,026	$1,834,208	$966,818	53%

Cost of sales increased to $1,442,408 for the three months ended March 31, 2018 from $1,023,968 for the same period in 2017.  This is an increase of $418,440, or approximately 41%. Gross profit for the three months ended March 31, 2018 was $1,358,618, compared to $810,240 for the same period in 2017.  This represents an increase in gross profit of $548,378, or approximately 68%.  The increase in cost of sales in the three-month comparison was primarily due to our increased radiological services activities and sales.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2018 and 2017:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2018	2018	2017	2017
Total Sales	$2,801,026		$1,834,208
Cost of Sales
Radiochemical Products	$491,453	18%	$438,175	24%
Cobalt Products	80,514	3%	44,286	2%
Nuclear Medicine Standards	473,051	17%	496,541	27%
Radiological Services	397,390	14%	44,966	2%
Fluorine Products	-	-	-	-
Total Segments	1,442,408	52%	1,023,968	55%

Gross Profit	$1,358,618		$810,240
Gross Profit %	48%		45%

Operating expense decreased approximately 19% to $1,209,013 for the three months ended March 31, 2018, from $1,492,653 for the same period in 2017.  This decrease of $283,640, is primarily due to a decrease in General, Administrative and Consulting costs, as a result of decreased legal and licensing costs incurred during the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in legal costs is the result of the conclusion of arbitration proceedings in 2017. Salaries and contract labor costs increased to $569,459, for the three months ended March 31, 2018, as compared to $493,881, for the same period in 2017. This is an increase of $75,578, or approximately 15% and is the result of an increase in the number of the Company’s personnel during the last 12 months. In addition, non-cash equity compensation expense recorded for the three months ended March 31, 2018, was $73,704 and for the same period in 2017, non-cash equity compensation was $16,819. This is an increase of $56,885 and is primarily the result of non-cash compensation expense recorded for 11,500,000 stock options which were granted to employees and non-employees in July 2017 and a grant of 1,000,000 options to an employee in February 2018.  Non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity-based instruments.  As these instruments become fully vested, are exercised or expire the related non-cash compensation expense will decrease. At March 31, 2018, there were 31,850,000 option awards outstanding of which 21,350,000 were vested.

The following table presents a comparison of total operating expense for the three months ended March 31, 2018 and 2017:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2018	2017	% change	$ change
Salaries and Contract Labor	$569,459	$493,881	15%	$75,578
General, Administrative and Consulting	533,134	874,102	-39%	(340,968)
Research and Development	106,420	124,670	-15%	(18,250)
Total operating expenses	$1,209,013	$1,492,653	-19%	$(283,640)

Interest expense for the three months ended March 31, 2018 was $106,034, compared to $133,316 for the same period in 2017. This is a decrease of $27,282, or approximately 20%. Interest expense reported for the three-month period ended March 31, 2017, includes interest accrued and paid to holders of our convertible debt which was issued in July 2012 and which matured in July 2017.  Interest expense also includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock).  Interest expense related to the convertible debt was allocated over the life of the notes to general operations and to research and development based on the use of the funding proceeds.  As discussed below, we issued Series C Preferred Stock in February and May 2017.  For the three months ended March 31, 2018, we accrued dividends payable of $57,650 which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances.  Interest was also paid on a loan for a vehicle purchased in May 2016.

Our net income for the three months ended March 31, 2018 was $34,404, compared to a net loss of $786,266, for the same period in 2017.  This is an increase in net income of $820,670, and is the result of our increased sales, as set forth in the above table, our increased gross profit, and the significant reduction in operating costs for the three months ended March 31, 2018 as compared to the same period in 2017.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended March 31, 2018 was $583,541, compared to $613,580 for the same period in 2017.  This is a decrease of $30,039, or approximately 5%.  The decrease in the period-to-period revenue comparison is primarily the result of an interruption in the production operations of one of our major isotope suppliers and a reduction in customer orders for product used to support some clinical trials.  We were able to purchase material from an alternate supplier during this interruption, however, some customers reduced orders based on differences in the specifications of the product from the alternate supply.  Customers using radiochemicals in various clinical trials also typically start and stop orders based upon the particular phase of clinical trials for their various products.

Gross profit of radiochemical products for the three months ended March 31, 2018 was $92,088, compared to $175,405, for the same period in 2017, and gross profit percentages were approximately 16% and 29% for the three months ended March 31, 2018 and 2017, respectively. Cost of sales for radiochemical products increased to $491,453 for the three months ended March 31, 2018, as compared to $438,175 for the same period in 2017.  This is an increase of $53,278, or approximately 12%, and was primarily the result of increased costs of raw material purchased from alternate vendors in this segment in the three-month comparison. Operating expense for this segment decreased to $51,568 for the three months ended March 31, 2018, compared to $57,250 for the same period in 2017. This decrease in operating expense of $5,682, or approximately 10%, is primarily due to decreased licensing costs, consulting costs and expense for leased equipment for the three-month period ended March 31, 2018, as compared to the same period in 2017.  This segment reported net income of $40,520 for the three months ended March 31, 2018, as compared to net income of $118,155 for the same period in 2017.  The decrease in net income of $77,635, or approximately 66%, is the result of the decreased sales and increased cost of raw material, as discussed above.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended March 31, 2018 was $327,778, compared to $219,423, for the same period in 2017. This represents an increase of $108,355, or approximately 49%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material and during the three months ended March 31, 2018, we were able to resume manufacturing products for customers using this material.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning in late 2018 and every year thereafter through at least 2024.  We are also purchasing some bulk cobalt from another supplier which will help supplement cobalt produced in the ATR and should further increase our ability to manufacture products within this segment.

As of March 31, 2018, we continued to hold many in-progress old design cobalt targets at the ATR. We believe that the older design targets we hold at the ATR and that we report as inventory, hold significant but varying market values in excess of their current carrying values and we concluded that no impairment existed at that time.  We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate.

Gross profit for cobalt products for the three months ended March 31, 2018 was $247,264, compared to $175,137 for the same period in 2017. This is an increase of $72,127, or approximately 41% and is primarily attributable to our increase in product sales for the three months ended March 31, 2018, as compared to the same period in 2017. Our gross profit percentages were approximately 75% and 80% for the three-month periods ended March 31, 2018 and 2017, respectively. Operating expense in this segment increased to $62,472 for the three months ended March 31, 2018, from $55,076 for the same period in 2017. This is an increase of $7,396, which was largely due to wage expense attributable to this segment. Our net income for cobalt products was $184,792 for the three months ended March 31, 2018, as compared to a net income of $120,061 for the same period in 2017. The increase in net income of $64,731, or approximately 54%, was attributable to the increased sales of cobalt products during the quarter.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended March 31, 2018 was $1,002,113 compared to $808,406 for the same period in 2017. This represents an increase in revenue of $193,707, or approximately 24%.  As discussed above, due to a change in the member ownership of RadQual, beginning in 2017, we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and sales of TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology, and PET imaging. All intercompany sales for the consolidated period have been eliminated.

We anticipate that our sales through RadQual will remain strong and that, because of the new RadQual member ownership, we will have significant future opportunities to work on product development and customer service improvements. Additionally, we will continue to work with TI Services on marketing strategies to boost sales of various nuclear medicine and pharmacy products through TI Services.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2018 was $473,051, as compared to $496,541 for the same period in 2017. The decrease in cost of sales in the period-to-period comparison of $23,490, or approximately 5%, is due to a decrease in cost of sales reported by TI Services as well as cost of sales eliminated as a result of consolidated reporting for the three-month period ended March 31, 2018, with no similar elimination for the three-month period ended March 31, 2017.  Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2018 was $529,062 compared to $311,864 for the same period in 2017.  This is an increase in gross profit of $217,198, or approximately 78%. The increase in gross profit in the period-to-period comparison is the result of the increased revenue and the decrease reported in total cost of sales in the period-to-period comparison.

Operating expense for this segment for the three months ended March 31, 2018 increased to $304,462, from $127,893 for the same period in 2017. This is an increase of $176,569, or approximately 138%, and includes consolidated net operating expense reported for RadQual of $123,852 and non-controlling member interest expense of $64,363, for the three months ended March 31, 2018, whereas there was no consolidated operating expense recorded for RadQual for the same period in 2017. Net income for this segment for the three months ended March 31, 2018 was $223,942, compared to $183,972 for the same period in 2017.  This is an increase in net income of $39,970, or approximately 22% and is the result of the increased gross profit reported for the three months ended March 31, 2018, as compared to the same period in 2017.

Radiological Services.  Revenue from all radiological services for the three months ended March 31, 2018 was $887,594, compared to $192,799 for the same period in 2017, an increase of $694,795 or approximately 360%. The majority of our revenue in this segment is generated by the performance of activities in connection with the OSRP and the International Atomic Energy Agency (IAEA), and the increase in the revenue comparison is the result of work performed by us for these agencies. These contracts are historically awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in radiological services revenue.

As mentioned above, the majority of our radiological services revenue is generated by the performance of activities in connection with the DOE and IAEA which are awarded on a periodic basis. These activities include services to support recovery of disused sources and installation or removal of certain devices.  Based on the number of orphan sources identified both in the U.S. and internationally that will need to be recovered and disposed of, we expect this source removal and installation work to continue at least through 2018. We have secured several new contracts with the OSRP that will be completed during the upcoming months and we expect that there will be additional OSRP and IAEA work forthcoming.

Gross profit for this segment for the three months ended March 31, 2018 was $490,203, compared to $147,833 for the same period in 2017.  The increase in gross profit of $342,370, or approximately 232%, is the result of the increased services contracts completed and reported in this segment for the three months ended March 31, 2018, as compared to the same period in 2017.  Operating expense for the three months ended March 31, 2018 was $88,191, as compared to $56,917 for the same period in 2017. This increase of $31,274, or approximately 55%, was the result of increased indirect wage expense and increased repair and maintenance expense recorded for the three-month period ended March 31, 2018 as compared to the same period in 2017.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended March 31, 2018, or for the same period in 2017. During the three months ended March 31, 2018, we incurred $31,299 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $84,878 for the same three-month period in 2017. The decrease of $53,579, or approximately 63% is the result of decreased interest expense and decreased consulting costs recorded in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2018, we had cash and cash equivalents of $356,432 as compared to $409,338 at December 31, 2017.  This is a decrease of $52,906.  For the three months ended March 31, 2018, net cash provided by operating activities was $127,828, and for the three months ended March 31, 2017, net cash used in operating activities was $331,125. The increase in cash provided by/used in operating activities in the period-to-period comparison is the primarily due to the increased reported net income, net of non-controlling interest, of $34,404.

Inventories at March 31, 2018 totaled $2,426,956, and inventories at December 31, 2017 totaled $1,951,513.  A significant amount of our inventory consists of in-process raw material held at the ATR located outside of Idaho Falls, Idaho.  At March 31, 2018, our raw material inventory accounted for approximately 93% of our work in process inventory. At December 31, 2017, our raw material inventory accounted for approximately 92% of our work in process inventory.  We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company.  As of March 31, 2018, we determined that no impairment of this raw material inventory was necessary.

Cash used in investing activities was $180,448 for the three months ended March 31, 2018, and cash used in investing activities was $2,399 for the same period in 2017. Cash used to purchase equipment was approximately $20,000 for the three months ended March 31, 2018, as compared to approximately $4,000 for the same period in 2017. We reported an increase in restricted cash for the three months ended March 31, 2018, in the amount of $160,740, as a result of increasing the amount of cash held as collateral in support of our decommissioning funding plan and, as a result of consolidated reporting, we reported $387,467 of restricted cash due to former members of RadQual.

Financing activities used cash of $286, during the three months ended March 31, 2018, and cash provided by financing activities for the same period in 2017 was $2,868,259. During the three months ended March 31, 2017, we received cash proceeds of $2,860,000 from the issuance of Series C redeemable convertible preferred stock (Series C Preferred Stock) and Class M Warrants in a private placement transaction whereas we reported no similar proceeds during the same period in 2018. Additionally, during the three months ended March 31, 2018, through our Employee Stock Purchase Plan we received $1,527 in proceeds from the sale of our common stock, as compared to $9,954 for the same period in 2017.

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

As a part of the above offering, two holders of the Company’s 8% Convertible Notes (the Notes) converted principal plus accrued interest in the amount of $205,000 into 205 shares of Series C Preferred Stock and 205,000 Class M Warrants.  Additionally, two of the Company’s directors converted an outstanding promissory note and accrued interest in the amount of $368,000 into 368 shares of Series C Preferred Stock and 1,840,000 Class M Warrants.

Additionally, on March 24, 2017, we entered into an Amendment to the 8% Convertible Notes (the Amendment), pursuant to which the Notes in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share prior to May 12, 2017.  Holders that elected to convert their Notes into Series C Preferred Stock received a Class N Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  On May 12, 2017, the Company completed the retirement of $1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock and Class N Warrants to purchase an aggregate of 2,925,000 shares of the Company’s common stock. The Class N Warrants are immediately exercisable at an exercise price of $0.10 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

In February 2018, the Company paid its first dividend on the Series C Preferred Stock.  Dividends payable totaled $241,730.  Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash.  The Company issued 2,288,646 shares of common stock in lieu of a dividend payment of $205,980.  The remaining $35,750 of dividend payable was settled with cash.

Total decrease in cash for the three-month period ended March 31, 2018, was $52,906 compared to a cash increase of $2,534,735 for the same period in 2017.

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

At March 31, 2018, there were 45,090,000 outstanding warrants to purchase our common stock.  Included in this number are 25,000,000 Class L Warrants issued September 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018; 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the Lenders), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable. In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged.  At March 31, 2018, the balance of the promissory note was $500,000 and accrued interest on the note was $129,234.  Interest expense recorded for the three-month period ended March 31, 2018, was $7,500.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and the note carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, we entered into a short-term promissory note agreement with our Chairman of the Board, pursuant to which we borrowed $60,000. The note bears interest at 5% and matures June 30, 2018 and is unsecured.

On April 9, 2018, we borrowed $120,000 from our Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note.  The note accrues interest at 6% per year, which is payable upon maturity of the note.  The note is unsecured and matures on August 1, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had no off-balance sheet arrangements or obligations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of March 31, 2018, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

In connection with the consolidation of RadQual as of August 10, 2017, we put in place certain controls and procedures with respect to the reporting of financial results of RadQual.  Except for these changes, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2018, the Company paid its first dividend on the Series C Preferred Stock.  Dividends payable totaled $241,730.  Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash.  The Company issued 2,288,646 shares of common stock in lieu of a dividend payment of $205,980.  The remaining $35,750 of dividend payable was settled with cash.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2018	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer