Form 10-Q
period 2018-06-30
INTERNATIONAL ISOTOPES INC
filed 2018-08-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the number of shares of common stock, $.01 par value, outstanding was 411,977,297.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2018

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$412,385	$409,338
Accounts receivable	904,689	635,026
Inventories	2,660,837	1,951,513
Restricted cash - due to former member	20,000	387,455
Prepaids and other current assets	106,196	344,627
Total current assets	4,104,107	3,727,959

Long-term assets
Restricted cash	616,629	453,575
Property, plant and equipment, net	1,939,276	1,935,535
Goodwill	1,376,584	1,376,584
Patents and other intangibles, net	4,434,790	4,511,641
Total long-term assets	8,367,279	8,277,335
Total assets	$12,471,386	$12,005,294

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,163,501	$1,619,229
Accrued liabilities	709,914	1,139,477
Current portion of unearned revenue	3,326,474	2,688,128
Current portion of related party notes payable	180,000	60,000
Current installments of notes payable	7,692	7,437
Total current liabilities	6,387,581	5,514,271

Long-term liabilities
Obligation for lease disposal costs	489,701	478,424
Unearned revenue, net of current portion	7,500	688,980
Related party notes payable, net of current potion and debt discount	432,945	419,534
Notes payable, net of current portion	24,830	28,741
Mandatorily redeemable convertible preferred stock	4,592,585	4,528,417
Total long-term liabilities	5,547,561	6,144,096
Total liabilities	11,935,142	11,658,367

Commitments and contingencies (Note 8)	-	-

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 411,951,724 and 406,790,703 shares issued and outstanding respectively	4,119,517	4,067,907
Additional paid in capital	120,751,427	120,398,620
Accumulated deficit	(125,994,720)	(125,696,845)
Deficit attributable to International Isotopes Inc. stockholders	(1,123,776)	(1,230,318)
Equity attributable to noncontrolling interest	1,660,020	1,577,245
Total equity	536,244	346,927
Total liabilities and stockholders' equity	$12,471,386	$12,005,294

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sale of product	$2,392,306	$1,785,824	$5,193,332	$3,620,032
Cost of product	1,363,564	1,091,054	2,805,972	2,115,022
Gross profit	1,028,742	694,770	2,387,360	1,505,010

Operating costs and expenses
Salaries and contract labor	561,058	486,905	1,130,517	980,786
General, administrative and consulting	582,614	604,040	1,115,748	1,478,143
Research and development	84,464	76,982	190,884	201,652
Total operating expenses	1,228,136	1,167,927	2,437,149	2,660,581

Net operating loss	(199,394)	(473,157)	(49,789)	(1,155,571)

Other income (expense):
Other income (expense)	(381)	-	52,981	125
Equity in net income of affiliate	-	22,168	-	45,133
Interest income	2,317	662	3,624	1,083
Interest expense	(115,882)	(144,442)	(221,916)	(277,759)
Total other expense	(113,946)	(121,612)	(165,311)	(231,418)
Net loss	(313,340)	(594,769)	(215,100)	(1,386,989)
Less income attributable to noncontrolling interest	18,939	7,426	82,775	1,474

Net loss attributable to International Isotopes Inc.	$(332,279)	$(602,195)	$(297,875)	$(1,388,463)

Net income (loss) per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic	411,232,012	406,726,706	409,327,531	406,187,935
Weighted average common shares outstanding – diluted	526,418,051	405,649,164	526,418,051	405,649,164

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(215,100)	$(1,386,989)
Adjustments to reconcile net loss to net cash used in operating activities
Net income in equity method investment	-	(45,133)
Depreciation and amortization	136,086	110,863
Accretion of obligation for lease disposal costs	11,277	4,701
Accretion of beneficial conversion feature and discount	77,579	100,614
Equity based compensation	125,133	16,819
Changes in operating assets and liabilities:
Accounts receivable	(269,663)	(95,000)
Inventories	(709,324)	237,637
Prepaids and other assets	238,431	(354,893)
Accounts payable and accrued liabilities	320,689	155,620
Unearned revenues	(43,134)	496,024
Net cash used in operating activities	(328,026)	(759,737)

Cash flows from investing activities:
Dividends received from equity method investment	-	32,895
Purchase of property, plant and equipment	(62,976)	(20,044)
Net cash (used in) provided by investing activities	(62,976)	12,851

Cash flows from financing activities:
Proceeds from sale of stock	73,304	11,969
Proceeds from sale of preferred stock	-	2,860,000
Proceeds from issuance of related party notes payable	120,000	-
Principal payments on notes payable and capital leases	(3,656)	(1,838,418)
Net cash provided by financing activities	189,648	1,033,551

Net increase in cash, cash equivalents, and restricted cash	(201,354)	286,665
Cash, cash equivalents, and restricted cash at beginning of period	1,250,368	765,151
Cash, cash equivalents, and restricted cash at end of period	$1,049,014	$1,051,816

Supplemental disclosure of cash flow activities:
Cash paid for interest	$37,749	$211,163

Supplemental disclosure of noncash financing and investing transactions:
Decrease in preferred stock and increase in equity for amounts allocated to warrants issued with preferred stock	$-	$641,674
Decrease in accrued interest and increase in preferred stock for conversion of debentures	$-	$13,100
Decrease in debt and increase in preferred stock for conversion of debentures	$-	$1,339,900
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$205,980	$-

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Six months ended June 30,
	2018	2017
Cash and cash equivalents	$412,385	$600,189
Restricted cash included in current assets	20,000	-
Restricted cash included in long-term assets	616,629	451,627
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,049,014	$1,051,816

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2018

(1)

The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries.  The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), and the accounts of INIS’s 24.5% interest in RadQual, LLC (RadQual).  TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine.  RadQual, which is now headquartered in Idaho Falls, Idaho, is a global supplier of molecular imaging quality control and calibration devices. INIS, its wholly-owned subsidiaries, TI Services, and RadQual are collectively referred to herein as the “Company,” “we,” “our” or “us.”

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements-Going Concern”.  The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date financial statements are issued.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted.  The Company has implemented the new standard and has determined that it has no impact on the accompanying financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 9 for further discussion.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is in the process of completing its assessment and anticipates that ASU 2016-02 will have a material impact on its consolidated balance sheets and will record significant asset and liability balances in connection with leased property. The Company has evaluated this standard and believes an adjustment of approximately $800,000 will be made beginning in 2019, to both the assets and liabilities of the Company to recognize a lease related to real estate.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which was issued to improve uniformity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance effective January 1, 2018, and it has not had any impact on the Company’s statements of cash flows.

The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the six months ended June 30, 2017 to include restricted cash balances from those periods.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU No. 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently assessing the impact of this guidance on its consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses.  During the six-month period ended June 30, 2018, the Company reported net loss of $297,875, net of non-controlling interest, and net cash used in operating activities of $328,026. During the same period in 2017, the Company reported a net loss of $1,388,463, net of non-controlling interest, and net cash used in operating activities of $759,737.

During the six months ended June 30, 2018, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services, and in particular, the pursuit of new business opportunities within those segments.

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

(3)

Net Income Per Common Share - Basic and Diluted

For the six months ended June 30, 2018, the Company had 30,350,000 stock options outstanding, 45,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 425,000 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock) each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the six months ended June 30, 2017, the Company had 20,750,000 stock options outstanding, 47,509,172 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 425,000 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

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

(5)

Inventories

Inventories consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$42,911	$42,911
Work in process	2,616,431	1,906,377
Finished goods	1,495	2,225
	$2,660,837	$1,951,513

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At June 30, 2018, and at December 31, 2017, this cobalt target inventory had a carrying value of $425,159.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of some of this product material and is collecting advance payments for project management, up-front handling, and other production costs from those customers.  The advance payments from customers were recorded as unearned revenue which will be recognized in the Company’s financial statements as cobalt products are completed and shipped. In June 2018, when it began fulfilling customer orders under these pre-paid contracts, the Company recognized approximately $74,500 of revenue in its statement of operations.

(6)

Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan in which employees of the Company may participate to purchase shares of common stock at a discount. During the six months ended June 30, 2018 and 2017, the Company issued 51,439 and 34,064 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $3,304 and $2,637, respectively.  As of June 30, 2018, 648,507 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 60,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan.  At June 30, 2018, there were 12,001,331 shares available for issuance under the 2015 Plan.

On July 24, 2018, at the Company’s 2018 annual meeting of shareholders, the Company’s shareholders approved an amendment and restatement of the 2015 Plan to increase the number of shares authorized for issuance by an additional 20,000,000 shares, which brought the total shares available for issuance under the 2015 Plan to 32,001,331 as of July 24, 2018.

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

Option awards outstanding as of June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2017	32,250,000	$0.06
Granted	1,500,000	$0.08
Exercised	(3,000,000)	$0.04		$125,000
Forfeited	(400,000)	$0.77
Outstanding at June 30, 2018	30,350,000	$0.05	6.6	$658,000
Exercisable at June 30, 2018	19,350,000	$0.04	5.1	$570,500

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.07 per share on June 29, 2018, the last trading day of the quarter.

As of June 30, 2018, there was $195,382 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.11 years.

During the first quarter of 2018, 1,000,000 qualified stock options were exercised under a cashless exercise. The Company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

On April 20, 2018, 2,000,000 non-qualified stock options were exercised for $70,000.  The options exercised were granted under the 2015 Plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

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

On June 4, 2018, the Compensation Committee granted an aggregate of 500,000 qualified stock options to an employee. The stock options were granted with an exercise price of $0.09 per share. The options vest one fifth per year beginning one year from the grant date and expire on June 4, 2028. The options had a fair value of $20,635 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 2.78% to 2.89%, expected dividend yield rate of 0%, expected volatility of 63.23% to 69.04% and an expected life between 5.5 and 7.5 years.

Total stock-based compensation expense for the six months ended June 30, 2018 and 2017 was $125,133 and $16,819, respectively.

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

Warrants

Warrants outstanding at June 30, 2018, and changes during the six months ended June 30, 2018, were as follows:

Warrants
Outstanding at December 31, 2017	45,090,000
Issued	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2018	45,090,000

Preferred Stock

At June 30, 2018, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares are also convertible into common stock at a conversion price of $2.00 per share. These Series B Preferred Stock carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

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

(7) Debt

In December 2013, the Company entered into a promissory note agreement with the Chairman of the Board and a major shareholder pursuant to which the Company borrowed $500,000.  The note is unsecured and bears interest at 6% per annum and was originally due September 30, 2014. At any time, the lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of the Company’s common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of the Company’s common stock at $0.06 per share.  In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. At June 30, 2018, the balance of the promissory note was $500,000 and accrued interest payable on the note was $136,734.  Interest expense recorded for the six-month period ended June 30, 2018, was $15,000.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, the Company borrowed $60,000 from its Chairman of the Board pursuant to a short-term promissory note. The note accrues interest at 5% per year, which is payable upon maturity of the note, and at June 30, 2018, the amount of accrued interest on the note was $2,617.  The note is unsecured and originally matured on June 30, 2018.  Pursuant to an amendment to the promissory note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged.

On April 9, 2018, the Company borrowed $120,000 from its Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note.  The note accrues interest at 6% per year, which is payable upon maturity of the note.  The note is unsecured and originally matured on August 1, 2018. At any time, the holders of the note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days.  Pursuant to an amendment to the promissory note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged.  At June 30, 2018, accrued interest on the note totaled $1,620.

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

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. The radiochemical product sold by the Company is supplied to the Company through agreements with two suppliers. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account in the amount of $616,629.

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

(9)

Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$545,344	$57,000	$602,344	25%	$515,676	$43,141	$558,817	31%
Cobalt Products	324,768	-	324,768	14%	84,643	-	84,643	5%
Nuclear Medicine Products	961,653	1,021	962,674	40%	834,698	-	834,698	47%
Radiological Services	111,175	391,345	502,520	21%	303,535	4,131	307,666	17%
Fluorine Products	-	-	-	0%	-	-	-	0%
	$1,942,940	$449,366	$2,392,306	100%	$1,738,552	$47,272	$1,785,824	100%

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,073,962	$111,924	$1,185,885	22%	$1,082,069	$90,328	$1,172,397	32%
Cobalt Products	652,546	-	652,546	12%	304,066	-	304,066	8%
Nuclear Medicine Products	1,959,387	5,401	1,964,787	39%	1,645,104	-	1,643,104	46%
Radiological Services	250,347	1,139,767	1,390,114	27%	487,324	13,141	500,465	14%
Fluorine Products	-	-	-	0%	-	-	-	0%
	$3,936,241	$1,257,091	$5,193,332	100%	$3,518,564	$103,469	$3,620,032	100%

Prior period amounts have not been adjusted under the modified retrospective approach.

Under ASC Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to receive in exchange for the product or service.

Product sales consist of a single performance obligation that the Company satisfies at a point in time.  All transactions in the radiochemical products and nuclear medicine standards segments fall into this category.  Most sales transactions in the cobalt products business segment fall into this category but other cobalt product sales are recorded as deferred income as discussed below. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.   Based on the Company’s historical practices and shipping terms specified in the sales agreements and invoices, these criteria are generally met when the products are:

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

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years.  Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and classified under current or long-term liabilities, depending upon estimated ship dates, on the Company’s consolidated balance sheets. For the six months ended June 30, 2018, the Company reported current unearned cobalt products revenue of $3,326,474 and non-current unearned revenue of $7,500.  For the period ended December 31, 2017, the Company reported current unearned revenue of $2,539,428 and non-current unearned revenue of $688,980.  These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of June 30, 2018, and December 31, 2017, accounts receivable totaled $904,689 and $635,026, respectively.  For the six months ended June 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

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

Prior period results for the affected segments have been retrospectively revised to reflect this change. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$602,344	$558,817	$1,185,885	$1,172,397
Cobalt Products	324,768	84,643	652,546	304,066
Nuclear Medicine Standards	962,674	834,698	1,964,787	1,643,104
Radiological Services	502,520	307,666	1,390,114	500,465
Fluorine Products	-	-	-	-
Total Segments	2,392,306	1,785,824	5,193,332	3,620,032
Corporate revenue	-	-	-	-
Total Consolidated	$2,392,306	$1,785,824	$5,193,332	$3,620,032

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$6,046	$1,609	$11,060	$3,218
Cobalt Products	753	9,084	4,796	18,854
Nuclear Medicine Standards	16,530	2,343	34,468	4,488
Radiological Services	11,918	12,567	23,957	25,005
Fluorine Products	30,725	30,751	56,820	56,846
Total Segments	65,971	56,354	131,101	108,411
Corporate depreciation and amortization	141	(1,076)	4,985	2,452
Total Consolidated	$66,112	$55,278	$136,086	$110,863

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$103,037	$106,998	$143,557	$225,153
Cobalt Products	93,113	34,933	277,905	154,994
Nuclear Medicine Standards	165,294	195,661	389,236	379,633
Radiological Services	164,441	105,364	566,453	196,282
Fluorine Products	(31,613)	(56,157)	(62,912)	(141,035)
Total Segments	494,273	386,799	1,314,239	815,027
Corporate loss	(826,552)	(988,994)	(1,612,114)	(2,203,490)
Net Income	$(332,279)	$(602,195)	$(297,875)	$(1,388,463)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$-	$-	$-	$-
Cobalt Products	-	-	-	-
Nuclear Medicine Standards	3,914	-	22,062	(198)
Radiological Services	39,354	10,040	39,354	10,040
Fluorine Products	-	6,030	1,560	10,202
Total Segments	43,268	16,070	62,976	20,044
Corporate purchases	-	-	-	-
Total Consolidated	$43,268	$16,070	$62,976	$20,044

	June 30,	December 31,
Segment Assets	2018	2017 (as adjusted)
Radiochemical Products	$315,627	$282,971
Cobalt Products	2,567,851	1,813,356
Nuclear Medicine Standards	2,288,077	2,214,061
Radiological Services	189,138	198,437
Fluorine Products	5,646,898	5,702,159
Total Segments	11,007,591	10,210,984
Corporate assets	1,463,795	1,794,310
Total Consolidated	$12,471,386	$12,005,294

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

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries and joint venture, TI Services, LLC and RadQual, LLC (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, and clinical applications. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in and have management control of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices, with which we have an exclusive manufacturing agreement.

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

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases that we expected to produce using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico.  Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on this project on hold.  Further development activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility.  In the meantime, the Company expects to continue to incur some costs associated with the maintenance of licenses and other necessary project investments, and to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

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

We are no longer reporting our transportation activities as a separate business segment. We established our Transportation segment in 2006 to provide transportation of our own products and to support our field services activities. Our transportation services have historically generated a very small revenue stream from providing services to other companies and have primarily operated in support of our radiological services and cobalt products business segments.  Because of this, effective January 1, 2018, management decided to eliminate transportation services as a separate reporting segment and to include future transportation service activity within the other business segments for which the service is performed. Prior period results for the affected segments have been retrospectively revised to reflect this change.

CRITICAL ACCOUNTING POLICIES

From time to time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018.  During the six months ended June 30, 2018, the Company adopted the provisions of ASU No. 2014-09, which resulted in a change to critical accounting policy with respect to revenue recognition.  See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue for the three months ended June 30, 2018 was $2,392,306 as compared to $1,785,824 for the same period in 2017, an overall increase of $606,482, or approximately 34%. This increase in revenue was largely the result of revenue increases in our cobalt products and radiological services segments, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended June 30, 2018 and 2017:

	For the three-months ended June 30,	For the three-months ended June 30,
Sale of Product	2018	2017	$ change	% change
Radiochemical Products	$602,344	$558,817	$43,527	8%
Cobalt Products	324,768	84,643	240,125	284%
Nuclear Medicine Standards	962,674	834,698	127,976	15%
Radiological Services	502,520	307,666	194,854	63%
Fluorine Products	-	-	-	0%
Total Consolidated	$2,392,306	$1,785,824	$606,482	34%

Cost of sales increased to $1,363,564 for the three months ended June 30, 2018 from $1,091,054 for the same period in 2017.  This is an increase of $272,510, or approximately 25%. Gross profit for the three months ended June 30, 2018 was $1,028,742, compared to $694,770 for the same period in 2017.  This represents an increase in gross profit of $333,972, or approximately 48%.  The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in four of our five business segments, as reported above.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended June 30, 2018 and 2017:

	For the three- months ended June 30,	% of Total Sales	For the three- months ended June 30,	% of Total Sales
	2018	2018	2017	2017
Total Sales	$2,392,306		$1,785,824
Cost of Sales
Radiochemical Products	$439,600	18%	$415,990	23%
Cobalt Products	182,729	8%	16,213	1%
Nuclear Medicine Standards	457,058	19%	517,374	29%
Radiological Services	284,177	12%	141,477	8%
Fluorine Products	-	-	-	-
Total Segments	1,363,564	57%	1,091,054	61%

Gross Profit	$1,028,742		$694,770
Gross Profit %	43%		39%

Operating expense increased approximately 5% to $1,228,136 for the three months ended June 30, 2018, from $1,167,927 for the same period in 2017.  This increase of $60,209, is primarily due to an approximate 4% decrease in General, Administrative and Consulting costs combined with an approximate 15% increase in Salaries and Contract Labor costs. The decrease in General, Administrative and Consulting costs is a result of decreased legal and licensing costs incurred during the three months ended June 30, 2018, as compared to the same period in 2017. The decrease in legal costs is the result of the conclusion of arbitration proceedings in 2017. Salaries and contract labor costs increased to $561,058, for the three months ended June 30, 2018, as compared to $486,905, for the same period in 2017. This is an increase of $74,153, or approximately 15% and is the result of an increase in personnel during the past 12 months. In addition, non-cash equity compensation expense recorded for the three months ended June 30, 2018, was $125,133 and for the same period in 2017, non-cash equity compensation was $16,819 This is an increase of $108,314 and is primarily the result of non-cash compensation expense recorded for outstanding option awards made during July 2017 through June 2018. Non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity-based instruments.  As these instruments become fully vested, are exercised or expire the related non-cash compensation expense will decrease. At June 30, 2018, there were 30,350,000 option awards outstanding of which 19,350,000 were vested.

The following table presents a comparison of total operating expense for the three months ended June 30, 2018 and 2017:

	For the three- months ended June 30,	For the three- months ended June 30,
Operating Costs and Expenses:	2018	2017	% change	$ change
Salaries and Contract Labor	$561,058	$486,905	15%	$74,153
General, Administrative and Consulting	582,614	604,040	-4%	(21,426)
Research and Development	84,464	76,982	10%	7,482
Total operating expenses	$1,228,136	$1,167,927	5%	$60,209

Interest expense for the three months ended June 30, 2018 was $115,882, compared to $144,442 for the same period in 2017. This is a decrease of $28,560, or approximately 20%. Interest expense reported for the three-month period ended June 30, 2017, includes interest accrued and paid to holders of our convertible debt which was issued in July 2012 and which matured in July 2017. Interest expense related to the convertible debt was allocated over the life of the notes to general operations and to research and development based on the use of the funding proceeds.  Interest expense also includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock).  As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017.  For the three months ended June 30, 2018, we accrued dividends payable of $66,451 which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances.  Interest was also paid on a loan for a vehicle purchased in May 2016.

Our net loss for the three months ended June 30, 2018 was $332,279, compared to a net loss of $602,195, for the same period in 2017.  This is a decrease in net loss of $269,916, and is the result of our increased sales, as set forth in the above table, our increased gross profit, and the reduction in operating costs for the three months ended June 30, 2018 as compared to the same period in 2017.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended June 30, 2018 was $602,344, compared to $558,817 for the same period in 2017.  This is an increase of $43,527, or approximately 8%. The increase in the period-to-period revenue comparison is primarily the result of the continued development of our customer base for these radiochemical products.

Gross profit of radiochemical products for the three months ended June 30, 2018 was $162,745, compared to $142,827, for the same period in 2017, and gross profit percentages were approximately 27% and 26% for the three months ended June 30, 2018 and 2017, respectively. Cost of sales for radiochemical products increased to $439,600 for the three months ended June 30, 2018, as compared to $415,990 for the same period in 2017.  This is an increase of $23,610, or approximately 6%, and was primarily the result of increased sales of product and increased costs of raw material purchased from alternate suppliers in this segment in the three-month comparison. Operating expense for this segment increased to $59,707 for the three months ended June 30, 2018, compared to $35,829 for the same period in 2017. This increase in operating expense of $23,878, or approximately 67%, is primarily due to increased costs for licenses, labor, consulting costs and production supplies for the three-month period ended June 30, 2018, as compared to the same period in 2017.  This segment reported net income of $103,037 for the three months ended June 30, 2018, as compared to net income of $106,998 for the same period in 2017.  The decrease in net income of $3,961, or approximately 4%, is primarily the result of the increased cost of raw material and increased operating expense as discussed above.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended June 30, 2018 was $324,768, compared to $84,643, for the same period in 2017. This represents an increase of $240,125, or approximately 284%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material and during the three months ended June 30, 2018, we were able to manufacture products for customers using this material. In addition, during June 2018, we began to supply cobalt to a customer who had previously paid for the material under a supply agreement entered into with us in 2015.  The pre-payments for the material had been recorded as deferred income on our consolidated balance sheets. In June 2018, when the material was provided under contract to the customer, we recognized the sale on our statement of operations.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning in early 2019 and every year thereafter through at least 2024.  As mentioned above, we are also purchasing some bulk cobalt from another supplier which will help supplement cobalt produced in the ATR and should further increase our ability to manufacture products and generate revenue within this segment.

As of June 30, 2018, we continued to hold many in-progress old design cobalt targets at the ATR. We believe that many of the older design targets we hold at the ATR, and that we report as inventory, still hold significant market value in excess of their current carrying values and we have concluded that no impairment existed at that time.  We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate.

Gross profit for cobalt products for the three months ended June 30, 2018 was $142,039, compared to $68,430 for the same period in 2017. This is an increase of $73,609, or approximately 108% and is primarily attributable to our increase in product sales for the three months ended June 30, 2018, as compared to the same period in 2017. Our gross profit percentages were approximately 44% and 81% for the three-month periods ended June 30, 2018 and 2017, respectively. The decrease in the gross profit percentage for the three months ended June 30, 2018 is primarily due to increased costs of materials. Operating expense in this segment increased to $48,927 for the three months ended June 30, 2018, from $33,497 for the same period in 2017. This is an increase of $15,430, or approximately 46%, which was largely due to wage expense reported in this segment. Our net income for cobalt products was $93,113 for the three months ended June 30, 2018, as compared to a net income of $34,933 for the same period in 2017. The increase in net income of $58,180, or approximately 167%, was attributable to the increased sales of cobalt products during the quarter and revenue recognized upon shipment of pre-paid product.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended June 30, 2018 was $962,674 compared to $834,698 for the same period in 2017. This represents an increase in revenue of $127,976, or approximately 15%.  As discussed above, due to a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated.

We anticipate that our sales through RadQual will remain strong and that, because of the new RadQual member ownership, we will have significant future opportunities to work on product development and customer service improvements. Additionally, we have continued to work with TI Services on marketing strategies to boost domestic and international sales of various nuclear medicine and pharmacy products.

Cost of sales for our nuclear medicine standards segment for the three months ended June 30, 2018 was $457,058, as compared to $517,374 for the same period in 2017. The decrease in cost of sales in the period-to-period comparison of $60,316, or approximately 11%, is due to a decrease in material purchases and scrap reported in the manufacturing process as well as cost of sales eliminated as a result of consolidated reporting for the three-month period ended June 30, 2018, with no similar elimination for the three-month period ended June 30, 2017.  Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2018 was $505,616 compared to $317,324 for the same period in 2017.  This is an increase in gross profit of $188,292, or approximately 59%. The increase in gross profit in the period-to-period comparison is the result of the increased revenue combined with the decrease reported in total cost of sales in the period-to-period comparison.

Operating expense for this segment for the three months ended June 30, 2018 increased to $306,728, from $121,662 for the same period in 2017. This is an increase of $185,066, or approximately 152%, and includes consolidated net operating expense reported for RadQual of $139,524 and non-controlling member interest expense of $19,965, for the three months ended June 30, 2018, whereas there was no consolidated operating expense recorded for RadQual for the same period in 2017. Net income for this segment for the three months ended June 30, 2018 was $165,294, compared to $195,661 for the same period in 2017.  This is decrease in net income of $30,367, or approximately 16% and is the result of the significant increase in operating expense reported for the three months ended June 30, 2018, as compared to the same period in 2017.

Radiological Services.  Revenue from all radiological services for the three months ended June 30, 2018 was $502,520, compared to $307,666, as adjusted, for the same period in 2017, an increase of $194,854 or approximately 63%. The majority of our revenue in this segment is generated by the performance of activities in connection with the OSRP and the International Atomic Energy Agency (IAEA), and the increase in the revenue comparison is the result of work performed by us for these agencies. These contracts are historically awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in radiological services revenue.

The work performed for the OSRP and the IAEA includes services to support recovery of disused sources and installation or removal of certain devices.  Based on the number of orphan sources identified both in the U.S. and internationally that will need to be recovered and disposed of, we expect this source removal and installation work to continue at least through 2018. We have secured several new field service contracts that will be completed during the upcoming months and we expect that there will be additional OSRP and IAEA work forthcoming.

Gross profit for this segment for the three months ended June 30, 2018 was $218,343, compared to $166,189 reported for the same period in 2017. The increase in gross profit of $52,154, or approximately 31%, is the result of the increased services contracts completed and reported in this segment for the three months ended June 30, 2018, as compared to the same period in 2017. Operating expense for the three months ended June 30, 2018 was $53,901, as compared to $38,808 reported for the same period in 2017. This increase of $15,093, or approximately 39%, is the result of increased direct costs in performing field services activities. Beginning in January 2018, we eliminated transportation services as a separate reporting segment and have combined a portion of these activities within the radiological services segment.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended June 30, 2018, or for the same period in 2017. During the three months ended June 30, 2018, we incurred $31,613 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $56,156 for the same three-month period in 2017. The decrease of $24,543, or approximately 44% is the result of decreased interest expense and decreased consulting costs recorded in the period-to-period comparison.

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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue for the six-month period ended June 30, 2018 was $5,193,332, as compared to $3,620,032 for the same period in 2016, an increase of $1,573,300, or approximately 43%.  The performance of all our business segments for the six-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the six months ended June 30, 2018 and June 30, 2017:

	For the six- months ended June 30,	For the six- months ended June 30,
Sale of Product	2018	2017	$ change	% change
Radiochemical Products	$1,185,885	$1,172,397	$13,488	1%
Cobalt Products	652,546	304,066	348,480	115%
Nuclear Medicine Standards	1,964,787	1,643,104	321,683	20%
Radiological Services	1,390,114	500,465	889,649	178%
Fluorine Products	-	-	-	0%
Total Consolidated	$5,193,332	$3,620,032	$1,573,300	43%

Gross profit for the six-month period ended June 30, 2018 was $2,387,360, compared to $1,505,010, for the same period in 2017.  This represents an increase of $882,350 or approximately 59%.

The following table presents cost of sales and gross profit data for each of our business segments for the six months ended June 30, 2018 and 2017:

	For the six- months ended June 30,	% of Total Sales	For the six- months ended June 30,	% of Total Sales
	2018	2018	2017	2017
Total Sales	$5,193,332		$3,620,032
Cost of Sales
Radiochemical Products	$931,053	18%	$854,164	24%
Cobalt Products	263,243	5%	60,499	2%
Nuclear Medicine Standards	930,109	18%	1,013,916	28%
Radiological Services	681,567	13%	186,443	5%
Fluorine Products	-	0%	-	0%
Total Segments	2,805,972	54%	2,115,022	59%

Gross Profit	$2,387,360		$1,505,010
Gross Profit %	46%		42%

Operating expenses were $2,437,149 for the six-month period ended June 30, 2018, compared to $2,660,581 for the same period in 2017.  This represents a decrease of $223,432, or approximately 8%.  This decrease in operating expense is largely due to decreases in both licensing and legal costs incurred during the six months ended June 30, 2018 as compared to the same six-month period in 2017 and is discussed in more detail below. Salaries and contract labor expense increased by $149,731, or approximately 15%, which is the result of salary and wage increases made during the six months ended June 30, 2018 as compared to the same period in 2017. General administrative expense decreased to $1,115,748 for the six months ending June 30, 2018 from $1,478,143 for the same period in 2017.  This is a decrease of $362,395, or approximately 25% and is the result of a significant decrease in legal costs during the six months ended June 30, 2018 as compared to the same period in 2017.

The decrease in legal costs is the result of the conclusion of arbitration proceedings late in 2017 with no similar expense for the six-month period ended June 30, 2018.  Additionally, during the six-month period ended June 30, 2017, we incurred facility licensing costs with no similar costs for the same period in 2018.

Research and development expense decreased to $190,884 for the six-month period ended June 30, 2018, from $201,652 for the same period in 2017. This is a decrease of $10,768 or approximately 5%.

The following table shows total operating expenses for the six-month period ended June 30, 2018 and 2017:

	For the six- months ended June 30,	For the six- months ended June 30,
Operating Costs and Expenses:	2018	2017	% change	$ change
Salaries and Contract Labor	$1,130,517	$980,786	15%	$149,731
General, Administrative and Consulting	1,115,748	1,478,143	-25%	(362,395)
Research and Development	190,884	201,652	-5%	(10,768)
Total operating expenses	$2,437,149	$2,660,581	-8%	$(223,432)

Interest expense for the six months ended June 30, 2018 was $221,916, compared to $227,759 for the same period in 2017. This is a decrease of $55,843, or approximately 20%.  Interest expense reported for the six-month period ended June 30, 2017, includes interest accrued and paid to holders of our convertible debt which was issued in July 2012 and which matured in July 2017. Interest expense related to the convertible debt was allocated over the life of the notes to general operations and to research and development based on the use of the funding proceeds. Interest expense also includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock).  As discussed below, we issued Series C Preferred Stock in February and May 2017.  For the six months ended June 30, 2018, we accrued dividends payable of $124,101 which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $64,167 was recorded for this same period for the issuance of warrants related to the preferred stock issuances.  Interest was also paid on a loan for a vehicle purchased in May 2016.

Our net loss for the six-month period ended June 30, 2018, was $297,875 as compared to $1,388,463 for the same period in 2017.  This is a decrease in loss of $1,090,588 or approximately 79%. This decrease in net loss was largely the result of increased revenue and decreased operating expense for the six months ended June 30, 2018, as compared to the same period in 2017.

Radiochemical Products.  Revenue from the sale of radiochemical products for the six-month period ended June 30, 2018 was $1,185,885 compared to $1,172,397 for the same period in 2017.  This is an increase of $13,488, or approximately 1%.

Cost of sales was $931,053 for the six-month period ended June 30, 2018, and $854,165 for the same period in 2017.  This is an increase of $76,888, or approximately 9% and is the result of the slight increase in sales as well as increased material costs. The increase in material cost was due to an interruption in the production operations of one of our major isotope suppliers early in 2018 consequently forcing us to procure material from an alternate supplier at a higher cost.

Gross profit percentages for our radiochemical products for the six months ended June 30, 2018 and 2017 were approximately 21% and 27%, respectively. Operating expense for this segment for the six-month period ended June 30, 2018 was $111,276, compared to $93,080 for the same period in 2017. This is an increase of $18,196, or approximately 20%, and is primarily due to increased wages and training expense. Net income for this segment decreased to $143,557 for the six-month period ended June 30, 2018, from $225,153 for the same period in 2017.  This decrease of $81,596, or approximately 36%, is due to the interruption of material supply from our normal supplier, the increased cost of sales due to using an alternate supplier and increased operating expense reported in this segment for the six months ended June 30, 2018, as compared to the same period in 2017.

Cobalt Products.  Revenues from the sale of cobalt products for the six-month period ended June 30, 2018 were $652,546, compared to $304,066 for the same period in 2017. This is an increase of $348,480, or approximately 115%, and is the result of increased sealed source sales.  Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material and during the six months ended June 30, 2018, we were able to resume manufacturing products for customers using this material.

In October 2014 we entered into a ten-year agreement with the DOE for the irradiation of a newly designed cobalt target and, as a result of this activity, we anticipate having high specific activity cobalt available to our customers beginning in the first quarter of 2019 and every year thereafter through at least 2024. In the meantime, we are purchasing some bulk cobalt from another supplier which will allow us to complete some source manufacturing sales during the remainder of 2018 in advance of the cobalt that is being produced in the ATR.

During 2015, we entered into cobalt-60 supply agreements with several customers.  The terms of the agreements required pre-payments to secure cobalt material in future years.  Those prepayments were recorded as deferred income on our consolidated balance sheet. During the six months ending June 30, 2018, we began supplying material to some customers and have accordingly, recognized approximately $74,500 of revenue as a result of that delivery.

Gross profit for cobalt products for the six-month period ended June 30, 2018 was $389,304, as compared to $243,567 for the same period in 2017. The increase in gross profit is the result of the significant increase in sales in the period-to-period comparison.  Operating expense in this segment increased to $111,399, for the six-month period ended June 30, 2018, from $88,573 for the same period in 2017. This is an increase of $22,826 or approximately 26% and is largely due to increased wage expense reported.  Net income for the six months ended June 30, 2018 was $277,905, compared to $154,994 for the same period in 2017. This increase in net income of $122,911, or approximately 79%, is the direct result of the increased revenue in this business segment for the period ended June 30, 2018, as compared to the same period in 2017.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the six-month period ended June 30, 2018 was $1,964,787 compared to $1,643,104 for the same period in 2017.  This represents an increase in revenue attributable to this segment of $321,683, or approximately 20%.

As discussed above, due to a change in the member ownership of RadQual, during 2017, we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and sales of TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology, and PET imaging. All intercompany sales for the consolidated period have been eliminated.

Gross profit for the six-month period ended June 30, 2018 was $1,034,678, as compared to $629,188 for the same period in 2017, an increase of $405,490, or approximately 64%.  Operating expense for this segment for the six-month period ended June 30, 2018 increased to $651,152, from $249,555 for the same period in 2017.  This is an increase of $401,597 or approximately 161% and includes consolidated net operating expense reported for RadQual of $263,377 and non-controlling member interest expense of $84,328, for the six months ended June 30, 2018, whereas there was no consolidated operating expense recorded for RadQual for the same period in 2017. Net income for this segment for the six-month period ended June 30, 2018, increased to $389,236, or approximately 3%, from $379,633 for the same six-month period in 2017.

Radiological Services.  The radiological services segment reported revenue of $1,390,114 for the six-month period ended June 30, 2018 compared to $500,465, as adjusted, for the same period in 2017. This is an increase of $889,649, or approximately 178%.  Beginning in January 2018, we eliminated transportation services as a separate reporting segment and have combined a portion of these activities within the radiological services segment, as applicable.  For comparative purposes, radiological services revenue for 2017 has been adjusted to include some transportation activity.

As mentioned above, the majority of our radiological services revenue is generated by the performance of activities in connection with the DOE and IAEA which are awarded on a periodic basis. We have secured several new contracts with the DOE that will be completed during the upcoming months and we expect that there will be additional similar work forthcoming.

Gross profit was $708,547 for this segment for the six months ended June 30, 2018, and $314,022 for the same period in 2017. This is an increase in gross profit of $394,525, or approximately 126% and is the result of increased revenue reported in this business segment. Operating costs were $142,093 and $72,111 for the six months ended June 30, 2018 and 2017, respectively. The increase in operating expense of $69,982, or approximately 97%, is due to increased labor costs and increased insurance and depreciation cost reported in the period-to-period comparison.  Net income for the six-month period ending June 30, 2018, was $566,453, as compared to $196,282, as adjusted, for the same period in 2017.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the six months ended June 30, 2018 or for the same period in 2017.  During the six months ended June 30, 2018, we incurred $62,912 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $141,035 for the same three-month period in 2017.  The decrease of $78,123, or approximately 55% is the result of decreased interest expense and consulting costs reported in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2018, we had cash and cash equivalents of $412,385 as compared to $409,338 at December 31, 2017.  This is an increase of $3,047.  For the six months ended June 30, 2018, net cash used in operating activities was $328,026, and for the six months ended June 30, 2017, net cash used in operating activities was $759,737. The decrease in cash used in operating activities in the period-to-period comparison is the combined result of increased inventory reported as well as decreased legal expense.

Inventories at June 30, 2018 totaled $2,660,837, and inventories at December 31, 2017 totaled $1,951,513.  A significant amount of our inventory consists of in-process raw material held at the ATR located outside of Idaho Falls, Idaho.  At June 30, 2018, this raw material inventory accounted for approximately 89% of our work in process inventory. At December 31, 2017, this in-process raw material inventory accounted for approximately 92% of our work in process inventory.  We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company.  As of June 30, 2018, we determined that no impairment of this raw material inventory was necessary.

Cash used in investing activities was $62,976 for the six months ended June 30, 2018, and cash provided by investing activities was $12,851 for the same period in 2017. Cash used to purchase equipment was approximately $63,000 for the six months ended June 30, 2018, as compared to approximately $20,000 for the same period in 2017. We reported an increase in restricted cash for the six months ended June 30, 2018, of approximately $165,000, as a result of increasing the amount of cash held as collateral in support of our decommissioning funding plan and, as a result of consolidated reporting, we reported $20,000 of restricted cash due to a former member of RadQual.

Financing activities provided cash of $189,648, during the six months ended June 30, 2018, and cash provided by financing activities for the same period in 2017 was $1,033,551. During the six months ended June 30, 2017, we received cash proceeds of $2,860,000 from the issuance of Series C redeemable convertible preferred stock (Series C Preferred Stock) and Class M Warrants in a private placement transaction whereas we reported no similar proceeds during the same period in 2018. Additionally, during the six months ended June 30, 2018, through our Employee Stock Purchase Plan we received $3,304 in proceeds from the sale of our common stock, as compared to $2,637 for the same period in 2017.

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

Total decrease in cash for the six-month period ended June 30, 2018, was $201,354 compared to a cash increase of $286,665 for the same period in 2017.

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

At June 30, 2018, there were 45,090,000 outstanding warrants to purchase our common stock.  Included in this number are 25,000,000 Class L Warrants issued September 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018; 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

On December 23, 2013, we entered into a promissory note agreement with our Chairman of the Board and one of our major shareholders (the Lenders), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable. In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged.  At June 30, 2018, the balance of the promissory note was $500,000 and accrued interest on the note was $136,734.  Interest expense recorded for the six-month period ended June 30, 2018, was $15,000.

In March 2016, we entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and the note carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, we entered into a short-term promissory note agreement with our Chairman of the Board, pursuant to which we borrowed $60,000. The note originally matured June 30, 2018 but was modified on June 29, 2018, to extend the due date to March 31, 2019, with all other terms of the note remaining unchanged. The note bears interest at 5% and is unsecured.

On April 9, 2018, we borrowed $120,000 from our Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note, initially due August 1, 2018.  The note is unsecured and accrues interest at 6% per year, which is payable upon maturity of the note. On June 29, 2018, the note was modified and the due date was extended to March 31, 2019, with all other terms of the note remaining unchanged.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of June 30, 2018, of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

In connection with the consolidation of RadQual as of August 10, 2017, we put in place certain controls and procedures with respect to the reporting of financial results of RadQual.  Except for these changes, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer