Form 10-Q
period 2018-09-30
INTERNATIONAL ISOTOPES INC
filed 2018-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, the number of shares of common stock, $.01 par value, outstanding was 413,168,301.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2018

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash and cash equivalents	$412,448	$409,338
Accounts receivable	1,223,616	635,026
Inventories	2,641,339	1,951,513
Restricted cash - due to former member	-	387,455
Prepaids and other current assets	300,501	344,627
Total current assets	4,577,904	3,727,959

Long-term assets
Restricted cash	619,341	453,575
Property, plant and equipment, net	1,929,745	1,935,535
Goodwill	1,376,584	1,376,584
Patents and other intangibles, net	4,393,189	4,511,641
Total long-term assets	8,318,859	8,277,335
Total assets	$12,896,763	$12,005,294

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,522,124	$1,619,229
Accrued liabilities	834,664	1,139,477
Current portion of unearned revenue	3,472,190	2,688,128
Current portion of related party notes payable	180,000	60,000
Current installments of notes payable	7,823	7,437
Total current liabilities	7,016,801	5,514,271

Long-term liabilities
Obligation for lease disposal costs	498,751	478,424
Unearned revenue, net of current portion	7,500	688,980
Related party notes payable, net of current portion and debt discount	439,650	419,534
Notes payable, net of current portion	22,825	28,741
Mandatorily redeemable convertible preferred stock	4,624,668	4,528,417
Total long-term liabilities	5,593,394	6,144,096
Total liabilities	$12,610,195	$11,658,367

Commitments and contingencies (Note 8)	-	-

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 413,131,143 and 406,790,703 shares issued and outstanding respectively	4,131,311	4,067,907
Additional paid in capital	120,776,725	120,398,620
Accumulated deficit	(126,327,942)	(125,696,845)
Deficit attributable to International Isotopes Inc. stockholders	(1,419,906)	(1,230,318)
Equity attributable to noncontrolling interest	1,706,474	1,577,245
Total equity	286,568	346,927
Total liabilities and stockholders' equity	$12,896,763	$12,005,294

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Sale of product	$2,680,760	$1,900,701	$7,874,092	$5,520,733
Cost of product	1,669,107	1,054,186	4,475,079	3,169,208
Gross profit	1,011,653	846,515	3,399,013	2,351,525

Operating costs and expenses
Salaries and contract labor	556,432	559,296	1,686,949	1,540,082
General, administrative and consulting	543,803	763,606	1,659,551	2,241,749
Research and development	86,710	65,911	277,594	267,563
Total operating expenses	1,186,945	1,388,813	3,624,094	4,049,394

Operating loss	(175,292)	(542,298)	(225,081)	(1,697,869)

Other income (expense):
Other income (expense)	11,599	(940,976)	64,580	(940,851)
Equity in net income of affiliate	-	8,040	-	53,173
Interest income	2,714	928	6,338	2,011
Interest expense	(125,789)	(113,765)	(347,705)	(391,524)
Total other expense	(111,476)	(1,045,773)	(276,787)	(1,277,191)
Net loss	(286,768)	(1,588,071)	(501,868)	(2,975,060)
Less income (loss) attributable to noncontrolling interest	46,454	(5,906)	129,229	(4,432)

Net loss attributable to International Isotopes Inc.	$(333,222)	$(1,582,165)	$(631,097)	$(2,970,628)

Net income (loss) per common share - basic and diluted:	$-	$-	$-	$-

Weighted average common shares outstanding - basic and diluted:	412,934,573	406,751,293	410,529,878	406,375,721

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(501,868)	$(2,975,060)
Adjustments to reconcile net loss to net cash used in operating activities
Net income in equity method investment	-	(53,173)
Depreciation and amortization	202,907	166,136
Loss on equity method investment	-	946,844
Accretion of obligation for lease disposal costs	20,327	7,070
Accretion of beneficial conversion feature and discount	116,367	139,858
Equity based compensation	160,691	122,514
Changes in operating assets and liabilities:
Accounts receivable	(588,590)	91,647
Inventories	(689,826)	(312,544)
Prepaids and other assets	44,126	126,998
Accounts payable and accrued liabilities	804,062	865,167
Unearned revenues	102,582	344,330
Net cash used in operating activities	(329,222)	(530,213)

Cash flows from investing activities:
Dividends received from equity method investment	-	109,111
Cash reported through consolidation	-	80,674
Purchase of property, plant and equipment	(78,665)	(38,386)
Net cash (used in) provided by investing activities	(78,665)	151,399

Cash flows from financing activities:
Proceeds from sale of stock	74,838	13,681
Cash contributed by non-controlling interest	-	32,286
Proceeds from sale of preferred stock	-	2,860,000
Proceeds from issuance of related party notes payable	120,000	60,000
Principal payments on notes payable	(5,530)	(2,095,171)
Net cash provided by financing activities	189,308	870,796

Net (decrease) increase in cash, cash equivalents, and restricted cash	(218,579)	491,982
Cash, cash equivalents, and restricted cash at beginning of period	1,250,368	765,151
Cash, cash equivalents, and restricted cash at end of period	$1,031,789	$1,257,133

Supplemental disclosure of cash flow activities:
Cash paid for interest	$48,249	$283,028

Supplemental disclosure of noncash financing and investing transactions
Decrease in preferred stock and increase in equity for amounts allocated to warrants issued with preferred stock	$-	$641,674
Decrease in accrued interest and increase in preferred stock for conversion of debentures	$-	$13,100
Decrease in debt and increase in preferred stock for conversion of debentures	$-	$1,339,900
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$205,980	$-

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Nine months ended September 30,
	2018	2017
Cash and cash equivalents	$412,448	$304,597
Restricted cash included in long-term assets	619,341	952,536
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,031,789	$1,257,133

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2018

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

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years.  Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and classified under current or long-term liabilities, depending upon estimated ship dates, on the Company’s consolidated balance sheets. These unearned revenues are being recognized as revenue in the periods during which the cobalt shipments take place. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 9, “Revenue Recognition” for further discussion.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is in the process of completing its assessment and anticipates that ASU 2016-02 will have a material impact on its consolidated balance sheets and will record significant asset and liability balances in connection with leased property. The Company estimates that an adjustment of approximately $800,000 will be made beginning in 2019, to both the assets and liabilities of the Company to recognize a lease related to real estate.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which was issued to improve uniformity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this guidance effective January 1, 2018, and it did not have any impact on the Company’s consolidated statements of cash flows.

The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 to include restricted cash balances from those periods.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently assessing the impact of this guidance on its consolidated financial statements.

(2)

Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses.  During the nine-month period ended September 30, 2018, the Company reported a net loss of $631,097, net of non-controlling interest, and net cash used in operating activities of $329,222. During the nine-month period ended September 30, 2017, the Company reported a net loss of $2,970,628, net of non-controlling interest, and net cash used in operating activities of $530,213.

During the nine months ended September 30, 2018, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services, and in particular, the pursuit of new business opportunities within those segments.

Additionally, the Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the depleted uranium facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier and the Company considers it a valuable asset.

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

(3)

Net Income Per Common Share - Basic and Diluted

For the nine months ended September 30, 2018, the Company had 27,805,000 stock options outstanding, 45,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the nine months ended September 30, 2017, the Company had 32,250,000 stock options outstanding, 45,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

(4)

Investment and Business Consolidation

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also each serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it gained the ability to exercise significant management control over the operations of RadQual.  Because of this increased management control, and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning August 10, 2017.

(5)

Inventories

Inventories consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$42,911	$42,911
Work in process	2,595,132	1,906,377
Finished goods	3,296	2,225
	$2,641,339	$1,951,513

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At September 30, 2018, and at December 31, 2017, this cobalt target inventory had a carrying value of $389,293 and $425,159, respectively.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers.  The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the nine months ended September 30, 2018, the Company recognized approximately $77,000 of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)

Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan in which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2018 and 2017, the Company issued 77,012 and 58,533 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $4,839 and $4,349, respectively.  As of September 30, 2018, 611,349 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan).  The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan.  At September 30, 2018, there were 33,392,485 shares available for issuance under the 2015 Plan.

Employee/Director Grants - The Company accounts for issuances of stock-based compensation to employees by recognizing, as compensation expense, the cost of employee services received in exchange for equity awards. The compensation expense is based on the grant date fair value of the award.  Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Option awards outstanding as of September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2017	32,250,000	$0.06
Granted	1,500,000	$0.08
Exercised	(5,500,000)	$0.04		$187,500
Expired	(400,000)	0.77
Forfeited	(45,000)	$0.06
Outstanding at September 30, 2018	27,805,000	$0.05	6.4	$332,500
Exercisable at September 30, 2018	19,541,000	$0.05	5.3	$332,500

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.06 per share on September 28, 2018, the last trading day of the quarter.

As of September 30, 2018, there was $159,318 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.03 years.

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

In April 2018, 2,000,000 non-qualified stock options were exercised for $70,000.  The options exercised were granted under the 2015 Plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

In July 2018, 2,500,000 qualified stock options were exercised under a cashless exercise. The Company withheld 1,346,154 shares to satisfy the exercise price and issued 1,153,846 shares of common stock. The options exercised were granted under a qualified plan, and accordingly, there is no income tax effect in the accompanying condensed consolidated financial statements.

In February 2018, the Compensation Committee granted an aggregate of 1,000,000 qualified stock options to an employee. The stock options were granted with an exercise price of $0.08 per share. The options vest one fifth per year beginning one year from the grant date and expire on February 19, 2028. The options had a fair value of $59,130 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 2.63% to 2.81%, expected dividend yield rate of 0%, expected volatility of 62.18% to 69.94% and an expected life between 5.5 and 7.5 years.

In June 2018, the Compensation Committee granted an aggregate of 500,000 qualified stock options to an employee. The stock options were granted with an exercise price of $0.09 per share. The options vest one fifth per year beginning one year from the grant date and expire on June 4, 2028. The options had a fair value of $20,635 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 2.78% to 2.89%, expected dividend yield rate of 0%, expected volatility of 63.23% to 69.04% and an expected life between 5.5 and 7.5 years.

Total stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $160,691 and $122,514, respectively.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 350,000 fully vested shares of common stock in February 2018 under the 2015 Plan.  The number of shares awarded was based on a $28,000 stock award using a price of $0.08 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share.  Compensation expense recorded pursuant to this stock grant was $16,786, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2018, which was $0.08 per share. The Company withheld 140,175 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2018 totaled 209,825 shares.

Warrants

Warrants outstanding at September 30, 2018, and changes during the nine months ended September 30, 2018, were as follows:

Warrants
Outstanding at December 31, 2017	45,090,000
Issued	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2018	45,090,000

Preferred Stock

At September 30, 2018, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares are also convertible into 425,000 shares of the Company’s common stock at a conversion price of $2.00 per share. These Series B Preferred Stock carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

In February 2017, the Company entered into subscription agreements with certain investors, including two of the Company’s directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of the Company’s common stock (the Class M Warrants), for gross proceeds of $3,433,000.  The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock will be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

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

In March 2017, the Company entered into an Amendment to its 8% Convertible Notes (the Amendment), pursuant to which the 8% Convertible Notes (the Notes) issued by the Company in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elected to convert their Notes into Series C Preferred Stock received a Class N Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  In May 2017, the Company completed the retirement of $1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock and Class N Warrants to purchase an aggregate of 2,925,000 shares of the Company’s common stock.

The Class N Warrants are immediately exercisable at an exercise price of $0.10 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

The Company allocated the proceeds to the Series C Preferred Stock and Class N Warrants based on their relative fair value, which resulted in $675,947 being allocated to the Series C Preferred Stock and $104,053 being allocated to the Class N Warrants. The value allocated to the Class N Warrants was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants.

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

(7) Debt

In December 2013, the Company entered into a promissory note agreement with the former Chairman of the Board and a major shareholder pursuant to which the Company borrowed $500,000.  The note is unsecured and bears interest at 6% per annum and was originally due September 30, 2014. At any time, the lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of the Company’s common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable, to purchase shares of the Company’s common stock at $0.06 per share.  In December 2016, the note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. At September 30, 2018, the balance of the promissory note was $500,000 and accrued interest payable on the note was $144,234.  Interest expense recorded for the nine-month period ended September 30, 2018, was $22,500.

In March 2016, the Company entered into a note payable for the purchase of a vehicle.  The principal amount financed was $47,513.  The term of the note is six years and carries an interest rate of 6.66%.  Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, the Company borrowed $60,000 from its Chairman of the Board pursuant to a short-term promissory note. The note accrues interest at 5% per year, which is payable upon maturity of the note, and at September 30, 2018, the amount of accrued interest on the note was $3,367.  The note is unsecured and originally matured on June 30, 2018.  Pursuant to an amendment to the promissory note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged.

On April 9, 2018, the Company borrowed $120,000 from its Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note.  The note accrues interest at 6% per year, which is payable upon maturity of the note.  The note is unsecured and originally matured on August 1, 2018. At any time, the holders of the note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days.  Pursuant to an amendment to the promissory note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged.  At September 30, 2018, accrued interest on the note totaled $3,420.

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

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has an agreement in place with several companies for distributing the products. The radiochemical product sold by the Company is supplied to the Company through agreements with several suppliers. A loss of any of these customers or suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the U.S. Nuclear Regulatory Commission (NRC) and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account in the amount of $619,341.

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

(9)  Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$464,206	$7,528	$471,734	18%	$605,507	$-	$605,507	32%
Cobalt Products	315,136	789,326	1,104,462	41%	116,750	-	116,750	6%
Nuclear Medicine Products	957,632	-	957,632	36%	808,148	-	808,148	43%
Radiological Services	146,932	-	146,932	5%	293,923	76,373	370,296	19%
Fluorine Products	-	-	-	0%	-	-	-	0%
	$1,883,906	$796,854	$2,680,760	100%	$1,824,328	$76,373	$1,900,701	100%

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,538,168	$119,451	$1,657,619	22%	$1,630,273	$147,631	$1,777,903	32%
Cobalt Products	967,682	789,326	1,757,008	12%	420,816	-	420,816	8%
Nuclear Medicine Products	2,903,414	19,005	2,922,419	39%	2,451,252	-	2,451,252	44%
Radiological Services	397,279	1,139,767	1,537,046	27%	785,378	85,383	870,762	16%
Fluorine Products	-	-	-	0%	-	-	-	0%
	$5,806,543	$2,067,549	$7,874,092	100%	$5,287,719	$233,014	$5,520,733	100%

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

Invoiced.

•

Shipped from the Company’s facilities (“FOB shipping point”, which is the Company’s standard shipping term). For these sales, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped.

In the radiological services segment, the Company performs services under multiple types of contracts.  In this segment, the Company processes gemstones and recovers various types of radioactive and/or hazardous materials from third-party facilities. Contracts for gemstone processing include two performance obligations and revenue for these contracts is recognized when each obligation is met. Recovery projects typically have only one performance obligation which is delivery of the final product or service.  Under these contracts, the Company recognizes revenue once the work is complete and the customer has obtained substantially all of the benefits from the services, and the performance obligations under the contract have been met. Some recovery contracts have milestones at which point the Company can invoice and receive payments from the customer.  With these contracts, the company considers each milestone a performance obligation and records revenue at the time each milestone is completed, and the customer has inspected and accepted the results of the services. The Company’s standard payment terms for its customers are generally 30 days after the Company satisfies the performance obligations.

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year.  Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years.  Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2018, the Company reported current unearned cobalt products revenue of $3,472,190 and non-current unearned revenue of $7,500.  For the period ended December 31, 2017, the Company reported current unearned revenue of $2,688,128 and non-current unearned revenue of $688,980.  These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2018, and December 31, 2017, accounts receivable totaled $1,223,616 and $635,026, respectively.  For the nine months ended September 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

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

Prior period results for the affected segments have been retrospectively revised to reflect this change. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$471,734	$605,507	$1,657,619	$1,777,903
Cobalt Products	1,104,462	116,750	1,757,008	420,816
Nuclear Medicine Standards	957,632	808,148	2,922,419	2,451,252
Radiological Services	146,932	370,296	1,537,046	870,762
Fluorine Products	-	-	-	-
Total Segments	2,680,760	1,900,701	7,874,092	5,520,733
Corporate revenue	-	-	-	-
Total Consolidated	$2,680,760	$1,900,701	$7,874,092	$5,520,733

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$7,507	$1,875	$18,567	$5,093
Cobalt Products	1,021	8,468	5,817	27,322
Nuclear Medicine Standards	16,184	3,066	50,652	7,554
Radiological Services	11,290	12,176	35,247	37,181
Fluorine Products	28,423	28,491	85,243	85,337
Total Segments	64,425	54,076	195,526	162,487
Corporate depreciation and amortization	2,396	1,197	7,381	3,649
Total Consolidated	$66,821	$55,273	$202,907	$166,136

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$53,101	$113,906	$196,658	$339,059
Cobalt Products	238,182	66,229	516,087	221,224
Nuclear Medicine Standards	164,759	124,876	553,995	504,510
Radiological Services	27,020	135,660	593,473	331,942
Fluorine Products	(29,865)	(37,135)	(92,777)	(178,170)
Total Segments	453,197	403,536	1,767,436	1,218,565
Corporate loss	(786,419)	(1,985,701)	(2,398,533)	(4,189,193)
Net Income	$(333,222)	$(1,582,165)	$(631,097)	$(2,970,628)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Radiochemical Products	$15,120	$3,190	$54,475	$3,190
Cobalt Products	-	-	-	-
Nuclear Medicine Standards	569	-	22,630	-
Radiological Services	-	3,436	-	13,277
Fluorine Products	-	2,010	1,560	12,213
Total Segments	15,689	8,636	78,665	28,680
Corporate purchases	-	9,706	-	9,706
Total Consolidated	$15,689	$18,342	$78,665	$38,386

	September 30,	December 31,
Segment Assets	2018	2017 (as adjusted)
Radiochemical Products	$302,919	$282,971
Cobalt Products	2,923,327	1,813,356
Nuclear Medicine Standards	2,157,766	2,214,061
Radiological Services	163,647	198,437
Fluorine Products	5,618,476	5,702,159
Total Segments	11,166,135	10,210,984
Corporate assets	1,730,628	1,794,310
Total Consolidated	$12,896,763	$12,005,294

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

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries and joint venture, TI Services, LLC, and RadQual, LLC (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research and clinical applications. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in, and have management control of, RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices, with which we have an exclusive manufacturing agreement.

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

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that can provide all these unique services. There has been a significant increase in regulation by the Nuclear Regulatory Commission (NRC) in recent years that has created a significant barrier to new entrants into this market.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018.  During the nine months ended September 30, 2018, the Company adopted the provisions of ASU 2014-09, which resulted in a change to critical accounting policy with respect to revenue recognition.  See Note 1 and Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue for the three months ended September 30, 2018 was $2,680,760 as compared to $1,900,701 for the same period in 2017, an overall increase of $780,059, or approximately 41%. This increase in revenue was largely the result of revenue increases in our cobalt products and nuclear medicine standards segments, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2018 and 2017:

	For the three-months ended September 30,	For the three-months ended September 30,
Sale of Product	2018	2017	$ change	% change
Radiochemical Products	$471,734	$605,507	$(133,773)	-22%
Cobalt Products	1,104,462	116,750	987,712	846%
Nuclear Medicine Standards	957,632	808,148	149,484	18%
Radiological Services	146,932	370,296	(223,364)	-60%
Fluorine Products	-	-	-	0%
Total Consolidated	$2,680,760	$1,900,701	$780,059	41%

Cost of sales increased to $1,669,107 for the three months ended September 30, 2018 from $1,054,186 for the same period in 2017.  This is an increase of $614,921, or approximately 58%. The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in two of our five business segments, particularly cobalt products.  Cost of sales in this segment increased to $796,365 for the three months ended September 30, 2018, from $14,399 for the same period in 2017. Gross profit for the three months ended September 30, 2018 was $1,011,653, compared to $846,515 for the same period in 2017. This represents an increase in gross profit of $165,138, or approximately 20%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2018 and 2017:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2018	2018	2017	2017
Total Sales	$2,680,760		$1,900,701
Cost of Sales
Radiochemical Products	$349,012	13%	$436,021	23%
Cobalt Products	796,365	30%	14,399	1%
Nuclear Medicine Standards	456,709	17%	444,345	23%
Radiological Services	67,021	3%	159,421	8%
Fluorine Products	-	-	-	-
Total Segments	1,669,107	63%	1,054,186	55%

Gross Profit	$1,011,653		$846,515
Gross Profit %	38%		45%

Operating expense decreased approximately 15% to $1,186,945 for the three months ended September 30, 2018, from $1,388,813 for the same period in 2017.  This decrease of $201,868, is primarily due to an approximate 29% decrease in General, Administrative and Consulting costs combined with an approximate 32% increase in Research and Development costs. The decrease in General, Administrative and Consulting costs is a result of decreased legal and licensing costs incurred during the three months ended September 30, 2018, as compared to the same period in 2017. The decrease in legal costs is the result of the conclusion of arbitration proceedings in 2017. Research and Development costs increased to $86,710, for the three months ended September 30, 2018, as compared to $65,911, for the same period in 2017. This is an increase of $20,799, or approximately 32% and is primarily the result of an increase in expenditures for product development in several of our business segments for the three months ended September 30, 2018, as compared to the same period in 2017. In addition, non-cash stock based compensation expense recorded for the three months ended September 30, 2018, was $35,558 and for the same period in 2017, non-cash stock based compensation was $105,695. This is a decrease of $70,137, or approximately 66%, and is primarily the result of a decrease in non-cash compensation expense recorded due to a decrease in the number of options outstanding, in the three-month period-to-period comparison. Non-cash equity compensation is calculated based on unexercised and outstanding stock options, warrants, and other equity-based instruments.  As these instruments become fully vested, are exercised or expire the related non-cash compensation expense will decrease. At September 30, 2018, there were 27,805,000 option awards outstanding of which 19,541,000 were vested.

The following table presents a comparison of total operating expense for the three months ended September 30, 2018 and 2017:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2018	2017	% change	$ change
Salaries and Contract Labor	$556,432	$559,296	-1%	$(2,864)
General, Administrative and Consulting	543,803	763,606	-29%	(219,803)
Research and Development	86,710	65,911	32%	20,799
Total operating expenses	$1,186,945	$1,388,813	-15%	$(201,868)

Interest expense for the three months ended September 30, 2018 was $125,789, compared to $113,765 for the same period in 2017. This is an increase of $12,024, or approximately 11%.  Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock).  As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017.  For the three months ended September 30, 2018, we accrued dividends payable of $66,451, which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. In April 2018, we borrowed $120,000 from our Chief Executive Officer and our Chairman of the Board.  Interest recorded for the three months ended September 30, 2018 was $1,800 whereas there was no similar interest expense for the same period in 2017.  Interest was also paid on a loan for a vehicle purchased in May 2016.

Additionally, in September 2017, we recorded a loss on investment in the amount of $946,844 as a result of the change in ownership of RadQual as discussed above. Prior to the ownership change, we reported our investment in RadQual on the equity basis and recorded the investment in RadQual as an asset on our consolidated balance sheets.  In August 2017, when we began reporting RadQual on a consolidated basis, we adjusted the carrying value of the investment to fair value and recorded the loss on investment.  There was no similar loss recorded for the three months ended September 30, 2018.

Our net loss for the three months ended September 30, 2018, was $333,222, compared to a net loss of $1,582,165, for the same period in 2017.  This is a decrease in net loss of $1,248,943 and is the result of our increased gross profit and our decrease in operating expense for the three months ended September 30, 2018 as compared to the same period in 2017.

Radiochemical Products.  Revenue from the sale of radiochemical products for the three months ended September 30, 2018 was $471,734, compared to $605,507 for the same period in 2017.  This is a decrease of $133,773, or approximately 22%. The decrease is primarily the result of reductions in supply caused by limited production capability of our new supplier for radiochemical material.

Gross profit of radiochemical products for the three months ended September 30, 2018 was $122,722, compared to $169,487, for the same period in 2017, and gross profit percentages were approximately 26% and 28% for the three months ended September 30, 2018 and 2017, respectively. Cost of sales for radiochemical products decreased to $349,012 for the three months ended September 30, 2018, as compared to $436,019 for the same period in 2017.  This is a decrease of $87,007, or approximately 20%, and was primarily the result of decreased sales of product and decreased costs of raw material purchased in this segment in the three-month comparison. Operating expense for this segment increased to $69,621 for the three months ended September 30, 2018, compared to $55,581 for the same period in 2017. This increase in operating expense of $14,040, or approximately 25%, is primarily due to increased costs for labor, depreciation expense, and interest expense for the three-month period ended September 30, 2018, as compared to the same period in 2017.  This segment reported net income of $53,101 for the three months ended September 30, 2018, as compared to net income of $113,906 for the same period in 2017.  The decrease in net income of $60,805 or approximately 53%, is primarily the result of the decrease in sales as discussed above.

Cobalt Products.  Revenue from the sale of cobalt products for the three months ended September 30, 2018 was $1,104,462, compared to $116,750, for the same period in 2017. This represents an increase of $987,712, or approximately 846%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR).  Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material, and during the three months ended September 30, 2018, we were able to manufacture products for customers using this material. In addition, we have begun to supply cobalt to customers who previously paid for the material under supply agreements entered into with us in 2015.  The pre-payments for the material have been recorded as unearned revenue on our consolidated balance sheets. As we have supplied this material to our customers we have recognized the sales on our statement of operations.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets.  It takes approximately two to three years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers beginning in early 2019 and every year thereafter through at least 2024.  As mentioned above, we are continuing to purchase some bulk cobalt from another supplier which will allow us to complete additional source manufacturing sales during the remainder of 2018 in advance of the cobalt that is being produced in the ATR.

As of September 30, 2018, we continued to hold many in-progress old design cobalt targets at the ATR. We believe that many of the older design targets we hold at the ATR, and that we report as inventory, still hold significant market value in excess of their current carrying values and we have concluded that no impairment existed at that time.  We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate.

During 2015, we entered into cobalt-60 supply agreements with several customers.  The terms of the agreements required pre-payments to secure cobalt material in future years.  Those prepayments were recorded as unearned revenue on our consolidated balance sheet. During the three months ended September 30, 2018, we began supplying material to some customers and have accordingly recognized approximately $77,000 of revenue as a result of these deliveries.

Gross profit for cobalt products for the three months ended September 30, 2018 was $308,096 compared to $102,351 for the same period in 2017. This is an increase of $205,745, or approximately 201% and is primarily attributable to our increase in source manufacturing for the three months ended September 30, 2018, as compared to the same period in 2017. Our gross profit percentages were approximately 28% and 88% for the three-month periods ended September 30, 2018 and 2017, respectively. The decrease in the gross profit percentage for the three months ended September 30, 2018 is primarily due to increased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $69,914 for the three months ended September 30, 2018, from $36,121 for the same period in 2017. This is an increase of $33,793, or approximately 94%, which was largely due to wage expense reported in this segment. Our net income for cobalt products was $238,182 for the three months ended September 30, 2018, as compared to a net income of $66,229 for the same period in 2017. The increase in net income of $171,953, or approximately 260%, was attributable to the increased sales of cobalt products during the quarter.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the three months ended September 30, 2018 was $957,632 compared to $808,148 for the same period in 2017. This represents an increase in revenue of $149,484, or approximately 18%.  As discussed above, due to a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated.

We anticipate that our sales through RadQual will remain strong and that, because of the new RadQual member ownership, we will have significant future opportunities to work on new product development and to further expand our international sales. Additionally, we have continued to work with TI Services on marketing strategies to boost customer service and sales of some unique nuclear medicine and pharmacy products.

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2018 was $456,709, as compared to $444,346 for the same period in 2017. The increase in cost of sales in the period-to-period comparison of $12,363, or approximately 3%, is due to an increase in material purchases and scrap reported in the manufacturing process for the three-month period ended September 30, 2018 as compared to the same period in 2017.  Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2018 was $500,923 compared to $363,802 for the same period in 2017.  This is an increase in gross profit of $137,121, or approximately 38%. The increase in gross profit in the period-to-period comparison is primarily the result of the increased sales.

Operating expense for this segment for the three months ended September 30, 2018 increased to $351,162, from $243,070 for the same period in 2017. This is an increase of $108,092, or approximately 45%, and includes consolidated net operating expense reported for RadQual of $132,221 and non-controlling member interest expense of $42,006, for the three months ended September 30, 2018, as compared to $95,926 of net operating expense and no non-controlling member interest expense for the same period in 2017. Additionally, we reported approximately $13,000 of depreciation and amortization expense as a result of the consolidated reporting for the three months ended September 30, 2018, whereas we had no similar expense for the same period in 2017. Net income for this segment for the three months ended September 30, 2018 was $164,759, compared to $124,876 for the same period in 2017.  This is an increase in net income of $39,883, or approximately 32% and is the result of the increase in sales revenue and gross profit reported for the three months ended September 30, 2018, as compared to the same period in 2017.

Radiological Services.  Revenue from all radiological services for the three months ended September 30, 2018 was $146,932, compared to $370,296, as adjusted, for the same period in 2017, a decrease of $223,364 or approximately 60%.

The majority of our revenue in this segment is generated by the performance of activities in connection with contracts for the Department of Energy (DOE) and the International Atomic Energy Agency (IAEA).  The decrease in the revenue for the period comparison is the result of the random   nature of the work performed by us for these agencies. These contracts are historically awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in radiological services revenue. Beginning in January 2018, we eliminated transportation services as a separate reporting segment and have combined these activities within the radiological services segment.  For comparative purposes prior period reporting has been retrospectively adjusted.

The work performed for the DOE and the IAEA includes services to support recovery of disused sources and installation or removal of certain devices.  Based on the number of orphan sources identified both in the U.S. and internationally that will need to be recovered and disposed of, we expect this source removal and installation work to continue at least through 2019. During October 2018, we were awarded over one dozen new field service contracts that will be completed during 2018 and early 2019. We expect that there will be additional DOE and IAEA work forthcoming as well.

Gross profit for this segment for the three months ended September 30, 2018 was $79,911, compared to $210,875, as adjusted, reported for the same period in 2017. The decrease in gross profit of $130,964, or approximately 62%, is the result of the decrease in services contracts completed and reported in this segment for the three months ended September 30, 2018, as compared to the same period in 2017. Operating expense for the three months ended September 30, 2018 was $52,891, as compared to $75,214, as adjusted, reported for the same period in 2017. This decrease of $22,323, or approximately 30%, is the result of a decrease in direct costs in performing field services activities. Net income for this segment for the three months ended September 30, 2018 was $27,020, compared to $135,660, as adjusted, for the same period in 2017.  This is a decrease in net income of $108,640, or approximately 80% and is the result of the decrease in revenue reported for the three months ended September 30, 2018, as compared to the same period in 2017.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the three months ended September 30, 2018, or for the same period in 2017. During the three months ended September 30, 2018, we incurred $29,865 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $37,135 for the same three-month period in 2017. The decrease of $7,270, or approximately 20% is the result of decreased consulting costs recorded in the period-to-period comparison.

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. Our FEP patents offer a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. From 2004 to 2012, we used a pilot facility to develop production processes for various high-purity products and to test methods of scaling up the size of FEP production in support of the planned de-conversion facility in Lea County, New Mexico.  In 2012, we completed our testing of individual components and analytical processes and in 2013 we closed the pilot plant facility. Also, in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until we are able to secure additional de-conversion services contracts. Until such time that work resumes on the project we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.  We believe that our investment made in the FEP process and the de-conversion facility and the NRC operating license that we hold provide us with a valuable asset that holds significant future opportunity.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue for the nine-month period ended September 30, 2018 was $7,874,092, as compared to $5,520,733 for the same period in 2017, an increase of $2,353,359, or approximately 43%.  The performance of all our business segments for the nine-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2018 and September 30, 2017:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2018	2017	$ change	% change
Radiochemical Products	$1,657,619	$1,777,903	$(120,284)	-7%
Cobalt Products	1,757,008	420,816	1,336,192	318%
Nuclear Medicine Standards	2,922,419	2,451,252	471,167	19%
Radiological Services	1,537,046	870,762	666,284	77%
Fluorine Products	-	-	-	0%
Total Consolidated	$7,874,092	$5,520,733	$2,353,359	43%

Gross profit for the nine-month period ended September 30, 2018 was $3,399,013, compared to $2,351,525, for the same period in 2017.  This represents an increase of $1,047,488, or approximately 45%.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2018 and 2017:

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2018	2018	2017	2017
Total Sales	$7,874,092		$5,520,733
Cost of Sales
Radiochemical Products	$1,280,064	16%	$1,290,185	23%
Cobalt Products	1,059,608	13%	74,898	1%
Nuclear Medicine Standards	1,386,818	18%	1,458,261	26%
Radiological Services	748,589	10%	345,864	6%
Fluorine Products	-	0%	-	0%
Total Segments	4,475,079	57%	3,169,208	56%

Gross Profit	$3,399,013		$2,351,525
Gross Profit %	43%		43%

Operating expenses were $3,624,094 for the nine-month period ended September 30, 2018, compared to $4,049,394 for the same period in 2017.  This represents a decrease of $425,300, or approximately 11%. This decrease in operating expense is largely due to decreases in interest expense, licensing, and legal costs incurred during the nine months ended September 30, 2018 as compared to the same nine-month period in 2017. The decrease in legal expense is discussed in more detail below. Salaries and contract labor expense increased by $146,867, or approximately 10%, as a result of increased staffing and salary and wage increases made during the nine months ended September 30, 2018 as compared to the same period in 2017. General administrative expense decreased to $1,659,551 for the nine months ending September 30, 2018 from $2,241,749 for the same period in 2017.  This is a decrease of $582,198, or approximately 26% and is the result of the decrease in interest expense, licensing, and legal costs during the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease in legal costs is the result of the conclusion of arbitration proceedings late in 2017 with no similar expense for the nine months ended September 30, 2018.  Additionally, during the nine-month period ended September 30, 2017, we incurred facility licensing costs with no similar costs for the same period in 2018.

Research and development expense increased slightly to $277,594 for the nine-month period ended September 30, 2018, from $267,563 for the same period in 2017. This is an increase of $10,031 or approximately 4%.

The following table shows total operating expenses for the nine-month period ended September 30, 2018 and 2017:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2018	2017	% change	$ change
Salaries and Contract Labor	$1,686,949	$1,540,082	10%	$146,867
General, Administrative and Consulting	1,659,551	2,241,749	-26%	(582,198)
Research and Development	277,594	267,563	4%	10,031
Total operating expenses	$3,624,094	$4,049,394	-11%	$(425,300)

Interest expense for the nine months ended September 30, 2018 was $347,705, compared to $391,524 for the same period in 2017. This is a decrease of $43,819, or approximately 11%.  Interest expense reported for the nine-month period ended September 30, 2017, includes interest accrued and paid to holders of our convertible debt which was issued in July 2012 and which matured in July 2017. Interest expense related to the convertible debt was allocated over the life of the notes to general operations and to research and development based on the use of the funding proceeds. Interest expense also includes dividends accrued on our Series C Preferred Stock.  As discussed below, we issued Series C Preferred Stock in February and May 2017.  For the nine months ended September 30, 2018, we accrued dividends payable of $190,551 which have been recorded as interest expense.  Additionally, non-cash interest expense in the amount of $96,251 was recorded for this same period for the issuance of warrants related to the preferred stock issuances.  Interest was also paid on a loan for a vehicle purchased in May 2016.

During the nine-month period ended September 30, 2017, we recorded a loss on investment in the amount of $946,844 as a result of the change in ownership of RadQual. Prior to the ownership change, we reported our investment in RadQual on the equity basis and recorded the investment in RadQual as an asset on our consolidated balance sheets.  In August 2017, when we began reporting RadQual on a consolidated basis, we adjusted the carrying value of the investment to fair value and recorded the loss on investment.  There was no similar loss recorded for the nine months ended September 30, 2018.

Our net loss for the nine-month period ended September 30, 2018, was $631,097 as compared to $2,970,628 for the same period in 2017.  This is a decrease in net loss of $2,339,531 or approximately 79%. This decrease in net loss was largely due to not reporting a loss on investment during the nine-month period ended September 30, 2018, whereas during the same period in 2017 we recorded a $946,844 loss as discussed above. We also reported increased revenue and decreased operating expense for the nine months ended September 30, 2018, as compared to the same period in 2017.

Radiochemical Products.  Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2018 was $1,657,619 compared to $1,777,903 for the same period in 2017.  This is a decrease of $120,284, or approximately 7%. The decrease is primarily the result of reductions in supply caused by limited production capability of our new supplier for radiochemical material.

Cost of sales was $1,280,064 for the nine-month period ended September 30, 2018, and $1,290,184 for the same period in 2017.  This is a decrease of $10,120, or approximately 1% and is the result of the slight decrease in sales with an additional increase in material cost. The increase in material cost was due to an interruption in the production operations of one of our major isotope suppliers early in 2018 requiring us to procure material from an alternate supplier at a higher cost.  We have been able to secure material from a new domestic producer and expect to see a decrease in production costs as well as an increase in reliability of supply for the remainder of this year and into 2019.

Gross profit percentages for our radiochemical products for the nine months ended September 30, 2018 and 2017 were approximately 23% and 27%, respectively.  The slight drop in gross profit was the direct result of the decrease in sales for the nine months ended September 30, 2018 as compared to the same period in 2017. Operating expense for this segment for the nine-month period ended September 30, 2018 was $180,897, compared to $148,661 for the same period in 2017. This is an increase of $32,236, or approximately 22%, and is primarily due to increased wages, consulting expense and an increase in depreciation expense related to software purchases. Net income for this segment decreased to $196,658 for the nine-month period ended September 30, 2018, from $339,059 for the same period in 2017.  This decrease of $142,401, or approximately 42%, is due to the interruption of material supply from our normal supplier, the increased cost of sales due to using an alternate supplier and increased operating expense reported in this segment for the nine months ended September 30, 2018, as compared to the same period in 2017.

Cobalt Products.  Revenue from the sale of cobalt products for the nine-month period ended September 30, 2018 was $1,757,008, compared to $420,816 for the same period in 2017. This is an increase of $1,336,192, or approximately 318%, and is the result of increased sealed source manufacturing and sales.  Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s ATR.  Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material and during the nine months ended September 30, 2018, we were able to resume manufacturing products for customers using this material.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of a newly designed cobalt target and, as a result of this activity, we anticipate having high specific activity cobalt available to our customers beginning in early 2019 and every year thereafter through at least 2024. In the meantime, we are continuing to purchase some bulk cobalt from another supplier which will allow us to complete additional source manufacturing sales during the remainder of 2018 in advance of the cobalt that is being produced in the ATR.

During 2015, we entered into cobalt-60 supply agreements with several customers.  The terms of the agreements required pre-payments to secure cobalt material in future years.  Those prepayments were recorded as unearned revenue on our consolidated balance sheets. During the nine months ended September 30, 2018, we began supplying material to some customers and have accordingly recognized approximately $77,000 of revenue as a result of these deliveries.

Gross profit for cobalt products for the nine-month period ended September 30, 2018 was $697,400, as compared to $345,918 for the same period in 2017. The increase in gross profit is the result of the significant increase in sales in the period-to-period comparison.  Operating expense in this segment increased to $181,313, for the nine-month period ended September 30, 2018, from $124,694 for the same period in 2017. This is an increase of $56,619 or approximately 45% and is largely due to increased wage expense reported.  Net income for the nine months ended September 30, 2018 was $516,087, compared to $221,224 for the same period in 2017. This increase in net income of $294,863, or approximately 133%, is the direct result of the increased revenue in this business segment for the period ended September 30, 2018, as compared to the same period in 2017.

Nuclear Medicine Standards.  Revenue from nuclear medicine products for the nine-month period ended September 30, 2018 was $2,922,419 compared to $2,451,252 for the same period in 2017.  This represents an increase in revenue attributable to this segment of $471,167, or approximately 19%, and is the result of our consolidated reporting of both RadQual and TI Services, and collaboration with both entities with regard to marketing strategies for our nuclear medicine products.

Due to a change in the member ownership of RadQual in August 2017, we began reporting our investment in RadQual on a consolidated basis. As a result, revenue in this segment includes all sales of RadQual and sales of TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology, and PET imaging. All intercompany sales for the consolidated period have been eliminated.

Gross profit for the nine-month period ended September 30, 2018 was $1,535,601, as compared to $992,991 for the same period in 2017, an increase of $542,610, or approximately 55%.  Operating expense for this segment for the nine-month period ended September 30, 2018 increased to $1,002,314, from $492,625 for the same period in 2017.  This is an increase of $509,689 or approximately 104% and includes consolidated net operating expense reported for RadQual of $370,342 and non-controlling member interest expense of $126,334, for the nine months ended September 30, 2018, whereas the consolidated operating expense recorded for RadQual was $95,926 and non-controlling member interest was recorded at a $15,560 loss, for the nine months ended September 30, 2017. Net income for this segment for the nine-month period ended September 30, 2018, increased to $553,995, or approximately 10%, from $504,510 for the same nine-month period in 2017.

Radiological Services.  The radiological services segment reported revenue of $1,537,046 for the nine-month period ended September 30, 2018 compared to $870,762, as adjusted, for the same period in 2017. This is an increase of $666,284, or approximately 77%.  Beginning in January 2018, we eliminated transportation services as a separate reporting segment and have combined these activities within the radiological services segment.  For comparative purposes, radiological services revenue for 2017 has been adjusted to include 2017 transportation activity.

As mentioned previously, the majority of our radiological services revenue is generated by the performance of activities in connection with the DOE and IAEA which are awarded on a periodic basis. The majority of increased revenue during the nine-month of 2018 compared to 2017 was due to an increase in the amount of contract awards made by DOE and IAEA for those services.  We have continued to secure several new contracts with the DOE that will be completed during the upcoming months and we expect that there will be additional similar work forthcoming in 2019.

Gross profit was $788,456 for this segment for the nine months ended September 30, 2018, and $524,897, as adjusted, for the same period in 2017. This is an increase in gross profit of $263,559, or approximately 50% and is the result of increased revenue reported in this business segment. Operating costs were $194,984 and $192,955, as adjusted, for the nine months ended September 30, 2018 and 2017, respectively. The increase in operating expense of $2,029, or approximately 1%, is due to increased labor costs and increased insurance and depreciation cost reported in the period-to-period comparison.  Net income for the nine-month period ending September 30, 2018, was $593,473, as compared to $331,942 as adjusted, for the same period in 2017.

Fluorine Products.  There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2018 or for the same period in 2017.  During the nine months ended September 30, 2018, we incurred $92,777 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $178,170 for the same nine-month period in 2017.  The decrease of $85,393, or approximately 48% is the result of decreased interest expense and consulting costs reported in the period-to-period comparison.

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP.  We will continue to limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials. We believe that our investment made in the FEP process and the de-conversion facility and the NRC operating license that we hold provide us with a valuable asset that holds significant future opportunity for the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had cash and cash equivalents of $412,448 as compared to $409,338 at December 31, 2017.  This is an increase of $3,110 or approximately 1%.  For the nine months ended September 30, 2018, net cash used in operating activities was $329,222, and for the nine months ended September 30, 2017, net cash used in operating activities was $530,213. The decrease in cash used in operating activities in the period-to-period comparison is the result of increased inventory reported as well as an increase in accounts receivable.

Inventories at September 30, 2018 totaled $2,641,339, and inventories at December 31, 2017 totaled $1,951,513.  A significant amount of our inventory consists of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho.  At September 30, 2018, this raw material inventory accounted for approximately 87% of our work-in-process inventory. At December 31, 2017, this work-in-process raw material inventory accounted for approximately 92% of our work in process inventory.  We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company.  As of September 30, 2018, we determined that no impairment of this raw material inventory was necessary.

Cash used in investing activities was $78,665 for the nine months ended September 30, 2018, and cash provided by investing activities was $151,399 for the same period in 2017. The cash used for the nine months ended September 30, 2018 was for the purchase of equipment. Cash provided by investing activities for the nine months ended September 30, 2017 was the combined result of cash used for equipment purchases and cash provided through our consolidated reporting and dividends received from our prior equity investment.

Financing activities provided cash of $189,308, during the nine months ended September 30, 2018, and cash provided by financing activities for the same period in 2017 was $870,796. During the nine months ended September 30, 2017, we received cash proceeds of $2,860,000 from the issuance of Series C Preferred Stock and Class M Warrants in a private placement transaction whereas we reported no similar proceeds during the same period in 2018. In April 2018 we borrowed $120,000 from our Chief Executive Officer and our Chairman of the Board pursuant to a short-term promissory note.  The note accrues interest at 6% per year, which is payable upon maturity of the note.  The note is unsecured and originally matured on August 1, 2018. At any time, the holders of the note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days. Additionally, during the nine months ended September 30, 2018, we received $4,839 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $4,349 for the same period in 2017.

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

Additionally, in March 2017, we entered into an Amendment to the 8% Convertible Notes (the Amendment), pursuant to which the Notes in July 2012 were amended to give noteholders certain additional rights.  Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of Series C Preferred Stock at a conversion price of $1,000 per share prior to May 12, 2017.  Holders that elected to convert their Notes into Series C Preferred Stock received a Class N Warrant to purchase up to 3,750 shares of the Company’s common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each Warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock.  On May 12, 2017, the Company completed the retirement of $1,835,000 of the Notes in early cash redemptions, and $780,000 of the Notes were converted into an aggregate of 780 shares of Series C Preferred Stock and Class N Warrants to purchase an aggregate of 2,925,000 shares of the Company’s common stock. The Class N Warrants are immediately exercisable at an exercise price of $0.10 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

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

Total decrease in cash for the nine-month period ended September 30, 2018, was $218,579 compared to a cash increase of $491,982 for the same period in 2017.

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

At September 30, 2018, there were 45,090,000 outstanding warrants to purchase our common stock.  Included in this number are 25,000,000 Class L Warrants issued September 30, 2014, with an exercise price of $0.06 per share and an expiration date of December 23, 2018; 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

On December 23, 2013, we entered into a promissory note agreement with our former Chairman of the Board and one of our major shareholders (the Lenders), pursuant to which we borrowed $500,000 from the Lenders.  The loan bears interest at 6% per annum and was originally due September 30, 2014. At any time, the Lenders may elect to have any or all of the principal plus accrued interest under the promissory note repaid in the form of our common stock at a price per share determined based upon the average closing price of our common stock for the 20 days preceding the maturity or prepayment date.  In connection with the promissory note, each of the Lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share.  The warrants are immediately exercisable. Pursuant to an amendment to the promissory note on June 30, 2014, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants, which are immediately exercisable. In December 2016, the note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged.  At September 30, 2018, the balance of the promissory note was $500,000 and accrued interest on the note was $144,234.  Interest expense recorded for the nine-month period ended September 30, 2018, was $22,500.

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

In April 2018, we borrowed $120,000 from our Chief Executive Officer and our Chairman of the Board pursuant to a short-term promissory note, initially due August 1, 2018.  The note is unsecured and accrues interest at 6% per year, which is payable upon maturity of the note. On June 29, 2018, the note was modified and the due date was extended to March 31, 2019, with all other terms of the note remaining unchanged.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2018, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1†

International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2018).

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

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

*   Filed herewith.

** Furnished herewith.

† Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer