Form 10-K/A
period 2018-12-31
INTERNATIONAL ISOTOPES INC
filed 2019-03-22
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for International Isotopes Inc. (the “Company”) for the year ended December 31, 2018, originally filed on March 19, 2019 (the “Original Report”). The Company is filing this Amendment solely to amend the audit report of Haynie & Company, which was inadvertently omitted from the Original Report due to an electronic submission error.

This Amendment includes all items and exhibits originally filed in the Original Report, as well as the omitted audit report of Haynie & Company, for the convenience of the reader.  Other than as set forth in this explanatory note, no other items in the Original Report are being revised by this Amendment.

INTERNATIONAL ISOTOPES INC.

FORM 10-K

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

Date: March 22, 2019

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