Form 10-Q
period 2019-03-31
INTERNATIONAL ISOTOPES INC
filed 2019-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 6, 2019, the number of shares of common stock, $.01 par value, outstanding was 419,574,105.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class	Trading Symbol	Name of Each Exchange on Which Registered
None	Not Applicable	Not Applicable

2

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended March 31, 2019

Part I. Financial Information

     Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash and cash equivalents	$398,604	$828,039
Accounts receivable	1,356,924	820,370
Inventories	3,086,126	2,765,729
Prepaids and other current assets	287,245	315,042
Total current assets	5,128,899	4,729,180

Long-term assets
Restricted cash	625,845	622,428
Property, plant and equipment, net	1,885,914	1,906,182
Operating lease right-of-use asset	782,449	—
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,308,398	4,348,031
Total long-term assets	8,986,861	8,260,896
Total assets	$14,115,760	$12,990,076

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,519,770	$2,285,165
Accrued liabilities	721,711	939,918
Current portion of unearned revenue	3,736,310	3,783,541
Current portion of operating lease right-of-use liability	97,580	—
Current portion of related party notes payable	180,000	180,000
Current installments of notes payable	8,091	7,956
Total current liabilities	7,263,462	7,196,580

Long-term liabilities
Obligation for lease disposal costs	517,355	507,968
Unearned revenue, net of current portion	7,500	7,500
Related party notes payable, net of current portion and debt discount	453,061	446,356
Notes payable, net of current portion	18,712	20,786
Operating lease right-of-use liability, net of current portion	684,869	—
Mandatorily redeemable convertible preferred stock, net of discount	4,688,835	4,656,752
Total long-term liabilities	6,370,332	5,639,362
Total liabilities	13,633,794	12,835,942

Commitments and contingencies (Note 8)	—	—

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized;416,912,686 and 413,168,301 shares issued and outstanding respectively	4,169,127	4,131,683
Additional paid in capital	121,039,851	120,805,997
Accumulated deficit	(126,593,379)	(126,541,421)
Deficit attributable to International Isotopes Inc. stockholders	(1,384,401)	(1,603,741)
Equity attributable to noncontrolling interest	1,866,367	1,757,875
Total equity	481,966	154,134
Total liabilities and stockholders' equity	$14,115,760	$12,990,076

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2019	2018

Sale of product	$2,527,852	$2,801,026
Cost of product	1,088,429	1,442,408
Gross profit	1,439,423	1,358,618

Operating costs and expenses
Salaries and contract labor	623,699	569,459
General, administrative and consulting	626,863	533,134
Research and development	46,304	106,420
Total operating expenses	1,296,866	1,209,013

Net operating income	142,557	149,605

Other income (expense):
Other income	24,632	53,362
Interest income	3,422	1,307
Interest expense	(114,077)	(106,034)
Total other expense	(86,023)	(51,365)
Net income	56,534	98,240
Less income attributable to noncontrolling interest	108,492	63,836

Net (loss) income attributable to International Isotopes Inc.	$(51,958)	$34,404

Net income (loss) per common share - basic:	$—	$—

Net income (loss) per common share - diluted:	$—	$—

Weighted average common shares outstanding -
basic:	413,906,700	407,423,051

Weighted average common shares outstanding -
diluted	413,906,700	526,418,051

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$56,534	$98,240
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	64,985	69,974
Accretion of obligation for lease disposal costs	9,387	2,392
Accretion of beneficial conversion feature and discount	38,788	38,790
Equity based compensation	63,737	73,704
Changes in operating assets and liabilities:
Accounts receivable	(536,554)	(215,842)
Inventories	(320,397)	(475,443)
Prepaids and other current assets	27,797	(78,488)
Accounts payable and accrued liabilities	222,378	650,501
Unearned revenues	(47,231)	(35,988)
Net cash (used in) provided by operating activities	(420,576)	127,840

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,084)	(19,708)
Net cash used in investing activities	(5,084)	(19,708)

Cash flows from financing activities:
Proceeds from sale of stock	1,581	1,527
Principal payments on notes payable	(1,939)	(1,813)
Net cash used in financing activities	(358)	(286)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(426,018)	107,846
Cash, cash equivalents, and restricted cash at beginning of period	1,450,467	1,250,368
Cash, cash equivalents, and restricted cash at end of period	$1,024,449	$1,358,214

Supplemental disclosure of cash flow activities:
Cash paid for interest	$59,127	$150,179

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$205,980	$205,980

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	Three months ended March 31,
	2019	2018
Cash and cash equivalents	$398,604	$356,432
Restricted cash included in current assets	—	387,467
Restricted cash included in long-term assets	625,845	614,315
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,024,449	$1,358,214

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Statement of Stockholders' Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common stock				Deficit
					Attributable	Equity
					to	Attributable
			Additional		Internat'l	to
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2019	413,168,301	$4,131,683	$120,805,997	$(126,541,421)	$(1,603,741)	$1,757,875	$154,134

Shares issued under employee stock purchase plan	31,618	316	1,265	—	1,581	—	1,581

Stock grant	279,767	2,798	(2,798)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	3,433,000	34,330	171,650		205,980		205,980

Stock based compensation	—	—	63,737	—	63,737	—	63,737

Net (loss) income	—	—	—	(51,958)	(51,958)	108,492	56,534
Balance, March 31, 2019	416,912,686	$4,169,127	$121,039,851	$(126,593,379)	$(1,384,401)	$1,866,367	$481,966

	Common stock				Deficit
					Attributable	Equity
					to	Attributable
			Additional		Internat'l	to
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2018	406,790,703	$4,067,907	$120,398,620	$(125,696,845)	$(1,230,318)	$1,577,245	$346,927

Shares issued under employee stock purchase plan	21,811	219	1,308	—	1,527	—	1,527

Adjustment		—	—	—	—	—	—

Stock grant	209,825	2,098	(2,098)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	2,288,646	22,886	183,094	—	205,980	—	205,980

Shares issued for exercise of employee stock options	611,111	6,111	(6,111)	—	—	—	—

Stock based compensation		—	73,704	—	73,704	—	73,704

Net income	—	—	—	34,404	34,404	63,836	98,240
Balance, March 31, 2018	409,922,096	$4,099,221	$120,648,517	$(125,662,441)	$(914,703)	$1,641,081	$726,378

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2019

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), and the accounts of INIS’s 24.5% interest in RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control and calibration devices, and is headquartered in Idaho Falls, Idaho. In August 2017, affiliates of INIS purchased 75.5% of RadQual and at the time INIS was named as one of the two managing members of RadQual. As a result of this ownership change, INIS has significant influence in management decisions with regard to RadQual’s business operations. INIS, its wholly owned subsidiaries, TI Services, and RadQual are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – INIS and its subsidiaries, TI Services and RadQual, manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and a varied selection of radioisotopes and radiochemicals for medical research, pharmacy compounding, and clinical applications. The Company also distributes a varied selection of radioisotopes and radiochemicals for medical and clinical research applications and offers contract manufacturing services for certain pharmaceutical products. The Company also provides a host of transportation, recycling, and radiological field services on a contract basis for customers and holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of five business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and, depending upon estimated ship dates, classified under either current or long-term liabilities on the Company’s consolidated balance sheets. These unearned revenues are being recognized as revenue in the periods during which the cobalt shipments take place. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 4. “Investment and Business Consolidation” for additional information regarding the consolidation of RadQual.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated ASU 2016-02, “Leases”, which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Results for reporting periods beginning January 1, 2019 are presented in accordance with Topic 842, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 840, Leases. Based upon the Company’s leases, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2019. See Note 10, “Leases” for further discussion.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2019, and there was no material impact on the financial statements.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three-month period ended March 31, 2019, the Company reported a net loss of $51,958, net of non-controlling interest, and net cash used in operating activities of $420,576. During the three-month period ended March 31, 2018, the Company reported net income of $34,404, net of non-controlling interest, and net cash provided by operating activities of $127,840.

During the three months ended March 31, 2019, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services, and in particular, the pursuit of new business opportunities within those segments.

Additionally, the Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier and the Company considers it a valuable asset.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2019, the Company had 27,205,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three months ended March 31, 2018, the Company had 31,850,000 stock options outstanding, 45,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were included in the computation of diluted income per common share.

The table below summarizes common stock equivalents outstanding at March 31, 2019 and 2018:

	March 31,
	2019	2018
Stock options	27,205,000	31,850,000
Warrants	20,090,000	45,090,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	42,130,000	42,130,000
	89,850,000	119,495,000

(4)       Investment and Business Consolidation

The Company owns a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also each serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it gained the ability to exercise significant management control over the operations of RadQual. Because of this increased management control, and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements.

(5)       Inventories

Inventories consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials	$42,911	$42,911
Work in process	3,041,387	2,719,786
Finished goods	1,828	3,032
	$3,086,126	$2,765,729

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At March 31, 2019, and at December 31, 2018, this cobalt target inventory had a carrying value of $403,076 and $389,293, respectively.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the three months ended March 31, 2019, the Company recognized approximately $94,000 of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2019 and 2018, the Company issued 31,618 and 21,811 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $1,581 and $1,527, respectively. As of March 31, 2019, 543,312 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan). The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. At March 31, 2019, there were 33,712,718 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2019, and changes during the three months ended March 31, 2019, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	27,805,000	$0.06
Granted	—
Exercised	—
Expired	—
Forfeited	(600,000)	$0.04
Outstanding at March 31, 2019	27,205,000	$0.05	5.9	$332,500
Exerciseable at March 31, 2019	19,301,000	$0.05	4.9	$332,500

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.06 per share on March 29, 2019, the last trading day of the quarter.

As of March 31, 2019, there was $118,884 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.84 years.

Total stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $63,737 and $73,704, respectively.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 466,667 fully vested shares of common stock to its Chief Executive Officer in February 2019 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.06 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $16,786, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2019, which was $0.06 per share. The Company withheld 186,900 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2019 totaled 279,767.

Warrants

Warrants outstanding at March 31, 2019, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; and, 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022. All 25,000,000 Class L Warrants expired on December 23, 2018.

Warrants outstanding at March 31, 2019, included 25,000,000 Class L Warrants with an exercise price of $0.06 per share and an expiration date of December 23, 2018, 17,165,000, Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; and, 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Preferred Stock

At March 31, 2019, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares of Series B Preferred Stock are also convertible into 425,000 shares of the Company’s common stock at a conversion price of $2.00 per share. These Series B Preferred Stock does not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At March 31, 2019, there were 4,213 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.

During the three months ended March 31, 2019 and 2018 dividends paid totaled $252,780 and $241,730, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2019 the Company issued 3,433,000 shares of common stock in lieu of a dividend payment of $205,980. The remaining $46,800 of dividend payable was settled with cash. For the same period in 2018, the Company issued 2,288,646 shares of common stock in lieu of a dividend payment of $205,980. The remaining $35,750 of dividend payable was settled in cash.

(7)       Debt

In December 2013, the Company entered into a promissory note agreement with its former Chairman of the Board and one of its major shareholders pursuant to which the Company borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is unsecured and bears interest at 6% per annum and was originally due on June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share. The warrants were immediately exercisable. In June 2014, the Company renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants to purchase shares of the Company’s common stock at $0.06 per share. The warrants were immediately exercisable. In December 2016, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 warrants expired. At March 31, 2019, the balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the note was $159,234. Interest expense recorded for the three-month period ended March 31, 2019, was $7,500.

In March 2016, the Company entered into a note payable for the purchase of a vehicle. The principal amount financed was $47,513. The term of the note is six years and carries an interest rate of 6.66% per annum. Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, the Company entered into a promissory note agreement with its Chairman of the Board pursuant to which the Company borrowed $60,000 (the 2017 Promissory Note). The 2017 Promissory Note accrues interest at 5% per annuum, which is payable upon maturity of the 2017 Promissory Note, and at March 31, 2019, the amount of accrued interest on the 2017 Promissory Note was $4,867. The 2017 Promissory Note is unsecured and was scheduled to mature on June 30, 2018. Pursuant to an amendment to the 2017 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2017 Promissory Note on February 2019, the maturity date was extended to July 31, 2019 with all other provisions of the 2017 Promissory Note remaining unchanged. On April 30, 2019, the 2017 Promissory Note and accrued interest were repaid in full with a cash payment of $65,367.

On April 9, 2018, the Company borrowed $120,000 from its Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note is unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note on February 12, 2019, the maturity date was extended to July 31, 2019, with all other provisions remaining unchanged. At March 31, 2019, accrued interest on the 2018 Promissory Note totaled $7,020.

In February 2019, the Company borrowed $185,474 from RadQual pursuant to a short-term promissory note with a stated interest rate of 6% and a maturity date of July 31, 2019. The promissory note is unsecured.

(8)       Commitments and Contingencies

Dependence on Third Parties

The production of High Specific Activity Cobalt is dependent upon the DOE, and its prime operating contractor, which controls the ATR and laboratory operations at the ATR located outside of Idaho Falls, Idaho. In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price. The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date. Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, all payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $625,845.

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, the Company committed to construct a uranium de-conversion and Fluorine Extraction Process facility on the land.  In order to retain title to the property, the Company was to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016. Those dates were not met, and the Company is currently in the process of renegotiating a second modification to the agreement to further extend those dates. If the Company is not successful in reaching an amendment to extend the performance dates in the PPA. then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

(9)       Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$459,967	$3,265	$463,232	18%	$528,917	$54,924	$583,841	21%
Cobalt Products	336,089	40,000	376,089	15%	327,778	—	327,778	12%
Nuclear Medicine Products	1,080,472	20,450	1,100,922	44%	997,733	4,380	1,002,113	35%
Radiological Services	587,609	—	587,609	23%	139,172	748,422	887,594	32%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,464,137	$63,715	$2,527,852	100%	$1,993,600	$807,726	$2,801,326	100%

Under ASC Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to receive in exchange for the product or service.

Product sales consist of a single performance obligation that the Company satisfies at a point in time.  Most transactions in the radiochemical products and nuclear medicine standards segments fall into this category. Most sales transactions in the cobalt products business segment fall into this category but other cobalt product sales are recorded as deferred income as discussed below. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.   Based on the Company’s historical practices and shipping terms specified in the sales agreements and invoices, these criteria are generally met when the products are:

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

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2019, the Company reported current unearned cobalt products revenue of $3,736,310 and non-current unearned revenue of $7,500. For the period ended December 31, 2018, the Company reported current unearned revenue of $3,783,541 and non-current unearned revenue of $7,500. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2019, and December 31, 2018, accounts receivable totaled $1,356,924 and $820,370, respectively.  For the three months ended March 31, 2019, the Company did not incur material impairment losses with respect to its receivables.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components.

(10)       Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for its facilities leases that were previously treated as operating leases. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $810,367. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases, which are leases with a term of one year or less. The Company has also elected certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the reasonably certain term of its leases.

The Company leases office and warehouse space under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates with the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires judgement. The Company determines its incremental borrowing rate for each lease using its then-current borrowing rate. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal options periods used in determining the operating lease term based upon its assessment at the inception of the operating lease. The option to renew the lease may be automatic, at the option of the Company, or mutually agreed to between the landlord and the Company. Once the facility lease term has begun, the present value of the aggregate future minimum lease payments is recorded as a right-of-use asset. Lease expense is recognized on a straight-line basis over the term of the lease.

Three Months Ended
March 31, 2019
Operating lease costs	$36,853
Short-term operating lease costs	$1,902
Operating cash flows from operating leases	$(38,755)
Right-of-use assets obtained in exchange for new operating lease liabilities	$810,367
Weighted-average remaining lease term (years) - operating leases	7
Weighted-average discount rate - operating leases	6.75%

The future minimum payments under these operating lease agreements are as follows:

2019 (excluding the three months ended March 31, 2019)	$110,560
2020	145,563
2021	136,313
2022	136,313
2023	136,313
Thereafter	318,063
Total minimum operating lease obligations	983,125
Less-amounts representing interest	(200,676)
Present value of minimum operating lease obligations	782,449
Current maturities	(97,580)
Lease obligations, net of current maturities	$684,869

(11)       Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2019	2018
Radiochemical Products	$463,232	$583,541
Cobalt Products	376,089	327,778
Nuclear Medicine Standards	1,100,922	1,002,113
Radiological Services	587,609	887,594
Fluorine Products	—	—
Total Segments	2,527,852	2,801,026
Corporate revenue	—	—
Total Consolidated	$2,527,852	$2,801,026

	Three months ended March 31,
Depreciation and Amortization	2019	2018
Radiochemical Products	$8,817	$5,014
Cobalt Products	1,080	4,043
Nuclear Medicine Standards	15,619	17,938
Radiological Services	8,636	12,039
Fluorine Products	26,095	26,095
Total Segments	60,248	65,130
Corporate depreciation and amortization	4,737	4,844
Total Consolidated	$64,985	$69,974

	Three months ended March 31,
Segment Income (Loss)	2019	2018
Radiochemical Products	$96,006	$40,520
Cobalt Products	192,870	184,792
Nuclear Medicine Standards	216,822	223,942
Radiological Services	311,279	402,012
Fluorine Products	(37,495)	(31,299)
Total Segments	779,481	819,966
Corporate loss	(831,439)	(785,562)
Net Income (Loss)	$(51,958)	$34,404

	Three months ended March 31,
Expenditures for Segment Assets	2019	2018
Radiochemical Products	$—	$—
Cobalt Products	3,494	—
Nuclear Medicine Standards	—	18,148
Radiological Services	—	—
Fluorine Products	1,590	1,560
Total Segments	5,084	19,708
Corporate purchases	—	—
Total Consolidated	$5,084	$19,708

	March 31,	December 31,
Segment Assets	2019	2018
Radiochemical Products	$287,605	$344,994
Cobalt Products	3,095,941	2,611,939
Nuclear Medicine Standards	2,200,139	2,113,960
Radiological Services	535,829	281,077
Fluorine Products	5,563,206	5,590,053
Total Segments	11,682,720	10,942,023
Corporate assets	2,416,416	2,048,053
Total Consolidated	$14,099,136	$12,990,076

(12)       Subsequent Events

On April 5, 2019, the Company entered into a manufacturing and supply agreement with Progenics Pharmaceuticals Inc. Under this agreement, the Company will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products.

In April 2019, 1,500,000 qualified stock options were exercised under a cashless exercise. The Company withheld 875,000 shares to satisfy the exercise price and issued 625,000 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there will not be any income tax effect in the condensed consolidated financial statements for the three months ended June 30, 2019. In addition, in April 2019, 2,000,000 non-qualified stock options were exercised for a cash payment of $70,000. The options exercised were granted under the 2015 Plan and, accordingly, there will not be any income tax effect in the condensed consolidated financial statements for the three months ended June 30, 2019. On May 1, 2019, 200,000 non-qualified stock options were exercised for cash payments of $14,000. The options were granted under the 2015 Plan and, accordingly, there will not be any income tax effect in the condensed consolidated financial statements for the three months ended June 30, 2019.

On May 3, 2019, the Company’s radiological services team was involved in a contamination event at an off-site location in the state of Washington. The Company is currently supporting clean-up operations at that location and is in discussions with regulatory agencies regarding any possible violations that may have occurred. The Company has reported this incident to its insurance carrier and a claim is being processed to address the cost of recovery operations. The Company believes any costs associated with this event will be covered by insurance. At this time, the total cost of recovery is unknown, and it is not known whether the Company will be cited by the regulator for any violations related to this event. If the clean-up efforts in connection with this event are not covered by insurance, the clean-up costs, together with any regulatory fines, would have a material adverse effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the business prospects and growth projection for our business segments, the FDA approval for certain of our products, and the status of our proposed uranium de-conversion facility, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 22, 2019 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries and joint venture, TI Services, LLC, and RadQual, LLC (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products including cobalt teletherapy sources, a varied selection of radioisotopes and radiochemicals for medical research and clinical applications, and provide contract manufacturing of radiochemical products. We also hold several patents for a fluorine extraction process that we intend to use in conjunction with a planned commercial depleted uranium de-conversion facility, and provide a host of transportation, recycling, and processing services on a contract basis for clients. We also own a 24.5% interest in, and have management control of, RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices, with which we have an exclusive manufacturing agreement.

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

Our business consists of the following five major business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging. These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration of dose measurement equipment. Revenue from nuclear medicine products includes consolidated sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute our products, as well as consolidated sales from RadQual, pursuant to the change in RadQual’s ownership in August 2017, as discussed above. Our nuclear medicine standards products include a host of specially designed items used in the nuclear medicine industry. In addition to the manufacture of these products, we have developed a complete line of specialty packaging for the safe transport and handling of these products.

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

Radiochemical Products. Our Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by us or are purchased in bulk form from other producers and distributed by us in customized packages and chemical forms tailored to meet customer requirements. In addition, we provide contract manufacturing of radiochemical products for our customers, discussed below. This segment will also include our generic radiopharmaceutical and pharmaceutical products we plan to begin producing and selling pending U.S. Food and Drug Administration (FDA) approval.

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

Fluorine Products. We established the Fluorine Products segment in 2004 to support production and sale of the gases that we expected to produce using our Fluorine Extraction Process (FEP) in conjunction with the operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico. Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work on this project on hold. We continue to hold discussions with potential future customers seeking this type of service, however, further development activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility. In the meantime, the Company expects to continue to incur some costs associated with the maintenance of licenses and other necessary project investments, and to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

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

RECENT UPDATES

On May 3, 2019, our radiological services team was involved in a contamination event at an off-site location in the state of Washington. We are currently supporting clean-up operations at that location and are in discussions with regulatory agencies regarding any possible violations that may have occurred. We have reported this incident to our insurance carrier and a claim is being processed to address the cost of recovery operations. We believe any costs associated with this event will be covered by insurance. At this time, the total cost of recovery is unknown, and it is not known whether we will be cited by the regulator for any violations related to this event. If the clean-up efforts in connection with this event are not covered by insurance, the clean-up costs, together with any regulatory fines, would have a material adverse effect on our results of operations and financial statements.

CRITICAL ACCOUNTING POLICIES

From time-to-time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue for the three months ended March 31, 2019 was $2,527,852 as compared to $2,801,026 for the same period in 2018, an overall decrease of $273,174, or approximately 10%. This decrease in revenue was largely the result of decreased revenue in our radiochemical and radiological services segments, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2019 and 2018:

	For the three-months ended March 31,	For the three-months ended March 31,
Sale of Product	2019	2018	$ change	% change
Radiochemical Products	$463,232	$583,541	$(120,309)	-21%
Cobalt Products	376,089	327,778	48,311	15%
Nuclear Medicine Standards	1,100,922	1,002,113	98,809	10%
Radiological Services	587,609	887,594	(299,985)	-34%
Fluorine Products	—	—	—	0%
Total Consolidated	$2,527,852	$2,801,026	$(273,174)	-10%

Cost of sales decreased to $1,088,429 for the three months ended March 31, 2019 from $1,442,408 for the same period in 2018. This is a decrease of $353,979, or approximately 25%. The decrease in cost of sales in the three-month comparison was primarily due to the decreased sales activity in two of our five business segments, particularly the radiochemical and radiological services segments, as discussed in detail below. Gross profit for the three months ended March 31, 2019 was $1,439,423, compared to $1,358,618 for the same period in 2018. This represents an increase in gross profit of $80,805, or approximately 6%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2019 and 2018:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2019	2019	2018	2018
Total Sales	$2,527,852		$2,801,026
Cost of Sales
Radiochemical Products	$279,650	11%	$491,453	18%
Cobalt Products	120,145	5%	80,514	3%
Nuclear Medicine Standards	471,142	19%	473,051	17%
Radiological Services	217,492	9%	397,390	14%
Fluorine Products	—	—	—	—
Total Segments	1,088,429	44%	1,442,408	50%

Gross Profit	$1,439,423		$1,358,618
Gross Profit %	57%		49%

Operating expense increased approximately 7% to $1,296,866 for the three months ended March 31, 2019, from $1,209,013 for the same period in 2018. This increase of $87,853, is primarily due to an approximate 18% increase in General, Administrative and Consulting costs combined with an approximate 10% increase in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased legal and general operating supply costs incurred during the three months ended March 31, 2019, as compared to the same period in 2018. The increase in Salaries and Contract Labor was a result of adding staff to our payroll. Research and Development costs decreased to $46,304, for the three months ended March 31, 2019, as compared to $106,420, for the same period in 2018. This is a decrease of $60,116, or approximately 56% and is primarily the result of a decrease in expenditures for product development in several of our business segments for the three months ended March 31, 2019, as compared to the same period in 2018.

The following table presents a comparison of total operating expense for the three months ended March 31, 2019 and 2018:

	For the three-months ended March 31,	For the three-months ended March 31,
Operating Costs and Expenses:	2019	2018	% change	$ change
Salaries and Contract Labor	$623,699	$569,459	10%	$54,240
General, Administrative and Consulting	626,863	533,134	18%	93,729
Research and Development	46,304	106,420	-56%	(60,116)
Total operating expenses	$1,296,866	$1,209,013	7%	$87,853

Other income was $24,632 for the three months ended March 31, 2019, as compared to $53,362 for the same period in 2018. This is a decrease of $28,730, or approximately 54%. The decrease is the result of recording prior period activities of our investment in RadQual as other income for the three months ended March 31, 2018. There was no similar income to record for the same period in 2019. Interest expense for the three months ended March 31, 2019 was $114,077, compared to $106,034 for the same period in 2018. This is an increase of $8,043, or approximately 8%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2019, we accrued dividends payable of $51,892, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. In April 2018, we borrowed $120,000 from our Chief Executive Officer and our Chairman of the Board. Interest recorded for the three months ended March 31, 2019 was $1,800 whereas there was no similar interest expense for the same period in 2018. Interest was also paid on a loan for a vehicle purchased in May 2016. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended March 31, 2019, was $51,958, compared to net income of $34,404, for the same period in 2018. This is a decrease in income of $86,362 and is the result of our decreased sales and the increase in operating expense for the three months ended March 31, 2019, as compared to the same period in 2018.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended March 31, 2019 was $463,232, compared to $583,541 for the same period in 2018. This is a decrease of $120,609, or approximately 21%. The decrease is primarily the result of supply interruptions caused by production issues from our primary radiochemical supplier. The supplier has taken steps to correct those production shortcomings and we expect higher production capability and enhanced reliability from this supplier going forward.

Gross profit of radiochemical products for the three months ended March 31, 2019 was $183,582, compared to $92,088, for the same period in 2018, and gross profit percentages were approximately 40% and 16% for the three months ended March 31, 2019 and 2018, respectively. Cost of sales for radiochemical products decreased to $279,650 for the three months ended March 31, 2019, as compared to $491,453 for the same period in 2018. This is a decrease of $211,803, or approximately 43%, and was primarily the result of decreased sales of product and improvements in the utilization of raw material purchased in this segment, in the three-month comparison. Our decrease in material costs is due to a reduction in freight charges as a result of purchasing our material within the U.S. thus eliminating international shipping and customs fees. We expect this cost savings in shipping to continue with future shipments from this domestic supplier. Operating expense for this segment increased to $87,576 for the three months ended March 31, 2019, compared to $51,568 for the same period in 2018. This increase in operating expense of $36,008, or approximately 70%, is primarily due to increased costs for labor, training, and repairs and maintenance for the three-month period ended March 31, 2019, as compared to the same period in 2018. This segment reported net income of $96,006 for the three months ended March 31, 2019, as compared to net income of $40,520 for the same period in 2018. The increase in net income of $55,486 or approximately 137%, is primarily the result of the significant decrease in cost of goods sold as discussed above, partially offset by the decrease in revenue, as discussed above.

In April 2019, we entered into a contract manufacturing and supply agreement with Progenics Pharmaceuticals, Inc. (Progenics). Under the agreement, we will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products. We believe that this contract manufacturing for Progenics helps further broaden our customer base and technical experience and positions us for future additional agreements under which we can use our license qualifications and experience in handling iodine-131.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended March 31, 2019 was $376,089, compared to $327,778, for the same period in 2018. This represents an increase of $48,311, or approximately 15%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR). Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material, and during the three months ended March 31, 2019, we were able to manufacture products for customers using this material. In addition, we have begun to supply cobalt to customers who previously paid for the material under supply agreements entered into with us in 2015. As we have supplied this material to our customers, we have recognized the sales on our statement of operations.

In November 2018, we entered into a supply agreement with an additional customer under which we will begin delivering cobalt material in late 2019 or early 2020. During the three months ended March 31, 2019, we began fulfilling contract milestones of this agreement. All pre-payments for material have been recorded as unearned revenue on our consolidated balance sheets.

We have experienced delays in the delivery of cobalt material from the DOE’s ATR. Because of these delays, we have been forced to purchase cobalt material, at lower activity levels, from alternate suppliers in order to meet contract obligations.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes approximately three to four years to irradiate the cobalt targets to the desired level of activity and we anticipate having high specific activity cobalt available to our customers late in 2019 and every year thereafter through at least 2024. As mentioned above, we are continuing to purchase some bulk cobalt from another supplier, which will allow us to complete some additional source manufacturing sales during 2019 in advance of the cobalt that is being produced in the ATR.

As of March 31, 2019, we continued to hold many in-progress, old design cobalt targets at the ATR. We believe that many of the older design targets we hold at the ATR, and that we report as inventory, still hold significant market value in excess of their current carrying values and we have concluded that no impairment existed at that time. We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our consolidated balance sheet. During the three months ended March 31, 2019, we began supplying material to some customers and have accordingly recognized approximately $94,000 of revenue as a result of these deliveries.

In April 2019, because of our inability to supply high specific activity cobalt material produced by the DOE’s ATR, we were forced to modify a supply agreement with one of our cobalt customers. The modifications require that we refund approximately $1,100,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period. We have also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In addition, we have identified another customer ready to purchase this material. The Company does not anticipate any significant net negative effect of this change as sales under the new agreement are expected to completely offset refunds made under the old agreement. Accordingly, we will classify refund payments due within one year as a short-term liability and payments due beyond one year as a long-term liability, rather than as short-term deferred revenue on our consolidated balance sheets.

Cost of sales for the three months ended March 31, 2019, was $120,145, as compared to $80,514, for the same period in 218. Gross profit for cobalt products for the three months ended March 31, 2019 was $255,944 compared to $247,264 for the same period in 2018. This is an increase of $8,680, or approximately 4% and is primarily attributable to our increase in source manufacturing for the three months ended March 31, 2019, as compared to the same period in 2018. Our gross profit percentages were approximately 68% and 76% for the three-month periods ended March 31, 2019 and 2018, respectively. The decrease in the gross profit percentage for the three months ended March 31, 2019 is primarily due to increased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $63,074 for the three months ended March 31, 2019, from $62,472 for the same period in 2018. This is an increase of $602, or approximately 1%. Our net income for cobalt products was $192,870 for the three months ended March 31, 2019, as compared to a net income of $184,792 for the same period in 2018. The increase in net income of $8,077, or approximately 4%, was attributable to the increased sales of cobalt products during the quarter.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended March 31, 2019, was $1,100,922, compared to $1,002,113 for the same period in 2018. This represents an increase in revenue of $98,809, or approximately 10%. As discussed above, due to a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated.

We anticipate that our sales through RadQual will remain strong and that, because of our RadQual ownership, we will continue to have significant future opportunities to work on new product development and to further expand our international sales. Additionally, we have continued to work with TI Services on marketing strategies to boost customer service and sales of some unique nuclear medicine and pharmacy products.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2019, was $471,142, as compared to $473,051 for the same period in 2018. The small decrease in cost of sales in the period-to-period comparison of $1,909, or less than 1%, is due to slight decreases in material purchased for flood source manufacturing for the three-month period ended March 31, 2019, as compared to the same period in 2018. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2019 was $629,780 compared to $529,062 for the same period in 2018. This is an increase in gross profit of $100,718, or approximately 19%. The increase in gross profit in the period-to-period comparison is primarily the result of the increased sales.

Operating expense for this segment for the three months ended March 31, 2019 increased to $422,062, from $304,462 for the same period in 2018. This is an increase of $117,600, or approximately 39%, and is the result of increased wage expense for the three months ended March 31, 2019, as compared to the same period in 2018. Operating expense also includes consolidated net operating expense reported for RadQual of $139,894 and non-controlling member interest expense of $103,389, for the three months ended March 31, 2019, as compared to $123,853 of net operating expense and non-controlling member interest expense of $64,363 for the same period in 2018. Net operating expense included for TI Services was $32,725 for the three months ended March 31, 2019, and $36,975 for the same period in 2018. TI Services non-controlling interest included was $5,102 for the three-month period ended March 31, 2019, as compared to ($527) for the same period in 2018. The $5,629 increase in the TI Services non-controlling interest expense is the result of TI Services reporting net income for the three-month period ended March 31, 2019 as compared to a net loss reported for the same period in 2018. Net income for this segment for the three months ended March 31, 2019 was $216,822, compared to $223,942 for the same period in 2018. This is a decrease in net income of $7,120, or approximately 4% and is primarily the result of the increase in operating expense reported for the three months ended March 31, 2019, as compared to the same period in 2018.

Radiological Services. Revenue from all radiological services for the three months ended March 31, 2019 was $587,609, compared to $887,594, for the same period in 2018, a decrease of $299,985 or approximately 34%. The majority of our revenue in this segment is generated by the performance of activities in connection with contracts for the DOE and the International Atomic Energy Agency (IAEA). The decrease in the revenue for the period comparison is the result of the random timing of the work performed by us for these agencies. These contracts are historically awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in radiological services revenue.

The work performed for the DOE and the IAEA includes services to support recovery of disused sources and installation or removal of certain devices. Based on the number of orphan sources identified both in the U.S. and internationally that will need to be recovered and disposed of, we expect this source removal and installation work to continue at least through 2019. During October 2018, we were awarded over one dozen field service contracts that will be completed during 2018 and 2019. We expect that there will be additional DOE and IAEA work forthcoming as well.

Cost of sales for the three months ended March 31, 2019, was $217,492, as compared to $397,390, for the same period in 2018. Gross profit for this segment for the three months ended March 31, 2019 was $370,117, compared to $490,203, reported for the same period in 2018. The decrease in gross profit of $120,086, or approximately 25%, is the result of the decrease in service contracts completed and reported in this segment for the three months ended March 31, 2019, as compared to the same period in 2018. Operating expense for the three months ended March 31, 2019 was $58,839, as compared to $88,191, reported for the same period in 2018. This decrease of $29,353, or approximately 33%, is the result of a decrease in costs in performing field services activities. Net income for this segment for the three months ended March 31, 2019 was $311,279, compared to $402,012, for the same period in 2018. This is a decrease in net income of $90,733, or approximately 23% and is the result of the decrease in revenue reported for the three months ended March 31, 2019, as compared to the same period in 2018.

Fluorine Products. There was no revenue to report from the fluorine products segment for the three months ended March 31, 2019, or for the same period in 2018. During the three months ended March 31, 2019, we incurred $37,495 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $31,299 for the same three-month period in 2018. The increase of $6,196, or approximately 20% is the result of increased travel and wage costs recorded in the period-to-period comparison.

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. Our FEP patents offer a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. From 2004 to 2012, we used a pilot facility to develop production processes for various high-purity products and to test methods of scaling up the size of FEP production in support of the planned de-conversion facility in Lea County, New Mexico. In 2012, we completed our testing of individual components and analytical processes and in 2013 we closed the pilot plant facility. Also, in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until we are able to secure additional de-conversion services contracts. We continue to be in discussions with potential future customers of our deconversion services, however, until such time that agreements are reached and work can resume on the project, we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials. We believe that our investment made in the FEP process and the de-conversion facility and the NRC operating license that we hold provide us with a valuable asset that holds significant future opportunity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had cash and cash equivalents of $398,604 as compared to $828,039 at December 31, 2018. This is a decrease of $429,435 or approximately 52%. For the three months ended March 31, 2019, net cash used in operating activities was $420,576, and for the three months ended March 31, 2018, net cash provided by operating activities was $127,840. The increase in cash used in operating activities and decrease in cash and cash equivalents at period end in the period-to-period comparison is the result of increased inventory reported as well as an increase in accounts receivable.

Inventories at March 31, 2019 totaled $3,086,126, and inventories at December 31, 2018 totaled $2,765,729. A significant amount of our inventory consists of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. At March 31, 2019, this raw cobalt material inventory accounted for approximately 92% of our work-in-process inventory. At December 31, 2018, this in-process raw material inventory accounted for approximately 89% of our work in process inventory. We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company. As of March 31, 2019, we determined that no impairment of this raw material inventory was necessary.

Cash used in investing activities was $5,084 for the three months ended March 31, 2019, and cash used in investing activities was $19,708 for the same period in 2018. The cash used for the three months ended March 31, 2019, and for the same period in 2018, was for the purchase of equipment.

Financing activities used cash of $358, during the three months ended March 31, 2019, and cash used in financing activities for the same period in 2018 was $286. During the three months ended March 31, 2019, cash paid for interest was $59,127 and during the same three-month period in 2018, cash paid for interest was $150,176. Additionally, during the three months ended March 31, 2019, we received $1,581in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $1,527 for the same period in 2018.

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

In February 2019, the Company paid its second annual dividend on the Series C Preferred Stock. Dividends payable totaled $252,780. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 3,433,000 shares of common stock in lieu of a dividend payment of $205,980. The remaining $46,800 of dividend payable was settled with cash.

Total decrease in cash for the three-month period ended March 31, 2019, was $426,018 compared to a cash increase of $107,846 for the same period in 2018.

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

At March 31, 2019, there were 20,090,000 outstanding warrants to purchase our common stock. Included in this number are 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000. The $500,000 note bears interest at 6% per annum and was originally due June 30, 2014. At any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the promissory note, each of the two lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of this promissory note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants to purchases shares of our common stock at $0.06 per share. The warrants were immediately exercisable. In December 2016, the note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. All warrants issued under this note expired December 23, 2018. At March 31, 2019, the balance of the promissory note was $500,000 and accrued interest on the note was $159,234. Interest expense for the note recorded for the three-month period ended March 31, 2019, was $7,500.

In March 2016, we entered into a note payable for the purchase of a vehicle. The principal amount financed was $47,513. The term of the note is six years and the note carries an interest rate of 6.66%. Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, we entered into a short-term promissory note agreement with our Chairman of the Board, pursuant to which we borrowed $60,000 (the “2017 Promissory Note”). The 2017 Promissory Note bears interest at 5% annum and was scheduled to mature on June 30, 2018 and was unsecured. On June 29, 2018, the maturity date was extended to March 31, 2019, with all other terms of the note remaining unchanged. On February 12, 2019, the maturity date was extended to July 31, 2019. The 2017 Promissory Note was repaid in full in cash in May 2019, at which time $60,000 of principal and $5,367 interest was paid.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a short-term promissory note (the “2018 Promissory Note”). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2017 Promissory Note. The 2018 Promissory Note is unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019, with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note on February 12, 2019, the maturity date was extended to July 31, 2019, with all other terms remaining unchanged. At March 31, 2019, accrued interest on the 2018 Promissory Note totaled $7,020.

In February 2019, we borrowed $185,474 from RadQual pursuant to a short-term promissory note with a stated interest rate of 6% and a maturity date of July 31, 2019. The promissory note is unsecured

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2019, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2019, the Company paid a dividend on the Series C Preferred Stock. Dividends payable totaled $252,780. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the dividend paid in February 2019, the Company issued 3,433,000 shares of common stock in lieu of a dividend payment of $205,980. The remaining $46,800 of dividend payable was settled with cash.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1†	Manufacturing and Supply Agreement, dated April 5, 2019, between International Isotopes Inc. and Progenics Pharmaceuticals, Inc.+

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Unaudited Statement of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

* Filed herewith.

** Furnished herewith.

† Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ Laurie McKenzie-Carter
Laurie McKenzie-Carter
Chief Financial Officer

