Form 10-Q
period 2019-09-30
INTERNATIONAL ISOTOPES INC
filed 2019-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the number of shares of common stock, $0.01 par value, outstanding was 419,842,256.

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended September 30, 2019

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	(unaudited)

Current assets
Cash and cash equivalents	$505,400	$828,039
Accounts receivable	799,736	820,370
Inventories	3,430,061	2,765,729
Prepaids and other current assets	1,243,384	315,042
Total current assets	5,978,581	4,729,180

Long-term assets
Restricted cash	632,765	622,428
Property, plant and equipment, net	1,902,911	1,906,182
Operating lease right-of-use asset	734,480	—
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,232,207	4,348,031
Total long-term assets	8,886,618	8,260,896
Total assets	$14,865,199	$12,990,076

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,931,739	$2,285,165
Accrued liabilities	1,090,500	939,918
Current portion of unearned revenue	1,582,562	3,783,541
Current portion of operating lease right-of-use liability	100,920	—
Current portion of related party notes payable	120,000	180,000
Current installments of notes payable	1,729,545	7,956
Total current liabilities	8,555,266	7,196,580

Long-term liabilities
Obligation for lease disposal costs	536,652	507,968
Unearned revenue, net of current portion	7,500	7,500
Related party notes payable, net of current portion and debt discount	466,472	446,356
Notes payable, net of current portion	14,457	20,786
Operating lease right-of-use liability, net of current portion	633,560	—
Mandatorily redeemable convertible preferred stock, net of debt discount	4,753,003	4,656,752
Total long-term liabilities	6,411,644	5,639,362
Total liabilities	14,966,910	12,835,942

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 419,805,440 and 413,168,301 shares issued and outstanding respectively	4,198,054	4,131,683
Additional paid in capital	121,147,735	120,805,997
Accumulated deficit	(127,514,110)	(126,541,421)
Deficit attributable to International Isotopes Inc. stockholders	(2,168,321)	(1,603,741)
Equity attributable to noncontrolling interest	2,066,610	1,757,875
Total (deficit) equity	(101,711)	154,134
Total liabilities and stockholders' (deficit) equity	$14,865,199	$12,990,076

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Sale of product	$2,337,488	$2,680,760	$7,001,179	$7,874,092
Cost of product	1,224,805	1,669,107	3,284,617	4,475,079
Gross profit	1,112,683	1,011,653	3,716,562	3,399,013

Operating costs and expenses
Salaries and contract labor	650,363	556,432	1,870,107	1,686,949
General, administrative and consulting	577,540	543,803	1,804,983	1,659,551
Research and development	65,995	86,710	162,653	277,594
Total operating expenses	1,293,898	1,186,945	3,837,743	3,624,094

Net operating loss	(181,215)	(175,292)	(121,181)	(225,081)

Other income (expense):
Other (expense) income	693,639	11,599	(149,389)	64,580
Interest income	3,322	2,714	10,355	6,338
Interest expense	(146,620)	(125,789)	(397,539)	(347,705)
Total other income (expense)	550,341	(111,476)	(536,573)	(276,787)
Net income (loss)	369,126	(286,768)	(657,754)	(501,868)
Less income attributable to noncontrolling interest	132,664	46,454	314,935	129,229

Net income (loss) attributable to International Isotopes Inc.	$236,462	$(333,222)	$(972,689)	$(631,097)

Net income (loss) per common share - basic:	$—	$—	$—	$—

Net income (loss) per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic:	419,800,218	412,934,573	417,645,817	410,529,878

Weighted average common shares outstanding - diluted:	429,600,218	412,934,573	417,645,817	410,529,878

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(657,754)	$(501,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	197,054	202,907
Accretion of obligation for lease disposal costs	28,684	20,327
Accretion of beneficial conversion feature and discount	116,368	116,367
Equity based compensation	113,093	160,691
Gain on sale of fixed assets	(1,700)	—
Changes in operating assets and liabilities:
Accounts receivable	20,634	(588,590)
Inventories	(664,332)	(689,826)
Prepaids and other assets	(928,342)	44,126
Accounts payable and accrued liabilities	2,003,136	804,062
Unearned revenues	(18,837)	102,582
Net cash provided by (used in) operating activities	208,004	(329,222)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,700	—
Purchase of property, plant and equipment	(77,959)	(78,665)
Net cash used in investing activities	(76,259)	(78,665)

Cash flows from financing activities:
Proceeds from sale of stock	89,036	74,838
Distributions to non-controlling interest	(6,200)	—
Proceeds from issuance of related party notes payable	—	120,000
Principal payments on notes payable	(526,883)	(5,530)
Net cash (used in) provided by financing activities	(444,047)	189,308

Net decrease in cash, cash equivalents, and restricted cash	(312,302)	(218,579)
Cash, cash equivalents, and restricted cash at beginning of period	1,450,467	1,250,368
Cash, cash equivalents, and restricted cash at end of period	$1,138,165	$1,031,789

Supplemental disclosure of cash flow activities:
Cash paid for interest	$115,718	$48,249

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$205,980	$205,980
Decrease in unearned revenue and increase in notes payable for repayment plan	$2,182,142	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$505,400	$412,448
Restricted cash included in long-term assets	632,765	619,341
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,138,165	$1,031,789

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

					Deficit
	Common stock				Attributable to	Equity
			Additional		Internat'l	Attributable to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2019	413,168,301	$4,131,683	$120,805,997	$(126,541,421)	$(1,603,741)	$1,757,875	$154,134

Shares issued under employee stock purchase plan	99,372	993	4,043	—	5,036	—	5,036

Stock grant	279,767	2,798	(2,798)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	3,433,000	34,330	171,650	—	205,980	—	205,980

Shares issued for exercise of employee stock options	2,825,000	28,250	55,750	—	84,000	—	84,000

Stock based compensation	—	—	113,093	—	113,093	—	113,093

Distribution to non-controlling interest	—	—	—	—	—	(6,200)	(6,200)

Net (loss) income	—	—	—	(972,689)	(972,689)	314,935	(657,754)
Balance, September 30, 2019	419,805,440	$4,198,054	$121,147,735	$(127,514,110)	$(2,168,321)	$2,066,610	$(101,711)

					Deficit
	Common stock				Attributable to	Equity
			Additional		Internat'l	Attributable to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance July 1, 2019	419,774,105	$4,197,741	$121,125,897	$(127,750,572)	$(2,426,934)	$1,933,946	$(492,988)

Shares issued under employee stock purchase plan	31,335	313	1,285	—	1,598	—	1,598

Shares issued for exercise of employee stock options	—	—	—	—	—	—	—

Stock based compensation	—	—	20,553	—	20,553	—	20,553

Distribution to non-controlling interest	—	—	—	—	—	—	—

Net (loss) income	—	—	—	236,462	236,462	132,664	369,126
Balance, September 30, 2019	419,805,440	$4,198,054	$121,147,735	$(127,514,110)	$(2,168,321)	$2,066,610	$(101,711)

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Reconciliation of Stockholders' Equity

Three and Nine Months Ended September 30, 2018

(Unaudited)

					Deficit
	Common stock				Attributable to	Equity
			Additional		Internat'l	Attributable to
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2018	406,790,703	$4,067,907	$120,398,620	$(125,696,845)	$(1,230,318)	$1,577,245	$346,927

Shares issued under employee stock purchase plan	77,012	771	4,069	—	4,840	—	4,840

Stock grant	209,825	2,098	(2,098)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	2,288,646	22,886	183,094	—	205,980	—	205,980

Shares issued for exercise of employee stock options	3,764,957	37,649	32,351	—	70,000	—	70,000

Stock based compensation	—	—	160,689	—	160,689	—	160,689

Net (loss) income	—	—	—	(631,097)	(631,097)	129,229	(501,868)
Balance, September 30, 2018	413,131,143	$4,131,311	$120,776,725	$(126,327,942)	$(1,419,906)	$1,706,474	$286,568

					Deficit
	Common stock				Attributable to	Equity
			Additional		Internat'l	Attributable to
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance July 1, 2018	411,951,724	$4,119,517	$120,751,427	$(125,994,720)	$(1,123,776)	$1,660,020	$536,244

Shares issued under employee stock purchase plan	25,573	256	1,279	—	1,535	—	1,535

Shares issued for exercise of employee stock options	1,153,846	11,538	(11,538)	—	—	—	—

Stock based compensation	—	—	35,557	—	35,557	—	35,557

Net (loss) income	—	—	—	(333,222)	(333,222)	46,454	(286,768)
Balance, September 30, 2018	413,131,143	$4,131,311	$120,776,725	$(126,327,942)	$(1,419,906)	$1,706,474	$286,568

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2019

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements are presented in conformity with GAAP and include all operations and balances of INIS and its wholly-owned subsidiaries. The Company also consolidates the accounts of RadQual into the accompanying unaudited condensed consolidated financial statements. See Note 4 “Investment and Business Consolidation” for additional information regarding RadQual. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine-months ended September 30, 2019, the Company reported a net loss of ($972,689), net of non-controlling interest, and net cash provided by operating activities of $208,004. During the nine months ended September 30, 2018, the Company reported net loss of ($631,097), net of non-controlling interest, and net cash used in operating activities of $329,222.

During the nine months ended September 30, 2019, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services, and in particular, the pursuit of new business opportunities within those segments.

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

On April 5, 2019, the Company entered into a manufacturing and supply agreement with Progenics Pharmaceuticals Inc. Under this agreement, the Company will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products. The Company is expanding its existing facility and installing the equipment necessary to support this contract manufacturing opportunity. The Company expects to complete startup of these additional new manufacturing spaces and start commercial manufacturing during the first quarter of 2020.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the nine months ended September 30, 2019, the Company had 23,605,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. For the three months ended September 30, 2019, the Company had 13,805,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted average common shares outstanding - basic	419,800,218	412,934,573	417,645,817	410,529,878

Effect of dilutive shares
Stock Options	9,800,000	—	—	—
Warrants	—	—	—	—
Series B redeemable convertible preferred stock	—	—	—	—
Series C redeemable convertible preferred stock	—	—	—	—
Weighted average common shares outstanding - diluted	429,600,218	412,934,573	417,645,817	410,529,878

For the nine months ended September 30, 2018, the Company had 27,805,000 stock options outstanding, 45,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at September 30, 2019 and 2018:

	September 30,
	2019	2018
Stock options	23,605,000	27,805,000
Warrants	20,090,000	45,090,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	42,130,000	42,130,000
	86,250,000	115,450,000

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

(5)       Inventories

Inventories consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw materials	$40,648	$42,911
Work in process	3,387,177	2,719,786
Finished goods	2,236	3,032
	$3,430,061	$2,765,729

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At September 30, 2019, and at December 31, 2018, this cobalt target inventory had a carrying value of $403,076 and $389,293, respectively.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company is making progress payments designed to coincide with the completion of the irradiation period. The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $107,500 and $77,000, respectively, of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2019 and 2018, the Company issued 99,372 and 77,012 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $5,036 and $4,840, respectively. As of September 30, 2019, 475,161 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan). The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. At September 30, 2019, there were 34,487,718 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of September 30, 2019, and changes during the nine months ended September 30, 2019, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	27,805,000	$0.06
Granted	740,000	$0.06
Exercised	(3,700,000)	$0.04
Expired	(640,000)	$0.10
Forfeited	(600,000)	$0.04
Outstanding at September 30, 2019	23,605,000	$0.05	6.5	$235,000
Exerciseable at September 30, 2019	17,736,000	$0.05	6.1	$235,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.06 per share on September 30, 2019, the last trading day of the quarter.

As of September 30, 2019, there was $86,225 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.87 years.

In April 2019, 1,500,000 qualified stock options were exercised under a cashless exercise. The Company withheld 875,000 shares to satisfy the exercise price and issued 625,000 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the nine months ended September 30, 2019. In addition, in April 2019, 2,000,000 non-qualified stock options were exercised for $70,000 in cash. The options exercised were granted under the 2015 Plan and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the nine months ended September 30, 2019. In May 2019, 200,000 non-qualified stock options were exercised for $14,000 in cash. The options were granted under the 2015 Plan and, accordingly, there will not be any income tax effect in the condensed consolidated financial statements for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company granted 740,000 qualified stock options to several of its employees. All options vest over a five-year period, with the exception of one award which vests over a four-year period, with the first vesting at one-year anniversary for all grants and expiration at ten year anniversary for all grants. The weighted average exercise price for these options was $0.06 per share. The options have a fair value of $25,310 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.76% to 2.49%, expected dividend yield rate of 0%, expected volatility of 57.62% to 65.22% and an expected life between 5.5 and 7.5 years.

Total stock-based compensation expense for the nine months ended September 30, 2019 and 2018 was $113,093 and $160,691 respectively.

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

Warrants

Warrants outstanding at September 30, 2019, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; and, 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Warrants outstanding at September 30, 2018, included 25,000,000 Class L Warrants with an exercise price of $0.06 per share and an expiration date of December 23, 2018, 17,165,000, Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; and, 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Preferred Stock

At September 30, 2019, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares of Series B Preferred Stock are also convertible into 425,000 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At September 30, 2019, there were 4,213 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the nine months ended September 30, 2019 and 2018 dividends paid to holders of the Series C Preferred Stock totaled $252,780 and $241,730, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months September 30, 2019 the Company issued 3,433,000 shares of common stock in lieu of a dividend payment of $205,980. The remaining $46,800 of dividend payable was settled with cash. For the same period in 2018, the Company issued 2,288,646 shares of common stock in lieu of a dividend payment of $205,980. The remaining $35,750 of dividend payable was settled in cash.

(7)      Debt

In December 2013, the Company entered into a promissory note agreement with its former Chairman of the Board and one of its major shareholders pursuant to which the Company borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum. In December 2016, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. At September 30, 2019, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $174,234. Interest expense recorded for the nine months ended September 30, 2019, was $22,500.

In March 2016, the Company entered into a note payable for the purchase of a vehicle. The principal amount financed was $47,513. The term of the note is six years and carries an interest rate of 6.66% per annum. Monthly payments are $805, and the note matures in April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, the Company entered into a promissory note agreement with its Chairman of the Board pursuant to which the Company borrowed $60,000 (the 2017 Promissory Note). The 2017 Promissory Note accrues interest at 5% per annuum, which was payable upon maturity of the 2017 Promissory Note. The 2017 Promissory Note was unsecured. On April 30, 2019, the 2017 Promissory Note and accrued interest were repaid in full with a cash payment of $65,117.

In April 2018, the Company borrowed $120,000 from its Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and was originally scheduled to mature on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note on February 12, 2019, the maturity date was extended to July 31, 2019, with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in August 2019, the maturity date was extended to January 31, 2020, and the note was modified to be secured by all of the Company’s assets. At September 30, 2019, accrued interest on the 2018 Promissory Note totaled $10,370.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $632,765.

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

On May 3, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company is supporting an investigation, in conjunction with the DOE, to help determine the cause of this event. The Company supported the initial onsite contamination clean-up operations at that location as well as completing the removal of the cesium source for shipment to an off-site location and the disassembly and removal of all Company equipment used in the facility for source removal. All of the Company operations were successfully completed in August 2019. After that time the DOE assumed full control of the ongoing cleanup operations and has assumed all of the past and future financial obligations associated with the contractor currently hired to carry out all of the facility recovery operations. Under the terms of the contract the Company believes it should be indemnified from financial liability for this event by the DOE under the Price Anderson Act (PAA). The Company has formally requested the DOE to provide indemnification under the PAA. While the DOE’s review of the request is still underway the Company believes that a determination of indemnification under the PAA is probable. Such indemnification would allow the Company to recoup all its costs associated with this contamination event. During the nine months ended September 30, 2019, the Company incurred $2,141,559 in expenses related to the contamination and its cleanup. These costs are recorded as “other expense” in the Company’s Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2019, the Company received $964,958 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $970,417 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These actual and estimated reimbursements are recorded as “other income” in the Company’s Condensed Consolidated Statements of Operations. The Company believes additional cost recoveries beyond that which is recorded are possible, but are not yet deemed probable at this time.

(9)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$917,886	$18,770	$936,656	40%	$464,206	$7,528	$471,734	18%
Cobalt Products	97,849	—	97,849	4%	315,136	789,326	1,104,462	41%
Nuclear Medicine Products	1,022,291	—	1,022,291	44%	957,632	—	957,632	36%
Radiological Services	280,692	—	280,692	12%	146,932	—	146,932	5%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,318,718	$18,770	$2,337,488	100%	$1,883,906	$796,854	$2,680,760	100%

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$2,151,960	$22,035	$2,173,995	22%	$1,538,168	$119,451	$1,657,619	21%
Cobalt Products	687,177	—	687,177	12%	$967,682	789,326	1,757,008	22%
Nuclear Medicine Products	3,023,425	30,484	3,053,909	39%	$2,903,414	19,005	2,922,419	37%
Radiological Services	1,086,098	—	1,086,098	27%	$397,279	1,139,767	1,537,046	20%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$6,948,660	$52,519	$7,001,179	100%	$5,806,543	$2,067,549	$7,874,092	100%

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2019, the Company reported current unearned cobalt products revenue of $1,582,562 and non-current unearned revenue of $7,500. For the period ended December 31, 2018, the Company reported current unearned revenue of $3,783,541 and non-current unearned revenue of $7,500. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

During the nine months ended September 30, 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into an agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. The Company has contracted for the sale of this cobalt to a new customer for approximately the same amount. The entire amount was reclassed from unearned revenue to short-term notes payable.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2019, and December 31, 2018, accounts receivable totaled $799,736 and $820,370, respectively.  For the nine months ended September 30, 2019, the Company did not incur material impairment losses with respect to its receivables.

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

The Company leases office and warehouse space under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease, right-of-use assets, and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates with the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires judgement. The company determines its incremental borrowing rate for each lease using its then-current borrowing rate. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal options periods used in determining the operating lease term based upon its assessment at the inception of the operating lease. The option to renew the lease may be automatic, at the option of the Company, or mutually agreed to between the landlord and the Company. Once the facility lease term has begun, the present value of the aggregate future minimum lease payments is recorded as a right-of-use asset. Lease expense is recognized on a straight-line basis over the term of the lease.

Nine Months Ended
September 30,
2019
Operating lease costs	$112,180
Short-term operating lease costs	$6,593
Operating cash flows from operating leases	$(118,773)
Right-of-use assets obtained in exchange for new operating lease liabilities	$810,367
Weighted-average remaining lease term (years) - operating leases	7
Weighted-average discount rate - operating leases	6.75%

The future minimum payments under these operating lease agreements are as follows:

2019 (excluding the nine months ended September 30, 2019)	$36,854
2020	145,563
2021	136,313
2022	136,313
2023	136,313
Thereafter	318,063
Total minimum operating lease obligations	909,419
Less-amounts representing interest	(174,939)
Present value of minimum operating lease obligations	734,480
Current maturities	(100,920)
Lease obligations, net of current maturities	$633,560

(11)        Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2019	2018	2019	2018
Radiochemical Products	$936,656	$471,734	$2,173,995	$1,657,619
Cobalt Products	97,849	1,104,462	687,177	1,757,008
Nuclear Medicine Standards	1,022,291	957,632	3,053,909	2,922,419
Radiological Services	280,692	146,932	1,086,098	1,537,046
Fluorine Products	—	—	—	—
Total Segments	2,337,488	2,680,760	7,001,179	7,874,092
Corporate revenue	—	—	—
Total Consolidated	$2,337,488	$2,680,760	$7,001,179	$7,874,092

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2019	2018	2019	2018
Radiochemical Products	$9,892	$7,507	$27,978	$18,567
Cobalt Products	1,269	1,021	3,371	5,817
Nuclear Medicine Standards	15,954	16,184	47,246	50,652
Radiological Services	8,636	11,290	25,908	35,247
Fluorine Products	28,465	28,423	85,367	85,243
Total Segments	64,216	64,425	189,870	195,526
Corporate depreciation and amortization	2,394	2,396	7,184	7,381
Total Consolidated	$66,610	$66,821	$197,054	$202,907

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2019	2018	2019	2018
Radiochemical Products	$331,988	$53,101	$680,990	$196,658
Cobalt Products	38,517	238,182	353,639	516,087
Nuclear Medicine Standards	180,828	164,759	509,571	553,995
Radiological Services	482,414	27,020	(107,541)	593,473
Fluorine Products	(36,026)	(29,865)	(113,448)	(92,777)
Total Segments	997,721	453,197	1,323,211	1,767,436
Corporate loss	(761,259)	(786,419)	(2,295,900)	(2,398,533)
Net Income (Loss)	$236,462	$(333,222)	$(972,689)	$(631,097)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2019	2018	2019	2018
Radiochemical Products	$3,994	$15,120	$18,839	$54,475
Cobalt Products	47,338	—	50,831	—
Nuclear Medicine Standards	1,750	569	6,700	22,630
Radiological Services	—	—	—	—
Fluorine Products	—	—	1,589	1,560
Total Segments	53,082	15,689	77,959	78,665
Corporate purchases	—	—	—	—
Total Consolidated	$53,082	$15,689	$77,959	$78,665

	September 30,	December 31,
Segment Assets	2019	2018
Radiochemical Products	$324,404	$344,994
Cobalt Products	3,273,835	2,611,939
Nuclear Medicine Standards	2,173,871	2,113,960
Radiological Services	101,267	281,077
Fluorine Products	5,506,274	5,590,053
Total Segments	11,379,651	10,942,023
Corporate assets	3,485,548	2,048,053
Total Consolidated	$14,865,199	$12,990,076

(12)      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no material items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding, but not limited to, the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the business prospects and growth projection for our business segments, the U.S. Food and Drug Administration (FDA) approval for certain of our products, the status of our proposed uranium de-conversion facility, expected cost savings, the timing of future cobalt deliveries, and our ability to recoup all costs associated with the contamination event at an off-site location in the State of Washington, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 22, 2019 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

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

In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it had gained the ability to exercise significant management control over the operations of RadQual. Because of this increased management ability and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 2017. See Note 4 “Investment and Business Consolidation” to our unaudited consolidated financial statements in this Quarterly Report for additional information.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue for the three months ended September 30, 2019 was $2,337,488 as compared to $2,680,760 for the same period in 2018, an overall decrease of $343,272, or approximately 13%. This decrease in revenue was largely the result of decreased revenue in our cobalt products segment, offset by increased revenue in our radiochemical products segment and radiological services segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2019 and 2018:

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2019	2018	$ change	% change
Radiochemical Products	$936,656	$471,734	$464,922	99%
Cobalt Products	97,849	1,104,462	(1,006,613)	-91%
Nuclear Medicine Standards	1,022,291	957,632	64,659	7%
Radiological Services	280,692	146,932	133,759	91%
Fluorine Products	—	—	—	0%
Total Consolidated	$2,337,487	$2,680,760	$(343,272)	-13%

Cost of sales decreased to $1,224,804 for the three months ended September 30, 2019 from $1,669,107 for the same period in 2018. This is a decrease of $444,303, or approximately 27%. The decrease in cost of sales was primarily due to the decreased sales activity in the cobalt products business segment, as discussed in detail below. Gross profit for the three months ended September 30, 2019 was $1,112,683, compared to $1,011,653 for the same period in 2018. This represents an increase in gross profit of $101,030, or approximately 10%, and is primarily due to the increase in gross profit in the radiochemical products segment.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2019 and 2018:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2019	2019	2018	2018
Total Sales	$2,337,487		$2,680,760
Cost of Sales
Radiochemical Products	$384,586	16%	$349,012	13%
Cobalt Products	18,396	1%	796,365	30%
Nuclear Medicine Standards	439,458	19%	456,709	17%
Radiological Services	382,365	16%	67,021	3%
Fluorine Products	—	—	—	—
Total Segments	1,224,804	53%	1,669,106	62%

Gross Profit	$1,112,683		$1,011,654
Gross Profit %	48%		38%

Operating expense increased approximately 9% to $1,293,898 for the three months ended September 30, 2019, from $1,186,945 for the same period in 2018. This increase of $106,953, is primarily due to an approximate 6% increase in General, Administrative and Consulting costs combined with an approximate 17% increase in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased legal and general operating supply costs incurred during the three months ended September 30, 2019, as compared to the same period in 2018. The increase in Salaries and Contract Labor was a result of adding staff to our payroll. Research and Development costs decreased to $65,995, for the three months ended September 30, 2019, as compared to $86,710, for the same period in 2018. This is a decrease of $20,715, or approximately 24% and is primarily the result of a decrease in expenditures for product development in several of our business segments for the three months ended September 30, 2019, as compared to the same period in 2018.

The following table presents a comparison of total operating expense for the three months ended September 30, 2019 and 2018:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2019	2018	% change	$ change
Salaries and Contract Labor	$650,363	$556,432	17%	$93,931
General, Administrative and Consulting	577,540	543,803	6%	33,737
Research and Development	65,995	86,710	-24%	(20,715)
Total operating expenses	$1,293,898	$1,186,945	9%	$106,953

Other income was $693,639 for the three months ended September 30, 2019, as compared to other income of $11,599 for the same period in 2018. This is an increase of $682,040. The increase is primarily due to income and expenses related to the costs resulting from the contamination event that occurred at an offsite location in the state of Washington in May 2019. For the three months ended September 30, 2019, net income for this cleanup was $681,502. This is a combination of expenses related to the cleanup of $618,954, offset by cost recoveries of $1,300,456 related to these expenses and related expenses incurred in periods prior to the three months ended September 30, 2019. During the three months ended September 30, 2019, the Company received $330,039 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $970,417 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These reimbursements and estimated additional cost recoveries are recorded as “other income” in the Company’s Condensed Consolidated Statements of Operations. For more information, please see Note 8 “Commitments and Contingencies” to our unaudited consolidated financial statements in this Quarterly Report

Interest expense for the three months ended September 30, 2019 was $146,620, compared to $125,789 for the same period in 2018. This is an increase of $20,831, or approximately 17%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended September 30, 2019, we accrued dividends payable of $63,195, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. In April 2019, we agreed to modify our cobalt supply agreement with one of our cobalt customers. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that we refund $2,182,142 for prior year undelivered material. We have been able to contract for the sale of this cobalt to a separate new customer for approximately the same amount. Approximately $1,050,000 of this refund will include interest at 12% per year, payable over a one-year period on a portion of that amount. Interest for this refund for the three months ended September 30, 2019 was $21,314 whereas there was no similar interest expense for the same period in 2018. Interest was also paid on a loan for a vehicle purchased in May 2016. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net income for the three months ended September 30, 2019, was $236,462, compared to a net loss of ($333,222), for the same period in 2018. This is an increase in net income of $569,684 and is a result of timing of recognition for estimated cost recovery of expenses related to the cleanup of the contamination event that occurred at an offsite location in the State of Washington, as discussed above. For the three months ended September 30, 2019, the Company recognized $1,300,456 of other income for estimated cost recovery as compared to $618,954 of other expenses related to these cleanup operations. The additional $681,502 of cost recovery income recognized in excess of expenses is related to recovery of expenses that occurred in prior periods.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended September 30, 2019 was $936,656, compared to $471,734 for the same period in 2018. This is an increase of $464,922, or approximately 99%. The increase is primarily the result of payments related to our contract manufacturing operations.

Gross profit for radiochemical products for the three months ended September 30, 2019 was $552,070, compared to $122,722, for the same period in 2018, and gross profit percentages were approximately 59% and 26% for the three months ended September 30, 2019 and 2018, respectively. The increase is gross profit is due to payments related to our contract manufacturing operations, the result of improvements in the utilization of raw material purchased, and a reduction in freight charges realized by shifting to a domestic supplier of raw materials. We expect these cost savings to continue in future periods. Cost of sales for radiochemical products increased to $384,586 for the three months ended September 30, 2019, as compared to $349,012 for the same period in 2018. This is an increase of $35,574, or approximately 10%, and was primarily the result of an increase in sales. Operating expense for this segment increased to $220,082 for the three months ended September 30, 2019, compared to $69,621 for the same period in 2018. This increase in operating expense of $150,461, or approximately 216%, is primarily due to additional labor costs, costs related to our aNDA application, repairs to equipment, and costs incurred for contract manufacturing. This segment reported net income of $331,988 for the three months ended September 30, 2019, as compared to net income of $53,101 for the same period in 2018. The increase in net income of $278,887 or approximately 525%, is primarily the result of payments related to our contract manufacturing operations.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended September 30, 2019 was $97,849, compared to $1,104,462, for the same period in 2018. This represents a decrease of $1,006,613, or approximately 91%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR). We have not been able to obtain cobalt from the ATR reactor since late 2013. However, we were able to contract with another supplier for the purchase of cobalt material during the three months ended September 30, 2018 and were able to manufacture products for customers using that material. In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes approximately four to five years to irradiate the cobalt targets to the desired level of activity, but cobalt material was not available in 2019 due to delays in the operating schedule of the DOE’s ATR. Because of these delays, we have deferred customer sales until cobalt deliveries from the ATR begin. We are expecting these deliveries to start during the first quarter of 2020 and will then continue on a somewhat regular basis thereafter.

As of September 30, 2019, we continued to hold many in-progress, old design cobalt targets at the ATR. We believe that many of the older design targets we hold at the ATR, and that we report as inventory, still hold significant market value in excess of their current carrying values and we have concluded that no impairment existed at that time. We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our consolidated balance sheet. During the three months ended September 30, 2019, we began supplying material to some customers and have accordingly recognized approximately $5,000 of revenue as a result of these deliveries. Additional deliveries are anticipated to occur in 2020 and beyond and will, therefore, allow us to start recognizing this revenue.

In April 2019, because of our inability to supply high specific activity cobalt material produced by the DOE’s ATR in 2018 and 2019, we modified our supply agreement with one of our major cobalt customers. The modification included our agreement to reduce the customers cobalt purchase obligations in future years and we agreed to refund approximately $2,182,142. Approximately $1,050,000 of this refund is for payments received from this customer for prior year undelivered material and will include interest at 12% per year, payable over a one-year period on a portion of the payments. We have also agreed with this customer to allow them to cancel some orders for material in future years and refund approximately $1,100,000 paid for material that was to have been delivered. There will be no interest charge on this portion of the refund. In addition, we have identified another customer ready to purchase all of this material. As a result, we do not anticipate any net negative impact to cobalt product sales because sales under the new agreement are expected to completely offset refunds made under the old agreement. Accordingly, we will classify refund payments due within one year as a short-term liability and payments due beyond one year as a long-term liability, rather than as short-term deferred revenue on our consolidated balance sheets.

Cost of sales for the three months ended September 30, 2019, was $18,396, as compared to $796,365, for the same period in 2018. Gross profit for cobalt products for the three months ended September 30, 2019 was $79,453 compared to $308,096 for the same period in 2018. This is a decrease of $228,643, or approximately 74% and is primarily attributable to our decrease in source manufacturing for the three months ended September 30, 2019, as compared to the same period in 2018. Our gross profit percentages were approximately 81% and 28% for the three-month periods ended September 30, 2019 and 2018, respectively. The increase in the gross profit percentage for the three months ended September 30, 2019 is primarily due to decreased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment decreased to $40,936 for the three months ended September 30, 2019, from $69,914 for the same period in 2018. This is a decrease of $28,978, or approximately 41%. This is due to a decrease in labor costs for the period. Our net income for cobalt products was $38,517 for the three months ended September 30, 2019, as compared to a net income of $238,182 for the same period in 2018. The decrease in net income of $199,665, or approximately 84%, was attributable to the decreased sales during the quarter.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended September 30, 2019, was $1,022,291, compared to $957,632 for the same period in 2018. This represents an increase in revenue of $64,659, or approximately 7%. As previously discussed, after a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated.

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

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2019, was $439,458, as compared to $456,709 for the same period in 2018. The decrease in cost of sales in the period-to-period comparison of $17,251, or approximately 4%, was due to slight decreases in material purchased for source manufacturing for the three-month period ended September 30, 2019, as compared to the same period in 2018. Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2019 was $582,833 compared to $500,923 for the same period in 2018. This is an increase in gross profit of $81,910, or approximately 16%. The increase in gross profit in the period-to-period comparison is primarily the result of the increased sales and increase gross profit percentages. Our gross profit percentages were approximately 57% and 52% for the three-month periods ended September 30, 2019 and 2018, respectively. The increase in the gross profit percentage for the three months ended September 30, 2019 is primarily due to increased sales prices.

Operating expense for this segment for the three months ended September 30, 2019 increased to $402,005, from $351,162 for the same period in 2018. This is an increase of $50,843, or approximately 14%, and includes consolidated net operating expense reported for RadQual of $83,202 and non-controlling member interest expense of $130,934, for the three months ended September 30, 2018, as compared to $132,221 of net operating expense and non-controlling member interest expense of $42,006 for the same period in 2018. Net operating expense included for TI Services was $31,527 for the three months ended September 30, 2019, and $29,022 for the same period in 2018. TI Services non-controlling interest included was $1,730 for the three-month period ended September 30, 2019, as compared to 4,449 for the same period in 2018. Net income for this segment for the three months ended September 30, 2019 was $180,828, compared to $164,759 for the same period in 2018. This is an increase in net income of $16,069, or approximately 10% and is primarily the result of increased sales and increased gross profit percentage reported for the three months ended September 30, 2019, as compared to the same period in 2018.

Radiological Services. Revenue from all radiological services for the three months ended September 30, 2019 was $280,692, compared to $146,932, for the same period in 2018, an increase of $133,760 or approximately 91%. The majority of our revenue in this segment is generated by the performance of activities in connection with contracts for the DOE and the IAEA. The increase in the revenue for the period comparison is the result of the random timing of the work performed by us for these agencies. These contracts are historically awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in radiological services revenue. The work performed for the DOE and the IAEA includes services to support recovery of disused sources and installation or removal of certain devices.

Cost of sales for the three months ended September 30, 2019, was 382,365, as compared to 67,022, for the same period in 2018. Gross profit (loss) for this segment for the three months ended September 30, 2019 was ($101,673), compared to $79,911, reported for the same period in 2018. The decrease in gross profit of $181,584, or approximately 227%, is the result of costs for the source removal service contract performed in the State of Washington. The radiological contamination event that occurred while performing this contract created complexities that caused labor and other expenses required to complete this contract to increase significantly over the original estimate. Operating expense for the three months ended September 30, 2019 was $97,415, as compared to $52,891, reported for the same period in 2018. This increase of $44,524, or approximately 84%, is the result of an increase in costs of labor and professional fees.

During the three months ended September 30, 2019, the Company incurred $618,954 in expenses related to the radiological contamination event and its cleanup. These costs are recorded as “other expense” in the Company’s Condensed Consolidated Statements of Operations. During the three months ended September 30, 2019, the Company received $330,039 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $970,417 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These actual and estimated reimbursements are recorded as “other income” in the Company’s Condensed Consolidated Statements of Operations. For more information, please see Note 8 “Commitments and Contingencies” to our unaudited consolidated financial statements in this Quarterly Report.

Net income for this segment for the three months ended September 30, 2019 was $482,414, compared to net income of $27,020, for the same period in 2018. This is an increase in net income of $455,394 is the result of timing of recognition of cost recovery for expenses associated with clean-up operations related to the contamination event as noted above.

Fluorine Products. There was no revenue to report from the fluorine products segment for the three months ended September 30, 2019, or for the same period in 2018. During the three months ended September 30, 2019, we incurred $36,026 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $29,865 for the same three-month period in 2018. The increase of $6,161, or approximately 21% is the result of increased costs for professional services recorded in the period-to-period comparison.

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. We will continue to limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials until such time that we decide to resume the project.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue for the nine-month period ended September 30, 2019 was $7,001,179, as compared to $7,874,092 for the same period in 2018, a decrease of $872,913, or approximately 11%. This decrease in revenue was largely the result of decreased revenue in our cobalt products segment and radiological services segment, offset by increased revenue in our radiochemical products segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2019 and September 30, 2018:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2019	2018	$ change	% change
Radiochemical Products	$2,173,995	$1,657,619	$516,376	31%
Cobalt Products	687,176	1,757,008	(1,069,832)	-61%
Nuclear Medicine Standards	3,053,909	2,922,419	131,490	4%
Radiological Services	1,086,098	1,537,046	(450,948)	-29%
Fluorine Products	—	—	—	0%
Total Consolidated	$7,001,179	$7,874,092	$(872,914)	-11%

Gross profit for the nine-month period ended September 30, 2019 was $3,716,562, compared to $3,399,013, for the same period in 2018. This represents an increase of $317,549 or approximately 9%. This increase in gross profit was largely the result of increased revenue in our radiochemical products segment, offset by, decreased revenue in our cobalt products segment and radiological services segment as discussed in detail below.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2019 and 2018:

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2019	2019	2018	2018
Total Sales	$7,001,179		$7,874,092
Cost of Sales
Radiochemical Products	$1,002,723	14%	$1,280,064	16%
Cobalt Products	190,034	3%	1,059,608	13%
Nuclear Medicine Standards	1,357,299	19%	1,386,818	18%
Radiological Services	734,560	10%	748,589	10%
Fluorine Products	—	0%	—	0%
Total Segments	3,284,617	47%	4,475,078	56%

Gross Profit	$3,716,562		$3,399,014
Gross Profit %	53%		43%

Operating expenses were $3,837,743 for the nine-month period ended September 30, 2019, compared to $3,624,094 for the same period in 2018. This represents an increase of $213,649, or approximately 6%. This increase is primarily due to an approximate 9% increase in General, Administrative and Consulting costs combined with an approximate 11% increase in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased legal and general operating supply costs incurred during the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in Salaries and Contract Labor was a result of adding staff to our payroll. Research and Development costs decreased to $162,653, for the nine months ended September 30, 2019, as compared to $277,594, for the same period in 2018. This is a decrease of $114,941, or approximately 41% and is primarily the result of a decrease in expenditures for product development in several of our business segments for the nine months ended September 30, 2019, as compared to the same period in 2018.

The following table shows total operating expenses for the nine-month period ended September 30, 2019 and 2018:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2019	2018	% change	$ change
Salaries and Contract Labor	$1,870,107	$1,686,949	11%	$183,158
General, Administrative and Consulting	1,804,983	1,659,551	9%	145,432
Research and Development	162,653	277,594	-41%	(114,941)
Total operating expenses	$3,837,743	$3,624,094	6%	$213,649

Other expense was $149,389 for the nine months ended September 30, 2019, as compared to other income of $64,580 for the same period in 2018. This is an increased expense of $213,969. The increase is primarily due to income and expenses related to the costs resulting from the contamination event that occurred at an offsite location in the state of Washington in May 2019. For the nine months ended September 30, 2019, net expense for this cleanup was $206,184. This is a combination of expenses related to the cleanup of $2,141,559, offset by cost recoveries of $1,935,375 related to these expenses and related expenses incurred in periods prior to the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company received $964,958 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $970,417 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These reimbursements and estimated additional cost recoveries are recorded as “other income” in the Company’s Condensed Consolidated Statements of Operations. For more information, please see Note 8 “Commitments and Contingencies” to our unaudited consolidated financial statements in this Quarterly Report

Interest expense for the nine months ended September 30, 2019 was $397,539, compared to $347,705 for the same period in 2018. This is an increase of $49,834, or approximately 14%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February and May 2017. For the nine months ended September 30, 2019, we accrued dividends payable of $178,733 which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $96,251 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. In April

2019, we agreed to modify our cobalt supply agreement with one of our cobalt customers. The modification was necessary to address the delays to cobalt delivery in 2018 and 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that we refund $2,182,142 for prior year undelivered material. Approximately $1,050,000 of this refund will include interest at 12% per year, payable over a one-year period on a portion of that amount. Interest for this refund for the nine months ended September 30, 2019 was $39,467 whereas there was no similar interest expense for the same period in 2018. Interest was also paid on a loan for a vehicle purchased in May 2016. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the nine-month period ended September 30, 2019, was ($972,689) as compared to ($631,097) for the same period in 2018. This is an increase in loss of $341,592 or approximately 54%. This increase in net loss is a result of net other expense income of $206,184 related to the cleanup from the radiological contamination event described under Radiological Services. Additionally, we had decreases in net income in Cobalt products and Radiological Services business segments that were partly offset by an increase in net income in our Radiochemical Products business segment.

Radiochemical Products. Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2019 was $2,173,995 compared to $1,657,619 for the same period in 2018. This is an increase of $516,376, or approximately 31%. The major contributor to increased revenue was the addition of revenue from contract manufacturing operations in the third quarter 2019.

Cost of sales was $1,002,723 for the nine-month period ended September 30, 2019, and $1,280,064 for the same period in 2018. This is a decrease of $277,341, or approximately 22%. This decrease is primarily the result of improvements in the utilization of raw material purchased in this segment, in the nine-month comparison. Additionally, our material costs decreased due to a reduction in freight charges as a result of changing the purchases of some raw material from international to domestic suppliers thereby eliminating international shipping and customs fees. We expect these cost savings to continue in future years.

Gross profit percentages for our radiochemical products for the nine months ended September 30, 2019 and 2018 were approximately 54% and 23%, respectively. Operating expense for this segment for the nine-month period ended September 30, 2019 was $489,603, compared to $180,897 for the same period in 2018. This is an increase of $308,706, or approximately 171%, and is primarily due primarily due to increased salaries and wages, costs related to our generic drug application with FDA, repairs to equipment, and costs incurred for contract manufacturing. Net income for this segment increased to $680,990 for the nine-month period ended September 30, 2019, from $196,658 for the same period in 2018. This increase of $484,332, or approximately 246%, is primarily the result of payments related to our contract manufacturing and supply agreement with one customer. Other changes were the decrease in cost of goods sold as discussed above and an increase in operating expenses as discussed above.

Cobalt Products. Revenues from the sale of cobalt products for the nine-month period ended September 30, 2019 were $687,177, compared to $1,757,008 for the same period in 2018. This is a decrease of $1,069,831, or approximately 61%, and is the result of decreased Cobalt Sealed Source Manufacturing. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s ATR. Although we have not been able to obtain cobalt from the ATR reactor since late 2013, we have been able to contract with another supplier for the purchase of cobalt material and during the nine months ended September 30, 2018, we were able to resume manufacturing some products for customers using that material. We have continued to experience delays in the delivery of cobalt material from the DOE’s ATR and because of these delays, we have not been able to supply cobalt products during 2019. In November 2018, we entered into a new supply agreement with an additional customer under which we will begin delivering cobalt material in early 2020.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes approximately four to five years to irradiate the cobalt targets to the desired level of activity, but cobalt material was not available in 2019 due to delays in the operating schedule of the DOE’s ATR. Because of these delays, we have deferred customer sales until cobalt deliveries from the ATR begin. We are expecting these deliveries to start during the first quarter of 2020 and will then continue on a somewhat regular basis thereafter.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our consolidated balance sheet. During the nine months ended September 30, 2019, we began supplying material to some customers and have accordingly recognized approximately $107,500 of revenue as a result of these deliveries. Additional deliveries are anticipated to occur in 2020 and beyond which we expect should allow us to start recognizing this revenue.

In April 2019, because of our inability to supply high specific activity cobalt material produced by the DOE’s ATR in 2018 and 2019, we modified our supply agreement with one of our major cobalt customers. The modification included our agreement to reduce the customers cobalt purchase obligations in future years and we agreed to refund approximately $2,182,142. Approximately $1,050,000 of this refund is for payments received from this customer for prior year undelivered material and will include interest at 12% per year, payable over a one-year period on a portion of the payments. We have also agreed with this customer to allow them to cancel some orders for material in future years and refund approximately $1,100,000 paid for material that was to have been delivered. There will be no interest charge on this portion of the refund. In addition, we have identified another customer ready to purchase all of this material. As a result, we do not anticipate any net negative impact to cobalt product sales because sales under the new agreement are expected to completely offset refunds made under the old agreement. Accordingly, we will classify refund payments due within one year as a short-term liability and payments due beyond one year as a long-term liability, rather than as short-term deferred revenue on our consolidated balance sheets.

Cost of sales for the nine months ended September 30, 2019, was $190,034, as compared to $1,059,608, for the same period in 2018. Gross profit for cobalt products for the nine months ended September 30, 2019 was $497,142 compared to $697,400 for the same period in 2018. This is a decrease of $200,258, or approximately 29% and is primarily attributable to our decrease in source manufacturing for the nine months ended September 30, 2019, as compared to the same period in 2018. Our gross profit percentages were approximately 72% and 40% for the nine-month periods ended September 30, 2019 and 2018, respectively. The increase in the gross profit percentage for the nine months ended September 30, 2019 is primarily due to decreased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment decreased to $143,503 for the nine months ended September 30, 2019, from $181,313 for the same period in 2018. This is a decrease of $37,810, or approximately 21%. Our net income for cobalt products was $353,639 for the nine months ended September 30, 2019, as compared to a net income of $516,087 for the same period in 2018. The decrease in net income of $162,448 or approximately 31%, was attributable to the decrease in revenue for the nine months ended September 30, 2019, as compared to the same period in 2018.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the nine-month period ended September 30, 2019 was $3,053,909 compared to $2,922,419 for the same period in 2018. This represents an increase in revenue attributable to this segment of $131,490, or approximately 4%.

As previously discussed, after the 2017 change in the member ownership of RadQual we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and sales of TI Services, a 50/50 joint venture that we formed with RadQual in December 2010, to distribute products and services for nuclear medicine, nuclear cardiology, and PET imaging. All intercompany sales for the consolidated period have been eliminated.

Gross profit for the nine-month period ended September 30, 2019 was $1,696,610, as compared to $1,535,601 for the same period in 2018, an increase of $161,009, or approximately 10%. Operating expense for this segment for the nine-month period ended September 30, 2019 increased to $1,187,038, from $1,002,314 for the same period in 2018. This is an increase of $184,724 or approximately 18% and includes consolidated net operating expense reported for RadQual of $334,658 and non-controlling member interest expense of $310,528, for the nine months ended September 30, 2019, compared to consolidated net operating expense of $370,342 and non-controlling member interest expense of $126,334, for the nine months ended September 30, 2018. Net income for this segment for the nine-month period ended September 30, 2019, decreased to $509,572, approximately 4%, from $553,287 for the same nine-month period in 2018.

Radiological Services. The radiological services segment reported revenue of $1,086,098 for the nine-month period ended September 30, 2019 compared to $1,537,046 for the same period in 2018. This is a decrease of $450,948, or approximately 29%. The majority of our revenue in this segment is generated by the performance of activities in connection with contracts for the DOE and the IAEA. The decrease in the revenue for the period comparison is the result of the random timing of the work performed by us for these agencies. These contracts are historically awarded sporadically over time and thus will continue to create fluctuations in the period-to-period comparisons in radiological services revenue.

Gross profit was $351,538 for this segment for the nine months ended September 30, 2019, and $788,457 for the same period in 2018. This is a decrease in gross profit of $436,919, or approximately 55% and is the result of decreased revenue reported in this business segment and increased costs associated with radiological services contracts, specifically the recovery from the radiological contamination event in the state of Washington. Operating costs were $252,895 and $194,984 for the nine months ended September 30, 2019 and 2018, respectively. The increase in operating expense of $57,911, or approximately 30%, is due to increased professional services.

During the nine months ended September 30, 2019, the Company incurred $2,141,559 in expenses related to the contamination and its cleanup. These costs are recorded as “other expense” in the Company’s Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2019, the Company received $964,958 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $970,417 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These actual and estimated reimbursements are recorded as “other income” in the Company’s Condensed Consolidated Statements of Operations. For more information, please see Note 8 “Commitments and Contingencies” to our unaudited consolidated financial statements in this Quarterly Report

Net loss for the nine-month period ending September 30, 2019, was ($107,541), as compared to net income $593,473 for the same period in 2018.

Fluorine Products. There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2019 or for the same period in 2018. During the nine months ended September 30, 2019, we incurred $113,448 of expense related to essential items in support of future planning and design for the proposed de-conversion facility, as compared to $92,777 for the same nine-month period in 2018. The increase of $20,671, or approximately 22% is the result of increased travel, license and permit, and professional services expenses in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had cash and cash equivalents of $505,400 as compared to $828,039 at December 31, 2018. This is a decrease of $322,639 or approximately 39%. For the nine months ended September 30, 2019, net cash provided in operating activities was $208,004 and for the nine months ended September 30, 2018, net cash used in operating activities was $329,222. The increase in cash provided in operating activities and decrease in cash and cash equivalents at period end in the period-to-period comparison is the result of increased accounts payable reported partially offset by a decrease in inventories and prepaids.

Inventories at September 30, 2019 totaled $3,430,061, and inventories at December 31, 2018 totaled $2,765,729. A significant amount of our inventory consists of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. At September 30, 2019, this raw cobalt material inventory accounted for approximately 89% of our work-in-process inventory. At December 31, 2018, this in-process raw material inventory accounted for approximately 89% of our work in process inventory. We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company. As of September 30, 2019, we determined that no impairment of this raw material inventory was necessary.

Cash used in investing activities was $76,259 for the nine months ended September 30, 2019, and cash used in investing activities was $78,665 for the same period in 2018. The cash used for the nine months ended September 30, 2019, and for the same period in 2018, was for the purchase of equipment and other costs related to the radiological contamination event in the State of Washington.

Financing activities used cash of $444,047, during the nine months ended September 30, 2019, and cash provided by financing activities for the same period in 2018 was $189,308. During the nine months ended September 30, 2019, cash paid for interest was $115,718 and during the same nine-month period in 2018, cash paid for interest was $48,249. Additionally, during the nine months ended September 30, 2019, we received $5,036 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $4,839 for the same period in 2018.

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

Total decrease in cash for the nine-month period ended September 30, 2019, was $312,302 compared to a cash decrease of $218,579 for the same period in 2018.

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

At September 30, 2019, there were 20,090,000 outstanding warrants to purchase our common stock. Included in this number are 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the “2013 Promissory Note”). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 warrants to purchase shares of our common stock at $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 warrants to purchases shares of our common stock at $0.06 per share. The warrants were immediately exercisable. In December 2016, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2022, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 warrants expired. At September 30, 2019, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $174,234. Interest expense recorded for the nine-month period ended September 30, 2019, was $22,500.

In March 2016, we entered into a note payable for the purchase of a vehicle. The principal amount financed was $47,513. The term of the note is six years and the note carries an interest rate of 6.66%. Monthly payments are $805, and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

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

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a short-term promissory note (the “2018 Promissory Note”). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note is unsecured and was originally scheduled to mature on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019, with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note on February 12, 2019, the maturity date was extended to July 31, 2019, with all other terms remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in August 2019, the maturity date was extended to January 31, 2020, and the note was modified to be secured. At September 30, 2019, accrued interest on the 2018 Promissory Note totaled $10,370.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2019, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer

