Form 10-K
period 2019-12-31
INTERNATIONAL ISOTOPES INC
filed 2020-03-30
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 28, 2019, the last business day of the registrant’s second fiscal quarter, was approximately $24 million. For purposes of this calculation, all directors and executive officers of the registrant and holders of 10% or more of the registrant’s common stock are assumed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 16, 2020, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 420,301,226 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

2

INTERNATIONAL ISOTOPES INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. Words such as: “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: the expected growth in business segment revenues, our expansion into new markets, the ability of our products to compete with several larger companies and products, the results of market studies used to support our business model, our anticipated improvement in economic conditions, the expected increased revenue resulting from sales the newly U.S. Food and Drug Administration (FDA)-approved sodium iodide product, our ability to successfully and profitability manufacture products under Progenics (as defined herein) manufacturing and supply agreement, our ability to continue cobalt-60 production, the commercial opportunity of the proposed depleted uranium and fluorine extraction processing facility, and the sufficiency of our available cash and revenues from operations to meet our operating needs, are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” in this Annual Report. That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the other reports that we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.	BUSINESS

General Business and Products Description

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards and provides radiochemicals for clinical research and life sciences. The Company also produces a variety of cobalt-60 products and provides contract manufacturing services of radiopharmaceutical and radiochemical products for clients.

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

During 2019, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2019, we:

•	Supported the review and approval by the FDA of our abbreviated new drug application (ANDA). FDA approval of our ANDA was received in February 2020;

•	Increased gross profit percentage by approximately 7%;

•	Entered into a manufacturing and supply agreement with Progenics Pharmaceuticals Inc. (Progenics). Under this agreement, the Company will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products;

•	Completed an expansion of the facility and installed equipment necessary to support the contract manufacturing opportunity with Progenics and allow for additional product manufacturing opportunities as well. The Company expects to begin commercial manufacturing of the Progenics products during 2020;

•	Expanded sales of our nuclear medicine products through exercising our management opportunity with RadQual, LLC (RadQual). In particular, increased our international sales by utilizing the marketing and distribution expertise of our joint venture with RadQual, TI Services, LLC (TI Services); and

•	Maintained our relationships in Lea County, New Mexico (location of our proposed de-conversion facility) and continued to pursue opportunities to obtain additional contracts for depleted uranium de-conversion services related to our proposed de-conversion project.

In 2020, we plan to continue efforts to further expand and improve upon our operations in our core business segments. We intend to continue to invest in these segments and work to pursue product development, reduce production costs and expand sales in each of them. The following paragraphs provide a brief description of each of our business segments. Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 15 to our Consolidated Financial Statements which begin on page F-7.

Nuclear Medicine Standards

This segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. These products are manufactured through an exclusive manufacturing agreement with RadQual, of which we own a 24.5% interest. In August 2017, affiliates of the Company purchased the remaining 75.5% interest of RadQual and at that time we were named as one of two managing members of RadQual. As a result of this ownership change, we gained significant influence in management decisions with regard to RadQual’s business operations. We have a manufacturing agreement with RadQual, that provides that we will manufacture sources exclusively for RadQual and will not manufacture products that would directly compete with RadQual sources.

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

Although bulk cobalt sales have historically accounted for a significant amount of the total revenue from this business segment, during the past several years we have not had any bulk sales because of an interruption in cobalt production in the DOE’s Advanced Test Reactor (ATR) located in Idaho. Through continued work with the DOE, a new cobalt target was designed and in October 2014 we entered into a ten-year agreement with the DOE for the irradiation of the new target design. We had expected our supply of cobalt material from the ATR to resume in 2019. However, due to extended reactor shut downs during the year, and a slower than expected production rate of cobalt-60 in the new target design we now expect our supply of cobalt material from the ATR to resume in the first quarter of 2020. Subsequent to completing the agreement with the DOE, we entered into contracts with several customers for the sale of this material. In accordance with those agreements, we began receiving pre-payments from customers on future cobalt shipments which we recorded as unearned revenue. To fulfill our supply agreements with these customers, we were able to identify a secondary supplier of cobalt to satisfy the terms of our supply agreements. Accordingly, at the time of shipment, customer payments previously recorded as deferred revenue were reclassified as revenue.

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

We also own older cobalt targets stored at the ATR that hold significant market value to us assuming the material is recoverable. Through working with the DOE, we have determined a feasible and cost-effective method of transfer and shipping for these targets and hope to begin shipping them to our facility in sometime in 2020. We will re-evaluate the market value of all remaining older cobalt target material at the end of 2020.

Radiochemical Products

This segment includes the production and distribution of various isotopically pure radiochemicals for medical, industrial, and research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer and market demands. Sodium Iodide (Iodine-131) radiochemical product has accounted for the largest portion of sales within this segment during 2019 and 2018. We received FDA approval of our ANDA for our generic sodium iodide I-131 drug product in February 2020. Our generic sodium iodide drug product will be the only generic product of this type manufactured in North America and we believe the product will offer customers an attractive alternative to the single existing commercial drug product being sold in the U.S. We have several suppliers of sodium iodide from whom we purchased material during 2019 to produce this product in the most reliable manner possible.

Other less significant sales of radiochemical products in this segment consist of sales of isotopes such as Cobalt-57 (Co-57), Cesium-137 (Cs-137), Germanium – 68 (Ge-68), Sodium-22 (Na-22), and Barium-133 (Ba-133).

In April 2019, we entered into a manufacturing and supply agreement with Progenics. Under this agreement, we will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products. We completed an expansion to our existing facility and installed the equipment necessary to support this contract manufacturing opportunity. We expect to start commercial manufacturing during 2020. We also are in discussion with other companies about additional contract manufacturing opportunities of other drug or sterile products in the remaining space available within the new facility expansion.

Radiological Services

This segment includes a wide variety of services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and processing gemstones.

We are licensed through the Nuclear Regulatory Commission (NRC) to perform certain field service activities in connection with the DOE’s Orphan Source Recovery Program (OSRP). These activities include services to support recovery of disused sources under the DOE’s OSRP and installation or removal of certain cobalt therapy units. We designed and built a mobile hot cell unit to use in this field service work. The unique design of our mobile hot cell allows us to modify the hot cell’s interface with various therapy units or transportation containers in order to perform customized source removal which provides us with a significant competitive advantage over other techniques. Additionally, this unit has allowed us to expand our field service work to include similar international contract opportunities through the International Atomic Energy Agency (IAEA). This type of field service work generated 67% and 83% of the revenue within this business segment during 2019 and 2018 respectively.

On May 3, 2019, our Radiological Services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We supported an investigation, in conjunction with the DOE, to help determine the cause of this event. We are currently waiting for the results of this investigation. We supported the initial onsite contamination clean-up operations at that location as well as completed our contract for removal of the cesium source for shipment to an off-site location and the disassembly and removal of all Company equipment used in the facility for source removal. All of the Company operations at that site were successfully completed in August 2019. In relation to this event, the Company and the DOE have indefinitely put on hold or cancelled all contracts related to this type of work. We believe that the loss in revenue resulting from suspension of radiological field service work will be compensated for by increased revenues in our remaining business segments.

In January 2020 we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2020 and the Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

Fluorine Products and the Planned Uranium De-Conversion Facility

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

However, due to changes in the nuclear industry near the end of 2013, we placed further engineering work on the proposed uranium de-conversion facility on hold. We still anticipate a potential future need for a depleted uranium conversion facility and, therefore, we are keeping all licenses and permits current.

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

Nuclear Medicine Standards

Calibration and reference standards are required for the daily operational checks and calibration of the measurement of SPECT imaging devices frequently used in nuclear medicine. Calibration and quality assurance testing are required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. We exclusively manufacture many of these reference standard products for one customer, RadQual, which in turn has many distributors who make direct sales around the U.S. and internationally. We directly ship these products to all 50 states and many overseas locations. There is only one other major producer of these products in the world that directly competes with us for these products. Most of the products manufactured by our competitor are similar in design to our products because all must meet Original Equipment Manufacturer (OEM) dimensional and performance standards. However, we attempt to differentiate our products from our competitor’s products through increased levels of quality control and customer service. We are certified under ISO-9001:2015 and ISO-13485-2016 quality programs that have allowed us to start selling these products into several foreign countries that require this additional quality certification for manufacturers. We use a small number of suppliers for the isotopes and other materials used in manufacturing these nuclear medicine products, but if we were to lose any of these suppliers, others would be available. We are also working to expand the number and types of products that are manufactured in this segment.

Cobalt Products

Historically, we sold high-activity bulk cobalt to one customer that used it to fabricate several models of sealed sources for medical and industrial applications. In June 2012, a leak of a cobalt target at the ATR belonging to another commercial business resulted in the curtailment of all further cobalt handling and production activities at the ATR pending completion of several corrective actions. Due to this issue, we were forced to discontinue the irradiation of that cobalt target design. Aside from a few shipments in 2014 and 2016 we have not been able to process this old material. We believe that this older material will be recoverable from the targets and once we are able to ship the material to our facility, we can make this determination. Through collaboration with the DOE, we have determined a viable and cost-effective method of transporting this material to our facility and anticipate shipments to begin sometime during 2020.

In 2014, we entered into a new 10-year agreement with the DOE utilizing a new cobalt target design. Because of the lengthy irradiation time required we initially anticipated that cobalt shipments to customers would resume in late 2018. However, due to delays in the ATR operating schedule and slower than expected activation rates of cobalt-60 in the new target design, we now expect those shipments to begin during the first quarter of 2020 before the due date of this report. Our cobalt products are used in applications such as radiation therapy, security devices, radiography examination and in some commercial applications. While there are other technologies available to provide external radiation therapy, there are several new devices just gaining market approval that still depend on cobalt sources for their specialized applications. There are currently no other producers of high specific activity cobalt in the U.S., however, there is one producer of high specific activity material in Canada and in other parts of the world. In addition to us, there is only one other company in the U.S. currently licensed to handle large quantities of cobalt.

We manufacture cobalt sources as well as recycle used cobalt sources by recovering the cobalt for re-use in the manufacture of new sealed sources for teletherapy devices, irradiators, and other source applications. We are the only company in the U.S. that provides this unique service. There has been a significant increase in regulation by the NRC in recent years that has created a significant barrier to new entrants to this market. We expect steady demand for cobalt sealed source products over the next several years but are currently dependent upon our contract relationship with the DOE for access to its ATR in Idaho for a large portion of our cobalt production activities. The interruption to cobalt production experienced in 2012 had a significant negative impact on our cobalt products business segment, and although we currently have a ten-year irradiation contract in place with the DOE, future interruptions in the operation of the ATR could continue to have a negative impact on our cobalt products business segment. With our new cobalt production contract in place with the DOE we anticipate our market position in this business segment will become stronger in future years.

Radiochemical Products

In February 2020, our ANDA to the FDA for a generic radiochemical sodium iodide drug product was approved. We anticipate a start-up of commercial sales of the drug product in the first quarter of 2020 before the due date of this report. These sales should have a significant positive impact on our revenues for the remainder of 2020 and beyond. Our sodium iodide drug product is the only generic product of this type manufactured in North America. Currently, there is only one other existing commercial drug product being sold in the U.S. We are also considering other generic drug opportunities and plan to expand the range of FDA approved products offered within this business segment in the coming years.

We also supply radiochemical products in bulk form. The markets for most radiochemicals are highly competitive. The target markets for these products are customers who (1) incorporate them into finished industrial or medical devices; (2) use radioisotope products in clinical trials for various medical applications; or (3) further process and include the radioisotope products into pharmaceutical products approved by the U.S. FDA for labeled use in therapy or imaging.

In addition, we provide contract manufacturing of other drug products that are FDA approved or undergoing clinical trials. In 2019, we entered into a manufacturing and supply agreement with Progenics . Under this agreement, we will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products they are developing. We completed an expansion of our facility to support this new contract manufacturing opportunity. In addition to Progenics we are in discussion with several other companies regarding additional contract manufacturing business. We expect to start commercial manufacturing and distribution of the Progenics products later in 2020. We believe that we are uniquely qualified to offer this type of contract manufacturing service because we offer a unique combination of NRC licensing, current Good Manufacturing Practices (GMP) compliant operating facility, and trained personnel that gives us a competitive advantage in providing this service.

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

In the past several years, we have performed radiological field service activities involving installation or decommissioning of radiation devices in hospitals, research institutions, and various other commercial facilities. In 2012, we obtained our first amendment to our NRC license to permit certain field service activities and since that time we have performed radiological field service work including numerous contracts for field service activities in connection with the DOE’s OSRP program as well as contracts through the IAEA. We designed and built a mobile hot cell unit for use in this field service work and in 2014 and 2015 we were granted additional amendments to our NRC license that have allowed us to expand the types of services we can provide. The design of our mobile hot cell allows us to adapt it to work in various source removal situations that would not otherwise be possible. While there are other companies that compete with us for field services work, we believe our mobile hot cell gives us a unique competitive advantage in some of these opportunities. In May 2019, while performing a contract for the DOE, our field services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. In relation to this event, the DOE has indefinitely put on hold or cancelled all contracts related to this type of work. Pending our full examination of the incident and review of the accident investigation report being prepared by the DOE we have suspended any further radiological field service work. We believe that the loss in revenue resulting from suspension of radiological field service work will be compensated for by increased revenues in our remaining business segments.

In January 2020 we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2020 and the Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

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

We are also subject to inspection by the FDA to manufacture our sodium iodide I-131 product in compliance with our ANDA for sodium iodide I-131 and all applicable cGMP requirements for this and other contract manufactured products. We are registered with the FDA as a drug manufacturing facility and we are subject to periodic and random inspections by the FDA for the continued manufacture of drug products.

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

Environmental Compliance

We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations include, but are not limited to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA) and state statutes such as the Idaho Hazardous Waste Management Act, the LLRW Policy Act, NRC regulations concerning various irradiated, radioactive, and depleted uranium materials, and U.S. DOT regulations concerning shipment of radioactive materials. Certain of these laws and regulations can impose substantial fines and criminal sanctions for violations and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We have incurred, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. For the years ended December 31, 2019 and 2018, we incurred costs of approximately $101,633 and $153,000, respectively, for licensing and monitoring fees. In addition, changes in laws, regulations and enforcement of policies, or the imposition of new clean-up requirements or remedial techniques, could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Distribution Methods for Products

We sell our products directly to our customers who, in some cases, are both end users and distributors. We use common commercial carriers and our own transportation vehicles and personnel for delivery of our products. For smaller quantities of material, and overnight and next-day delivery, we utilize other commercial carriers.

Dependence on Customers

Historically, we have been dependent on one customer, RadQual, of which we own 24.5%, for a significant amount of our gross revenue. In August 2017, several affiliates of the Company purchased the remaining 75.5% and at that time, we were named as a managing member of RadQual. Our sales to RadQual for 2019 accounted for approximately 28% of our total gross revenue for 2019 and our sales to RadQual for 2018 totaled approximately 24% of our total gross revenue.

Combined sales, on which we are dependent, to our three largest customers, accounted for 36% of our total gross revenues in 2019 and accounted for 46% of our total gross revenues in 2018. We are making efforts to reduce our dependency on a small number of customers by expanding sales in both domestic and foreign markets and through our relationship with our joint venture, TI Services, to expand distribution of our nuclear medicine products. The change in ownership of RadQual and naming us as a managing member of RadQual business operations, has significantly reduced any risk associated with RadQual as a single major customer of ours.

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

Employees

As of December 31, 2019, we had 37 total employees, including 35 full-time employees.

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

Risks Related To Our Company Generally

We have incurred, and may continue to incur, losses.  We have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2019, we have generated $123,972,507 in revenues and an accumulated deficit (including preferred stock dividends and returns) in the amount of $128,064,385. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take, actions to improve our financial condition and results of operations. The availability of necessary working capital, however, is subject to many factors beyond our control, including, among other things, our ability to obtain financing on favorable terms, or at all, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

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

Our operations expose us to the risk of material environmental liabilities.  We are subject to potential material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The materials used in our operations expose us to risks of environmental contamination that could subject us to liability, including remediation obligations that could be very costly. In addition, the discovery of previously unknown contamination could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations. We have a Surety Bond in place supported by funds in a restricted cash account to provide the financial assurance required by the NRC for our Idaho facility license for decommissioning and a similar mechanism will be required to fund the decommissioning of the proposed new depleted uranium facility. However, if a contamination event occurred within, or outside of, our facility, we may be financially responsible to remediate such contamination and could have to borrow money or fund the remediation liability from our future revenue. We may not be able to borrow the funds, or have available revenue, sufficient to meet this potential liability, which could have a significant negative impact on our financial condition and results of operations.

On May 3, 2019, our Radiological Services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We supported an investigation, in conjunction with the DOE, to help determine the cause of this event. We are currently waiting for the results of this investigation. We supported the initial onsite contamination clean-up operations at that location as well as completed our contract for removal of the cesium source for shipment to an off-site location and the disassembly and removal of all Company equipment used in the facility for source removal. All of the Company operations at that site were successfully completed in August 2019. In relation to this event, the Company and the DOE have indefinitely put on hold or cancelled all contracts related to this type of work. To the extent that we are unable to replace the lost revenue with revenue from other sources, our business, results of operations and financial condition could be materially adversely affected.

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

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business.  Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required for the delivery of our goods and services are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace. For instance, an interruption in the supply of isotopes such as cobalt-57, cobalt-60, or iodine-131 could result in lost sales of nuclear medicine and calibration standards sales, cobalt product sales, and sodium iodide I-131 generic drug product.

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

Catastrophic events such as natural disasters, pandemics, including the novel strain of coronavirus (COVID-19), war and acts of terrorism could disrupt our business or the business of our suppliers or customers, and any such disruptions could have a negative impact on our operations, financial results and cash flow.  Our operations are at all times subject to the occurrence of catastrophic events outside our control, ranging from severe weather conditions such as hurricanes, floods, earthquakes and storms, to health epidemics and pandemics, to acts of war and terrorism. Any such event could cause a serious business disruption that could affect our ability to produce and distribute our products and possibly expose us to third-party liability claims. Additionally, such events could impact our suppliers, thereby causing energy and raw materials to become unavailable to us, and our customers, who may be unable to purchase or accept our products and services. Any such occurrence could have a negative impact on our operations and financial condition.

In addition, public health epidemics or outbreaks could adversely impact our business. For example, in December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could result in a widespread health crisis that could adversely affect the global economy and financial markets, resulting in an economic downturn, and could also adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and product development operations and could have an adverse impact on our operations, financial results and cash flow.

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

We are dependent on a limited number of customers in connection with some of our current business operations. During 2019 and 2018, sales to RadQual represented 28% and 24%, respectively, of our total gross revenue. Combined sales to our three top customers accounted for 36% and 46% of our total gross revenue during 2019 and 2018, respectively. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

We are subject to competition from other companies.  Each of our existing business areas has direct competition from other businesses. High-specific activity cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by one other major manufacturer in the U.S. We have one major competitor in the US for our sodium iodide I-131 drug product. Most of our radiochemicals are also manufactured by several other companies in the world, and there are other providers of radiological field services. Most of our competitors have significantly greater financial resources that could give them a competitive advantage over us.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us. As of December 31, 2019, there were approximately 17,736,000 shares of common stock issuable upon the exercise of vested stock options, at a weighted-average exercise price of $.05 per share. An additional 34,912,879 shares were reserved for issuance under our equity plans as of December 31, 2019. Our outstanding preferred stock and certain of our outstanding debt is also convertible into shares of our common stock at the holders’ option. In addition, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or fund our planned uranium de-conversion plant. Any such issuances will have the effect of further diluting the interest of the holders of our securities. Also, outstanding as of December 31, 2019, were Series M Warrants for the issuance of 17,165,000 shares of common stock and Series N Warrants for the issuance of 2,925,000 shares of common stock and Series O Warrants for the issuance of 20,250,000 shares of common stock. The weighted average exercise price for all outstanding warrants as of December 31, 2019 was $0.08 per share.

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

We will be subject to competition from the DOE and other companies.  While there are no currently operating commercial DUF6 de-conversion facilities in the U.S., the DOE is operating two de-conversion plants intended to process DUF6 from the DOE’s existing 1.5 billion-pound stockpile. Additionally, AREVA currently operates a de-conversion plant in France, Urenco is operating a conversion facility in the United Kingdom (U.K.), and the Russian State Atomic Energy Corporation ROSATOM has constructed a facility in Russia. We cannot assure you that the operators of the existing DUF 6 de-conversion facilities will not build additional facilities to expand their operations and compete with us in offering to provide de-conversion services or that commercial enrichment companies will not choose to ship their depleted DUF 6 overseas for processing in France, the U.K., or Russia.

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

On January 20, 2020 the Company entered into a new lease agreement of their main operating headquarters in Idaho Falls, Idaho. The lease is due to new and expanded facilities made available to the Company to fulfill new manufacturing contracts. The initial lease term is 10 years and provides an option to renew for an additional 5 years. The lease provides for the Company to expand its leased space as needed into additional areas of the building. The additional lease will result in an adjustment to the operating right-of-use asset and operating right of use liabilities on the balance sheet. The operating lease right-of-use asset and right-of-use liabilities will increase by approximately $1,400,000.

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

We are not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB under the trading symbol “INIS”.

As of March 3, 2020, there were 522 holders of record of our common stock.

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

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying financial statements and related notes thereto included in Item 8, “Financial Statements and Supplementary Data,” within this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” in Item 1A. of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

Overview

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards and provides radiochemicals for clinical research and life sciences. The Company also produces a variety of cobalt-60 products, and provides contract manufacturing services of radiopharmaceutical and radiochemical products for clients. A more detailed description of each of these product lines and services along with a description of our business segments can be found in Item 1, “Business” within this Annual Report.

During 2019, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2019, we:

•	Supported the review and approval by the FDA of our abbreviated new drug application for sodium iodide I-131 leading to FDA’s approval of that product in February 2020;

•	Increased gross profit percentage by approximately 7%;

•	Entered into a manufacturing and supply agreement with Progenics to provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products.

•	Completed an expansion of our existing facility to support the contract manufacturing opportunity with Progenics and others. The Company expects to start commercial production under that contract manufacturing agreement later in 2020.

•	Expanded sales of our nuclear medicine products through exercising our management opportunity with RadQual. In particular, increased our international sales by utilizing the marketing and distribution expertise of our joint venture with RadQual, TI Services; and

•	Maintained our relationships in Lea County, New Mexico (location of our proposed de-conversion facility) and continued to pursue opportunities to obtain additional contracts for depleted uranium de-conversion services related to our proposed de-conversion project.

Business Strategy and Core Philosophies

Broadly defined, our business strategy is to continue to build our reputation as a leader in the cobalt, radiochemical, and nuclear medicine product industries, and to maximizing the revenue potential of our new generic sodium iodine I-131 product and our expanded contract manufacturing capabilities. We will also continually seek ways to improve our customer service and expand our market share, with the ultimate goal of providing greater return to our shareholders. Specifically, we are continuously working with our customers to improve and develop products to better serve the needs of the end user which, ultimately, we believe will boost product sales. A key part of our short-term and long-term business strategy is to develop and market additional generic drug products, similar to our sodium iodide I-131 product, that will offer customers a high quality, reliable, and affordable products as well as increase our revenues. In addition, we will pursue financial support that will be structured in such a way to support further expansion of our products and services to exploit similar market opportunities.

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

Results of Operations

Following is a summary of results of operations for 2019:

•	Revenue in 2019 was approximately $9.0 million, which was a 14% decrease compared to 2018;

•	Our 2019 sales in our Nuclear Medicine Products and Radiochemical Products business segments increased by approximately 4% and 26% respectively as compared to 2018;

•	Our 2019 sales in Cobalt Products and Radiological Services declined by approximately 59% and 49% respectively as compared to 2018;

•	Our total gross profit rate increased from 45% in 2018 to 52% in 2019; and

•	Our operating costs for 2019 increased approximately 5% as compared 2018.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents comparative revenues for the years ended December 31, 2019 and 2018:

Revenues	For the year ended December 31, 2019	% of Total Revenues 2019	For the year ended December 31, 2018	% of Total Revenues 2018
Radiochemical Products	$2,852,207	32%	$2,264,007	21%
Cobalt Products	846,404	9%	2,041,579	20%
Nuclear Medicine Standards	3,925,303	44%	3,788,779	37%
Radiological Services	1,170,790	13%	2,274,458	22%
Flourine Products	160,500	2%	—	0%
Total Segments	$8,955,204	100%	$10,368,823	100%

Revenues

Total revenues in 2019 were $8,955,204, compared to $10,368,823 in 2018, which represents a decrease of $1,413,619, or approximately 14%. The performance of each segment is discussed below.

	For the year ended	For the year ended
Revenues	December 31, 2019	December 31, 2018	$ change	% change
Radiochemical Products	$2,852,207	$2,264,007	$588,200	26%
Cobalt Products	846,404	2,041,579	(1,195,175)	-59%
Nuclear Medicine Standards	3,925,303	3,788,779	136,524	4%
Radiological Services	1,170,790	2,274,458	(1,103,668)	-49%
Flourine Products	160,500	—	160,500
Total Segments	8,955,204	10,368,823	(1,413,619)	-14%
Corporate revenue	—	—	—	—
Total Consolidated	$8,955,204	$10,368,823	$(1,413,619)	-14%

Radiochemical Products

Sales of radiochemical products accounted for approximately 32% of our total sales revenue in 2019 and approximately 21% of total sales revenue in 2018. Sales in this segment increased by $588,200, or approximately 26% to $2,852,207 as compared to $2,264,007 in 2018. The increase is primarily the result of payments related to implementation of our contract manufacturing operations.

Within this segment, we currently distribute sodium iodide (I-131) as a radiochemical product. This product is being used for a variety of applications including use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. In February 2020, we received approval of an ANDA to the FDA for a sodium iodide radiopharmaceutical product for use in treatment of hyperthyroidism and carcinoma of the thyroid. We anticipate a start-up of commercial sales of the drug product in the first quarter of 2020 before the due date of this report. These sales should have a significant positive impact on our revenues for the remainder of 2020 in beyond. This is the first of several potential generic drug products we plan to submit to the FDA in the coming years. We believe that the product enhancements we have made, in addition to the generic drug products we plan to submit to the FDA, should increase future sales in this business segment.

Additionally, we provide contract manufacturing of radiochemical products for our customers. In 2019, we entered into a manufacturing and supply agreement with Progenics. We have completed an expansion of our existing facility to support that and other contract manufacturing activities. We expect to complete startup of these additional new manufacturing spaces and start commercial manufacturing during 2020.

Cobalt Products

Cobalt products sales accounted for approximately 9% of our total sales revenue in 2019 and approximately 20% in 2018. Sales in this segment decreased by $1,195,175, or approximately 59%, in 2019 to $846,404, as compared to $2,041,579 in 2018. The decline in revenue within this segment is the result of the continued delays in cobalt production from the ATR, as discussed in more detail below. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure this cobalt material.

Although we have not been able to obtain high specific activity material from the ATR reactor since late 2013, periodically we are able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in late 2019. However, extended reactor shutdowns and lower than expected production rates of cobalt-60 in the new design cobalt targets have delayed delivery of high specific activity cobalt until much later in 2020 and start of 2021. The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR throughout the ten-year period.

We have entered into cobalt supply agreements with several customers. Pursuant to these contracts, we will supply bulk cobalt-60 and, in some cases, provide source manufacturing and installation services for the customer. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. We recognized some of this revenue in 2018 and 2019 when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from our alternate supplier.

As of December 2019, we continued to hold many old design cobalt targets at the ATR that have undergone some irradiation. In 2019, we performed year-end analytical procedures and concluded that the older design targets we hold at the ATR, and that we continue to report as inventory, hold varying but significant market values that were below their carrying values and we determined that these targets were impaired. Accordingly, we made adjustments for impairment to the carrying value of these older design targets. We anticipate we will begin shipping these older design targets to our facility later in 2020. We will periodically continue to review any residual value of this cobalt material for potential impairment and make adjustments to the carrying value if deemed appropriate.

Nuclear Medicine Standards

Sales of nuclear medicine standards accounted for approximately 44% and 37%, of our total sales revenue in 2019 and 2018, respectively. Sales in this segment increased by $136,524, or approximately 4%, to $3,925,303 in 2019, as compared to $3,788,779 in 2018. This increase in sales is due to increases in our customer base, the addition of new products, and increases in our pricing.

In 2017, affiliates of the Company purchased 75.5% of the member units of RadQual and at that time, we were named as one of the managing members of RadQual. Because of this change in member ownership and management, we have consolidated RadQual’s operations within the nuclear medicine segment for financial reporting. For purposes of consolidation, all significant intercompany activity has been eliminated in the reporting process.

We formed a 50/50 joint venture, TI Services, with RadQual in 2010, to distribute products and promote services for nuclear medicine, nuclear cardiology and PET imaging. Again, due to our affiliate members and management, we have also consolidated TI Services into our financial statements and have eliminated all intercompany transactions.

We anticipate that our sales of RadQual products will remain strong and that our management of RadQual will create significant future opportunities through new product development. Additionally, we will continue to work closely with TI Services using their expertise in marketing and distribution strategies to strengthen nuclear medicine product sales through TI Services.

Radiological Services

The following table presents radiological services revenue for the years ended December 31, 2019 and 2018:

Radiological Services	For the year ended December 31, 2019	For the year ended December 31, 2018	$ change	% change
Gemstone Processing	$382,850	$376,506	$6,344	2%
Radiological Field Services	787,940	1,897,952	-1,110,012	-58%
	$1,170,790	$2,274,458	$(1,103,668)	-49%

Revenues from our Radiological Services segment accounted for approximately 13% of our total sales revenue in 2019 and approximately 22% in 2018. Sales in this segment decreased by $1,103,668, or approximately 49%, from $2,274,458 in 2018, to $1,170,790 in 2019. The decrease in revenue is attributable to decrease in performance of radiological field service contracts awarded to us under the DOE’s OSRP and through the IAEA.

Revenue from field service work performed in connection with both the DOE’s OSRP and the IAEA has accounted for the majority of revenue in this segment. Radiological Field Services accounted for approximately 67% of the Radiological Services segment sales in 2019 and approximately 83% in 2018. Gemstone processing accounted for approximately 33% of Radiological Services sales in 2019 and approximately 17% in 2018. Revenue from radiological field services was $787,940 for the year ended December 31, 2019, and $1,897,952 for the same period in 2018. This is a decrease of $1,110,012, or approximately 58%, and was the result of the freeze of all DOE OSRP contracts following the May 2019 contamination event discussed below.

On May 3, 2019, our Radiological Services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We supported an investigation, in conjunction with the DOE, to help determine the cause of this event. We are currently waiting for the results of this investigation. We supported the initial onsite contamination clean-up operations at that location as well as completed our contract for removal of the cesium source for shipment to an off-site location and the disassembly and removal of all Company equipment used in the facility for source removal. All of the Company operations at that site were successfully completed in August 2019. In relation to this event, the DOE has indefinitely put on hold or cancelled all contracts related to this type of work.

Revenue from gemstone processing for the year ended December 31, 2019, was $382,850 compared to $376,506 for the same period in 2018. This was a slight increase of $6,343, or approximately 2%. This slight increase in revenue from gemstone processing is the combined result of the quantity of stones being held on our premises awaiting shipment requests from our customer, as well as fluctuations in the current market demand for luxury items such as jewelry.

In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2020 and the Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

Fluorine Products

In 2019, we had revenues related to Fluorine Products of $160,500. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. We expect similar revenue amounts in 2020; this agreement concludes in 2020. There was no revenue to report from the Fluorine Products segment for 2018. We developed our fluorine products in conjunction with the uranium de-conversion project, in order to take advantage of the anticipated need for depleted uranium de-conversion services. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. Our FEP patents offer a unique opportunity to provide certain high-purity fluoride compounds while also offering a “for fee” de-conversion service to the uranium enrichment industry. From 2004 to 2012, we used a pilot facility to develop production processes for various high-purity products and to test methods of scaling up the size of FEP production in support of a planned de-conversion facility in Lea County, New Mexico. In 2012, we completed our testing of individual components and analytical processes and late in 2013 we closed the pilot plant facility. Also, in 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until such time that we are able to secure additional de-conversion services contracts. Until such time that work resumes on the project, we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

During 2019, we incurred $151,035 of planning and other expenses related to the de-conversion project, as compared to $122,651 in 2018. This is an increase of $28,384, or approximately 23%, and is the result of increase professional services expense allocated to this project in 2019. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Cost of Revenues and Gross Profit

Cost of revenues for 2019 was $4,289,490 as compared to $5,678,530 in 2018, a decrease of $1,389,040, or approximately 24%. Gross profit percentage increased to 52% for 2019, from 45% in 2018. The following table presents revenues and cost of revenues information:

	For the year ended December 31, 2019	% of Total Revenues 2019	For the year ended December 31, 2018	% of Total Revenues 2018
Total Revenues	$8,955,204		$10,368,823	100%
Cost of Revenues
Radiochemical Products	$1,312,699	14%	$1,710,244	17%
Cobalt Products	427,599	5%	1,262,009	12%
Nuclear Medicine Standards	1,749,733	20%	1,797,795	17%
Radiological Services	799,459	9%	908,482	9%
Fluorine Products	—	—	—	—
Total Segments	$4,289,490	48%	$5,678,530	55%

Gross Profit	$4,665,714		$4,690,293
Gross Profit %		52%		45%

During 2019, we continued to monitor and control direct costs. Raw materials used in our radiochemical products and nuclear medicine standards represented the bulk of direct costs for 2019. In each of these business segments, we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost increases for these raw materials or we may also use alternate supply sources for our material which might not carry pricing as favorable as our contracted suppliers.

In 2019, we were able to reduce our cost of revenues and increase gross profit percentage in our radiochemical segment by shifting to a domestic supplier of raw materials. This change allows us improved utilization of raw material purchased and a reduction in freight charges. We expect additional cost reductions for raw material and freight expenses as sales volumes increase in 2020.

Throughout 2019, in our nuclear medicine product segment, we maintained a low cost of scrapped material as a result of adjustments made in the manufacturing processes in this segment. With the exception of the cost of cobalt material, we are not aware of any significant future price increases that may potentially affect our cost of revenues.

Operating Costs and Expenses

Total operating costs and expenses for 2019 were $5,224,011, as compared to $4,980,357 in 2018. This is an increase of $243,654, or approximately 5%.

The following table presents operating costs and expenses for 2019 as compared to 2018:

	For the year ended December 31, 2019	For the year ended December 31, 2018	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$2,560,293	$2,311,710	11%	$248,583
General, Administrative and Consulting	2,400,343	2,200,044	9%	200,299
Research and Development	263,375	468,603	-44%	(205,228)
Total operating expenses	$5,224,011	$4,980,357	5%	$243,654

Salaries and contract labor expense increased by $248,583, or approximately 11%, which was the result of the addition of new personnel and annual salary and wage increases and periodic performance awards made during the year. In addition, non-cash equity compensation expense recorded for the year ended December 31, 2019 was $129,850 as compared to $188,476 for the same period in 2018. This is a decrease of $58,626, or approximately 31%, and is the result of equity compensation recorded for outstanding stock options granted to employees and non-employees.

General administrative and consulting expenses increased to $2,400,343 in 2019, as compared to $2,200,044 in 2018, an increase of $200,299, or approximately 9%. This increase was due to increased professional services, insurance, and repair costs.

Research and development expense was $263,375 for 2019, compared to $468,603 for 2018. This is a decrease of $205,228, or approximately 44%. The majority of this decrease in research and development expense was the result of decreased costs associated with our ANDA submission to the FDA for our new drug product in our Radiochemical Products segment. During both 2019 and 2018 we limited further investment in the planned de-conversion facility and limited further spending on the project only for expenses necessary to maintain licensing and continued interactions with New Mexico and Lea County. We will continue to delay further engineering work on the de-conversion project until we are able to secure additional contracts for de-conversion services.

Other Income (Expense)

The following table presents other income (expense) for 2019 as compared to 2018:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Other income (expense)	$(114,509)	$86,796
Equity in net income of affiliate	—	—
Interest income	13,090	9,428
Interest expense	(541,274)	(470,106)
Total other (expense)	$(642,693)	$(373,882)

Other expense was $114,509 for 2019 as compared to other income of $86,796 for 2018. This is an increased expense of $201,305. The increase is due to income and expenses related to the costs resulting from the contamination event that occurred at an offsite location in the state of Washington in May 2019. During 2019, net expense for this cleanup was $206,454. This is a combination of expenses related to the cleanup of $2,384,255, offset by cost recoveries of these expenses of $2,177,802. During 2019, we received $964,958 in reimbursements from our insurance company for expenses related to the contamination and its cleanup, and we have determined that an additional $1,212,844 of our incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These reimbursements and estimated additional cost recoveries are recorded as “other income” in the Company’s Consolidated Statements of Operations.

Interest income in 2019 was $13,090 as compared to $9,428 in 2018. This increase of $3,662 was due to interest earned on increased cash balances held at banks and other institutions in interest-bearing accounts.

Interest expense increased during 2019, to $541,274, from $470,106 in 2018. This is an increase of $71,168, or approximately 15%. This increased expense was due to interest expense related to repayments to one of our cobalt customers under a modification of our cobalt supply agreement. In April 2019, we agreed to modify our cobalt supply agreement with one of our cobalt customers. The modification was necessary to address the delays to cobalt delivery in 2018 and 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that we refund $2,182,142 for prior year undelivered material. Approximately $1,050,000 of this refund will include interest at 12% per year, payable over a one-year period on a portion of that amount. Interest for this refund in 2019 was $54,600 whereas there was no similar interest expense in 2018. Interest expense includes dividends accrued on our Series C Preferred Stock issued in 2017. In 2019, we recorded interest expense of $241,928 for dividends payable on this Preferred Stock. Additionally, non-cash interest expense in the amount of $128,335 was recorded in 2019 for the issuance of warrants related to the preferred stock issuances.

In connection with the 2013 Promissory Note (as defined below), we recorded $30,000 of interest expense for each of 2019 and 2018, and approximately $27,000 of non-cash interest expense related to a debt discount feature on the 2013 Promissory Note for 2019 and 2018.

In September 2016, we borrowed an aggregate of $360,000 from our Chairman of the Board and one of our directors (the 2016 Promissory Note). The 2016 Promissory Note bore interest at 6% per annum, which was payable upon maturity on March 31, 2017 and was secured by all unencumbered assets. Per the terms of the 2016 Promissory Note, at any time, the lenders could settle any or all of the principal and accrued interest with shares of our common stock, or our other securities, based on the average closing price of our common stock over a 20-day period. In February 2017, all principal plus accrued interest under the 2016 Promissory Note was converted into shares of our Series C Preferred Stock and warrants that we offered through a private placement transaction, as described herein.

Net Loss

Our net loss was $1,522,964 in 2019, compared to a net loss of $844,576 in 2018. This is an increase in loss of $678,388, or approximately 80%. Our increase in net loss was the result of our approximate 5% increase in operating expense, $206,454 of net other expense related to the contamination event in the state of Washington, and an approximate 15% increase in interest expense all of which are discussed above.

Liquidity and Capital Resources

On December 31, 2019, we had cash and cash equivalents of $575,422 compared to $828,039 at December 31, 2018. Net cash used in operating activities was $53,557 in 2019, compared to net cash provided by operating activities of $97,159 in 2018. This represents an increase in cash used in operating activities of approximately $150,716.

Accounts receivable at December 31, 2019 were $875,914 as compared to $820,370 at December 31, 2018. Historically, we have not written off any accounts receivable, and there were no accounts written off during 2019 or 2018.

Inventories at December 31, 2019 were $3,423,420 as compared to $2,765,729 at December 31, 2018. The majority of our inventory consists of irradiated material held at the site of the DOE’s prime-operating contractor, which controls the ATR located outside of Idaho Falls, Idaho. For 2019, our target inventory accounted for approximately 88% of our work in process inventory and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. During 2018, our target inventory accounted for approximately 89% of our work in process inventory. In 2019 and 2018, as part of our year-end procedures, we evaluated our older target inventory for impairment and concluded that these older design targets have varying but significant degrees of market value depending on any additional costs we may have to incur to transport them to our facility for processing.

Included in our raw material inventory are raw cobalt, strontium and other raw elements. Raw material inventory is regularly reviewed for obsolescence.

Included in our work in process inventory are in-process and completed nuclear medicine products, irradiated cobalt and nuclear medicine-related materials and products.

We incurred a net loss of $1,522,964, for the year ended December 31, 2019, and have an accumulated deficit of $128,064,385 since inception. To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash used in investing activities was $206,402 for 2019 and net cash used in investing activities for 2018 was $86,320. During 2019, we used $208,102 to purchase equipment, and we used $86,320 to purchase equipment in 2018.

Financing activities provided cash of $20,412 for the year ended December 31, 2019. We received proceeds from the sale of common stock in the amount of $90,913 and issued debt for proceeds of $675,000. In addition, we made principal payment on loans in the amount of $739,111 in 2019. For the year ended December 31, 2018, financing activities provided cash of $189,260. We received proceeds from the sale of common stock in the amount of $76,697 and issued debt for proceeds of $120,000. In addition, we made principal payments on loans in the amount of $7,437.

In February 2017, we entered into subscription agreements with certain investors, including two of our directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of our common stock (Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock must be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class M Warrants are exercisable at an exercise price of $0.10 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

In March 2017, we amended our 8% unsecured debentures issued that were scheduled to mature in July 2017 (the Notes) and gave the noteholders certain additional rights (the Amendment). Pursuant to the Amendment, the Notes were modified to provide each holder the right, at the holder’s option and exercisable prior to May 12, 2017, to convert all or any portion of the principal amount of the Notes, plus accrued but unpaid interest, into shares of our Series C Preferred Stock at a conversion price of $1,000 per share.  Holders that elected to convert their Notes into Series C Preferred Stock received a warrant to purchase up to 3,750 shares of our common stock for each share of Series C Preferred Stock received upon conversion of the Notes, with each warrant having a five-year term, a cashless exercise feature, and an exercise price of $0.10 per share of common stock. As a result of this modification, an aggregate of $780,000 of the Notes was converted to 780 shares of Series C Preferred Stock and 2,925,000 Class N Warrants (as defined below). Residual interest was also paid to Note holders who converted of $1,515. The Notes matured in July 2017 and were repaid in full.

As discussed above, in May 2017, we issued 780 shares of Series C Preferred Stock, and Class N warrants to purchase an aggregate of 2,925,000 shares of our common stock (Class N Warrants) upon conversion of $780,000 of the Notes. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.12 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock must be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class N Warrants are exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L warrants to purchases shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged.

In August 2017, we entered into a promissory note agreement with our Chairman of the Board, pursuant to which we borrowed $60,000 (the 2017 Promissory Note). The 2017 Promissory Note accrues interest at 5% per annum, which is payable upon maturity of the 2017 Promissory Note. The 2017 Promissory Note is unsecured and was scheduled to mature on June 30, 2018. Pursuant to an amendment to the 2017 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019, with all other provisions remaining unchanged. Pursuant to a second amendment to the 2017 Promissory Note on February 12, 2019, the maturity date was extended to July 31, 2019 with all other provisions of the 2017 Promissory Note remaining unchanged. On April 30, 2019, the 2017 Promissory Note and accrued interest were repaid in full.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged.

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we have borrowed $675,000 under the 2019 promissory note. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we are required to issue up to 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). As of December 31, 2019, 20,250,000 of the Class O Warrants have been issued. The warrants are exercisable at an exercise price of $0.045 per share and have a term of five years.

We expect that cash from operations, cash obtained through securities offerings, and our current cash balance will be sufficient to fund operations for the next twelve months. Although we may seek additional debt financing for our projects and operations in the future, there is no assurance that we will be able to secure additional debt financing on acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements or obligations.

Goals for 2020

Based upon the investments we have made in our facilities and investments we anticipate making, and based on projects, and products developed thus far in 2020, we have the following goals for the rest of 2020:

•	Begin sales of our newly FDA approved sodium iodide I-131 generic drug product;

•	Begin development of one or more new generic drug products to further enhance revenue production within our Radiochemical segment and identify additional future generic product opportunities;

•	Expand sales of our nuclear medicine products and increase cash flow by offering new products and further expanding our international sales and distributor relationships;

•	Begin activities related to our new contract manufacturing contact and continue to develop additional contract manufacturing opportunities;

•	Continue to expand our customer base, increase revenues, reduce production and operating costs, and attempt to achieve profitability in our core business segment operations; and

•	Continue to support essential tasks related to our de-conversion project and continue to pursue any opportunities to obtain additional contracts for depleted uranium de-conversion.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We recorded an adjustment in January 2019, to both the assets and liabilities to recognize a lease related to real estate.

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

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The other information required by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2019.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2019.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2019.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2019.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2019.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements

See the index to and the financial statements beginning on page 28, which financial statements are incorporated herein by reference.

(a)(3) Exhibits

The following documents are filed or incorporated herein by reference as exhibits to this report:

3.1	Restated Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269).

4.1	Form of 8% Convertible Note (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

4.2	Form of Class M Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

4.3	Form of Class N Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.1†	International Isotopes Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as amended, filed on May 6, 2005).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3	Lease Agreement (4137 Commerce Circle), dated May 1, 2011, between the Company and Adrian Rand Robison and Dorothy Robison (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.4	Option to Purchase and Right of First Refusal (4137 Commerce Circle), dated May 2, 2003 between the Company and Adrian Rand Robison and Dorothy Robison (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.5†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.6	Memorandum of Agreement, dated October 22, 2009, between the Company and the New Mexico Environment Department (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 27, 2009).

10.7	Gemstone Processing Agreement between the Company and Quali-Tech, Inc. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.8	Modification #1 to the Gemstone Processing Agreement, dated November 28, 2016, between the Company and QualiTech, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.9	Manufacturing Agreement, dated January 30, 2006, between the Company and RadQual, LLC (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.10	Registration Rights Agreement, dated October 29, 2010, among the Company and certain investors party thereto (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on November 1, 2010).

10.11	Registration Rights Agreement, dated July 27, 2012, among the Company and the purchasers named therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.12	Registration Rights Agreement, dated February 17, 2017, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.13†	Amended and Restated Employment Agreement, dated May 16, 2012, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.14†	Modification #1 to the Amended and Restated Employment Agreement, dated October 12, 2016, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15	Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.16	Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.17	Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18	Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).**

10.19	Amendment to 8% Convertible Notes, dated March 24, 2017, between Euro Pacific Capital Inc. and they Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2017).

21.1	Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

23.1+	Consent of Haynie & Company.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (v) Notes to Consolidated Financial Statements.
_______________________________________________

† This exhibit constitutes a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

# Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

++ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

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

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2020	By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

March 30, 2020	By: /s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer, Secretary

March 30, 2020	By: /s/ Robert Atcher
Robert Atcher
Director

March 30, 2020	By: /s/ Christopher Grosso
Christopher Grosso
Chairman of the Board of Directors

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of International Isotopes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Isotopes, Inc. (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Haynie & Company
Salt Lake City, Utah
March 30, 2020

We have served as the company's auditor since 2018.

PrimeGlobal
An Association of
Independent Accounting Firms

An independently owned member
RSM US Alliance
RSM

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
Assets	2019	2018
Current assets
Cash and cash equivalents	$575,422	$828,039
Accounts receivable	875,914	820,370
Inventories (Note 4)	3,423,420	2,765,729
Prepaids and other current assets	1,444,593	315,042
Total current assets	6,319,349	4,729,180

Long-term assets
Restricted cash	635,498	622,428
Property, plant and equipment, net (Note 5)	2,003,887	1,906,182
Financing lease right-of-use asset (Note 8)	13,302	—
Operating lease right-of-use asset (Note 8)	709,883	—
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net (Note 6)	4,190,621	4,348,031
Total long-term assets	8,937,446	8,260,896
Total assets	$15,256,795	$12,990,076

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$4,229,128	$2,285,165
Accrued liabilities	1,096,090	939,918
Current portion of unearned revenue	1,240,205	3,783,541
Current portion of operating lease right-of-use liability (Note 8)	100,777	—
Current portion of financing lease liability (Note 8)	2,367	—
Current portion of related party notes payable (Note 7)	—	180,000
Current installments of notes payable (Note 7)	1,519,496	7,956
Total current liabilities	8,188,063	7,196,580

Long-term liabilities
Related party notes payable, net of debt discount (Note 7)	1,216,874	446,356
Notes payable, net of current portion (Note 7)	12,276	20,786
Unearned revenue, net of current portion	—	7,500
Obligation for lease disposal costs (Note 12)	546,570	507,968
Financing lease liability, net of current portion (Note 8)	10,970	—
Operating lease right-of-use liability, net of current portion (Note 8)	609,106	—
Commitments and contingencies (Note 11)	—	—
Mandatorily redeemable convertible preferred stock, net of discount (Note 9)	4,785,086	4,656,752
Total long-term liabilities	7,180,882	5,639,362
Total liabilities	15,368,945	12,835,942

Stockholders' (deficit) equity (Note 9)
Common stock, $0.01 par value; 750,000,000 shares authorized; 419,842,256 and 413,168,301 shares issued and outstanding respectively	4,198,423	4,131,683
Additional paid-in capital	121,680,163	120,805,997
Accumulated deficit	(128,064,385)	(126,541,421)
Deficit attributable to International Isotopes Inc. stockholders	(2,185,799)	(1,603,741)
Equity attributable to noncontrolling interest	2,073,649	1,757,875
Total (deficit) equity	(112,150)	154,134
Total liabilities and stockholders' (deficit) equity	$15,256,795	$12,990,076

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2019	2018
Sale of product	$8,955,204	$10,368,823
Cost of product	4,289,490	5,678,530
Gross profit	4,665,714	4,690,293

Operating costs and expenses:
Salaries and contract labor	2,560,293	2,311,710
General, administrative and consulting	2,400,343	2,200,044
Research and development	263,375	468,603
Total operating expenses	5,224,011	4,980,357

Operating loss	(558,297)	(290,064)

Other income (expense):
Other income (expense)	(114,509)	86,796
Interest income	13,090	9,428
Interest expense	(541,274)	(470,106)
Total other (expense)	(642,693)	(373,882)
Net loss	(1,200,990)	(663,946)
Income attributable to noncontrolling interest	321,974	180,630

Net loss attributable to International Isotopes Inc.	$(1,522,964)	$(844,576)
Net loss per common share - basic and diluted	$—	—
Weighted average common shares outstanding - basic and diluted	418,077,055	411,071,598

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2019 and 2018

					Deficit	Equity
			Additional		Attributable to	Attributable to
	Common Stock		Paid-in	Accumulated	Internat'l Isotopes	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Shareholders	Interest	Deficit
Balance December 31, 2017	406,790,703	$4,067,907	$120,398,620	$(125,696,845)	$(1,230,318)	$1,577,245	$346,927
Shares issued under employee stock purchase plan	114,170	1,142	5,555	—	6,697	—	6,697
Shares issued for exercise of employee stock options	3,764,957	37,650	32,350	—	70,000	—	70,000
Stock grant	209,825	2,098	(2,098)	—	—	—	—
Stock in lieu of dividends on convertible preferred C shares	2,288,646	22,886	183,094	—	205,980	—	205,980
Stock based compensation	—	—	188,476	—	188,476	—	188,476
Net (loss) income	—	—	—	(844,576)	(844,576)	180,630	(663,946)
Balance December 31, 2018	413,168,301	4,131,683	120,805,997	(126,541,421)	(1,603,741)	1,757,875	154,134

Shares issued under employee stock purchase plan	136,188	1,362	5,551	—	6,913	—	6,913
Shares issued for exercise of employee stock options	2,825,000	28,250	55,750		84,000	—	84,000
Stock issued in lieu of dividends on preferred C shares	3,433,000	34,330	171,650	—	205,980	—	205,980
Stock grant	279,767	2,798	(2,798)	—	—	—	—
Convertible debenture beneficial conversion feature	—	—	213,059	—	213,059	—	213,059
Warrants issued with convertible debentures	—	—	301,104	—	301,104	—	301,104
Stock based compensation	—	—	129,850	—	129,850		129,850
Distribution to non-controlling interest	—	—	—	—	—	(6,200)	(6,200)
Net (loss) income	—	—	—	(1,522,964)	(1,522,964)	321,974	(1,200,990)
Balance December 31, 2019	419,842,256	$4,198,423	$121,680,163	$(128,064,385)	$(2,185,799)	$2,073,649	$(112,150)

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,200,990)	$(663,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	268,033	267,719
Loss on disposal of property, plant and equipment	(1,700)	3,893
Accretion of obligation for lease disposal costs	38,602	29,544
Accretion of beneficial conversion feature	129,371	129,373
Equity based compensation	129,850	188,476
Noncash interest expense	25,785	25,785
Changes in operating assets and liabilities:
Accounts receivable	(55,544)	(185,344)
Prepaids and other current assets	(1,129,551)	29,585
Inventories	(657,691)	(814,216)
Unearned revenues	94,164	413,933
Accounts payable and accrued liabilities	2,306,114	672,357
Net cash (used in) provided by operating activities	(53,557)	97,159

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,700	—
Purchase of property, plant and equipment	(208,102)	(86,320)
Net cash (used in) provided by investing activities	(206,402)	(86,320)

Cash flows from financing activities:
Proceeds from sale of stock	90,913	76,697
Proceeds from issuance of debt - related party	675,000	120,000
Distribution to non-controlling interest	(6,200)	—
Payments on financing lease liability	(190)	—
Principal payments on notes payable	(739,111)	(7,437)
Net cash provided by financing activities	20,412	189,260

Net change in cash and cash equivalents	(239,547)	200,099
Cash and cash equivalents at beginning of year	1,450,467	1,250,368
Cash and cash equivalents at end of year	$1,210,920	$1,450,467

Supplemental disclosure of cash flow activities:
Cash paid for interest	$139,828	$55,359

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion preferred dividends to stock	$205,980	$205,980
Decrease in unearned revenue and increase in notes payable for repayment plan	$2,645,000	$—
Increase in financing lease liability and increase in financing lease right-of-use asset for asset lease	$13,527	$—
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$514,163	$—

	December 31,
	2019	2018
Cash and cash equivalents	$575,422	$828,039
Restricted cash included in long-term assets	635,498	622,428
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,210,920	$1,450,467

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2019 AND 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business – International Isotopes Inc. (the “Company” or “INIS”) was incorporated in Texas in November 1995. The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc. The consolidated financial statements also include the accounts of TI Services, LLC, (“TI Services”), and the accounts of RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control devices, and is now headquartered in Idaho Falls, Idaho. In addition, the Company has a 24.5% interest in RadQual. In August 2017, affiliates of the Company purchased the remaining 75.5% of RadQual and at the time the Company was named as one of the two managing members of RadQual. As a result of this ownership change, the Company has significant influence in management decisions with regard to RadQual’s business operations.

Nature of Operations – INIS and its subsidiaries, TI Services and RadQual (collectively, the “Company,” “we,” “our” or “us”) produces a U.S. Food and Drug Administration (FDA) approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards and provides radiochemicals for clinical research and life sciences. The Company also produces a variety of cobalt-60 products, provides contract manufacturing services of radiopharmaceutical and radiochemical products and the Company holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility (the “De-Conversion Facility”). The Company’s business consists of five major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than the operating cycle, have been recorded as unearned revenue and, depending upon estimated ship dates, classified under current or long-term liabilities on the Company’s consolidated balance sheets.  These unearned revenues will be recognized as revenue in the future period during which the cobalt shipments begin.  All assets expected to be realized in cash or sold during the normal operating cycle of the business are classified as current assets.

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

Cash and cash equivalents, totaling $575,422 and $828,039 at December 31, 2019 and 2018, respectively, consist of operating accounts and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2019 and 2018, the Company had pledged cash on deposit in a money market account valued at $635,498 and $622,428, respectively, as security for a surety bond.  The surety bond is required as part of the Company’s operating license agreement with the Nuclear Regulatory Commission (“NRC”).

The Company maintains its cash accounts in various deposit accounts, the balances of which are periodically in excess of federally insured limits.

b)	Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2019 and 2018, the Company recorded no allowance for uncollectible accounts.

c)	Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first in, first out method. Work in progress inventory contains product that is undergoing irradiation and this irradiation process can take up to three years to reach high specific activity (HSA) levels. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  For the year ended December 31, 2019 the Company determined $201,727 of cobalt inventory was impaired and expensed. No such impairment existed for the year ended December 31, 2018.

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

Goodwill is not amortized but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets recorded as a result of the change in ownership of RadQual. As of December 31, 2019 and 2018, there has been no impairment of goodwill.

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2019 and 2018, the Company had no impairment losses related to intangible assets.

f)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment recorded during the years ended December 31, 2019 and 2018.

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

Revenue is recognized when products are shipped. No warranty coverage or right of return provisions are provided to customers. Amounts received as prepayment on future products or services are recorded as unearned revenues and recognized as income when the product is shipped or service performed. See Note 14 Revenue Recognition.

j)	Research and development costs

Research and development costs are expensed as incurred and totaled $263,375 and $468,603 for the years ended December 31, 2019 and 2018, respectively. These research and development costs were incurred to maintain our planned de-conversion facility license and in our radiochemical products and nuclear medicine standards business segments.

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

For the years ended December 31, 2019 and 2018, the Company recognized share-based compensation expense of $129,850 and $188,476, respectively, related to stock options and stock grants. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

l)	Net loss per common share – basic and diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

At December 31, 2019 and 2018, the Company had the following common stock equivalents outstanding that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	December 31,
	2019	2018
Stock options	23,655,000	27,805,000
Warrants	40,340,000	20,090,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	42,130,000	42,130,000
	106,550,000	90,450,000

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company implemented this standard on January 1, 2019. See Note 8 for further information.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2019 and there was no material impact on the financial statements.

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $128,064,385 at December 31, 2019, and a net loss of $1,522,964 for the year then ended. The Company’s working capital, which includes inventory that will not be sold for up to three years, has increased by $598,686 from the prior year. The Company has used cash flows from operations of $53,557.  During 2019, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products.

On April 5, 2019, the Company entered into a manufacturing and supply agreement with Progenics Pharmaceuticals Inc. Under this agreement, the Company will provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products. The Company is expanding its existing facility and installing the equipment necessary to support this contract manufacturing opportunity. The Company expects to complete startup of these additional new manufacturing spaces and start commercial manufacturing during 2020.

During the year ended December 31, 2019, the Company continued to focus on its long-standing core business segments, which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

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

In addition to the cobalt production agreement with the DOE, the Company entered into supply agreements in 2015 with several customers for the purchase of cobalt-60. Because it takes approximately two to three years to irradiate cobalt targets to the desired level of activity, the shipment of cobalt-60 product to these customers is anticipated to begin in early 2020.  Pursuant to these cobalt-60 supply agreements, the Company will not only supply cobalt-60 to the customers but, in some instances, will also provide on-going services with respect to manufacturing and selling cobalt sources. Each contract requires quarterly progress payments to be paid by customers to the Company.

Due to changes in the nuclear industry over the past few years, the Company’s plans for the design and construction of a large-scale uranium de-conversion and fluorine extraction facility were placed on hold.  The Company expects that further activity on this project will remain on hold until the market and industry conditions change to justify resuming design and construction of the facility.  The Company will continue to incur some costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. In July 2015, the Company announced that it executed an amendment to its Project Participation Agreement (PPA) with the Lea County, New Mexico Board of Commissioners. The PPA granted to the Company direct and indirect assistance for locating its proposed depleted UF6 de-conversion facility in Hobbs, New Mexico. The principal component of assistance was the conveyance of approximately 640 acres of land for construction and operation of the proposed facility.  The conveyance of the land was contingent upon the Company commencing construction on Phase 1 of the facility by December 31, 2014 and hiring a certain number of employees by December 31, 2015. Under the amendment to the PPA, the Lea County, New Mexico Board of Commissioners agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively. The Company did not meet the deadlines set forth in the amended PPA, but is currently in discussions with the Lea County, New Mexico Board of Commissioners to further extend the milestone dates. If the Company does not succeed in extending the commitment dates or in reaching performance dates set forth in a modified agreement, then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico. The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the depleted uranium facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset. During the year ended December 31, 2019, the Company incurred costs of approximately $151,000 to maintain licenses and other necessary project investments.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Raw materials	$40,648	$42,911
Work in progress	3,379,943	2,719,786
Finished goods	2,829	3,032
	$3,423,420	$2,765,729

Included in raw material inventory is raw cobalt, strontium and other raw elements. Raw material inventory is regularly reviewed for obsolescence

Work in process includes completed flood sources, irradiated cobalt and nuclear medicine related materials and products, and cobalt-60 targets that are located in the ATR located outside of Idaho Falls, Idaho. The cobalt-60 targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the reactor. At December 31, 2019, the remaining cobalt target inventory had a carrying value of $201,349, and at December 31, 2018, the inventory was valued at $389,293.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the reactor exclusively for purchase by the Company, and at December 31, 2019 and 2018, the amount of accumulated irradiation charges reported as inventory was $2,810,100 and $2,066,820, respectively. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling and irradiation charges. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the year ended December 31, 2019 and 2018, the Company recognized approximately $140,000 and $87,000, respectively, of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2019 and 2018:

	2019	2018	Estimated Useful Lives
Furniture and fixtures	$203,318	$196,242	3 - 5 years
Transportation equipment	122,874	122,874	5 - 10 years
Plant and improvements	496,154	96,154	5 years
Production equipment	3,737,621	3,557,717	5 - 10 years
	4,559,967	4,372,987
Accumulated depreciation	(2,556,080)	(2,466,805)
	$2,003,887	$1,906,182

Included in fixed assets are assets purchased during the planning phase for the construction of a de-conversion facility in Hobbs, New Mexico.  Although construction of the facility is currently on hold, the Company has determined that these assets continue to have future economic value based on what it considers a strong likelihood that construction of the facility will occur in the future.

Depreciation expense was $101,333 and $102,444 for the years ended December 31, 2019 and 2018, respectively.

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

The following table summarizes the patent and intangible activity for the years ended December 31, 2019 and 2018:

	2019	2018
Beginning	$5,363,102	$5,366,757
Additions	9,290	5,560
Disposals	—	(9,215)
Ending	5,372,392	5,363,102
Accumulated amortization	(1,181,771)	(1,015,071)
	$4,190,621	$4,348,031

During the year ended December 31, 2019 the Company recognized $166,700 of amortization expense, and during the year ended December 31, 2018, the Company recognized $165,275 of amortization expense.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows:

Years ending December 31,
2020	$164,970
2021	164,970
2022	164,970
2023	164,970
2024	164,970
Thereafter	3,365,771
$4,190,621

NOTE 7 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Notes payable

On April 9, 2018, the Company borrowed $120,000 from its Chief Executive Officer and its Chairman of the Board pursuant to a short-term promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per year, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note is unsecured and originally matured on August 1, 2018. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note on February 12, 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in August 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021 and the lenders were granted a security interest in certain patents owned by the Company. At December 31, 2019, accrued interest on the note totaled $12,170.

In December 2013, the Company borrowed $500,000 from the Company’s former Chairman of the Board of Directors (the “Board”) and one of the Company’s major shareholders (the 2013 Promissory Note).  The $500,000 note bears interest at 6% and was originally due June 30, 2014.  According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock.  In connection with the note, each of the two lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock.  In June 2014, the Company renegotiated the terms of this promissory note. Pursuant to the modification, the maturity date was extended to December 31, 2017, and each Lender was granted an additional 7,500,000 warrants to purchase shares of the Company’s common stock at $0.06 per share.  The warrants were immediately exercisable. The fair value of these warrants was $384,428 and was recorded as a debt discount and will be amortized to interest expense over the new life of the promissory note.  The Company calculated a beneficial conversion feature of $15,464 which will be accreted to interest expense over the new life of the note. As a result, the Company recorded non-cash interest expense of $26,823 for the years ended December 31, 2019 and 2018.  In February 2017, the due date of the 2013 Promissory Note was extended to December 31, 2020, with all other terms of the note remaining unchanged. On December 20, 2019, the due date of the 2013 Promissory Note was extended to December 31, 2021. The modification grants a security interest in certain patents held by the Company. At December 31, 2019, accrued interest on the 2013 Promissory Note totaled $181,734.

In March 2016, the Company entered into a note payable for the purchase of a vehicle. The principal amount financed was $47,513. The term of the note is six years and carries an interest rate of 6.66% per annum. Monthly payments are $805 and the note matures April 2022. The note is secured by the vehicle that was purchased with the note’s proceeds.

In August 2017, the Company borrowed $60,000 from its Chairman of the Board of Directors pursuant to a promissory note (the 2017 Promissory Note). The 2017 Promissory Note accrues interest at 5% per year, which is payable upon maturity of the 2017 Promissory Note. The note is unsecured and originally matured on June 30, 2018. Pursuant to an amendment to the promissory note on June 29, 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. On April 30, 2019 the 2017 Promissory Note and accrued interest were repaid in full with a cash payment of $65,117.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 at a rate of 12%.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). Pursuant to the 2019 Promissory Note, the Company borrowed $625,000 which bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 20,250,000 warrants to purchase shares of the Company’s common stock at $0.045 per share. The fair value of these warrants issued totaled $301,104 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $213,059 which will be accreted to interest expense over the life of the 2019 Promissory Note. At December 31, 2019 accrued interest on the 2019 Promissory Note totaled $503.

Notes payable as of December 31, 2019 and 2018 consist of the following:

	2019	2018
Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2021, secured	$120,000	$120,000
Note payable to a financial institution bearing interest at Monthly installments of $805, secured	20,786	28,742
Note payable to customer pursuant to a refund agreement. Interest at 12%	1,973,845
Note payable to related parties net of unamortized debt discount of $514,163 at December 31, 2019. All principal and interest due December 31, 2022, secured. Interest at 4%	160,837
Note payable to a related party bearing interest at 5% All principal and interest due June 30, 2019	—	60,000
Note payable to related parties net of unamortized debt discount of $26,822 and $53,644 at December 31, 2019 and 2018, respectively, bearing interest at 6% all principal and interest due on December 31, 2021, secured	473,178	446,356
Total notes payable	2,748,646	655,098
Less: current maturities	(1,519,496)	(187,956)
Notes payable, net of current installments and debt discount	$1,229,150	$467,142

Maturities of convertible debt and notes payable, excluding debt discount and debt issuance costs, at December 31, 2019, are as follows:

Years ending December 31,
2020	$1,519,496
2021	1,063,272
2022	165,878
2023	-
Thereafter	-
$2,748,646

NOTE 8 – LEASE OBLIGATIONS

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

Year Ended
December 31, 2019
Operating lease costs	$147,413
Short-term operating lease costs	16,873
Financing lease expense:
Amortization of right-of-use assets	225
Interest on lease liabilities	76
Total financing lease expense	301
Total lease expense	$164,587

Right-of-use assets obtained in exchange for new operating lease liabilities	$810,367
Right-of-use assets obtained in exchange for new financing lease liabilities	$13,527
Weighted-average remaining lease term (years) - operating leases	6.3
Weighted-average remaining lease term (years) - financing leases	5.0
Weighted-average discount rate - operating leases	6.75%
Weighted-average discount rate - financing leases	6.75%

Maturities of lease liabilities as of December 31, 2019, were as follows:

	Operating leases	Finance leases
For the years ended December 31,
2020	$145,562	$3,195
2021	136,313	3,195
2022	136,313	3,195
2023	136,313	3,195
2024	136,313	2,929
Thereafter	181,751	—
Total minimum lease obligations	872,565	15,709
Less-amount representing interest	(162,682)	(2,372)
Present value of minimum lease obligations	709,883	13,337
Current maturities	(100,777)	(2,367)
Lease obligations, net of current maturities	$609,106	$10,970

NOTE 9 – SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Warrants

In December 2013, the Company entered into a promissory note agreement with the Company’s former chairman of the Board and one of the Company’s major shareholders as discussed above.  In connection with the note, each of the two lenders was issued 5,000,000 warrants to purchase shares of the Company’s common stock at a purchase price of $0.06 per share.   Pursuant to an amendment to the promissory note discussed above each lender was granted an additional 7,500,000 warrants. On December 31, 2018, all 25,000,000 warrants expired.

In December 2019, the Company entered into a promissory note agreement with four major shareholders of the Company’s common stock as discussed above. In connection with the note, the company issued 20,250,000 warrants to purchase shares of the Company’s common stock at a purchase price of $0.045 per share.

The following table summarizes warrant activity for the years ended December 31, 2019 and 2018:

Warrants	Outstanding Shares	Weighted Average Exercise
Outstanding at December 31, 2017	45,090,000	$0.09
Granted	—	—
Exercised	—	—
Forfeited	(25,000,000)	0.06
Outstanding at December 31, 2018	20,090,000	0.12
Granted	20,250,000	0.05
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2019	40,340,000	$0.08

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

At December 31, 2019 and 2018, there were 850 shares of the Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) outstanding with a mandatory redemption date of May 2022 at $1,000 per share, or $850,000 in aggregate redemption value. The Series B Preferred Stock is convertible into common stock at a conversion price of $2.00 per share. These preferred shares carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying consolidated balance sheets.

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

The Company pays dividends on the Series C Preferred Stock in February each year. Dividends payable totaled $241,730 in February 2019 and 2018. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 3,433,000 shares of common stock in lieu of a dividend payment of $205,980 in 2019 and 2018. The remaining $35,750 of dividend payable was settled with cash in 2019 and 2018.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. At December 31, 2019 there were 475,161 shares available under the employee stock purchase plan.

During 2019 and 2018, the Company issued 136,188 and 114,170 shares of common stock to employees for proceeds of $6,914 and $6,697, respectively, in accordance with the employee stock purchase plan.

2015 Incentive Plan

In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the “2015 Plan”,) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amends and restates the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”).

The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At December 31, 2019 there were 34,487,718 shares available for issuance under the 2015 Plan.

Non-Vested Stock Grants

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 466,667 fully vested shares of common stock in February 2019 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.06 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $16,786, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2019, which was $0.06 per share. The Company withheld 186,900 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2019 totaled 279,767 shares.

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

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

Options	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2017	32,250,000	$0.06
Granted	1,500,000	0.08
Exercised	(5,500,000)	0.04		$187,500
Forfeited	(445,000)	0.77
Outstanding at December 31, 2018	27,805,000	0.06		332,500
Granted	790,000	0.06
Exercised	(3,700,000)	0.04		85,500
Forfeited	(1,240,000)	0.10
Outstanding at December 31, 2019	23,655,000	0.05	6.3	141,000
Exercisable at December 31, 2019	17,736,000	0.05	5.8	141,000

The total intrinsic value of stock options outstanding at December 31, 2019 was $141,000. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.05 of the Company’s common stock as of the end of 2019 exceeds the exercise price of the options.

The Company recognized $113,063 and $171,690 of compensation expense related to these options for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the remaining compensation expense was $70,441 and will be recognized over 1.78 years.

During the year ended December 31, 2019, the Company granted 790,000 qualified stock options to several of its employees. All options vest over a five-year period, with the exception of one award which vests over a four-year period, with the first vesting at one-year anniversary for all grants and expiration at ten year anniversary for all grants. The weighted average exercise price for these options was $0.06 per share. The options have a fair value of $25,310 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.76% to 2.49%, expected dividend yield rate of 0%, expected volatility of 57.62% to 65.22% and an expected life between 5.5 and 7.5 years.

In April 2019, 1,500,000 qualified stock options were exercised under a cashless exercise. The Company withheld 875,000 shares to satisfy the exercise price and issued 625,000 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements. In addition, in April 2019, 2,000,000 non-qualified stock options were exercised for $70,000 in cash. The options exercised were granted under the 2015 Plan and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2019. In May 2019, 200,000 non-qualified stock options were exercised for $14,000 in cash. The options were granted under the 2015 Plan and, accordingly, there will not be any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2019.

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

NOTE 10 – INCOME TAXES

The Company paid no federal or state income taxes during 2019 and 2018. Income tax benefit on losses differed from the amounts computed by applying the recently enacted U.S. federal income tax rate of 21% to pretax losses as a result of the following:

	2019	2018
Income tax benefit	$(319,823)	$(177,361)
Nondeductible expenses	60,627	50,695
State taxes net of federal benefit	(84,813)	(58,487)
Change in valuation allowance	342,009	185,153
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred income tax asset	$—	$—
Net operating loss carryforward	7,964,739	8,770,264
Valuation allowance	(7,754,496)	(9,863,607)
Total deferred income tax asset	210,243	(1,093,343)
Deferred income tax liability - depreciation	(210,243)	1,093,343
Deferred tax asset (liability)	$—	$—

At December 31, 2019, the Company had net operating losses of approximately $37,920,000 that will begin to expire in 2021. The valuation allowances for 2019 and 2018 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on Third Parties

Sales during 2019 and 2018 to the Company’s top three customers were approximately 36% and 46%, respectively, of the Company’s total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign markets and through the establishment of the joint venture, TI Services to expand the distribution of products.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond and a restricted money market account, in the amount of $635,498, held with North American Specialty Insurance Company and Merrill Lynch, respectively.

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

On May 3, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company is supporting an investigation, in conjunction with the DOE, to help determine the cause of this event. The Company supported the initial onsite contamination clean-up operations at that location as well as completing the removal of the cesium source for shipment to an off-site location and the disassembly and removal of all Company equipment used in the facility for source removal. All of the Company operations were successfully completed in August 2019. After that time the DOE assumed full control of the ongoing cleanup operations and has assumed all of the past and future financial obligations associated with the contractor currently hired to carry out all of the facility recovery operations. Under the terms of the contract the Company believes it should be indemnified from financial liability for this event by the DOE under the Price Anderson Act (PAA). The Company has formally requested the DOE to provide indemnification under the PAA. While the DOE’s review of the request is still underway the Company believes that a determination of indemnification under the PAA is probable. Such indemnification would allow the Company to recoup all its costs associated with this contamination event. During 2019, the Company incurred $2,384,255 in expenses related to the contamination and its cleanup. These costs are recorded as “other expense” in the Company’s Condensed Consolidated Statements of Operations. During 2019, the Company received $964,958 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $1,212,844 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. These actual and estimated reimbursements are recorded as “other income” in the Company’s Condensed Consolidated Statements of Operations. The Company believes additional cost recoveries beyond that which is recorded are possible but are not yet deemed probable at this time.

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $19,000 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. Although the Company reserves the right to make discretionary matching contributions to participant accounts, there were no employer matching contributions made for either 2019 or 2018. All amounts withheld for employee contributions for 2019 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

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

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2019 and 2018:

Obligation for Lease Disposal Cost
Balance at December 31, 2017	$478,424
Increase in lease disposal costs	—
Accretion expense/amortization expense	29,544
Balance at December 31, 2018	507,968
Increase in lease disposal costs	—
Accretion expense/amortization expense	38,602
Balance at December 31, 2019	$546,570

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2019 and 2018, the Company had no assets carried at fair value.

NOTE 14 – REVENUE RECOGNITION

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$2,807,583	$44,624	$2,852,207	32%	$2,101,597	$162,410	$2,264,007	22%
Cobalt Products	57,077	789,326	846,404	9%	1,252,253	789,326	2,041,579	20%
Nuclear Medicine Products	3,066,767	858,536	3,925,303	44%	3,769,774	19,005	3,788,779	37%
Radiological Services	1,170,790	—	1,170,790	13%	1,134,691	1,139,767	2,274,458	22%
Fluorine Products	160,500	—	160,500	2%	—	—	—	0%
	$7,262,718	$1,692,486	$8,955,204	100%	$8,258,315	$2,110,508	$10,368,823	100%

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

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the year ended December 31, 2019, the Company reported current unearned cobalt products revenue of $1,240,205. For the period ended December 31, 2018, the Company reported current unearned revenue of $3,783,541 and non-current unearned revenue of $7,500. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2019, and December 31, 2018, accounts receivable totaled $875,914 and $820,370, respectively. For the year ended December 31, 2019, the Company did not incur material impairment losses with respect to its receivables.

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

The Company has identified the following business segments:

•	The Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry and includes consolidated reporting of TI Services, and the consolidated reporting of the Company’s 50/50 joint venture with RadQual.

•	The Cobalt Products segment includes management of a cobalt irradiation contract, fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

•	The Radiochemical Products segment includes production and distribution of various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by the Company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands. Iodine-131 is the predominant radiochemical sold in this segment and an abbreviated new Drug Application (aNDA) has been approved by the U.S. Food and Drug Administration to market this as a generic drug product beginning in 2020.

•	The Fluorine Products segment historically involved the production of small scale qualification samples of high purity fluoride gas for various industrial applications, as well as development of laboratory and analytical processes required to support the planned uranium de-conversion and fluorine extraction facility. During 2013, these testing activities were completed and the pilot plant facility was closed. The Company has developed or acquired all patent rights to these processes. Future work in this segment will involve license support and, as financing permits, further work related to the de-conversion facility.

•	The Radiological Services segment concerns a wide array of miscellaneous services that consists of gemstone processing and field services that include source installation, removal, and radiation device decommissioning.

The following presents certain segment information as of and for the years ended December 31, 2019 and 2018:

Sale of product	2019	2018
Radiochemical products	$2,852,207	$2,264,007
Cobalt products	846,404	2,041,579
Nuclear medicine standards	3,925,303	3,788,779
Radiological services	1,170,790	2,274,458
Fluorine products	160,500	—
Total segments	8,955,204	10,368,823
Corporate revenue	—	—
Total consolidated	$8,955,204	$10,368,823

Depreciation and amortization	2019	2018
Radiochemical products	$38,097	$27,015
Cobalt products	8,062	6,839
Nuclear medicine standards	63,691	66,272
Radiological services	34,545	44,152
Fluorine products	113,833	113,666
Total segments	258,228	257,944
Corporate depreciation and amortization	9,805	9,775
Total consolidated	$268,033	$267,719

Segment income (loss)	2019	2018
Radiochemical products	$820,766	$289,773
Cobalt products	201,174	523,795
Nuclear medicine standards	670,133	675,367
Radiological services	(146,922)	1,122,604
Fluorine products	9,465	(122,651)
Total segments	1,554,616	2,488,888
Corporate loss	(3,077,580)	(3,333,464)
Total consolidated	$(1,522,964)	$(844,576)

Expenditures for segment assets	2019	2018
Radiochemical products	$25,873	$62,130
Cobalt products	172,940	—
Nuclear medicine standards	7,700	22,630
Radiological services	—	—
Fluorine products	1,589	1,560
Total segments	208,102	86,320
Corporate purchases	—	—
Total consolidated	$208,102	$86,320

Segment assets	2019	2018
Radiochemical products	$511,381	$344,994
Cobalt products	3,369,828	2,611,939
Nuclear medicine standards	2,111,225	2,113,960
Radiological services	106,374	281,077
Fluorine products	5,477,808	5,590,053
Total segments	11,576,616	10,942,023
Corporate assets	3,680,179	2,048,053
Total consolidated	$15,256,795	$12,990,076

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to year end, the fourth party to the 2019 Promissory Note funded the remaining portion of the 2019 Promissory Note in the amount of $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lender was issued 9,750,000 warrants to purchase shares of the Company’s common stock at $0.045 per share. The fair value of these warrants issued totaled $144,975 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $102,584 which will be accreted to interest expense over the life of the 2019 Promissory Note.

On January 20, 2020 the Company entered into a new lease agreement of their main operating headquarters in Idaho Falls, Idaho. The lease is due to new and expanded facilities made available to the Company to fulfill new manufacturing contracts. The initial lease term is 10 years and provides an option to renew for an additional 5 years. The lease provides for the Company to expand its leased space as needed into additional areas of the building. The additional lease will result in an adjustment to the operating right-of-use asset and operating right of use liabilities on the balance sheet. The operating lease right-of-use asset and right-of-use liabilities will increase by approximately $1,400,000.

On February 5, 2020 the FDA approved the Company’s abbreviated new drug application for sodium iodide I-131 for the treatment of hyperthyroidism and carcinoma of the thyroid.

