Form 10-Q
period 2020-03-31
INTERNATIONAL ISOTOPES INC
filed 2020-05-20
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, the number of shares of common stock, $0.01 par value, outstanding was 423,794,088.

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended March 31, 2020

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$568,656	$575,422
Accounts receivable	1,024,044	875,914
Inventories	3,379,373	3,423,420
Prepaids and other current assets	1,399,325	1,444,593
Total current assets	6,371,398	6,319,349

Long-term assets
Restricted cash	637,820	635,498
Property, plant and equipment, net	1,970,872	2,003,887
Financing lease right-of-use asset	12,625	13,302
Operating lease right-of-use asset	2,630,830	709,883
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,150,584	4,190,621
Total long-term assets	10,786,986	8,937,446
Total assets	$17,158,384	$15,256,795

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$4,292,161	$4,229,128
Accrued liabilities	968,021	1,096,090
Unearned revenue	1,213,927	1,240,205
Current portion of operating lease right-of-use liability	87,158	100,777
Current portion of financing lease liability	2,407	2,367
Current installments of notes payable	1,738,845	1,519,496
Total current liabilities	8,302,519	8,188,063

Long-term liabilities
Obligation for lease disposal costs	556,670	546,570
Related party notes payable, net of debt discount	891,802	1,216,874
Notes payable, net of current portion	10,057	12,276
Financing lease liability, net of current portion	10,353	10,970
Operating lease right-of-use liability, net of current portion	2,549,772	609,106
Mandatorily redeemable convertible preferred stock, net of discount	4,817,170	4,785,086
Total long-term liabilities	8,835,824	7,180,882
Total liabilities	17,138,343	15,368,945

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 423,709,226 and 419,842,256 shares issued and outstanding respectively	4,237,092	4,198,423
Additional paid in capital	122,151,722	121,680,163
Accumulated deficit	(128,486,879)	(128,064,385)
Deficit attributable to International Isotopes Inc. stockholders	(2,098,065)	(2,185,799)
Equity attributable to noncontrolling interest	2,118,106	2,073,649
Total equity (deficit)	20,041	(112,150)
Total liabilities and stockholders' equity (deficit)	$17,158,384	$15,256,795

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2020	2019

Sale of product	$2,335,786	$2,527,852
Cost of product	968,525	1,088,429
Gross profit	1,367,261	1,439,423

Operating costs and expenses
Salaries and contract labor	741,205	623,699
General, administrative and consulting	788,438	626,863
Research and development	46,928	46,304
Total operating expenses	1,576,571	1,296,866
Net operating (loss) income	(209,310)	142,557

Other income (expense):
Other income	23,818	24,632
Interest income	2,335	3,422
Interest expense	(194,880)	(114,077)
Total other income (expense)	(168,727)	(86,023)
Net (loss) income	(378,037)	56,534
Less income attributable to noncontrolling interest	44,457	108,492

Net loss attributable to International Isotopes Inc.	$(422,494)	$(51,958)

Net income (loss) per common share - basic:	$—	$—
Net income (loss) per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic:	420,692,023	413,906,700
Weighted average common shares outstanding - diluted:	420,692,023	413,906,700

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(378,037)	$56,534
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	103,770	64,985
Accretion of obligation for lease disposal costs	10,100	9,387
Accretion of beneficial conversion feature and discount	92,430	38,788
Equity based compensation	51,522	63,737
Changes in operating assets and liabilities:
Accounts receivable	(148,130)	(536,554)
Inventories	44,047	(320,397)
Prepaids and other current assets	45,268	27,797
Accounts payable and accrued liabilities	117,068	222,378
Unearned revenues	(26,278)	(47,231)
Net cash used in operating activities	(88,240)	(420,576)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,565)	(5,084)
Net cash used in investing activities	(1,565)	(5,084)

Cash flows from financing activities:
Proceeds from sale of stock	6,666	1,581
Payments on financing lease	(577)	—
Proceeds from issuance of related party notes payable	325,000	—
Principal payments on notes payable	(245,728)	(1,939)
Net cash provided by (used in) financing activities	85,361	(358)

Net decrease in cash, cash equivalents, and restricted cash	(4,444)	(426,018)
Cash, cash equivalents, and restricted cash at beginning of period	1,210,920	1,450,467
Cash, cash equivalents, and restricted cash at end of period	$1,206,476	$1,024,449

Supplemental disclosure of cash flow activities:
Cash paid for interest	$60,205	$59,127

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$204,480	$205,980
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$2,649,070	$—
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$247,560	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$568,656	$398,604
Restricted cash included in long-term assets	637,820	625,845
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,206,476	$1,024,449

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three Ended March 31, 2020

(Unaudited)

					Deficit
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2020	419,842,256	$4,198,423	$121,680,163	$(128,064,385)	$(2,185,799)	$2,073,649	$(112,150)

Shares issued under employee stock purchase plan	156,845	1,568	5,098	—	6,666	—	6,666

Stock grant	302,125	3,021	(3,021)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	3,408,000	34,080	170,400	—	204,480	—	204,480

Convertible debenture beneficial conversion feature	—	—	102,584	—	102,584	—	102,584

Warrants issued with convertible debenture	—	—	144,976	—	144,976	—	144,976

Stock based compensation	—	—	51,522	—	51,522	—	51,522

Net (loss) income	—	—	—	(422,494)	(422,494)	44,457	(378,037)
Balance, March 31, 2020	423,709,226	$4,237,092	$122,151,722	$(128,486,879)	$(2,098,065)	$2,118,106	$20,041

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three Ended March 31, 2019

(Unaudited)

					Deficit
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2019	413,168,301	$4,131,683	$120,805,997	$(126,541,421)	$(1,603,741)	$1,757,875	$154,134

Shares issued under employee stock purchase plan	31,618	316	1,265	—	1,581	—	1,581

Stock grant	279,767	2,798	(2,798)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	3,433,000	34,330	171,650	—	205,980	—	205,980

Stock based compensation	—	—	63,737	—	63,737	—	63,737

Net (loss) income	—	—	—	(51,958)	(51,958)	108,492	56,534
Balance, March 31, 2019	416,912,686	$4,169,127	$121,039,851	$(126,593,379)	$(1,384,401)	$1,866,367	$481,966

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2020

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

Nature of Operations – INIS and its subsidiaries, TI Services and RadQual, manufacture a full range of nuclear medicine calibration and reference standards, generic sodium iodide I-131 drug product, cobalt teletherapy sources, and a varied selection of radiochemicals for medical research, and clinical applications. The Company also offers contract manufacturing services for certain pharmaceutical products. The Company’s business consists of five business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three-months ended March 31, 2020, the Company reported a net loss of $422,494, net of non-controlling interest, and net cash used in operating activities of $88,240. During the three-months ended March 31, 2019, the Company reported net loss of $51,958, net of non-controlling interest, and net cash used in operating activities of $420,576.

During the three-months ended March 31, 2020, the Company continued its focus on its long-standing core business segments which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services, and in particular, the pursuit of new business opportunities within those segments. During this period the Company received approval from the U.S. Food and Drug Administration (FDA) for a generic sodium iodide I-131 drug product. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the first generic product approved by the FDA in the US.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three-months ended March 31, 2020, the Company had 23,655,000 stock options outstanding, 50,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three-months ended March 31, 2019, the Company had 27,205,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at March 31, 2020:

	March 31,
	2020	2019
Stock options	23,655,000	27,205,000
Warrants	50,090,000	20,090,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	42,130,000	42,130,000
	116,300,000	89,850,000

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

(5)       Inventories

Inventories consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw materials	$40,648	$40,648
Work in process	3,334,886	3,379,943
Finished goods	3,839	2,829
	$3,379,373	$3,423,420

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At March 31, 2020, and at December 31, 2019, this cobalt target inventory had a carrying value of $201,349.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the three-months ended March 31, 2020 and 2019, the Company recognized approximately $11,000 and $94,000, respectively, of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three-months ended March 31, 2020 and 2019, the Company issued 156,845 and 31,618 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $6,666 and $1,581, respectively. As of March 31, 2020, 318,316 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (2006 Plan). The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. At March 31, 2020, there were 34,135,593 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2020, and changes during the three-months ended March 31, 2020, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	23,655,000	$0.05
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Outstanding at March 31, 2020	23,655,000	$0.05	6.1	$235,000
Exerciseable at March 31, 2020	17,936,000	$0.05	5.6	$235,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.06 per share on March 31, 2020, the last trading day of the quarter.

As of March 31, 2020, there was $59,808 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.76 years.

Total stock-based compensation expense for the three-months ended March 31, 2020 and 2019 was $51,522 and $63,737 respectively.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 500,000 fully vested shares of common stock to its Chief Executive Officer in February 2020 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.056 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $18,128, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2020, which was $0.06 per share. The Company withheld 197,875 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2020 totaled 302,125.

Warrants

Warrants outstanding at March 31, 2020, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022; and 30,000,000 Class O Warrants which are immediately exercisable at an exercise price of $0.045 per share and expire December 30, 2024.

Warrants outstanding at March 31, 2019, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022 and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Preferred Stock

At March 31, 2020, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares of Series B Preferred Stock are also convertible into 425,000 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At March 31, 2020, there were 4,213 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the three-months ended March 31, 2020 and 2019 dividends paid to holders of the Series C Preferred Stock totaled $251,280 and $252,780, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three-months March 31, 2020 and 2019 the Company issued 3,408,000 and 3,433,000 shares of common stock, respectively, in lieu of a dividend payment of $204,480 and $205,980, respectively. The remaining $46,800 of dividend payable was settled with cash.

(7) Debt

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

At March 31, 2020, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $189,234. Interest expense recorded for the three-months ended March 31, 2020, was $7,500.

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

At March 31, 2020, accrued interest on the 2018 Promissory Note totaled $13,970.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 with no interest charge.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share. The fair value of these warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At March 31, 2020 accrued interest on the 2019 Promissory Note totaled $9,181.

On April 23, 2020, the Company, through its wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $495,500 from the SBA Loan. The SBA Loan is scheduled to mature on April 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The SBA Loan may be prepaid at any time prior to maturity with no prepayment penalties.

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the SBA Loan primarily for payroll costs. No assurance can be given that the Company will be granted forgiveness of the SBA Loan in whole or in part.

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

(8) Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $637,820.

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, the Company committed to construct a uranium de-conversion and Fluorine Extraction Process facility on the land.  In order to retain title to the property, the Company was to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016. Those dates were also not met. The Company is in discussion with commercial companies possibly interested in purchasing rights to this project. Should those discussions come to fruition the Company plans to negotiate a second modification to the PPA agreement to further extend the commitment dates. If the Company is not successful in reaching an amendment to extend the performance dates in the PPA. then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

On May 3, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source Company equipment. The Company has reviewed the results of the DOE investigation into this event and has implemented appropriate corrective actions. Since August 2019 the DOE has assumed full control of the ongoing cleanup operations and has assumed all of the financial obligations associated with the contractors hired to carry out all of the facility recovery operations. Under the terms of the contract the Company believes it should be indemnified from financial liability for this event by the DOE under the Price Anderson Act (PAA) and the Company has formally requested the DOE to provide indemnification under the PAA. While the DOE’s review of the request is still underway the Company believes that a determination of indemnification under the PAA is probable. Such indemnification would allow the Company to recoup all its costs associated with this contamination event. During 2019, the Company incurred $2,384,255 in expenses related to the contamination and its cleanup. During 2019, the Company received $964,958 in reimbursements from its insurance company for expenses related to the contamination and its cleanup, and the Company has determined that an additional $1,244,744 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30. The Company believes additional cost recoveries beyond that which is recorded are possible but are not yet deemed probable at this time.

(9) Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$668,591	$86,630	$755,221	32%	$459,967	$3,265	$463,232	18%
Cobalt Products	305,620	—	305,620	13%	336,089	40,000	376,089	15%
Nuclear Medicine Products	867,604	174,520	1,042,124	45%	1,080,472	20,450	1,100,922	44%
Radiological Services	72,321	—	72,321	3%	587,609	—	587,609	23%
Fluorine Products	160,500	—	160,500	7%	—	—	—	0%
	$2,074,636	$261,150	$2,335,786	100%	$2,464,137	$63,715	$2,527,852	100%

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, cobalt source manufacturing, and providing contract manufacturing of drug products for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three-months ended March 31, 2020, the Company reported current unearned cobalt products revenue of $1,213,927. For the period ended December 31, 2019, the Company reported current unearned revenue of $1,240,705. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2020, and December 31, 2019, accounts receivable totaled $1,024,044 and $875,914, respectively.  For the three-months ended March 31, 2020, the Company did not incur material impairment losses with respect to its receivables.

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

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$68,400	$36,853
Short-term operating lease costs	8,876	1,902
Financing lease expense:
Amortization of right-of-use assets	577	—
Interest on lease liabilities	222	—
Total financing lease expense	799
Total lease expense	$78,075	$38,755

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,649,070	$810,367
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	14.8	7.0
Weighted-average remaining lease term (years) - financing leases	4.7
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating	Financing
2020 (excluding the three months ended March 31, 2020)	$198,091	$2,397
2021	257,383	3,195
2022	284,631	3,195
2023	287,108	3,195
2024	287,108	2,929
Thereafter	2,886,518	—
Total minimum operating lease obligations	4,200,839	14,911
Less-amounts representing interest	(1,563,909)	(2,151)
Present value of minimum operating lease obligations	2,636,930	12,760
Current maturities	(87,158)	(2,407)
Lease obligations, net of current maturities	$2,549,772	$10,353

(11)        Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2020	2019
Radiochemical Products	$755,221	$463,232
Cobalt Products	305,620	376,089
Nuclear Medicine Standards	1,042,124	1,100,922
Radiological Services	72,321	587,609
Fluorine Products	160,500	—
Total Segments	2,335,786	2,527,852
Corporate revenue	—	—
Total consolidated	$2,335,786	$2,527,852

	Three months ended March 31,
Depreciation and Amortization	2020	2019
Radiochemical Products	$10,354	$8,817
Cobalt Products	8,761	1,080
Nuclear Medicine Standards	15,989	15,619
Radiological Services	8,636	8,636
Fluorine Products	26,095	26,095
Total Segments	69,835	60,248
Corporate depreciation and amortization	4,782	4,737
Total Consolidated	$74,617	$64,985

	Three months ended March 31,
Segment Income (Loss)	2020	2019
Radiochemical Products	$5,619	$96,006
Cobalt Products	123,796	192,870
Nuclear Medicine Standards	185,301	216,822
Radiological Services	(14,929)	311,279
Fluorine Products	122,870	(37,495)
Total Segments	422,657	779,481
Corporate loss	(845,151)	(831,439)
Net Income (Loss)	$(422,494)	$(51,958)

	Three months ended March 31,
Expenditures for Segment Assets	2020	2019
Radiochemical Products	$—	$—
Cobalt Products	—	3,494
Nuclear Medicine Standards	—	—
Radiological Services	—	—
Fluorine Products	1,565	1,590
Total Segments	1,565	5,084
Corporate purchases	—	—
Total Consolidated	$1,565	$5,084

Segment Assets	March 31, 2020	December 31, 2019
Radiochemical Products	$536,603	$511,381
Cobalt Products	3,388,527	3,369,828
Nuclear Medicine Standards	2,087,295	2,111,225
Radiological Services	96,427	106,374
Fluorine Products	5,482,993	5,477,808
Total Segments	11,591,845	11,576,616
Corporate assets	5,566,539	3,680,179
Total Consolidated	$17,158,384	$15,256,795

(12) Subsequent Events

As described under Debt above, on April 23, 2020, the Company, through its wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $495,500 from the SBA Loan. The SBA Loan is scheduled to mature on April 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The SBA Loan may be prepaid at any time prior to maturity with no prepayment penalties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding impact of the novel coronavirus (COVID-19) outbreak on our business, financial condition, operating results and liquidity, the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the business prospects and growth projection for our business segments, the FDA approval for certain of our products, and the status of our proposed uranium de-conversion facility, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 30, 2020 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

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

In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it had gained the ability to exercise significant management control over the operations of RadQual. Because of this increased management ability and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 2017. See Note 4 “Investment and Business Consolidation” to our unaudited consolidated financial statements in this report for additional information

Our business consists of the following five major business segments:

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

Radiochemical Products. Our Radiochemical Products segment includes production and distribution and FDA approved generic sodium iodide I-131 drug product for the treatment of hyperthyroidism and carcinoma of the thyroid. We are the only U.S. Company distributing this generic drug product. This segment also distribution of certain radiochemical products and contract manufacturing of radiopharmaceutical products for our customers.

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

Radiological Services. Our Radiological Services segment consists of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. The Company has suspended all of its field service activities and is in the process of terminating gemstone processing. The Company believes that eliminating work in the Radiological Services segment will allow the Company to better focus upon our core business segments and our new products pipeline. We believe that the loss in revenue resulting from wrapping up of radiological field service work will be more than compensated for by increased revenues in our remaining business segments.

COVID-19 UPDATE

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment during the first quarter of 2020.  There was no discernable impact from COVID-19 to our other business segments during the period.  Revenue from nuclear medicine products for the three months ended March 31, 2020, decreased approximately 5% compared to the same period in 2019.  The decrease in sales for the period ended March 31, 2020, for our nuclear medicine calibration standards segment was the result of the closure of many imaging clinics and suspension of elective or non-essential imaging procedures.  We anticipate that our nuclear medicine standards segment through RadQual will recover from the impact of the COVID-19 pandemic as the year progresses.  We believe many procedures have been delayed, not canceled, and that there will be a pent-up demand for these products.  The volume of order flow for nuclear medicine calibration standards has begun to increase from late March levels, and we are hopeful orders will trend back towards normal levels as the year unfolds.

To-date we have not furloughed or terminated any employees as a result of the financial impact of COVID-19.  The Company has only seen a limited impact in our raw material supply chain related to the COVID-19, primarily some plastics which have been in strong demand for certain types of PPE.  Alternative sources of raw materials have been obtained without any interruption to production.  Travel restrictions related to COVID-19 have also delayed vendor installations of some specialized equipment in our new contract manufacturing facility, but we are still targeting the new facility to be up and running around mid-July.  With the heightened concern about corporate liquidity during the COVID-19 pandemic, the Company believes that it has adequate cash to support continuing operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue for the three months ended March 31, 2020 was $2,335,786 as compared to $2,527,852 for the same period in 2019, an overall decrease of $192,066, or approximately 8%. This decrease in revenue was largely the result of decreased revenue in our radiological services segment offset by increased revenues in our Radiochemical segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2020 and 2019:

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2020	2019	$ change	% change
Radiochemical Products	$755,221	$463,232	$291,989	63%
Cobalt Products	305,620	376,089	(70,469)	-19%
Nuclear Medicine Standards	1,042,124	1,100,922	(58,798)	-5%
Radiological Services	72,321	587,609	(515,288)	-88%
Fluorine Products	160,500	—	160,500	0%
Total Consolidated	$2,335,786	$2,527,852	$(192,066)	-8%

Cost of sales decreased to $968,525 for the three months ended March 31, 2020 from $1,088,429 for the same period in 2019. This is a decrease of $119,904, or approximately 11%. The decrease in cost of sales in the three-month comparison was primarily due to the decreased sales activity in our radiological services segment, as discussed in detail below. Gross profit for the three months ended March 31, 2020 was $1,367,261, compared to $1,439,423 for the same period in 2019. This represents a decrease in gross profit of $72,162, or approximately 5%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2020 and 2019:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2020	2020	2019	2019
Total Sales	$2,335,786		$2,527,852
Cost of Sales
Radiochemical Products	$409,595	18%	$279,650	11%
Cobalt Products	64,439	3%	120,145	5%
Nuclear Medicine Standards	472,774	20%	471,142	19%
Radiological Services	21,717	1%	217,492	9%
Fluorine Products	—	—	—	—
Total Segments	968,525	42%	1,088,429	42%

Gross Profit	$1,367,261		$1,439,423
Gross Profit %	58%		58%

Operating expense increased approximately 22% to $1,576,571 for the three months ended March 31, 2020, from $1,296,866 for the same period in 2019. This increase of $279,705, is primarily due to an approximate 26% increase in General, Administrative and Consulting costs combined with an approximate 19% increase in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased legal, rent, and general operating supply costs incurred during the three months ended March 31, 2020, as compared to the same period in 2019. The increase in Salaries and Contract Labor was a result of adding staff to our payroll to support contract manufacturing and new product development. Research and Development costs increased to $46,928, for the three months ended March 31, 2020, as compared to $46,304, for the same period in 2019. This is an increase of $624, or approximately 1%.

The following table presents a comparison of total operating expense for the three months ended March 31, 2020 and 2019:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2020	2019	% change	$ change
Salaries and Contract Labor	$741,205	$623,699	19%	$117,506
General, Administrative and Consulting	788,438	626,863	26%	161,575
Research and Development	46,928	46,304	1%	624
Total operating expenses	$1,576,571	$1,296,866	22%	$279,705

Other income was $23,818 for the three months ended March 31, 2020, as compared to $24,632 for the same period in 2019. This is a decrease of $814, or approximately 3%. Interest expense for the three months ended March 31, 2020 was $194,880, compared to $114,077 for the same period in 2019. This is an increase of $80,803, or approximately 71%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2020, we accrued dividends payable of $63,195, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. As discussed below, in December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). Interest recorded for the three months ended March 31, 2020 for the 2019 Promissory Note was $8,628 whereas there was no similar interest expense for the same period in 2019. Additionally, non-cash interest expense in the amount of $60,346 for the issuance of warrants in conjunction with the 2019 Promissory Note was recorded for the three months ended March 31, 2020. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended March 31, 2020, was $422,494, compared to net loss of $51,958, for the same period in 2019. This is an increase in loss of $370,536 and is the result of the reduction in radiological services revenue, the increase in operating expense from contract manufacturing salaries, and increased interest expense for the three months ended March 31, 2020, as compared to the same period in 2019.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended March 31, 2020 was $755,221, compared to $463,232 for the same period in 2019. This is an increase of $291,989, or approximately 63%. The increase is primarily the result of increased demand for our Iodine I-131 radiochemical products and the commencement of sales of our new generic sodium iodide I-131 drug product which was launched in March 2020.

Gross profit of radiochemical products for the three months ended March 31, 2020 was $345,626, compared to $183,582, for the same period in 2019, and gross profit percentages were approximately 46% and 40% for the three months ended March 31, 2020 and 2019, respectively. This increased gross profit percentage is a result of sales of our new generic sodium iodine I-131 drug product and continued improvements of utilization of raw materials. Cost of sales for radiochemical products increased to $409,595 for the three months ended March 31, 2020, as compared to $279,650 for the same period in 2019. This is an increase of $129,945, or approximately 46%, and was primarily the result of increased sales of product. Operating expense for this segment increased to $305,605 for the three months ended March 31, 2020, compared to $87,576 for the same period in 2019. This increase in operating expense of $218,029, or approximately 249%, is primarily due to increased costs for support labor for contract manufacturing startup operations, increased support labor related to increased radiochemical sales activity, and increased support labor related to the rollout of our new generic sodium iodine I-131 drug product. This segment reported net income of $5,619 for the three months ended March 31, 2020, as compared to net income of $96,006 for the same period in 2019. The decrease in net income of $90,387 or approximately 94%, is primarily the result of the increase in operating expenses.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended March 31, 2020 was $305,620, compared to $376,089, for the same period in 2019. This represents a decrease of $70,469, or approximately 19%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR). Although we have not been able to obtain high specific activity material from the ATR reactor since late 2013, periodically we are able to acquire recycled material or material from alternative suppliers that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. In addition, we have begun to supply cobalt to periodically supply material to customers who previously paid for the material under supply agreements entered into with us in 2015. As we have supplied this material to our customers, we have recognized the sales on our statement of operations.

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

As of March 31, 2020, we continued to hold many in-progress, old design cobalt targets at the ATR. We believe that many of the older design targets we hold at the ATR, and that we report as inventory, still hold significant market value in excess of their current carrying values and we have concluded that no impairment existed at that time. We will periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our consolidated balance sheet.

In April 2019, because of our inability to supply high specific activity cobalt material produced by the DOE’s ATR, we were forced to modify a supply agreement with one of our cobalt customers. The modifications require that we refund approximately $1,100,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period. We have also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 with no interest charge. In addition, we have identified another customer ready to purchase this material. The Company does not anticipate any significant net negative effect of this change as sales under the new agreement are expected to offset most of the refunds made under the old agreement. Accordingly, we will classify refund payments due within one year as a short-term liability and payments due beyond one year as a long-term liability, rather than as short-term deferred revenue on our consolidated balance sheets.

Cost of sales for the three months ended March 31, 2020, was $64,439, as compared to $120,145, for the same period in 2019. Gross profit for cobalt products for the three months ended March 31, 2020 was $241,181 compared to $255,944 for the same period in 2019. This is a decrease of $14,763, or approximately 6% and is primarily attributable to our decrease in source manufacturing for the three months ended March 31, 2020, as compared to the same period in 2019. Our gross profit percentages were approximately 79% and 68% for the three-month periods ended March 31, 2020 and 2019, respectively. The increase in the gross profit percentage for the three months ended March 31, 2020 is primarily due to decreased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $117,385 for the three months ended March 31, 2020, from $63,074 for the same period in 2019. This is an increase of $54,311, or approximately 86%. This increase in operating expenses for the three months ended March 31, 2020 is due to increased equipment expenses and labor expenses. Our net income for cobalt products was $123,796 for the three months ended March 31, 2020, as compared to a net income of $192,870 for the same period in 2019. The decrease in net income of $69,074, or approximately 36%, was attributable to the increased operating expenses.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended March 31, 2020, was $1,042,124, compared to $1,100,922 for the same period in 2019. This represents a decrease in revenue of $58,798, or approximately 5%. As discussed above, due to a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated. The decrease in sales for the period ended March 31, 2020 was due to slowing sales activity attributed to the COVID-19 global outbreak which resulted in the closure of many imaging clinics and suspension of elective or non-essential imaging procedures.

We anticipate that our sales through RadQual will recover from the impact of the COVID-19 pandemic. We believe that many of the medical procedures have been delayed, not canceled, and there is a pent-up demand for these products. We will also continue to work towards development of several new products and to further expand our international sales. In addition, we will continue to work with TI Services on marketing strategies to boost customer service and sales of some nuclear medicine imaging and pharmacy products.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2020, was $472,774, as compared to $471,142 for the same period in 2019. The small increase in cost of sales in the period-to-period comparison of $1,632, or less than 1%, is due to slight increases in material purchased for flood source manufacturing for the three-month period ended March 31, 2020, as compared to the same period in 2019. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2020 was $569,350 compared to $629,780 for the same period in 2019. This is a decrease in gross profit of $60,430, or approximately 10%. The decrease in gross profit in the period-to-period comparison is primarily the result of the decreased sales.

Operating expense for this segment for the three months ended March 31, 2020 decreased to $401,303, from $422,062 for the same period in 2019. This is a decrease of $20,759, or approximately 5%, and is the result of decreased non-controlling member interest expense as compared to the same period in 2019. Operating expense includes consolidated net operating expense reported for RadQual of $164,943 and non-controlling member interest expense of $42,434, for the three months ended March 31, 2020, as compared to $139,894 of net operating expense and non-controlling member interest expense of $103,390 for the same period in 2019. Net operating expense included for TI Services was $31,162 for the three months ended March 31, 2020, and $32,725 for the same period in 2019. TI Services non-controlling interest included was $2,021 for the three-month period ended March 31, 2020, as compared to $5,102 for the same period in 2019. Net income for this segment for the three months ended March 31, 2020 was $185,301, compared to $216,822 for the same period in 2019. This is a decrease in net income of $31,521, or approximately 15% and is primarily the result of decreased revenue.

Radiological Services. Revenue from all radiological services for the three months ended March 31, 2020 was $72,321, compared to $587,609, for the same period in 2019, a decrease of $515,288 or approximately 88%. The majority of our revenue in this segment has been generated by the performance of activities in connection with contracts for the DOE and the International Atomic Energy Agency (IAEA) to support recovery of disused sources and removal of certain devices. The decrease in the revenue for the period comparison is the result of the DOE cancelling and putting on hold all contracts related to this type of work. The Company plans to suspend these activities going forward.

On May 3, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source Company equipment. The Company has reviewed the results of the DOE investigation into this event and has implemented appropriate corrective actions. Since August 2019 the DOE has assumed full control of the ongoing cleanup operations and has assumed all of the financial obligations associated with the contractors hired to carry out all of the facility recovery operations. Under the terms of the contract the Company believes it should be indemnified from financial liability for this event by the DOE under the Price Anderson Act (PAA) and the Company has formally requested the DOE to provide indemnification under the PAA.

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

Cost of sales for the three months ended March 31, 2020, was $21,717, as compared to $217,492, for the same period in 2019. Gross profit for this segment for the three months ended March 31, 2020 was $50,605, compared to $370,117, reported for the same period in 2019. The decrease in gross profit of $319,512, or approximately 86%, is the result of the decrease in service contracts completed and reported in this segment for the three months ended March 31, 2020, as compared to the same period in 2019. Operating expense for the three months ended March 31, 2020 was $66,224 as compared to $58,839, reported for the same period in 2019. This increase of $7,385, or approximately 13%, is the result of increased professional fees.

Net loss for this segment for the three months ended March 31, 2020 was $14,929, compared to net income of $311,279, for the same period in 2019. This is a decrease in net income of $326,207, or approximately 105% and is the result in the decrease in revenue related to DOE contracts.

Fluorine Products. For the three months ended March 31, 2020, we had revenues related to Fluorine Products of $160,500. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. There was no revenue to report from the fluorine products segment for the three months ended March 31, 2019. During the three months ended March 31, 2020, we incurred $37,630 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $37,495 for the same three-month period in 2019. This is an increase of less than 1% in the period-to-period comparison.

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. The project has been placed on hold since 2013 and we will continue to limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials until such time that we decide to resume the project.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, we had cash and cash equivalents of $568,656 as compared to $575,422 at December 31, 2019. This is a decrease of $6,766 or approximately 1%. For the three months ended March 31, 2020, net cash used in operating activities was $88,240 and for the three months ended March 31, 2019, net cash used in operating activities was $420,576. The decrease in cash used in operating activities and decrease in cash and cash equivalents at period end in the period-to-period comparison is the result of decreased accounts receivable.

Inventories at March 31, 2020 totaled $3,379,373, and inventories at December 31, 2019 totaled $3,423,420. A significant amount of our inventory consists of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. At March 31, 2020, this raw cobalt material inventory accounted for approximately 89% of our work-in-process inventory. At December 31, 2019, this in-process raw material inventory accounted for approximately 89% of our work in process inventory. We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company. As of March 31, 2020, we determined that no impairment of this raw material inventory was necessary.

Cash used in investing activities was $1,565 for the three months ended March 31, 2020, and cash used in investing activities was $5,084 for the same period in 2019. The cash used for the three months ended March 31, 2020, and for the same period in 2019, was for the purchase of equipment.

Financing activities provided cash of $85,361, during the three months ended March 31, 2020, and cash used by financing activities for the same period in 2019 was $358. During the three months ended March 31, 2020, cash paid for interest was $60,205 and during the same three-month period in 2019, cash paid for interest was $59,127. Additionally, during the three months ended March 31, 2020, we received $6,666 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $1,581 for the same period in 2019.

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

In February 2020, the Company paid its second annual dividend on the Series C Preferred Stock. Dividends payable totaled $251,280. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 3,408,000 shares of common stock in lieu of a dividend payment of $204,480. The remaining $46,800 of dividend payable was settled with cash.

Total decrease in cash for the three-month period ended March 31, 2020, was $4,444 compared to a cash decrease of $426,018 for the same period in 2019.

We expect that cash from operations, cash raised via equity financing, and our current cash balance will be sufficient to fund operations for the next twelve months. Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 outbreak.

At March 31, 2020, there were 50,090,000 outstanding warrants to purchase our common stock. Included in this number are 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022; and, 30,000,000 Class O Warrants issued December 30, 2019, with an exercise price of $0.045 and an expiration date of December 30, 2024.

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

At March 31, 2020, accrued interest payable on the 2013 Promissory Note totaled $189,234.

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

At March 31, 2020, accrued interest on the 2018 Promissory Note totaled $13,970.

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we had borrowed $675,000 under the 2019 promissory note. In February 2020, we borrowed an additional $325,000. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The warrants are exercisable at an exercise price of $0.045 per share and have a term of five years. At March 31, 2020, accrued interest on the 2019 Promissory Note totaled $9,131.

On April 23, 2020, the Company, through its wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $495,500 from the SBA Loan. The SBA Loan is scheduled to mature on April 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The SBA Loan may be prepaid at any time prior to maturity with no prepayment penalties.

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the SBA Loan primarily for payroll costs. No assurance can be given that the Company will be granted forgiveness of the SBA Loan in whole or in part.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

From time-to-time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2020, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not a party to any legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

_______________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2020	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer