Form 10-Q
period 2020-09-30
INTERNATIONAL ISOTOPES INC
filed 2020-11-16
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the number of shares of common stock, $0.01 par value, outstanding was 424,344,298.

1

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended September 30, 2020

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$898,215	$575,422
Accounts receivable	1,184,105	875,914
Inventories	1,238,034	3,423,420
Prepaids and other current assets	1,045,949	1,444,593
Total current assets	4,366,303	6,319,349

Long-term assets
Restricted cash	638,639	635,498
Property, plant and equipment, net	1,911,668	2,003,887
Financing lease right-of-use asset	26,144	13,302
Operating lease right-of-use asset	2,567,532	709,883
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,067,317	4,190,621
Total long-term assets	10,595,555	8,937,446
Total assets	$14,961,858	$15,256,795

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,271,349	$4,229,128
Accrued liabilities	1,195,773	1,096,090
Unearned revenue	1,198,910	1,240,205
Current portion of operating lease right-of-use liability	83,862	100,777
Current portion of financing lease liability	7,608	2,367
Current installments of notes payable	471,809	1,519,496
Total current liabilities	5,229,311	8,188,063

Long-term liabilities
Obligation for lease disposal costs	577,434	546,570
Related party notes payable, net of debt discount	1,026,640	1,216,874
Notes payable, net of current portion	5,506	12,276
Financing lease liability, net of current portion	18,902	10,970
Operating lease right-of-use liability, net of current portion	2,506,531	609,106
Mandatorily redeemable convertible preferred stock, net of discount	4,881,337	4,785,086
Total long-term liabilities	9,016,350	7,180,882
Total liabilities	14,245,661	15,368,945

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 424,272,658 and 419,842,256 shares issued and outstanding respectively	4,242,727	4,198,423
Additional paid in capital	122,181,532	121,680,163
Accumulated deficit	(127,950,501)	(128,064,385)
Deficit attributable to International Isotopes Inc. stockholders	(1,526,242)	(2,185,799)
Equity attributable to noncontrolling interest	2,242,439	2,073,649
Total equity (deficit)	716,197	(112,150)
Total liabilities and stockholders' equity (deficit)	$14,961,858	$15,256,795

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Sale of product	$2,864,288	$2,337,488	$7,359,633	$7,001,179
Cost of product	974,882	1,224,805	2,847,316	3,284,617
Gross profit	1,889,406	1,112,683	4,512,317	3,716,562

Operating costs and expenses
Salaries and contract labor	662,821	650,363	2,140,565	1,870,107
General, administrative and consulting	679,520	577,540	2,041,705	1,804,983
Research and development	57,051	65,995	145,444	162,653
Total operating expenses	1,399,392	1,293,898	4,327,714	3,837,743

Net operating income (loss)	490,014	(181,215)	184,603	(121,181)

Other income (expense):
Other income (expense)	95,503	693,639	679,216	(149,389)
Interest income	81	3,322	3,164	10,355
Interest expense	(193,085)	(146,620)	(584,309)	(397,539)
Total other income (expense)	(97,501)	550,341	98,071	(536,573)
Net (loss) income	392,513	369,126	282,674	(657,754)
Less income attributable to noncontrolling interest	85,463	132,664	168,790	314,935

Net income (loss) attributable to International Isotopes Inc.	$307,050	$236,462	$113,884	$(972,689)

Net income (loss) per common share - basic:	$—	$—	$—	$—
Net income (loss) per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic:	424,054,007	419,800,218	422,832,562	417,645,817
Weighted average common shares outstanding - diluted:	433,442,413	429,600,218	432,220,968	417,645,817

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$282,674	$(657,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	225,949	197,054
Accretion of obligation for lease disposal costs	30,864	28,684
Accretion of beneficial conversion feature and discount	291,435	116,368
Equity based compensation	80,203	113,093
Gain on sale of property, plant and equipment	(8,500)	(1,700)
Forgiveness of Paycheck Protection Program Loan	(546,100)	—
Right-of-use asset amortization	22,861	—
Changes in operating assets and liabilities:
Accounts receivable	(308,191)	20,634
Inventories	1,053,376	(664,332)
Prepaids and other current assets	398,644	(928,342)
Accounts payable and accrued liabilities	(521,606)	2,003,136
Unearned revenues	(41,295)	18,837)
Net cash provided by operating activities	960,314	208,004

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	8,500	1,700
Purchase of property, plant and equipment	(6,744)	(77,959)
Net cash provided by (used in) investing activities	1,756	(76,259)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	13,430	89,036
Payments on financing lease	(3,351)	—
Distributions to non-controlling interest	—	(6,200)
Proceeds from the issuance of notes payable	871,100	—
Principal payments on notes payable	(1,517,315)	(526,883)
Net cash used in financing activities	(636,136)	(444,047)

Net increase (decrease) in cash, cash equivalents, and restricted cash	325,934	(312,302)
Cash, cash equivalents, and restricted cash at beginning of period	1,210,920	1,450,467
Cash, cash equivalents, and restricted cash at end of period	$1,536,854	$1,138,165

Supplemental disclosure of cash flow activities:
Cash paid for interest	$67,575	$115,718

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$204,480	$205,980
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$2,649,070	$—
Decrease in operating lease right-of-use asset and right-of-use liability for disposal of old lease	$697,009	$—
Increase in financing lease right-of-use asset and right-of-use liability for new lease	$16,524	$—
Decrease in inventory and decrease in accounts payable for cancellation of DOE contract	$1,132,010	$—
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$247,560	$—
Decrease in unearned revenue and increase in notes payable for repayment plan	$—	$2,182,142

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:
	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$898,215	$505,400
Restricted cash included in long-term assets	638,639	632,765
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,536,854	$1,138,165

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

					Deficit	Equity
					Attributable	Attributable
	Common stock		Additional		to Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2020	419,842,256	$4,198,423	$121,680,163	$(128,064,385)	$(2,185,799)	$2,073,649	$(112,150)
Shares issued under employee stock purchase plan	303,610	3,036	10,394	—	13,430	—	13,430
Stock grant	302,125	3,021	(3,021)	—	—	—	—
Stock in lieu of dividends on convertible preferred C	3,408,000	34,080	170,400	—	204,480	—	204,480
Shares issued for exercise of employee stock options	416,667	4,167	(4,167)	—	—	—	—
Convertible debentures beneficial conversion feature	—	—	102,584	—	102,584	—	102,584
Warrants issued with convertible debentures	—	—	144,976	—	144,976	—	144,976
Stock based compensation	—	—	80,203	—	80,203	—	80,203
Net income	—	—	—	113,884	113,884	168,790	282,674
Balance, September 30, 2020	424,272,658	$4,242,727	$122,181,532	$(127,950,501)	$(1,526,242)	$2,242,439	$716,197

					Deficit	Equity
					Attributable	Attributable
	Common stock		Additional		to Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, July 1, 2020	423,794,088	$4,237,941	$122,171,489	$(128,257,551)	$(1,848,121)	$2,156,976	$308,855
Shares issued under employee stock purchase plan	61,903	619	2,538	—	3,157	—	3,157
Shares issued for exercise of employee stock options	416,667	4,167	(4,167)	—	—	—	—
Stock based compensation	—	—	11,672	—	11,672	—	11,672
Net income	—	—	—	307,050	307,050	85,463	392,513
Balance, September 30, 2020	424,272,658	$4,242,727	$122,181,532	$(127,950,501)	$(1,526,242)	$2,242,439	$716,197

See accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

					Deficit	Equity
					Attributable	Attributable
	Common stock		Additional		to Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2019	413,168,301	$4,131,683	$120,805,997	$(126,541,421)	$(1,603,741)	$1,757,875	$154,134
Shares issued under employee stock purchase plan	99,372	993	4,043	—	5,036	—	5,036
Stock grant	279,767	2,798	(2,798)	—	—	—	—
Stock in lieu of dividends on convertible preferred C	3,433,000	34,330	171,650	—	205,980	—	205,980
Shares issued for exercise of employee stock options	2,825,000	28,250	55,750	—	84,000	—	84,000
Distribution to non-controlling interest	—	—	—	—	—	(6,200)	(6,200)
Stock based compensation	—	—	113,093	—	113,093	—	113,093
Net (loss) income	—	—	—	(972,689)	(972,689)	314,935	(657,754)
Balance, September 30, 2019	419,805,440	$4,198,054	$121,147,735	$(127,514,110)	$(2,168,321)	$2,066,610	$(101,711)

					Deficit	Equity
					Attributable	Attributable
	Common stock		Additional		to Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, July 1, 2019	419,774,105	$4,197,741	$121,125,897	$(127,750,572)	$(2,426,934)	$1,933,946	$(492,988)
Shares issued under employee stock purchase plan	31,335	313	1,285	—	1,598	—	1,598
Stock based compensation	—	—	20,553	—	20,553	—	20,553
Net income	—	—	—	236,462	236,462	132,664	369,126
Balance, September 30, 2019	419,805,440	$4,198,054	$121,147,735	$(127,514,110)	$(2,168,321)	$2,066,610	$(101,711)

See accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three- or nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

Recent Accounting Pronouncements – In August 2020, the Financial Accounting Standards Board issued ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies accounting related to convertible debt instruments. The standard is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. INIS is currently evaluating the effect this standard will have on its financial statements.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine months ended September 30, 2020, the Company reported net income of $113,884, net of non-controlling interest, and net cash provided by operating activities of $960,314. During the nine months ended September 30, 2019, the Company reported net loss of $972,689, net of non-controlling interest, and net cash provided by operating activities of $208,004.

During the nine months ended September 30, 2020, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments. During this period the Company received approval from the U.S. Food and Drug Administration (FDA) for a generic sodium iodide I-131 drug product. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the first generic sodium iodide I-131 product approved by the FDA in the US.

Additionally, the Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier, and the Company considers it a valuable asset.

The Company expects that cash from operations, equity or debt financing, and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the nine months ended September 30, 2020, the Company had 13,875,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

For the three months ended September 30, 2020, the Company had 13,875,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock, and 850 outstanding shares of Series B redeemable convertible preferred stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding - basic	424,054,007	419,800,218	422,832,562	417,645,817

Effects of dilutive shares
Stock Options	3,211,795	9,800,000	3,211,795	—
Warrants	6,176,611	—	6,176,611	—
Series B redeemable convertible preferred stock	—	—	—	—
Series C redeemable convertible preferred stock	—	—	—	—
Weighted average common shares outstanding - diluted	433,442,413	429,600,218	432,220,968	417,645,817

For the nine months ended September 30, 2019, the Company had 23,605,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the three-months ended September 30, 2019, the Company had 13,805,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at September 30, 2020 and 2019:

	September 30,
	2020	2019
Stock options	22,275,000	23,605,000
Warrants	50,090,000	20,090,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	42,130,000	42,130,000
	114,920,000	86,250,000

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

(5)       Inventories

Inventories consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Raw materials	$33,609	$40,648
Work in process	1,200,830	3,379,943
Finished goods	3,595	2,829
	$1,238,034	$3,423,420

Work in process includes cobalt-60 targets that are located in the U.S. Department of Energy’s (DOE) Advanced Test Reactor (ATR) located outside of Idaho Falls, Idaho. These targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the ATR. At September 30, 2020, and at December 31, 2019, this cobalt target inventory had a carrying value of $170,603 and $201,349, respectively.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. During the second quarter of 2020, the Company modified its agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. During the nine months ended September 30, 2020, work in process was reduced by $2,050,100 from a $918,090 cash refund from the DOE and a reduction of accounts payable of $1,132,010. At September 30, 2020, and at December 31, 2019, this cobalt target inventory had a carrying value of $741,617 and $2,810,100, respectively.

The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the nine months ended September 30, 2020 and 2019, the Company recognized approximately $145,500 and $107,500, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts. For the three-months ended September 30, 2020 and 2019, the Company recognized approximately $123,500 and $5,000, respectively of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2020 and 2019, the Company issued 303,610 and 99,372 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $13,430 and

$5,036, respectively. As of September 30, 2020, 3,171,551 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.   At September 30, 2020, there were 33,768,926 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of September 30, 2020, and changes during the nine months ended September 30, 2020, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	23,655,000	$0.05
Granted	1,200,000	$0.05
Exercised	(1,000,000)	$0.04
Expired	—	$—
Forfeited	(1,580,000)	$0.07
Outstanding at September 30, 2020	22,275,000	$0.05	5.7	$126,000
Exercisable at September 30, 2020	19,049,500	$0.05	5.3	$126,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.05 per share on September 30, 2020, the last trading day of the quarter.

As of September 30, 2020, there was $50,382 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.05 years.

During the nine months ended September 30, 2020, the Company granted an aggregate of 1,200,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at the one year anniversary for all grants and expiration at ten year anniversary for all grants. The weighted average exercise price for these options was $0.05 per share. The options have a fair value of $32,582 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.36% to 0.63%, expected dividend yield rate of 0%, expected volatility of 56.18% to 58.75% and an expected life between 5.5 and 7.5 years.

Total stock-based compensation expense for the nine months ended September 30, 2020 and 2019 was $80,203 and $113,093 respectively. Total stock-based compensation expense for the three-months ended September 30, 2020 and 2019 was $11,672 and $20,553, respectively.

In August 2020, 1,000,000 qualified stock options were exercised under a cashless exercise. The Company withheld 583,333 shares to satisfy the exercise price and issued 416,667 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements.

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

Warrants

Warrants outstanding at September 30, 2020, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022; and 30,000,000 Class O Warrants which are immediately exercisable at an exercise price of $0.045 per share and expire December 30, 2024.

Warrants outstanding at September 30, 2019, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022 and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Preferred Stock

At September 30, 2020, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares of Series B Preferred Stock are also convertible into 425,000 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At September 30, 2020, there were 4,213 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the nine months ended September 30, 2020 and 2019 dividends paid to holders of the Series C Preferred Stock totaled $251,280 and $252,780, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months ended September 30, 2020 and 2019 the Company issued 3,408,000 and 3,433,000 shares of common stock, respectively, in lieu of a dividend payment of $204,480 and $205,980, respectively. The remaining $46,800 of dividend payable was settled with cash.

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

At September 30, 2020, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $204,234. Interest expense recorded for the nine months ended September 30, 2020, was $22,500.

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

At September 30, 2020, accrued interest on the 2018 Promissory Note totaled $17,570.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 with no interest charge. At September 30, 2020 balance on this refund is $462,258.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share. The fair value of these warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At September 30, 2020 accrued interest on the 2019 Promissory Note totaled $29,131.

On April 23, 2020, the Company, through its wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $546,100 from the SBA Loan. The SBA Loan is scheduled to mature on April 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The SBA Loan may be prepaid at any time prior to maturity with no prepayment penalties.

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

As of September 30, 2020, the Company has used the entire loan proceeds to fund qualifying expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, the Company has recognized the entire loan amount as ‘Other Income’ at September 30, 2020.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $638,639.

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, the Company committed to construct a uranium de-conversion and Fluorine Extraction Process facility on the land.  In order to retain title to the property, the Company was to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016. Those dates were also not met. The Company has been in discussion with commercial companies possibly interested in purchasing rights to this project. Should those discussions come to fruition the Company plans to negotiate a second modification to the PPA agreement to further extend the commitment dates. If the Company is not successful in reaching an amendment to extend the performance dates in the PPA. then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

On May 2, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the State of Washington. This work was being performed under a contract with the DOE. The Company supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source Company equipment. The Company has reviewed the results of the DOE investigation into this event and has implemented appropriate corrective actions. Since August 2019, the DOE has assumed full control of the ongoing cleanup operations and has assumed all of the financial obligations associated with the contractors hired to carry out all of the facility recovery operations. Under the terms of the contract, the Company believes it should be indemnified from financial liability for this event by the DOE under the Price Anderson Amendments Act (PAAA) and the Company has formally requested the DOE to provide indemnification under the PAAA. While the DOE’s review of the request is still underway, the Company believes that a determination of indemnification under the PAAA is probable. Such indemnification would allow the Company to recoup all its costs associated with this contamination event. During 2019, the Company incurred $2,384,255 in expenses related to the contamination and its cleanup. During the nine months ended September 30, 2020, the Company incurred an additional $82,683 in expenses related to the contamination and its cleanup. During 2019, the Company received $964,958 in reimbursements from its insurance company for expenses related to the contamination and its cleanup. During the nine months ended September 30, 2020, the DOE paid $576,732 on behalf of the Company for expenses related to the contamination and its cleanup. The Company has determined that an additional $718,795 of its incurred expenses related to the contamination and its cleanup are probable for recovery pursuant to ASC 410-30.

The Washington Department of Health (DOH) issued a Notice of Violation to the Company in May 2020 citing two violations of the Company’s reciprocity license in the State of Washington. Also, the U.S. Nuclear Regulatory Commission (NRC) completed an inspection of the Company’s radiological safety program and issued a Notice of Violation in June 2020 citing two different violations of the Company’s NRC materials license. The Company has completed Predecisional Enforcement Conferences with the Washington DOH and the NRC and has provided the agencies with information on all corrective actions completed by the Company to prevent reoccurrence.

The NRC notified the Company on October 20, 2020 that it had determined the violations were considered a Severity Level II problem. In accordance with their enforcement discretion authority the NRC has decided not to impose any civil penalty against the Company for these violations in recognition of the Company’s significant corrective actions. The Company corrective actions included termination of all field service activities and removal of these activities from the Company’s NRC license.

The Company is still awaiting the results of deliberations by Washington DOH on the violations and their decision for any further actions or the imposition of a civil penalty against the Company. In the event the Washington DOH Notice of Violation results in the imposition of a civil penalty against the Company, the Company’s legal counsel reasonably believes such civil penalty falls within the parameters for indemnification of the Company under the PAAA. It is not possible at this time to predict the timing or outcome of the Washington DOH violations or to estimate a potential amount of loss, if any.

(9)     Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,149,698	$144,848	$1,294,546	45%	$917,886	$18,770	$936,656	40%
Cobalt Products	544,989	—	544,989	19%	97,849	—	97,849	4%
Nuclear Medicine Products	755,556	202,737	958,293	34%	1,022,291	—	1,022,291	44%
Radiological Services	54,760	—	54,760	2%	280,692	—	280,692	12%
Fluorine Products	11,700	—	11,700	0%	—	—	—	0%
	$2,516,703	$347,585	$2,864,288	100%	$2,318,718	$18,770	$2,337,488	100%

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$2,807,241	$355,579	$3,162,820	43%	$2,151,960	$22,035	$2,173,995	31%
Cobalt Products	1,067,417	7,858	1,075,275	15%	687,177	—	687,177	10%
Nuclear Medicine Products	2,215,330	562,960	2,778,290	38%	3,023,425	30,484	3,053,909	44%
Radiological Services	171,048	—	171,048	2%	1,086,098	—	1,086,098	16%
Fluorine Products	172,200	—	172,200	2%	—	—	—	0%
	$6,433,236	$926,397	$7,359,633	100%	$6,948,660	$52,519	$7,001,179	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2020, the Company reported current unearned revenue of $1,198,910. For the period ended December 31, 2019, the Company reported current unearned revenue of $1,240,205. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2020, and December 31, 2019, accounts receivable totaled $1,184,105 and $875,914, respectively.  For the nine months ended September 30, 2020, the Company did not incur material impairment losses with respect to its receivables.

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

	Nine Months Ended September 30,
	2020	2019
Operating lease costs	$196,291	$112,180
Short-term operating lease costs	27,666	6,593
Financing lease expense:
Amortization of right-of-use assets	3,682	—
Interest on lease liabilities	1,194	—
Total financing lease expense	4,876	—
Total lease expense	$228,833	$118,773

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,649,070	$810,367
Right-of-use assets obtained in exchange for new financing lease liabilities	$16,524	$—

Weighted-average remaining lease term (years) - operating leases	14.3	7.0
Weighted-average remaining lease term (years) - financing leases	3.3	—
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.82%	—

The future minimum payments under these operating lease agreements are as follows:

	Operating	Financing
2020 (excluding the nine months ended September 30, 2020)	$63,139	$2,410
2021	257,383	9,641
2022	284,631	9,641
2023	287,108	5,880
2024	287,108	2,929
Thereafter	2,886,518	—
Total minimum operating lease obligations	4,065,887	30,501
Less-amounts representing interest	(1,475,494)	(3,991)
Present value of minimum operating lease obligations	2,590,393	26,510
Current maturities	(83,862)	(7,608)
Lease obligations, net of current maturities	$2,506,531	$18,902

(11)        Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2020	2019	2020	2019
Radiochemical Products	$1,294,546	$936,656	$3,162,820	$2,173,995
Cobalt Products	544,989	97,849	1,075,275	687,177
Nuclear Medicine Standards	958,293	1,022,291	2,778,290	3,053,909
Radiological Services	54,760	280,692	171,048	1,086,098
Fluorine Products	11,700	—	172,200	—
Total Segments	2,864,288	2,337,488	7,359,633	7,001,179
Corporate revenue	—	—	—	—
Total Consolidated	$2,864,288	$2,337,488	$7,359,633	$7,001,179

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2020	2019	2020	2019
Radiochemical Products	$10,089	$9,892	$30,797	$27,978
Cobalt Products	8,761	1,269	26,284	3,371
Nuclear Medicine Standards	15,842	15,954	47,820	47,246
Radiological Services	8,285	8,636	25,440	25,908
Fluorine Products	28,512	28,465	85,505	85,367
Total Segments	71,489	64,216	215,846	189,870
Corporate depreciation and amortization	3,491	2,394	10,103	7,184
Total Consolidated	$74,980	$66,610	$225,949	$197,054

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2020	2019	2020	2019
Radiochemical Products	$542,814	$331,988	$929,162	$680,990
Cobalt Products	342,724	38,517	542,394	353,639
Nuclear Medicine Standards	181,097	180,828	483,454	509,571
Radiological Services	34,145	482,414	5,684	(107,541)
Fluorine Products	(26,640)	(36,026)	59,770	(113,448)
Total Segments	1,074,140	997,721	2,020,464	1,323,211
Corporate loss	(767,090)	(761,259)	(1,906,580)	(2,295,900)
Net Income (Loss)	$307,050	$236,462	$113,884	$(972,689)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2020	2019	2020	2019
Radiochemical Products	$—	$3,994	$—	$18,839
Cobalt Products	—	47,338	—	50,831
Nuclear Medicine Standards	—	1,750	—	6,700
Radiological Services	—	—	—	—
Fluorine Products	—	—	1,565	1,589
Total Segments	—	53,082	1,565	77,959
Corporate purchases	5,179	—	5,179	—
Total Consolidated	$5,179	$53,082	$6,744	$77,959

	September 30,	December 31,
Segment Assets	2020	2019
Radiochemical Products	$748,527	$511,381
Cobalt Products	1,175,804	3,369,828
Nuclear Medicine Standards	2,058,071	2,111,225
Radiological Services	90,263	106,374
Fluorine Products	5,393,868	5,477,808
Total Segments	9,466,533	11,576,616
Corporate assets	5,495,325	3,680,179
Total Consolidated	$14,961,858	$15,256,795

(12)     Subsequent Events – The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no material items to disclose.

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

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries and joint venture, TI Services, LLC, and RadQual, LLC (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We also own a 24.5% interest in, and have management control of, RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices, with which we have an exclusive manufacturing agreement.

In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it had gained the ability to exercise significant management control over the operations of RadQual. Because of this increased management ability and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 2017. See Note 4, “Investment and Business Consolidation” to our unaudited condensed consolidated financial statements in this report for additional information.

Our business consists of the following five business segments:

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

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that can provide all these unique services. There has been a significant increase in regulation by the Nuclear Regulatory Commission (NRC) in recent years that has created a significant barrier to new entrants into this market. The Company has a contract in place with the U.S. Department of Energy (DOE) for the production of high specific activity cobalt in the Advanced test reactor in Idaho. This agreement will be in effect until October 2024.

Radiochemical Products. Our Radiochemical Products segment includes production and distribution and FDA approved generic sodium iodide I-131 drug product for the treatment of hyperthyroidism and carcinoma of the thyroid. We are the only U.S. Company distributing this generic drug product. This segment also includes distribution of certain other radiochemical products and contract manufacturing of radiopharmaceutical products for our customers.

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

Radiological Services. Our Radiological Services segment consisted of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. The Company has suspended all of its field service activities and is in the process of terminating gemstone processing. The Company believes that eliminating work in the Radiological Services segment will allow the Company to better focus upon our core business segments and our new products pipeline. We believe that the loss in revenue resulting from wrapping up of radiological field service work will be more than offset by increased revenues in our remaining business segments.

COVID-19 UPDATE

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during the nine months ended September 30, 2020.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  Revenue from nuclear medicine products for the nine months ended September 30, 2020, decreased approximately 6% compared to the same period in 2019.  Revenue from nuclear medicine products for the three months ended September 30, 2020, decreased approximately 9% compared to the same period in 2019.  The decrease in sales for the nine months and three months ended September 30, 2020, for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. The sale of radiochemical products increased during the three and nine month periods, however, we believe the increase in revenue would have been greater were it not for the negative impact of COVID-19.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue for the three months ended September 30, 2020 was $2,864,288 as compared to $2,337,488 for the same period in 2019, an overall increase of $526,800, or approximately 23%. This increase in revenue was largely the result of increased revenue in our Radiochemical Products segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2020 and 2019:

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2020	2019	$ change	% change
Radiochemical Products	$1,294,546	$936,656	$357,890	38%
Cobalt Products	544,989	97,849	447,140	457%
Nuclear Medicine Standards	958,293	1,022,291	(63,998)	-6%
Radiological Services	54,760	280,692	(225,932)	-80%
Fluorine Products	11,700	—	11,700	0%
Total Consolidated	$2,864,288	$2,337,488	$526,800	23%

Cost of sales decreased to $974,882 for the three months ended September 30, 2020 from $1,224,805 for the same period in 2019. This is a decrease of $249,923, or approximately 20%. The decrease in cost of sales in the three-month comparison was primarily due to the decreased activity in our radiological services segment, as discussed in detail below. Gross profit for the three months ended September 30, 2020 was $1,889,406, compared to $1,112,683 for the same period in 2019. This represents an increase in gross profit of $776,723, or approximately 70%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2020 and 2019:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2020	2020	2019	2019
Total Sales	$2,864,288		$2,337,488
Cost of Sales
Radiochemical Products	$447,174	16%	$384,586	16%
Cobalt Products	126,677	4%	18,396	1%
Nuclear Medicine Standards	395,148	14%	439,458	19%
Radiological Services	5,883	0%	382,365	16%
Fluorine Products	—	—	—	—
Total Segments	974,882	34%	1,224,805	52%

Gross Profit	$1,889,406		$1,112,683
Gross Profit %	66%		48%

Operating expense increased approximately 8% to $1,399,392 for the three months ended September 30, 2020, from $1,293,898 for the same period in 2019. This increase of $105,494, is primarily due to an approximate 18% increase in General, Administrative, and Consulting costs. This increase in General, Administrative, and Consulting was a result of increases to rent expense, license and permit expense, and insurance expense.

The following table presents a comparison of total operating expense for the three months ended September 30, 2020 and 2019:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2020	2019	% change	$ change
Salaries and Contract Labor	$662,821	$650,363	2%	$12,458
General, Administrative and Consulting	679,520	577,540	18%	101,980
Research and Development	57,051	65,995	-14%	(8,944)
Total operating expenses	$1,399,392	$1,293,898	8%	$105,494

Other Expense was ($97,501) for the three months ended September 30, 2020, as compared to Other Income of $550,341 for the same period in 2019. This is a decrease of $647,842. The decrease is primarily due to recovery income related to cost recoveries in 2019 related to the contamination event that occurred at an offsite location in the state of Washington in May 2019. Interest expense for the three months ended September 30, 2020 was $193,085, compared to $146,620 for the same period in 2019. This is an increase of $46,465, or approximately 32%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended September 30, 2020, we accrued dividends payable of $63,195, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. As discussed below, in December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). Interest recorded for the three months ended September 30, 2020 for the 2019 Promissory Note was $10,000 whereas there was no similar interest expense for the same period in 2019. Additionally, non-cash interest expense in the amount of $64,066 for the issuance of warrants in conjunction with the 2019 Promissory Note was recorded for the three months ended September 30, 2020. See Note 7 “Debt” to our unaudited condensed consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net income for the three months ended September 30, 2020, was $307,050, compared to net income of $236,462, for the same period in 2019. This is an increase of income of $70,588 and is the result of increased sales of our radiochemical product sodium iodide product offset by estimated cost recovery income related to the cleanup of the contamination event that occurred in the state of Washington recognized in the three months ended September 30, 2019.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended September 30, 2020 was $1,294,546, compared to $936,656 for the same period in 2019. This is an increase of $357,890, or approximately 38%. The increase is a result of a $579,766 or 99% increase in radiochemical product sales year over year that was primarily the result of sales of our new generic sodium iodide I-131 drug product which was launched in March 2020. We expect sales of our new product to continue to trend upward. This increase in sales was partially offset by a reduction in payments received for contract manufacturing services in the three-month period compared to 2019.

Gross profit of radiochemical products for the three months ended September 30, 2020 was $847,372, compared to $552,070, for the same period in 2019, and gross profit percentages were approximately 65% and 59% for the three months ended September 30, 2020 and 2019, respectively. This increased gross profit percentage is a result of sales of our new generic sodium iodine I-131 drug product and continued improvements of utilization of raw materials. Cost of sales for radiochemical products increased to $447,174 for the three months ended September 30, 2020, as compared to $384,586 for the same period in 2019. This is an increase of $62,588, or approximately 16%, and was primarily the result of increased sales of product. Operating expense for this segment increased to $304,559 for the three months ended September 30, 2020, compared to $220,082 for the same period in 2019. This increase in operating expense of $84,477, or approximately 38%, is primarily due to increased costs for support labor for contract manufacturing startup operations, increased support labor related to increased radiochemical sales activity, and increased support labor related to sales of our new generic sodium iodine I-131 drug product. This segment reported net income of $542,814 for the three months ended September 30, 2020, as compared to net income of $331,988 for the same period in 2019. The increase in net income of $210,827 or approximately 64%, is primarily the result of the 99% increase radiochemical product sales but somewhat offset by a reduction in payments received related to our contract manufacturing and supply agreement during the three months ended September 30, 2020.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended September 30, 2020 was $544,989, compared to $97,849, for the same period in 2019. This represents an increase of $447,140, or approximately 457%. The increase is due to timing of cobalt demand and our ability to procure material for this demand. The increase is also due to recognition of income for cobalt provided under our cobalt-60 supply agreements as described below.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity. Our production calculations indicated we should have anticipated having high specific activity cobalt available for our customers in late 2019. However, extended reactor shutdowns and lower than expected production rates of cobalt-60 in the new design cobalt targets have delayed delivery of high specific activity cobalt until the second quarter of 2021.

As of September 30, 2020, we continued to hold many in-progress, old design cobalt targets at the ATR. We believe that many of the older design targets we hold at the ATR, and that we report as inventory, still hold significant market value in excess of their current carrying values. We periodically continue to review the residual value of this cobalt material for potential impairment and make adjustments as deemed appropriate. During the three months ended September 30, 2020, we recognized $8,940 of impairment expense related to these old design cobalt targets.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our condensed consolidated balance sheet. During the three months ended September 30, 2020, we recognized $123,411 in revenue related to these contracts compared to $5,185 for the same period in 2019.

Cost of sales for the three months ended September 30, 2020, was $126,677, as compared to $18,396, for the same period in 2019. Gross profit for cobalt products for the three months ended September 30, 2020 was $418,312 compared to $79,453 for the same period in 2019. This is an increase of $338,859, or approximately 427% and is primarily attributable to increase in demand and supply for the three months ended September 30, 2020, as compared to the same period in 2019. Operating expense in this segment increased to $75,588 for the three months ended September 30, 2020, from $40,936 for the same period in 2019. This is an increase of $34,652, or approximately 85%. This increase in operating expenses for the three months ended September 30, 2020 is due to increased labor expenses. Our net income for cobalt products was $342,724 for the three months ended September 30, 2020, as compared to a net income of $38,517 for the same period in 2019. The increase in net income of $304,207, or approximately 790%, was attributable to timing of cobalt demand and our ability to procure material for this demand. The increase is also due to recognition of income for cobalt provided under our cobalt-60 supply agreements as described above.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended September 30, 2020, was $958,293, compared to $1,022,291 for the same period in 2019. This represents a decrease in revenue of $63,998, or approximately 6%. As discussed above, due to a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated. The decrease in sales for the period ended September 30, 2020 was due to slowing sales activity partially attributed to the COVID-19 global outbreak which resulted in the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures.

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

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2020, was $395,148, as compared to $439,458 for the same period in 2019. The decrease in cost of sales in the period-to-period comparison of $44,310, or 10%, is due to decrease in sales for the three-month period ended September, 2020, as compared to the same period in 2019. Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2020 was $563,145 compared to $582,833 for the same period in 2019. This is a decrease in gross profit of $19,688, or approximately 3%. The decrease in gross profit in the period-to-period comparison is primarily the result of the decreased sales. Our gross profit percentages were approximately 59% and 57% for the three-month periods ended September 30, 2020 and 2019, respectively. The increase in the gross profit percentage for the three months ended September 30, 2020 is primarily due to increased profit margins in our sales through TI Services.

Operating expense for this segment for the three months ended September 30, 2020 increased to $432,648, from $402,005 for the same period in 2019. This is an increase of $30,643, or approximately 8%, and is the result of increased labor and license expenses as compared to the same period in 2019. Operating expense includes consolidated net operating expense reported for RadQual of $136,661 and non-controlling member interest expense of $63,309, for the three months ended September 30, 2020, as compared to $83,202 of net operating expense and non-controlling member interest expense of $130,934 for the same period in 2019. Net operating expense included for TI Services was $22,486 for the three months ended September 30, 2020, and $31,527 for the same period in 2019. TI Services non-controlling interest included was $22,154 for the three-month period ended September 30, 2020, as compared to $1,730 for the same period in 2019. Other Income for this segment included $50,600 of income from a TI Services SBA Loan converted to grant income during the three months ended September 30, 2020. Net income for this segment for the three months ended September 30, 2020 was $181,097, compared to $180,828 for the same period in 2019. This is an increase in net income of $239, or less than 1%.

Radiological Services. Revenue from all radiological services for the three months ended September 30, 2020 was $54,760, compared to $280,692, for the same period in 2019, a decrease of $225,932 or approximately 81%. The majority of our revenue in this segment has been generated by the performance of activities in connection with contracts for the DOE and the International Atomic Energy Agency (IAEA) to support recovery of disused sources and removal of certain devices. The decrease in the revenue for the period comparison is the result of the DOE cancelling and putting on hold all contracts related to this type of work. The Company has suspended these contract activities going forward and has removed field services from the list of permitted activities in the Company’s NRC license.

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

The Washington Department of Health (DOH) issued a Notice of Violation to the Company in May 2020 citing two violations of the Company’s reciprocity license in the State of Washington related to the contamination event. Also, the U.S. Nuclear Regulatory Commission (NRC) completed an inspection of the Company’s radiological safety program and issued a Notice of Violation in June 2020 citing two different violations of the Company’s NRC materials license also related to the contamination event. The Company has completed Predecisional Enforcement Conferences with the Washington DOH and the NRC and has provided the agencies with information on all corrective actions completed by the Company to prevent reoccurrence.

The NRC notified the Company on October 20, 2020 that it had determined the violations were considered a Severity Level II problem. In accordance with their enforcement discretion authority the NRC has decided not to impose any civil penalty against the Company for these violations in recognition of the Company’s significant corrective actions. The Company corrective actions included termination of all field service activities and removal of these activities from the Company’s NRC license.

The Company is still awaiting the results of deliberations by Washington DOH on the violations and their decision for any further actions or the imposition of a civil penalty against the Company. In the event the Washington DOH Notice of Violation results in the imposition of a civil penalty against the Company, the Company’s legal counsel reasonably believes such civil penalty falls within the parameters for indemnification of the Company under the PAAA. It is not possible at this time to predict the timing or outcome of the Washington DOH violations or to estimate a potential amount of loss, if any.

In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2020 and the first half of 2021. During that time the Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be offset by the expansion of new nuclear medicine source product sales.

Cost of sales for the three months ended September 30, 2020, was $5,883, as compared to $382,365, for the same period in 2019. Gross profit for this segment for the three months ended September 30, 2020 was $48,877, compared to ($101,673), reported for the same period in 2019. The increase in gross profit of $150,550, or approximately 148%, is the result of the decrease in expenses related to service contracts completed and reported in this segment for the three months ended September 30, 2020, as compared to the same period in 2019. Operating expense for the three months ended September 30, 2020 was $14,731 as compared to $97,415, reported for the same period in 2019. This decrease of $82,684, or approximately 85%, is the result of decreased sales and activity within the business segment.

Net profit for this segment for the three months ended September 30, 2020 was $34,145, compared to net profit of $482,414, for the same period in 2019. This is a decrease in net profit of $448,269, or approximately 93% and is the result of recognition of cost recovery income related to the 2019 contamination event in Washington in the three months ended September 30, 2019 with no cost recovery income recognized in the three months ended September 30, 2020.

Fluorine Products. For the three months ended September 30, 2020, we had revenues related to Fluorine Products of $11,700. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. There was no revenue to report from the fluorine products segment for the three months ended September 30, 2019. During the three months ended September 30, 2020, we incurred $38,340 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $36,026 for the same three-month period in 2019. This is an increase of 6% in the period-to-period comparison.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue for the nine-month period ended September 30, 2020 was $7,359,633, as compared to $7,001,179 for the same period in 2019, an increase of $358,454, or approximately 5%. This increase in revenue was largely the result of increased revenue in our Radiochemical Products and Cobalt Products segments partially offset by a decrease in revenue in our Radiological Services segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2020 and September 30, 2019:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2020	2019	$ change	% change
Radiochemical Products	$3,162,820	$2,173,995	$988,825	45%
Cobalt Products	1,075,275	687,177	388,098	56%
Nuclear Medicine Standards	2,778,290	3,053,909	(275,619)	-9%
Radiological Services	171,048	1,086,098	(915,050)	-84%
Fluorine Products	172,200	—	172,200	0%
Total Consolidated	$7,359,633	$7,001,179	$358,456	5%

Gross profit for the nine-month period ended September 30, 2020 was $4,512,317, compared to $3,716,562, for the same period in 2019. This represents an increase of $795,755 or approximately 21%. This increase in gross profit was largely the result of increased revenue in our Radiochemical Products and Cobalt Products segments partially offset by a decrease in revenue in our Radiological Services segment, as discussed in detail below.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2020 and 2019:

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2020	2020	2019	2019
Total Sales	$7,359,633		$7,001,179
Cost of Sales
Radiochemical Products	$1,337,586	18%	$1,002,724	14%
Cobalt Products	270,207	4%	190,034	3%
Nuclear Medicine Standards	1,200,302	16%	1,357,299	19%
Radiological Services	39,221	1%	734,560	10%
Fluorine Products	—	0%	—	0%
Total Segments	2,847,316	39%	3,284,617	47%

Gross Profit	$4,512,317		$3,716,562
Gross Profit %	61%		53%

Operating expenses were $4,327,714 for the nine-month period ended September 30, 2020, compared to $3,837,743 for the same period in 2019. This represents an increase of $489,971, or approximately 13%. This increase is primarily due to an approximate 13% increase in General, Administrative and Consulting costs combined with an approximate 14% increase in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased rent expense related to the expansion of our existing facility and increased professional services expense during the nine months ended September 30, 2020, as compared to the same period in 2019. The increase in Salaries and Contract Labor was a result of adding staff to our payroll. Research and Development costs decreased to $145,444, for the nine months ended September 30, 2020, as compared to $162,653, for the same period in 2019. This is a decrease of $17,209, or approximately 11% and is primarily the result of a decrease in expenditures for product development in several of our business segments for the nine months ended September 30, 2020, as compared to the same period in 2019.

The following table shows total operating expenses for the nine-month period ended September 30, 2020 and 2019:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2020	2019	% change	$ change
Salaries and Contract Labor	$2,140,565	$1,870,107	14%	$270,458
General, Administrative and Consulting	2,041,705	1,804,983	13%	236,722
Research and Development	145,444	162,653	-11%	(17,209)
Total operating expenses	$4,327,714	$3,837,743	13%	$489,971

Other income was $679,216 for the nine months ended September 30, 2020, as compared to other expense of ($149,389) for the same period in 2019. This is an increase in income of $828,605. The increase is primarily due to income from the SBA Loan converted to grant income of $546,100 during the nine months ended September 30, 2020 combined with a decrease in expense related to the costs resulting from the contamination event that occurred at an offsite location in the state of Washington during the nine months ended September 30, 2019.

Interest expense for the nine months ended September 30, 2020 was $584,309, compared to $397,539 for the same period in 2019. This is an increase of $186,770, or approximately 47%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February and May 2017. For the nine months ended September 30, 2020, we accrued dividends payable of $189,585 which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $96,251 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. In April 2019, we agreed to modify our cobalt supply agreement with one of our cobalt customers. The modification was necessary to address the delays to cobalt delivery in 2018 and 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that we refund $2,182,142 for prior year undelivered material. Approximately $1,050,000 of this refund will include interest at 12% per year, payable over a one-year period on a portion of that amount. Interest for this refund for the nine months ended September 30, 2020 was $10,971 compared to $39,467 for the same period in 2019. Interest was also paid on a loan for a vehicle purchased in May 2016. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net income for the nine-month period ended September 30, 2020, was $113,884 as compared to net loss of ($972,689) for the same period in 2019. This is an increase in income of $1,086,573 or approximately 112%. This increase in net income is a result of the increase in net income in our Radiochemical Products business segment combined with income from the SBA Loan converted to grant income of $546,100 during the nine months ended September 30, 2020.

Radiochemical Products. Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2020 was $3,162,820 compared to $2,173,995 for the same period in 2019. This is an increase of $988,825, or approximately 45%. This increase was primarily the result of sales of our new generic sodium iodide I-131 drug product which was launched in March 2020. We expect sales of our new product to continue to trend upward. This increase in sales was partially offset by a reduction in payments received for contract manufacturing services in the nine-month period compared to 2019.

Cost of sales was $1,337,586 for the nine-month period ended September 30, 2020, and $1,002,724 for the same period in 2019. This is an increase of $334,862, or approximately 33%. This increase is primarily the result of our increase in sales, as discussed above.

Gross profit percentages for our radiochemical products for the nine months ended September 30, 2020 and 2019 were approximately 58% and 54%, respectively. Operating expense for this segment for the nine-month period ended September 30, 2020 was $880,419, compared to $489,603 for the same period in 2019. This is an increase of $390,816, or approximately 80%, and is primarily due to increased costs for support labor for contract manufacturing startup operations, increased rent expense directly related to our facility expansion for contract manufacturing operations, increased support labor related to increased radiochemical sales activity, and increased support labor related to rollout and sales of our new generic sodium iodine I-131 drug product. Net income for this segment increased to $929,162 for the nine-month period ended September 30, 2020, from $680,990 for the same period in 2019. This increase of $248,172, or approximately 36%, is primarily the result of the 91% increase radiochemical product sales but somewhat offset by a reduction in payments received for our contract manufacturing and supply agreement during the nine months ended September 30, 2020.

Cobalt Products. Revenues from the sale of cobalt products for the nine-month period ended September 30, 2020 were $1,075,275, compared to $687,177 for the same period in 2019. This is an increase of $388,098, or approximately 56%, and is the result of increased cobalt sealed source manufacturing.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR throughout the ten-year period. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in late 2019. However, extended reactor shutdowns and lower than expected production rates of cobalt-60 in the new design cobalt targets have delayed delivery of high specific activity cobalt. We currently expect to start sales of this new material in the second quarter of 2021.

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

Cost of sales for the nine months ended September 30, 2020, was $270,207, as compared to $190,034, for the same period in 2019. Gross profit for cobalt products for the nine months ended September 30, 2020 was $805,067 compared to $497,142 for the same period in 2019. This is an increase of $307,925, or approximately 62% and is primarily attributable to our increase in source manufacturing for the nine months ended September 30, 2020, as compared to the same period in 2019. Our gross profit percentages were approximately 75% and 72% for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase in the gross profit percentage for the nine months ended September 30, 2020 is primarily due to decreased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $262,673 for the nine months ended September 30, 2020, from $143,503 for the same period in 2019. This is an increase of $119,170, or approximately 83%. Our net income for cobalt products was $542,394 for the nine months ended September 30, 2020, as compared to a net income of $353,639 for the same period in 2019. The increase in net income of $188,755 or approximately 53%, was attributable to the increase in revenue for the nine months ended September 30, 2020, as compared to the same period in 2019.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the nine-month period ended September 30, 2020 was $2,778,290 compared to $3,053,909 for the same period in 2019. This represents a decrease in revenue attributable to this segment of $275,619, or approximately 9%. The decrease in sales for the period ended September 30, 2020 was due to slowing sales activity attributed to the COVID-19 global outbreak which resulted in the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures.

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

Gross profit for the nine-month period ended September 30, 2020 was $1,577,988, as compared to $1,696,610 for the same period in 2019, a decrease of $118,622, or approximately 17%. Operating expense for this segment for the nine-month period ended September 30, 2020 decreased to $1,145,134, from $1,187,038 for the same period in 2019. This is a decrease of $41,904 or approximately 4% and includes consolidated net operating expense reported for RadQual of $414,849 and non-controlling member interest expense of $145,533, for the nine months ended September 30, 2020, compared to consolidated net operating expense of $334,658 and non-controlling member interest expense of $310,528, for the nine months ended September 30, 2019. Other Income for this segment included $50,600 of income from a TI Services SBA Loan converted to grant income during the nine months ended September 30, 2020. Net income for this segment for the nine-month period ended September 30, 2020, decreased to $483,454, approximately 5%, from $509,571 for the same nine-month period in 2019.

Radiological Services. The radiological services segment reported revenue of $171,048 for the nine-month period ended September 30, 2019 compared to $1,086,098 for the same period in 2019. This is a decrease of $915,050, or approximately 84%. The majority of our revenue in this segment has been generated by the performance of activities in connection with contracts for the DOE and the International Atomic Energy Agency (IAEA) to support recovery of disused sources and removal of certain devices. The decrease in the revenue for the period comparison is the result of the DOE cancelling and putting on hold all contracts related to this type of work. The Company has suspended these activities going forward and has removed this activity from our NRC license.

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

The Washington Department of Health (DOH) issued a Notice of Violation to the Company in May 2020 citing two violations of the Company’s reciprocity license in the State of Washington related to the contamination event. Also, the U.S. Nuclear Regulatory Commission (NRC) completed an inspection of the Company’s radiological safety program and issued a Notice of Violation in June 2020 citing two different violations of the Company’s NRC materials license also related to the contamination event. The Company has completed Predecisional Enforcement Conferences with the Washington DOH and the NRC and has provided the agencies with information on all corrective actions completed by the Company to prevent reoccurrence.

The NRC notified the Company on October 20, 2020 that it had determined the violations were considered a Severity Level II problem. In accordance with their enforcement discretion authority the NRC has decided not to impose any civil penalty against the Company for these violations in recognition of the Company’s significant corrective actions. The Company corrective actions included termination of all field service activities and removal of these activities from the Company’s NRC license.

The Company is still awaiting the results of deliberations by Washington DOH on the violations and their decision for any further actions or the imposition of a civil penalty against the Company. In the event the Washington DOH Notice of Violation results in the imposition of a civil penalty against the Company, the Company’s legal counsel reasonably believes such civil penalty falls within the parameters for indemnification of the Company under the PAAA. It is not possible at this time to predict the timing or outcome of the Washington DOH violations or to estimate a potential amount of loss, if any.

In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2020 and first half of 2021. The Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be offset by the expansion of new nuclear medicine source products.

Cost of sales for the nine months ended September 30, 2020, was $39,221, as compared to $734,560, for the same period in 2019. Gross profit for this segment for the nine months ended September 30, 2020 was $131,827, compared to $351,538, reported for the same period in 2019. The decrease in gross profit of $219,711, or approximately 62%, is the result of the decrease in service contracts completed and reported in this segment for the nine months ended September 30, 2020, as compared to the same period in 2019. Operating expense for the nine months ended September 30, 2020 was $126,142 as compared to $252,895, reported for the same period in 2019. This decrease of $126,753, or approximately 50%, is the result of decreased sales and activity within the business segment.

Net income for this segment for the nine months ended September 30, 2020 was $5,684, compared to net loss of $107,541, for the same period in 2019. This is an increase in net income of $113,225, or approximately 105% and is the result of net other expenses incurred in the nine months ended September 30, 2019 of $206,184 associated with clean-up operations related to the May 2, 2019 contamination event as noted above.

Fluorine Products. For the nine months ended September 30, 2020, we had revenues related to Fluorine Products of $172,200. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. There was no revenue to report from the fluorine products segment for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we incurred $112,430 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $113,448 for the same nine-month period in 2019. This is a decrease of 1% in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we had cash and cash equivalents of $898,215 as compared to $575,422 at December 31, 2019. This is an increase of $322,793 or approximately 56%. For the nine months ended September 30, 2020, net cash provided by operating activities was $960,314 and for the nine months ended September 30, 2019, net cash provided in operating activities was $208,004. The increase in cash provided by operating activities and increase in cash and cash equivalents at period end in the period-to-period comparison is the result of decreases in changes to inventory, account payable, and cash as a result of the our modification of our Cobalt supply agreement with DOE as discussed below.

Inventories at September 30, 2020 totaled $1,238,034, and inventories at December 31, 2019 totaled $3,423,420. A significant amount of our inventory consists of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. During the nine months ended September 30, 2020, the Company modified its agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. During the nine months ended September 30, 2020 work in process was reduced by $2,050,100 from a $918,090 cash refund from the DOE and a reduction of accounts payable of $1,132,010.

At September 30, 2020, this raw cobalt material inventory accounted for approximately 77% of our work-in-process inventory. At December 31, 2019, this in-process raw material inventory accounted for approximately 89% of our work in process inventory. We periodically evaluate the carrying value of our raw materials to determine their future market value to the Company. In the nine months ended September 30, 2020 we recorded an impairment of $27,523 for raw cobalt material due to activity loss.

Cash provided in investing activities was $1,756 for the nine months ended September 30, 2020, and cash used in investing activities was $76,259 for the same period in 2019. The cash provided for the nine months ended September 30, 2020 was for the sale of equipment.

Financing activities used cash of $636,136, during the nine months ended September 30, 2020, and cash used by financing activities for the same period in 2019 was $444,047. During the nine months ended September 30, 2020, cash paid for interest was $67,575 and during the same nine-month period in 2019, cash paid for interest was $115,718. Additionally, during the nine months ended September 30, 2020, we received $13,430 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $5,036 for the same period in 2019.

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

Total increase in cash for the nine-month period ended September 30, 2020, was $325,934 compared to a cash decrease of $312,302 for the same period in 2019.

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

At September 30, 2020, there were 50,090,000 outstanding warrants to purchase our common stock. Included in this number are 17,165,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022; and, 30,000,000 Class O Warrants issued December 30, 2019, with an exercise price of $0.045 and an expiration date of December 30, 2024.

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

At September 30, 2020, accrued interest payable on the 2013 Promissory Note totaled $204,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At September 30, 2020, accrued interest on the 2018 Promissory Note totaled $17,570.

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we had borrowed $675,000 under the 2019 promissory note. In February 2020, we borrowed an additional $325,000. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The warrants are exercisable at an exercise price of $0.045 per share and have a term of five years. At September 30, 2020, accrued interest on the 2019 Promissory Note totaled $29,131.

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

As of September 30, 2020, we have used the entire loan proceeds to fund qualifying expenses. As a result, we believe that we have met the PPP eligibility criteria for forgiveness and have concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, we have recognized the entire loan amount as Other Income at September 30, 2020.

We do not anticipate taking any action that would cause any portion of the loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2020, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

A discussion of legal matters is found in Note 8, “Commitments and Contingencies”, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 21, 2020).†

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

______________

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2020	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer

