Form 10-K
period 2020-12-31
INTERNATIONAL ISOTOPES INC
filed 2021-03-30
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 30, 2020, the last business day of the registrant’s second fiscal quarter, was approximately $25 million. For purposes of this calculation, all directors and executive officers of the registrant and holders of 10% or more of the registrant’s common stock are assumed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 25, 2021, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 460,386,690 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

2

INTERNATIONAL ISOTOPES INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. Words such as: “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: the impact of the COVID-19 pandemic on our business, financial condition, operating results and liquidity, future cash flow from operations, our ability to achieve profitability, the status of our proposed uranium de-conversion facility, the expected growth in business segment revenues, our expansion into new markets, the ability of our products to compete with several larger companies and products, the results of market studies used to support our business model, our anticipated improvement in economic conditions, the expected increased revenue resulting from sales of our U.S. Food and Drug Administration (FDA)-approved sodium iodide product, our ability to continue cobalt-60 production, and the sufficiency of our available cash and revenues from operations to meet our operating needs, are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” in this Annual Report. That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the other reports that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

We were formed as a Texas corporation in 1995. Our wholly-owned subsidiaries are International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; and International Isotopes Transportation Services, Inc., an Idaho corporation. Our core business consists of four reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Radiological Services.

During 2020, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2020, we:

•	Received approval by the FDA of our abbreviated new drug application (ANDA). FDA approval of our ANDA was received in February 2020;

•	Increased sales in the Radiochemical segment by 43% as of result of sales our new generic sodium iodide I-131 drug product which was launched in March 2020.

•	Increased overall gross profit percentage by approximately 6%;

•	Completed a 6,000 square foot expansion of our facility and installed equipment necessary to support future current Good Manufacturing Practices (GMP) production or contract manufacturing activities.

•	Expanded sales of our nuclear medicine products through exercising our management opportunity with RadQual, LLC (RadQual). In particular, increased our international sales by utilizing the marketing and distribution expertise of our joint venture with RadQual, TI Services, LLC (TI Services); and

•	Maintained our relationships in Lea County, New Mexico (location of our proposed de-conversion facility) and continued to pursue opportunities to obtain additional contracts for depleted uranium de-conversion services related to our proposed de-conversion project.

In 2021, we plan to continue efforts to further expand and improve upon our operations in our core business segments. We intend to continue to invest in these segments and work to pursue product development, reduce production costs, and expand sales in each of our segments. The following paragraphs provide a brief description of each of our business segments. Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 15 to our Consolidated Financial Statements which begin on page F-7.

Nuclear Medicine Standards

This segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emmission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. These products are manufactured through an exclusive manufacturing agreement with RadQual, of which we own a 24.5% interest. In August 2017, affiliates of the Company purchased the remaining 75.5% interest of RadQual and at that time we were named as one of two managing members of RadQual. As a result of this ownership change, we gained significant influence in management decisions with regard to RadQual’s business operations. We have a manufacturing agreement with RadQual, that provides that we will manufacture sources exclusively for RadQual and will not manufacture products that would directly compete with RadQual sources.

There are over 5,000 nuclear medicine centers in the United States (U.S.) that require nuclear medicine products on a regular repeat basis. We have been manufacturing these products for RadQual since 2001. The majority of nuclear medicine product sales are to U.S. customers. However, in recent years, as a result of stronger marketing efforts, we have seen an increase in foreign sales, as shown in Note 14 to the accompanying audited financial statements. All of these products contain radioactive isotopes that decay at a predictable rate. Therefore, customers are required to periodically replace most of these products when they reach the end of their useful lives. The useful life of these products varies depending on the isotope used in manufacture, but in most cases averages eighteen months to two years. The isotopes used in manufacturing these nuclear medicine products are available from various sources world-wide and we are not dependent on a single supplier. In addition to the products themselves, we have developed a complete line of specialty packaging for the safe transportation and handling of these products.

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

Bulk cobalt sales have historically accounted for a significant amount of the total revenue from this business segment, and during the past several years we have not had any bulk sales because of an interruption in cobalt production in the DOE’s Advanced Test Reactor (ATR) located in Idaho. Through continued work with the DOE, a new cobalt target was designed and in October 2014 we entered into a ten-year agreement with the DOE for the irradiation of the new target design. In 2020, we received two of these cobalt targets. Unfortunately, their specific activity was far below expectations. Therefore, we have revised our future cobalt production expectations under the DOE contract. We expect to process additional material from the ATR by about mid-year of 2021. Subsequent to completing the 2014 agreement with the DOE, we entered into contracts with several customers for the sale of this material. In accordance with those agreements, we began receiving pre-payments from customers on future cobalt shipments which we recorded as unearned revenue. To fulfill our supply agreements with these customers, we were able to identify a secondary supplier of cobalt to satisfy the terms of our supply agreements. Accordingly, at the time of shipment, customer payments previously recorded as deferred revenue were reclassified as revenue.

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

At the present time, we are the sole purchaser of high activity cobalt from any of the DOE reactors in the U.S. There are a few other cobalt source manufacturers in North America. We believe both our product and service provide us with a competitive edge in competing with these other manufacturers.

Radiochemical Products

This segment includes the production and distribution of various isotopically pure radiochemicals for medical, industrial, and research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer and market demands. In February 2020, we received FDA approval of our ANDA for our generic sodium iodide I-131 drug product. Our generic sodium iodide drug product is the only generic product of this type manufactured in North America and offers customers an attractive alternative to the single existing commercial drug product being sold in the U.S. We have several suppliers of sodium iodide I-131 from whom we purchased material during 2020 to produce this product in the most reliable manner possible.

In April 2019, we entered into a manufacturing and supply agreement with Progenics. Under this agreement, we were to provide contract manufacturing services for certain iodine products. We completed a 6,000 square foot expansion to our existing facility and installed the equipment necessary to support this cGMP contract manufacturing opportunity. However, in December 2020, we entered into an agreement with Progenics pursuant to which, among other things, the Manufacturing Agreement was terminated effective immediately. As part of the agreement, we received a termination payment consisting of cash and Progenics’s relinquishment on all claims to their improvements in the expansion our facility and all the equipment purchased by Progenics in connection with the manufacturing agreement, with the exception of a small amount of retained equipment. The termination payment resulted in a significant one-time gain of approximately $2,900,000 which was recognized under “other income”. We are currently developing a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities in this facility using this equipment.

Radiological Services

The current services included in this segment are flood source disposal and processing gemstones.

The majority of our revenue in this segment was previously generated by the performance of activities in connection with contracts for the DOE and the International Atomic Energy Agency (IAEA) to support recovery of disused sources and removal of certain devices. This type of field service work generated 0% and 67% of the revenue within this business segment during 2020 and 2019 respectively. The decrease in the revenue for 2020 is the result of a contamination event which occurred during one of these contract removals, as discussed below.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source and Company equipment. We have reviewed the results of the DOE investigation into this event and have implemented appropriate corrective actions. Beginning in August 2019, the DOE assumed full control of the cleanup operations and assumed all the financial obligations associated with the contractors hired to carry out all of the facility recovery operations. On January 5, 2021, we were notified by the DOE that we have been indemnified from any financial liability for this event under the Price Anderson Act (PAA).

The Washington Department of Health (DOH) issued a Notice of Violation to us in May 2020 citing two violations of our reciprocity license in the State of Washington related to the contamination event. On December 22, 2020, the Washington DOH imposed a civil penalty of $11,000 related to the contamination event. The Washington DOH investigation has now been closed.

The U.S. Nuclear Regulatory Commission (NRC) completed an inspection of our radiological safety program and issued a Notice of Violation (NOV) in June 2020 citing two different violations of our NRC materials license also related to the contamination event. The NRC notified us on October 20, 2020 that it had determined the violations were considered a Severity Level II problem. In accordance with their enforcement discretion authority the NRC has decided not to impose any civil penalty against us for these violations in recognition of our significant corrective actions. Our corrective actions included termination of all field service activities and removal of these activities from our NRC license. The NRC investigation and our actions necessary to address the NOV are now closed.

We believe that the loss in revenue resulting from suspension of radiological field service work will be compensated for by increased revenues in our remaining business segments.

In January 2020 we notified our gemstone processing customer that we were terminating their contract for a failure to meet minimum processing volume requirements. The termination activities and wrap up of this service will continue through most of 2021 and we will see a steady decline in revenue from this service as production is concluded. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of sales in our nuclear medicine and radiochemical products segments.

Fluorine Products and the Planned Uranium De-Conversion Facility

We established the fluorine products business segment in 2004 to support production and sale of various fluoride gases produced using our Fluorine Extraction Process (FEP). FEP was intended to be completed in conjunction with the operation of a proposed depleted uranium (DUF6) de-conversion facility in Lea County, New Mexico. DUF6 is the waste by-product of uranium enrichment and any uranium enrichment facility will create very large quantities of DUF6. In October 2012, we received a construction and operating license from the NRC for the planned facility. Changes in the nuclear industry near the end of 2013, however, significantly reduced commercial demand for this type of facility. Therefore, we suspended all further development work on the project. We still anticipate a potential future need for a depleted uranium conversion facility and, therefore, we are keeping all licenses and permits current.

In connection with the proposed de-conversion facility, Lea County, New Mexico transferred property to us under the provisions of the New Mexico Local Economic Development Act, Project Participation Agreement (PPA) as a location for construction of the facility. Under the original agreement, we were obligated to meet certain performance objectives for construction start and staffing levels . Because of the project delay we did not meet those objectives. We will work with Lea County to execute a modification to the agreement should the project move forward. If we do not extend or modify the commitment dates in a modified agreement then we may either purchase or re-convey the property to Lea County, New Mexico. If we do not retain title to the property, it could have a material adverse impact on future plans for the project..

Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse. Our current core business operations involve products that are used in a wide variety of applications and in various markets. The following provides an explanation of the markets and competitive factors affecting our current business segments.

Nuclear Medicine Standards

Calibration and reference standards are required for the daily operational checks and calibration of the measurement of SPECT and PET imaging devices frequently used in nuclear medicine. Calibration and quality assurance testing are required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. We exclusively manufacture many of these reference standard products for one customer, RadQual, which in turn has many distributors who make direct sales around the U.S. and internationally. We directly ship these products to all 50 states and many overseas locations. There is only one other major producer of these products in the world that directly competes with us for these products. Most of the products manufactured by our competitor are similar in design to our products because all must meet Original Equipment Manufacturer (OEM) dimensional and performance standards. However, we attempt to differentiate our products from our competitor’s products through increased levels of quality control and customer service. We are certified under ISO-9001:2015 and ISO-13485-2016 quality programs that have allowed us to start selling these products into several foreign countries that require this additional quality certification for manufacturers. We use a small number of suppliers for the isotopes and other materials used in manufacturing these nuclear medicine products, but if we were to lose any of these suppliers, others would be available. We are also working to expand the number and types of products that are manufactured in this segment.

Cobalt Products

Historically, we sold high-activity bulk cobalt to one customer that used it to fabricate several models of sealed sources for medical and industrial applications. In 2014, we entered into a new 10-year agreement with the DOE utilizing a new cobalt target design. Because of the lengthy irradiation time required we initially anticipated that cobalt shipments to customers would resume in late 2018. However, due to delays in the ATR operating schedule and slower than expected activation rates of cobalt-60 in the new target design, we did not take our first shipment of these targets until March 2020. Due to lower than desired activity rates in the material, we delayed receipt of additional material until the 2nd quarter of 2021. Our cobalt products are used in applications such as radiation therapy, security devices, radiography examination and in some commercial applications. While there are other technologies available to provide external radiation therapy, there are several new devices just gaining market approval that still depend on cobalt sources for their specialized applications. There are currently no other producers of high specific activity cobalt in the U.S., however, there is one producer of high specific activity material in Canada and several other countries. In addition to us, there is only one other company in the U.S. currently licensed to handle large quantities of cobalt.

We manufacture cobalt sources as well as recycle used cobalt sources by recovering the cobalt for re-use in the manufacture of new sealed sources for teletherapy devices, irradiators, and other source applications. We are the only company in the U.S. that provides this unique service. There has been a significant increase in regulation by the NRC in recent years that has created a significant barrier to new entrants to this market. We expect steady demand for cobalt sealed source products over the next several years but are currently dependent upon our contract relationship with the DOE for access to its ATR in Idaho for a large portion of our cobalt production activities. An interruption in the operation of the ATR could have a negative impact on our cobalt products business segment.

Radiochemical Products

In February 2020, our ANDA for a generic radiochemical sodium iodide drug product was approved by the FDA. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the first and only generic sodium iodide I-131 product approved by the FDA in the US. Our product is the only generic product of this type manufactured in North America. Currently, in the US there is only one other supplier of an FDA approved sodium iodide product.

We started commercial sales of the drug product in the first quarter of 2020, and these sales had a significant positive impact on our revenues for 2020. We expect continued growth in sales for this product in 2021 and beyond. We are also considering other generic drug opportunities and plan to expand the range of FDA approved products offered within this business segment in the coming years.

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

In addition, we plan to use our new facility expansion to provide contract manufacturing of other drug products that are FDA approved or undergoing clinical trials. In April 2019, we had entered into a manufacturing and supply agreement with Progenics. Under this agreement, we were to provide contract manufacturing services for certain iodine products. We completed an expansion to our existing facility and installed the equipment necessary to support this contract manufacturing opportunity. During 2020 Progenics was acquired by another company and, as a result, revised their contract manufacturing needs. Progenics requested to terminate the contract manufacturing agreement and in we entered an agreement with Progenics in December 2020 to terminate the contract manufacturing agreement. As part of the agreement, we received a termination payment consisting of cash and Progenics’s relinquishment of all claims to all improvements made to the expansion of our facility and all the equipment purchased by Progenics in connection with the Manufacturing Agreement with the exception of certain specified equipment. We are currently developing a business plan and exploring other opportunities to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities in this facility using this equipment. We believe that we are uniquely qualified and have a competitive advantage to offer this type of contract manufacturing service because we offer a finished facility complete, specialized equipment, and a unique combination of NRC licensing, GMP compliant operating facility, and trained personnel.

Fluorine Products and the Planned Depleted Uranium De-Conversion Facility

Our Fluorine Products segment was developed in conjunction with uranium de-conversion in order to take advantage of the anticipated need for depleted uranium de-conversion services. During 2013, we curtailed the all further work on the de-conversion facility because of a lack of demand for uranium de-conversion services at that time. However, we believe that in the future there will be a demand for this service to address still growing stockpiles of depleted UF6. When that demand occurs, we believe the ground-work we have completed on the depleted uranium de-conversion and fluorine extraction project should put us in a strong position to take advantage of the NRC license that has already been issued for this facility and should serve to justify the financial investment in this uranium de-conversion project in the future.

Radiological Services

Our radiological services include the support of field services, including therapy unit decommissioning, and gemstone processing.

In the past several years, we have performed radiological field service activities involving installation or decommissioning of radiation devices in hospitals, research institutions, and various other commercial facilities. In May 2019, while performing a contract for the DOE, our field services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. Because of the severity of this event we have suspended these contract activities and have removed this activity from our NRC license. We believe that the loss in revenue resulting from suspension of radiological field service work will be compensated for by increased revenues in our remaining business segments.

In January 2020 we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2021 and we will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into increased Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

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

Environmental Compliance

We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations include, but are not limited to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA) and state statutes such as the Idaho Hazardous Waste Management Act, the LLRW Policy Act, NRC regulations concerning various irradiated, radioactive, and depleted uranium materials, and U.S. DOT regulations concerning shipment of radioactive materials. Certain of these laws and regulations can impose substantial fines and criminal sanctions for violations and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We have incurred, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. For the years ended December 31, 2020 and 2019, we incurred costs of approximately $190,171 and $101,633, respectively, for licensing and monitoring fees. In addition, changes in laws, regulations and enforcement of policies, or the imposition of new clean-up requirements or remedial techniques, could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Distribution Methods for Products

We sell our products directly to our customers who, in some cases, are both end users and distributors. We use common commercial carriers for delivery of our products. For smaller quantities of material, and overnight and next-day delivery, we utilize other commercial carriers.

Dependence on Customers

Historically, we have been dependent on one customer, RadQual, of which we own 24.5%, for a significant amount of our gross revenue. In August 2017, several affiliates of the Company purchased the remaining 75.5% and at that time, we were named as a managing member of RadQual. Our sales to RadQual for 2020 accounted for approximately 26% of our total gross revenue for 2020 and our sales to RadQual for 2019 totaled approximately 28% of our total gross revenue for 2019.

Combined sales, on which we are dependent, to our three largest customers, accounted for 11% of our total gross revenues in 2020 and accounted for 18% of our total gross revenues in 2019. The change in ownership of RadQual and naming us as a managing member of RadQual business operations coupled with TI Services diversification of sales has significantly reduced most risks associated with having RadQual as a single major customer.

Patents, Trademarks, Licenses and Royalty Agreements

In 2004, we obtained certain patents related to the FEP.  In 2010, we were granted an additional process patent on the FEP process. During 2012, we were granted additional process patents for the FEP process in the United States.  In 2013, the FEP process patent was granted in Russia and in 2014 the FEP process patent was granted in South Africa.

Employees

As of December 31, 2020, we had 32 total employees, including 30 full-time employees.

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

A = Risks Related to our Company

B = Risks Related to our Products and Operations

C = Risks Related to the Economy

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

Risks Related To Our Company

We have incurred, and may continue to incur, losses.  [A] We have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2020, we have generated $133,337,403 in revenues and an accumulated deficit (including preferred stock dividends and returns) in the amount of $125,861,734. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take, actions to improve our financial condition and results of operations. The availability of necessary working capital, however, is subject to many factors beyond our control, including, among other things, our ability to obtain financing on favorable terms, or at all, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

We may need additional financing to continue operations. [A] Because we may continue to experience negative cash flow, we may need to obtain additional financing to continue operations. Management will continue to plan and take actions to improve our financial results which could enhance our ability to obtain financing. However, obtaining additional financing is subject to many factors beyond our control and may not be available to us on acceptable terms or at all. If we are unable to raise additional funds when needed, we could be required to delay development and construction of projects, reduce the scope of, abandon or sell some or all of our growth projects or default on our contractual commitments in the future, any of which would have a material adverse effect on our business, financial condition and operating results.

Our operations expose us to the risk of material environmental liabilities.  [B] We are subject to potential material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The materials used in our operations expose us to risks of environmental contamination that could subject us to liability, including remediation obligations that could be very costly. In addition, the discovery of previously unknown contamination could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations. We have a Surety Bond in place supported by funds in a restricted cash account to provide the financial assurance required by the NRC for our Idaho facility license for decommissioning and a similar mechanism will be required to fund the decommissioning of the proposed new depleted uranium facility. However, if a contamination event occurred within, or outside of, our facility, we may be financially responsible to remediate such contamination and could have to borrow money or fund the remediation liability from our future revenue. We may not be able to borrow the funds, or have available revenue, sufficient to meet this potential liability, which could have a significant negative impact on our financial condition and results of operations.

We are dependent upon key personnel. [A] Our ongoing operations are dependent on Steve T. Laflin, President and Chief Executive Officer. The loss of Mr. Laflin could have a material adverse effect on our business. We have a $2 million key man life insurance policy on Mr. Laflin and an employment agreement that extends through February 28, 2022. However, there is no assurance that we will be able to retain Mr. Laflin or our existing personnel or attract additional qualified employees. The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

General economic conditions in markets in which we do business can impact the demand for our goods and services. Decreased demand for our products and services can have a negative impact on our financial performance and cash flow. [C] Demand for our products and services, in part, depends on the general economic conditions affecting the countries and industries in which we do business. A downturn in economic conditions in the U.S. or industry that we serve may negatively impact demand for our products and services, in turn negatively impacting our operations and financial results. Further, changes in demand for our products and services can magnify the impact of economic cycles on our businesses.

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business. [B] Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required for the delivery of our goods and services are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace. For instance, an interruption in the supply of isotopes such as cobalt-57, cobalt-60, or iodine-131 could result in lost sales of nuclear medicine and calibration standards sales, cobalt product sales, and sodium iodide I-131 generic drug product. We also purchase some of our radiochemical products from overseas suppliers and the price of those products could be adversely affected through changes in currency exchange rates.

We are subject to extensive government regulation in jurisdictions around the globe in which we do business. Regulations address, among other things, environmental compliance, import/export restrictions, healthcare services, taxes and financial reporting, and can significantly increase the cost of doing business, which in turn can negatively impact our operations, financial results and cash flow. [B] We are subject to government regulation and intervention both in the United States and in all foreign jurisdictions in which we conduct business. Compliance with applicable laws and regulations results in higher capital expenditures and operating costs and changes to current regulations with which we must comply can necessitate further capital expenditures and increases in operating costs to enable continued compliance. Additionally, from time to time, we may be involved in legal or administrative proceedings under certain of these laws and regulations. Significant areas of regulation and intervention include the following:

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

We may incur material losses and costs as a result of product liability claims that may be brought against us. [B] We face an inherent business risk of exposure to product liability claims in the event that products supplied by us fail to perform as expected or such failures result, or are alleged to result, in bodily injury. Although we have purchased insurance with coverage and in amounts that we believe to be adequate and reasonable in light of our current and planned operations, including our planned uranium de-conversion and fluoride gas production business, if a successful product liability claim were brought against us in excess of our available insurance coverage, it would have a material adverse effect on our business and financial results.

Catastrophic events such as natural disasters, pandemics, including the COVID-19 pandemic, war and acts of terrorism could disrupt our business or the business of our suppliers or customers, and any such disruptions could have a negative impact on our operations, financial results and cash flow. [C]  Our operations are at all times subject to the occurrence of catastrophic events outside our control, ranging from severe weather conditions such as hurricanes, floods, earthquakes and storms, to health epidemics and pandemics, to acts of war and terrorism. Any such event could cause a serious business disruption that could affect our ability to produce and distribute our products and possibly expose us to third-party liability claims. Additionally, such events could impact our suppliers, thereby causing energy and raw materials to become unavailable to us, and our customers, who may be unable to purchase or accept our products and services. Any such occurrence could have a negative impact on our operations and financial condition.

In addition, public health epidemics or outbreaks could adversely impact our business. For example, the COVID-19 pandemic had a significant impact upon our business operations in 2020. The future developments of COVID-19, length and continued severity of the pandemic, and the extent of further economic impact are highly uncertain and cannot be predicted with confidence. In particular, the continuation of the pandemic could result in a further negative impact on the global economy and financial markets, resulting in even more significant economic downturn, and could also continue to adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and product development operations and could have an continued adverse impact on our operations, financial results, and cash flow.

Our future growth is largely dependent upon our ability to develop new products that achieve market acceptance with acceptable margins. [B] Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including, but not limited to, our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, and (iv) develop, manufacture, and bring products to market quickly and cost-effectively. Our ability to develop new products based on technological innovation or U.S. FDA approval can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we currently anticipate. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

We are dependent on various third parties in connection with our business operations. [B] The production of high-specific activity cobalt is dependent upon the DOE, and its prime-operating contractor, which controls the Idaho reactor. Current activity at the Idaho ATR may continue to affect the supply of cobalt material needed for the manufacture of cobalt sources. Loss of the ability to use, or cost-effectively use, these irradiation services would significantly impact our cobalt products business segment because there is not currently another reactor available in the U.S. that is capable of providing this type of service for us. Our radiochemical iodine is supplied to us through three supply sources. Unanticipated contract terminations by any of these suppliers and other third parties would have a material adverse impact on our operations, financial results, and cash flow.

We are dependent on a limited number of customers in connection with some of our current business operations. [B] Combined sales to our three top customers accounted for 18% and 11% of our total gross revenue during 2020 and 2019, respectively. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

We are subject to competition from other companies. [B] Each of our existing business areas has direct competition from other businesses. High-specific activity cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by one other major manufacturer in the U.S. We have one major competitor in the US for our sodium iodide I-131 drug product. Most of our radiochemicals are also manufactured by several other companies in the world, and there are other providers of radiological field services. Most of our competitors have significantly greater financial resources that could give them a competitive advantage over us.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us. As of December 31, 2020, there were approximately 17,059,500 shares of common stock issuable upon the exercise of vested stock options, at a weighted-average exercise price of $.05 per share. An additional 40,073,837 shares were reserved for issuance under our equity plans as of December 31, 2020. Our outstanding preferred stock and certain of our outstanding debt is also convertible into shares of our common stock at the holders’ option. In addition, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or fund our planned uranium de-conversion plant. Any such issuances will have the effect of further diluting the interest of the holders of our securities. Also, outstanding as of December 31, 2020, were Class M Warrants (as defined below) for the issuance of 17,165,000 shares of common stock and Class N Warrants (as defined below) for the issuance of 2,925,000 shares of common stock and Class O Warrants (as defined below) for the issuance of 30,000,000 shares of common stock. The weighted average exercise price for all outstanding warrants as of December 31, 2020 was $0.07 per share.

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

4137 Commerce Circle, Idaho Falls, Idaho – The facility located on this property houses our main corporate headquarters and all of our current manufacturing operations. In January 2020, we entered into a new lease agreement due to new and expanded facilities made available to us. The initial lease term is until January 2030 and provides an option to renew for an additional 5 years. The lease provides for the Company to expand its leased space as needed into additional areas of the building. The facility was new when leased in March 2001 and remains in excellent condition. We have a right of first refusal on this property that allows us to match any offer to purchase this property.

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

Item 4	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB under the trading symbol “INIS”.

Holders of Record

As of March 24, 2021, there were 532 holders of record of our common stock.

Dividends

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

Performance Graph

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

During 2020, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2020, we:

•	Received approval by the FDA of our abbreviated new drug application (ANDA). FDA approval of our ANDA was received in February 2020;

•	Increased sales in the Radiochemical segment by 43% primarily as of result of an increase in sales of our new generic sodium iodide I-131 drug product which was launched in March 2020.

•	Increased overall gross profit percentage by approximately 6%;

•	Completed an six-thousand square foot expansion of our facility and installed equipment capable of supporting future production or contract manufacturing of products in a fully cGMP compliant facility.

•	Expanded sales of our nuclear medicine products through exercising our management opportunity with RadQual, LLC (RadQual). In particular, increased our international sales by utilizing the marketing and distribution expertise of our joint venture with RadQual, TI Services, LLC (TI Services); and

•	Maintained our relationships in Lea County, New Mexico (location of our proposed de-conversion facility) and continued to pursue opportunities to obtain additional contracts for depleted uranium de-conversion services related to our proposed de-conversion project.

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during the year ended December 31, 2020.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  Revenue from nuclear medicine products for the year ended December 31, 2020, decreased approximately 6% compared to the same period in 2019. The decrease in sales for the year ended December 31, 2020, for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. The sale of radiochemical products increased during the year, however, we believe the increase in revenue would have been greater were it not for the negative impact of COVID-19.

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

Business Strategy and Core Philosophies

Broadly defined, our business strategy is to continue to build our reputation as a leader in the cobalt, radiochemical, and nuclear medicine product industries, and to maximizing the revenue potential of our new generic sodium iodine I-131 product and our expanded contract manufacturing capabilities. We also intend to continually seek ways to improve our customer service and expand our market share, with the ultimate goal of providing greater return to our shareholders. Specifically, we are continuously working with our customers to improve and develop new products to better serve the needs of the end user which, ultimately, we believe will boost product sales. A key part of our short-term and long-term business strategy is to develop and market additional generic drug products, similar to our sodium iodide I-131 product, that will offer customers a high quality, reliable, and affordable products as well as increase our revenues. In addition, we will pursue financial support that will be structured in such a way to support further expansion of our products and services to exploit similar market opportunities.

Our core philosophy is to strive to provide high quality products and services as a profitable and environmentally conscious business, while offering excellent customer service and providing a safe and productive working environment for our employees. We operate in accordance with an ISO Quality Management System and in accordance with all current Good Manufacturing Practices under which we seek to maintain the highest level of quality and continuously improve our product manufacturing processes.

Results of Operations

Following is a summary of results of operations for 2020:

•	We had a net income of $2,202,651 in 2020 compared to a net loss of $1,522,964 in 2019

•	Revenue in 2020 was approximately $9.3 million, which was a 5% increase compared to 2019;

•	Our 2020 sales in our Radiochemical Products, Cobalt Products, and Flourine Products business segments increased by approximately 43%, 45%, and 11% respectively as compared to 2019;

•	Our 2020 sales in Nuclear Medicine Products Cobalt Products and Radiological Services declined by approximately 6% and 82% respectively as compared to 2019;

•	Our total gross profit rate increased from 52% in 2019 to 58% in 2020; and

•	Our operating costs for 2020 increased approximately 12% as compared 2019.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents comparative revenues for the years ended December 31, 2020 and 2019:

	For the year ended	% of Total	For the year ended	% of Total
Revenues	December 31, 2020	Revenues 2020	December 31, 2019	Revenues 2019
Radiochemical Products	$4,071,571	44%	$2,852,207	32%
Cobalt Products	1,225,580	13%	846,404	9%
Nuclear Medicine Standards	3,673,256	39%	3,925,303	44%
Radiological Services	216,139	2%	1,170,790	13%
Flourine Products	178,350	2%	160,500	2%
Total Segments	$9,364,896	100%	$8,955,204	100%

Revenues

Total revenues in 2020 were $9,364,866, compared to $8,955,204 in 2019, which represents an increase of $409,692, or approximately 5%. The performance of each segment is discussed in the following paragraphs.

	For the year ended	For the year ended
Revenues	December 31, 2020	December 31, 2019	$ change	% change
Radiochemical Products	$4,071,571	$2,852,207	$1,219,363	43%
Cobalt Products	1,225,580	846,404	379,177	45%
Nuclear Medicine Standards	3,673,256	3,925,303	(252,047)	-6%
Radiological Services	216,139	1,170,790	(954,651)	-82%
Flourine Products	178,350	160,500	17,850	11%
Total Segments	9,364,896	8,955,204	409,692	5%
Corporate revenue	—	—	—	—
Total Consolidated	$9,364,896	$8,955,204	$409,692	5%

Radiochemical Products

Sales of radiochemical products accounted for approximately 44% of our total sales revenue in 2020 and approximately 32% of total sales revenue in 2019. Sales in this segment increased by $1,219,363, or approximately 43% to $4,071,571 as compared to $2,852,207 in 2019. The increase is a result of a $1,887,488 or 93% increase in radiochemical product sales year over year that was primarily the result of sales of our new generic sodium iodide I-131 drug product which was launched in March 2020. We expect sales of our new product to continue to trend upward. This increase in sales was partially offset by a reduction in payments received for contract manufacturing services year over year.

In February 2020, we received approval of an ANDA to the FDA for a sodium iodide radiopharmaceutical product for use in treatment of hyperthyroidism and carcinoma of the thyroid. We began sales of this product in March 2020, and these sales have had a significant positive impact on our revenues for 2020. We expect continued growth in sales for this product in 2021 and beyond. This is the first of several potential generic drug products we plan to submit to the FDA in the coming years. Within this segment, we currently distribute sodium iodide (I-131) as a radiochemical product. This product is being used for a variety of applications including use in investigational and clinical trials for the treatment of breast, lung, prostate, and ovarian cancers. We believe that the product enhancements we have made, in addition to the generic drug products we plan to submit to the FDA, should increase future sales in this business segment.

Additionally, we provide contract manufacturing of radiochemical products for our customers. In 2019, we entered into a manufacturing and supply agreement with Progenics and completed an expansion of our existing facility to support that and other contract manufacturing activities. During 2020, Progenics was acquired by another company and, as a result, revised their contract manufacturing needs. Progenics requested to terminate the contract manufacturing agreement and in we entered into a settlement agreement with Progenics in December 2020. In December 2020, we entered into an agreement with Progenics to which, among other things, the manufacturing agreement was terminated effective immediately. As part of the agreement, we received a termination payment consisting of cash and Progenics’s relinquishment on all claims to expansion of our facility and all the equipment purchased by Progenics in connection with the Manufacturing Agreement with the exception of certain specified equipment. The settlement resulted in a significant one-time gain in 2020 as detailed under Other Income (Expense) below. We are currently developing a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities in this facility using this equipment.

Cobalt Products

Cobalt products sales accounted for approximately 13% of our total sales revenue in 2020 and approximately 9% in 2019. Sales in this segment increased by $379,177, or approximately 45%, in 2020 to $1,225,580, as compared to $846,404 in 2019. The increase in revenue within this segment is the result of increase Cobalt Sealed Source Manufacturing partially due to receipt of material from the ATR in March 2020. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure this cobalt material.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in 2020. However, the material had lower than expected activity and further receipt of material has been delayed until about June 2021. Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication.

We have entered into cobalt supply agreements with several customers. Pursuant to these contracts, we will supply bulk cobalt-60 and, in some cases, provide source manufacturing and installation services for the customer. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. We recognized some of this revenue in 2019 and 2018 when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from our alternate supplier.

As of December 2020, we continued to hold in inventory many old design cobalt targets at the ATR that had undergone some irradiation. In 2020, we performed year-end analytical review of these targets and no longer believe these older design targets to be economically viable. Accordingly, we have written off the entire carrying value from our inventory of these older design targets. We will periodically continue to review any residual value of this cobalt material for any future potential economic opportunity

Nuclear Medicine Standards

Sales of nuclear medicine standards accounted for approximately 39% and 44%, of our total sales revenue in 2020 and 2019, respectively. Sales in this segment decreased by $252,047, or approximately 6%, to $3,673,256 in 2020, as compared to $3,925,303 in 2019. This decrease in sales is due partially to the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures as a result of the COVID-19 pandemic. Additionally, the COVID-19 pandemic caused some interruption to distribution of our products due to temporary worldwide shipping restrictions.

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

Radiological Services

Revenues from our Radiological Services segment accounted for approximately 2% of our total sales revenue in 2020 and approximately 13% in 2019. Sales in this segment decreased by $954,651, or approximately 82%, from $1,170,790 in 2019, to $216,139 in 2020. The decrease in revenue is attributable to our termination of radiological field service contract work for the DOE and termination of our contract for gemstone processing.

Revenue from field service work for the DOE had accounted for the majority of revenue in this segment. Radiological Field Services accounted for 0% of the Radiological Services segment sales in 2020 and approximately 67% in 2019. Revenue from radiological field services was $0 for the year ended December 31, 2020, and $787,940 for the same period in 2019. This decrease of $787,940 was the result of our termination of all radiological field service contract work, and removal of this activity from our NRC license following the May 2019 contamination event discussed below.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We have reviewed the results of the DOE investigation into this event and have implemented appropriate corrective actions. On January 5, 2021, we were notified by the DOE that we had been indemnified from any financial liability for this event under the Price Anderson Act (PAA).

The Washington Department of Health (DOH) issued a Notice of Violation to us in May 2020 citing two violations of our reciprocity license in the State of Washington related to the contamination event. On December 22, 2020, the Washington DOH imposed a civil penalty of $11,000 related to the contamination event. The Washington DOH investigation has now been closed.

The U.S. Nuclear Regulatory Commission (NRC) completed an inspection of our radiological safety program and issued a Notice of Violation in June 2020 citing two different violations of our NRC materials license also related to the contamination event. The NRC notified us on October 20, 2020 that it had determined the violations were considered a Severity Level II problem. In accordance with their enforcement discretion authority the NRC has decided not to impose any civil penalty against us for these violations in recognition of our significant corrective actions. Our corrective actions included termination of all field service activities and removal of these activities from our NRC license. The NRC investigation and our actions necessary to address the NOV are now closed.

Revenue from gemstone processing for the year ended December 31, 2020, was $172,555 compared to $382,850 for the same period in 2019. This was a decrease of $210,295, or approximately 55%. This decrease in revenue from gemstone processing is the result of termination of our gemstone processing activities as described below.

In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through the remainder of 2021 and the Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine new product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

Fluorine Products

In 2020, we had revenues related to Fluorine Products of $178,350 as compared to $160,500 in 2019. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. We expect additional revenue amounts in 2021 as this agreement continues. We developed our fluorine products in conjunction with the uranium de-conversion project, in order to take advantage of the anticipated need for depleted uranium de-conversion services. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. In 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until such time that we are able to secure additional de-conversion services contracts. Until such time that work resumes on the project, we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

During 2020, we incurred $142,896 of planning and other expenses related to the de-conversion project, as compared to $151,035 in 2019. This is a decrease of $8,139, or approximately 5%, and is the result of decreased licenses and permit expense allocated to this project in 2020. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Cost of Revenues and Gross Profit

Cost of revenues for 2020 was $3,904,869 as compared to $4,289,490 in 2019, a decrease of $384,621, or approximately 9%. Gross profit percentage increased to 58% for 2020, from 52% in 2019. The following table presents revenues and cost of revenues information:

	For the year ended December 31, 2020	% of Total Revenues 2020	For the year ended December 31, 2019	% of Total Revenues 2019
Total Revenues	$9,364,896		$8,955,204	100%
Cost of Revenues
Radiochemical Products	$1,744,442	18%	$1,312,699	15%
Cobalt Products	546,197	6%	427,599	5%
Nuclear Medicine Standards	1,573,730	17%	1,749,733	20%
Radiological Services	40,500	0%	799,459	9%
Fluorine Products	—	—	—	—
Total Segments	$3,904,869	42%	$4,289,490	48%

Gross Profit	$5,460,027		$4,665,714
Gross Profit %		58%		52%

During 2020, we continued to monitor and control direct costs. Raw materials used in our radiochemical products and nuclear medicine standards represented the bulk of direct costs for 2020. In each of these business segments, we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost increases for these raw materials or we may also use alternate supply sources for our material which might not carry pricing as favorable as our contracted suppliers.

In 2020, we were able increase gross profit percentage in our radiochemical segment with sales of our new generic sodium iodide I-131 drug product. Throughout 2020, in our nuclear medicine product segment, we maintained a low cost of scrapped material as a result of adjustments made in the manufacturing processes in this segment. With the exception of the cost of cobalt material, we are not aware of any significant future price increases that may potentially affect our cost of revenues.

Operating Costs and Expenses

Total operating costs and expenses for 2020 were $5,875,700, as compared to $5,224,011 in 2019. This is an increase of $651,689, or approximately 12%.

The following table presents operating costs and expenses for 2019 as compared to 2018:

	For the year ended December 31, 2020	For the year ended December 31, 2019	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$2,827,742	$2,560,293	10%	$267,449
General, Administrative and Consulting	2,828,460	2,400,343	18%	428,117
Research and Development	219,498	263,375	-17%	(43,877)
Total operating expenses	$5,875,700	$5,224,011	12%	$651,689

Salaries and contract labor expense increased by $267,449, or approximately 10%, which was the result of the addition of new personnel and annual salary and wage increases and periodic performance awards made during the year. In addition, non-cash equity compensation expense recorded for the year ended December 31, 2020 was $88,180 as compared to $129,850 for the same period in 2019. This is a decrease of $41,670, or approximately 32%, and is the result of equity compensation recorded for outstanding stock options granted to employees and non-employees.

General administrative and consulting expenses increased to $2,828,460 in 2020, as compared to $2,400,343 in 2019, an increase of $428,117, or approximately 18%. This increase is a result of increased rent expense related to the expansion of our existing facility, increased professional services expense, and increased insurance expense.

Research and development expense was $219,498 for 2020, compared to $263,375 for 2019. This is a decrease of $43,877, or approximately 17%. The majority of this decrease in research and development expense was the result of decreased costs associated with our ANDA submission to the FDA for our new drug product in our Radiochemical Products segment. During both 2020 and 2019, we limited further investment in the planned de-conversion facility and limited further spending on the project only for expenses necessary to maintain licensing and continued interactions with New Mexico and Lea County. We will continue to delay further engineering work on the de-conversion project until we are able to secure additional contracts for de-conversion services.

Other Income (Expense)

The following table presents other income (expense) for 2019 as compared to 2018:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Other income (expense)	$3,637,026	$(114,509)
Interest income	3,192	13,090
Interest expense	(781,837)	(541,274)
Total other (expense)	$2,858,381	$(642,693)

Other income was $3,637,026 for 2020 as compared to other expense of ($114,509) for 2019. This is an increased income of $3,751,535. The increase is due to income recognized as part of our termination of our manufacturing and supply agreement with Progenics. As part of the termination agreement, we received $500,000 cash of which $128,125 was for payment of outstanding invoices. The remaining $371,875 was recorded as “other income”. Additionally, we received title of improvements and equipment that was installed in our facility. These improvements and equipment are valued at approximately $2,500,000; this was also recorded as “other income. Additionally we had income from PPP SBA Loans converted to grant income of $546,100 which was recorded as “other income”. In 2019 we had income and expenses related to the costs resulting from the contamination event that occurred at an offsite location in the state of Washington in May 2019. During 2019, net expense for this cleanup was $206,454. On January 5, 2021, we were notified by the DOE that we had been indemnified from any financial liability for this event under the Price Anderson Act (PAA).

Interest income in 2020 was $3,192 as compared to $13,090 in 2019. This decrease of $9,898 was due to decreased interest rates earned cash balances held at banks and other institutions in interest-bearing accounts.

Interest expense increased during 2020, to $781,837, from $541,274 in 2019. This is an increase of $240,563, or approximately 44%. This increased interest expense was due to an increase in non-cash interest expense for issuance of warrants related to notes payable and preferred stock issuances. In 2020, this non-cash interest expense was $390,938 as compared to $155,157 in 2019. This is an increase of $235,781. Interest expense includes dividends accrued on our Series C Preferred Stock (as defined below) issued in 2017. In 2020, we recorded interest expense of $252,780 for dividends payable on our Series C Preferred Stock.

In connection with the 2013 Promissory Note (as defined below), we recorded $30,000 of interest expense for each of 2020 and 2019, and approximately $13,000 and $27,000 of non-cash interest expense related to a debt discount feature on the 2013 Promissory Note for 2020 and 2019 respectively.

In connection with the 2019 Promissory Note (as defined below), we recorded $39,000 and $500 of interest expense for 2020 and 2019 respectively, and approximately $249,000 of non-cash interest expense related to a debt discount feature and issuance of warrants related to the 2019 Promissory Note for 2020 with no such expense in 2019.

In connection with our 2017 issuance of Series C Preferred Stock, we issued Class M Warrants and Class N Warrants. We recorded approximately $128,000 of non-cash interest expense for each of 2020 and 2019 in relation to these warrants.

Net Income or Loss

Our net income was $2,202,651 in 2020, compared to a net loss of ($1,522,964) in 2019. This is an increase in net income of $3,725,615. Our increase in net income was the result of $2,916,837 of other income recognized as part of our termination agreement of our manufacturing and supply agreement with Progenics couples with income from PPP SBA Loans converted to grant income of $546,100.

Liquidity and Capital Resources

On December 31, 2020, we had cash and cash equivalents of $1,113,032 compared to $575,422 at December 31, 2019. Net cash provided in operating activities was $1,149,625 in 2020, compared to net cash used by operating activities of $53,557 in 2019. This represents an increase in cash provided in operating activities of approximately $1,203,182.

Accounts receivable at December 31, 2020 were $796,128 as compared to $875,914 at December 31, 2019. Historically, we have not written off any accounts receivable, and there were no accounts written off during 2020 or 2019.

Inventories at December 31, 2020 were $837,787 as compared to $3,423,420 at December 31, 2019. The majority of our inventory consists of irradiated material held at the site of the DOE’s prime-operating contractor, which controls the ATR located outside of Idaho Falls, Idaho. For 2020, our target inventory accounted for approximately 88% of our work in process inventory and includes cobalt targets of an older design as well as irradiated cobalt material under a new contract with the DOE. During 2019, our target inventory accounted for approximately 89% of our work in process inventory. In 2020 and 2019, as part of our year-end procedures, we evaluated our older target inventory for impairment and concluded that these older design targets have varying but significant degrees of market value depending on any additional costs we may have to incur to transport them to our facility for processing.

Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. In April 2020, we modified our agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. Due to this modification in April 2020 work in process was reduced by $2,050,100 from a $918,090 cash refund from the DOE and a reduction of accounts payable of $1,132,010. In October 2020 we made an additional modification to our agreement with DOE, as a result we received a cash refund of $304,000 of our previous progress payments; and work in process was reduced by $304,000. For 2020, our cobalt target inventory accounted for approximately 89% of our work in process inventory as compared to 88% in 2019. In 2020, as part of our year-end procedures, we evaluated our older target inventory for impairment and concluded that these older design targets were fully impaired due to cumulative decay of the radioactive material. This impairment resulted in a $201,249 inventory impairment expense in 2020.

Included in our raw material inventory are raw cobalt, strontium and other raw elements. Raw material inventory is regularly reviewed for obsolescence.

Included in our work in process inventory are in-process and completed nuclear medicine products, irradiated cobalt and nuclear medicine-related materials and products.

We recognized a net income of $2,202,651, for the year ended December 31, 2020, and have an accumulated deficit of $125,861,734 since inception. To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash provided in investing activities was $28,256 for 2020 and net cash used in investing activities for 2019 was $206,402. During 2020, we used $7,744 to purchase equipment, and we used $208,102 to purchase equipment in 2019. We had proceeds from sale of equipment of $36,000 in 2020, and we had no proceeds from sale of equipment in 2019.

Financing activities used cash of $637,109 for the year ended December 31, 2020. We received proceeds from the sale of common stock in the amount of $16,475 and issued debt for proceeds of $871,100. We made principal payment on loans in the amount of $1,519,920 in 2020. For the year ended December 31, 2019, financing activities provided cash of $20,412. We received proceeds from the sale of common stock in the amount of $90,913 and issued debt for proceeds of $675,000. In addition, we made principal payment on loans in the amount of $739,111 in 2019.

In February 2017, we entered into subscription agreements with certain investors, including two of our directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of our common stock (Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock must be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class M Warrants are exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

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

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we borrowed $675,000 under the 2019 promissory note; the remaining $325,000 was borrowed in February 2020. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we are required to issue up to 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The warrants are exercisable at an exercise price of $0.045 per share and have a term of five years.

On April 23, 2020, through our wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $546,100 from the SBA Loan. The SBA Loan is scheduled to mature on April 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The SBA Loan may be prepaid at any time prior to maturity with no prepayment penalties.

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by us during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level.

As of September 30, 2020, we have used the entire loan proceeds to fund qualifying expenses. As a result, we believe that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, we have recognized the entire loan amount as ‘Other Income’ in the period ending December 31, 2020.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements or obligations.

Goals for 2021

Based upon the investments we have made in our facilities and investments we anticipate making, and based on projects, and products developed thus far in 2021, we have the following goals for the rest of 2020:

•	Continue to expand sales of our FDA approved sodium iodide I-131 generic drug product;

•	Begin development of one or more new generic drug products to further enhance revenue production within our Radiochemical segment and identify additional future generic product opportunities;

•	Expand sales of our nuclear medicine products and increase cash flow by offering new products and further expanding our international sales and distributor relationships;

•	Develop a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities in our new expanded facility using the improvements and equipment we received from our previous contract termination agreement.

•	Support research and development of an advanced COVID test at a leading research hospital, with a goal of developing an accurate, inexpensive, at home saliva-based test.

•	Continue to expand our customer base, increase revenues, reduce production and operating costs, and attempt to achieve profitability in our core business segment operations; and

•	Continue to support essential tasks related to our de-conversion project and continue to pursue any opportunities to obtain additional contracts for depleted uranium de-conversion.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, and therefore, are not required to provide the information required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herewith and are hereby incorporated by reference:

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS ND PROCEDURES

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

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The other information required by this item is incorporated by reference from our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2020.

Item 11	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2020.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2020.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2020.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements

See the index to and the financial statements beginning on page 28, which financial statements are incorporated herein by reference.

(a)(3) Exhibits

The following documents are filed or incorporated herein by reference as exhibits to this report:

3.1	Restated Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269).

4.1	Form of Class M Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

4.2	Form of Class N Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.1†	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10,1 of the Company’s Current Report on Form 8-K, filed on July 21, 2020).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.4	Memorandum of Agreement, dated October 22, 2009, between the Company and the New Mexico Environment Department (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 27, 2009).

10.5	Gemstone Processing Agreement between the Company and Quali-Tech, Inc. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.6	Modification #1 to the Gemstone Processing Agreement, dated November 28, 2016, between the Company and QualiTech, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.7	Manufacturing Agreement, dated January 30, 2006, between the Company and RadQual, LLC (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.8†	Amended and Restated Employment Agreement, dated May 16, 2012, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.9†	Modification #1 to the Amended and Restated Employment Agreement, dated October 12, 2016, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.10	Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.11	Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.12	Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.13	Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).**

10.14	Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).**

10.15	First Modification to Cobalt-60 Pellet Supply Agreement, effective April 21, 2017, between International Isotopes Inc. and Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2017).**

10.16	Loan Agreement and Promissory Note, effective April 22, 2020, between International Isotopes Idaho Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 29, 2020).

21.1	Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

23.1+	Consent of Haynie & Company.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.
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

Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2021	By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

March 30, 2021	By: /s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer, Secretary

March 30, 2021	By: /s/ Robert Atcher
Robert Atcher
Director

March 30, 2021	By: /s/ Christopher Grosso
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
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of International Isotopes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Isotopes, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

PrimeGlobal
An Association of
Independent Accounting Firms

An independently owned member
RSM US Alliance
RSM

Valuation of Inventory/Impairment Analysis – Cobalt-60

Description of the Matter:

As discussed in Note 4 to the financial statements, the Company stores work in process inventory for cobalt-60 material in the U.S. Department of Energy's (DOE) Advanced Test Reactor. The irradiation of the cobalt-60 material is a multi-year process which cannot be viewed in person due to the radioactive nature of the product. As a result, management's assessment of value/impairment relies on estimates, is complex, and is highly judgmental based on the measurement uncertainty in determining the market values of the assets.

Auditing management's valuation/impairment analysis can be complex, involves judgment, and requires a thorough understanding of the irradiation process.

How We Addressed the Matter in Our Audit:

We obtained signed contracts with the DOE, including all contract modifications, that specified both the total number of Cobalt targets as well as the specific target identification numbers of the targets currently in production. We traced all refunds the Company received from the DOE for Cobalt targets determined to be impaired or no longer meeting specifications. We tested the valuation of new Cobalt inventory by viewing invoices and payments. Lastly, we reviewed the Company's calculations of carrying costs, recovery costs, and anticipated future costs as well as the calculations for market value noting the inputs and assumptions used appeared reasonable and were consistent with prior years.

Valuation of Intangible Assets/Impairment Analysis – Deconversion Facility

Description of the Matter:

As discussed in Note 2 and Note 6 to the financial statements, the Company had approximately $5 Million in assets related to the construction and operation of a depleted uranium de-conversion facility as of December 31, 2020. The construction of this facility was put on hold in a prior year and performance milestones have not been met. Because of this delay, management must assess whether these assets are impaired. Management's assessment relies on estimates, future projections of the market, and judgment.

Auditing management's valuation/impairment analysis can be complex and involves judgment.

How We Addressed the Matter in Our Audit:

We obtained and reviewed signed agreements with all involved parties. We reviewed management's decommissioning funding plan as well as the Nuclear Regulatory Commission Letter of Acceptance. We reviewed management's assessment and anticipated future plans as well as performed a retrospective review of their prior year analysis noting no inconsistencies or management bias. Lastly, we tested the changes in the balance through recalculations.

Haynie & Company

Haynie & Company
Salt Lake City, Utah
March 30, 2021

We have served as the company's auditor since 2018.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
Assets	2020	2019
Current assets
Cash and cash equivalents	$1,113,032	$575,422
Accounts receivable	796,128	875,914
Inventories (Note 4)	837,787	3,423,420
Prepaids and other current assets	1,247,430	1,444,593
Total current assets	3,994,377	6,319,349

Long-term assets
Restricted cash	638,660	635,498
Property, plant and equipment, net (Note 5)	4,489,551	2,003,887
Financing lease right-of-use asset (Note 8)	24,642	13,302
Operating lease right-of-use asset (Note 8)	2,539,580	709,883
Goodwill (Note 1)	1,384,255	1,384,255
Patents and other intangibles, net (Note 6)	4,025,684	4,190,621
Total long-term assets	13,102,372	8,937,446
Total assets	$17,096,749	$15,256,795

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$2,115,348	$4,229,128
Accrued liabilities	1,204,672	1,096,090
Current portion of unearned revenue	1,160,274	1,240,205
Current portion of operating lease right-of-use liability (Note 8)	86,494	100,777
Current portion of financing lease liability (Note 8)	7,786	2,367
Current portion of related party notes payable, net of debt discount (Note 7)	606,589	—
Current installments of notes payable (Note 7)	480,889	1,519,496
Total current liabilities	5,662,052	8,188,063

Long-term liabilities
Related party notes payable, net of current portion and debt discount (Note 7)	487,470	1,216,874
Notes payable, net of current portion (Note 7)	57,202	12,276
Asset retirement obligation (Note 12)	588,105	546,570
Financing lease liability, net of current portion (Note 8)	16,888	10,970
Operating lease right-of-use liability, net of current portion (Note 8)	2,484,359	609,106
Commitments and contingencies (Note 11)	—	—
Mandatorily redeemable convertible preferred stock, net of discount (Note 9)	4,913,421	4,785,086
Total long-term liabilities	8,547,445	7,180,882
Total liabilities	14,209,497	15,368,945

Stockholders' equity (deficit) (Note 9)
Common stock, $0.01 par value; 750,000,000 shares authorized; 424,344,298 and 419,842,256 shares issued and outstanding respectively	4,243,443	4,198,423
Additional paid-in capital	122,191,837	121,680,163
Accumulated deficit	(125,861,734)	(128,064,385)
Equity (deficit) attributable to International Isotopes Inc. stockholders	573,546	(2,185,799)
Equity attributable to noncontrolling interest	2,313,706	2,073,649
Total equity (deficit)	2,887,252	(112,150)
Total liabilities and stockholders' equity (deficit)	$17,096,749	$15,256,795

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2020	2019
Sale of product	$9,364,896	$8,955,204
Cost of product	3,904,869	4,289,490
Gross profit	5,460,027	4,665,714

Operating costs and expenses:
Salaries and contract labor	2,827,742	2,560,293
General, administrative and consulting	2,828,460	2,400,343
Research and development	219,498	263,375
Total operating expenses	5,875,700	5,224,011

Operating loss	(415,673)	(558,297)

Other income (expense):
Other income (expense)	3,637,026	(114,509)
Interest income	3,192	13,090
Interest expense	(781,837)	(541,274)
Total other income (expense)	2,858,381	(642,693)
Net income (loss)	2,442,708	(1,200,990)
Income attributable to noncontrolling interest	240,057	321,974

Net income (loss) attributable to International Isotopes Inc.	$2,202,651	$(1,522,964)

Net income per common share - basic:	$0.01	$—

Net income per common share - diluted:	$0.01	$—

Weighted average common shares outstanding - basic	423,091,174	418,077,055

Weighted average common shares outstanding - diluted	431,208,535	418,077,055

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2020 and 2019

					(Deficit) Equity	Equity
					Attributable to	Attributable
			Additional		Internat'l	to
	Common Stock		Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Shareholders	Interest	Equity
Balance December 31, 2018	413,168,301	$4,131,683	$120,805,997	$(126,541,421)	$(1,603,741)	$1,757,875	$154,134

Shares issued under employee stock purchase plan	136,188	1,362	5,551	—	6,913	—	6,913

Shares issued for exercise of employee stock options	2,825,000	28,250	55,750	—	84,000	—	84,000

Stock grant	279,767	2,798	(2,798)	—	—	—	—

Stock in lieu of dividends on convertible preferred C shares	3,433,000	34,330	171,650	—	205,980	—	205,980

Convertible debenture beneficial conversion feature	—	—	213,059	—	213,059	—	213,059

Warrants issued with convertible debentures	—	—	301,104	—	301,104	—	301,104

Stock based compensation	—	—	129,850	—	129,850	—	129,850

Distribution to non-controlling interest	—	—	—	—	—	(6,200)	(6,200)

Net (loss) income	—	—	—	(1,522,964)	(1,522,964)	321,974	(1,200,990)
Balance December 31, 2019	419,842,256	4,198,423	121,680,163	(128,064,385)	(2,185,799)	2,073,649	(112,150)

Shares issued under employee stock purchase plan	375,250	3,752	12,722	—	16,474	—	16,474

Shares issued for cashless exercise of employee stock options	416,667	4,167	(4,167)	—	—	—	—

Stock grant	302,125	3,021	(3,021)	—	—	—	—

Stock issued in lieu of dividends on preferred C shares	3,408,000	34,080	170,400	—	204,480	—	204,480

Convertible debenture beneficial conversion feature	—	—	102,584	—	102,584	—	102,584

Warrants issued with convertible debentures	—	—	144,976	—	144,976	—	144,976

Stock based compensation	—	—	88,180	—	88,180	—	88,180

Net income	—	—	—	2,202,651	2,202,651	240,057	2,442,708
Balance December 31, 2020	424,344,298	$4,243,443	$122,191,837	$(125,861,734)	$573,546	$2,313,706	$2,887,252

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,442,708	$(1,200,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from contract cancelation	(2,544,962)	—
Depreciation and amortization	300,120	268,033
(Gain)/Loss on disposal of property, plant and equipment	(36,000)	(1,700)
Accretion of obligation for lease disposal costs	41,535	38,602
Accretion of beneficial conversion feature	232,114	129,371
Equity based compensation	88,180	129,850
Forgiveness of Paycheck Protection Program Loan	(546,100)	—
Right-of-use amortization	31,273	—
Noncash interest expense	158,824	25,785
Changes in operating assets and liabilities:
Accounts receivable	79,786	(55,544)
Prepaids and other current assets	197,163	(1,129,551)
Inventories	1,453,623	(657,691)
Unearned revenues	(79,931)	94,164
Accounts payable and accrued liabilities	(668,708)	2,306,114
Net cash provided by (used in) operating activities	1,149,625	(53,557)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	36,000	1,700
Purchase of property, plant, equipment and patents	(7,744)	(208,102)
Net cash provided by (used in) investing activities	28,256	(206,402)

Cash flows from financing activities:
Proceeds from sale of stock	16,475	90,913
Proceeds from issuance of notes payable	546,100	—
Proceeds from issuance of debt - related party	325,000	675,000
Distribution to non-controlling interest	—	(6,200)
Payments on financing lease liability	(5,188)	(190)
Principal payments on notes payable	(1,519,496)	(739,111)
Net cash (used in) provided by financing activities	(637,109)	20,412

Net change in cash and cash equivalents	540,772	(239,547)
Cash and cash equivalents at beginning of year	1,210,920	1,450,467
Cash and cash equivalents at end of year	$1,751,692	$1,210,920

Supplemental disclosure of cash flow activities:
Cash paid for interest	$71,091	$139,828

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion of preferred dividends to stock	$204,480	$205,980
Decrease in unearned revenue and increase in notes payable for repayment plan	$—	$2,645,000
Increase in financing lease liability and increase in financing lease right-of-use asset for asset lease	$16,524	$13,527
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$247,560	$514,163
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$2,649,070	$—
Decrease in operating lease right-of use asset and right-of-use liability for disposal of old lease	$697,009	$—
Decrease in inventory and decrease in accounts payable for cancellation	$1,132,010	$—
Increase in fixed assets for cancellation of Progenics contract	$2,544,962	$—
Increase in fixed assets and increase in debt for purchase of fixed asset	$62,957	$—

	December 31,
	2020	2019
Cash and cash equivalents	$1,113,032	$575,422
Restricted cash included in long-term assets	638,660	635,498
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,751,692	$1,210,920

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2020 AND 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business – International Isotopes Inc. (the “Company” or “INIS”) was incorporated in Texas in November 1995. The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc. The consolidated financial statements also include the accounts of the TI Services, LLC, (“TI Services”), and the accounts of RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control devices, and is now headquartered in Idaho Falls, Idaho. In addition, the Company has a 24.5% interest in RadQual. In August 2017, affiliates of the Company purchased the remaining 75.5% of RadQual and at the time the Company was named as one of the two managing members of RadQual. As a result of this ownership change, the Company has significant influence in management decisions with regard to RadQual’s business operations.

Nature of Operations – INIS and its subsidiaries, TI Services and RadQual (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources and a varied selection of radioisotopes and radiochemicals for medical research, pharmacy compounding, and clinical applications.  The Company also distributes a varied selection of radioisotopes and radiochemicals for medical and clinical research applications. The Company also holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of five major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Cash and cash equivalents, totaling $1,113,032 and $575,422 at December 31, 2020 and 2019, respectively, consist of operating accounts and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2020 and 2019, the Company had pledged cash on deposit in a money market account valued at $638,660 and $635,498 respectively, as security for a surety bond.  The surety bond is required as part of the Company’s operating license agreement with the Nuclear Regulatory Commission (“NRC”).

The Company maintains its cash accounts in various deposit accounts, the balances of which are periodically in excess of federally insured limits.

b)               Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2020 and 2019, the Company recorded no allowance for uncollectible accounts.

c)                Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first in, first out method. Work in progress inventory contains product that is undergoing irradiation and this irradiation process can take up to three years to reach high specific activity (HSA) levels. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  For the year ended December 31, 2020 the Company determined $201,349 of cobalt inventory was impaired and expensed.

Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. In April 2020, the Company modified our agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. Due to this modification in April 2020 work in process was reduced by $2,050,100 from a $918,090 cash refund from the DOE and a reduction of accounts payable of $1,132,010. In October 2020 the Company made an additional modification to our agreement with DOE, as a result we received a cash refund of $304,000 of our previous progress payments; and work in process was reduced by $304,000.

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

e)                Goodwill and other intangibles

Goodwill is not amortized but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets recorded as a result of the change in ownership of RadQual. As of December 31, 2020 and 2019, there has been no impairment of goodwill.

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2020 and 2019, the Company had no impairment losses related to intangible assets.

f)                Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment recorded during the years ended December 31, 2020 and 2019.

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

j)                 Research and development costs

Research and development costs are expensed as incurred and totaled $217,948 and $263,375 for the years ended December 31, 2020 and 2019, respectively. These research and development costs were incurred to maintain our planned de-conversion facility license and in our radiochemical products and nuclear medicine standards business segments.

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

For the years ended December 31, 2020 and 2019, the Company recognized share-based compensation expense of $88,180 and $129,850, respectively, related to stock options and stock grants. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

l)                 Net loss per common share – basic and diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

The table below shows the calculation of diluted shares:

	2020	2019
Weighted average common shares outstanding - basic	423,091,174	418,077,055

Effects of dilutive shares
Stock Options	2,609,823	—
Warrants	5,507,538	—
Series B redeemable convertible preferred stock	—	—
Series C redeemable convertible preferred stock	—	—
Weighted average common shares outstanding - diluted	431,208,535	418,077,055

For the year ended December 31, 2020, the Company had 13,250,000 stock options outstanding, 20,090,000 warrants outstanding, 4,213 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

For the year ended December 31, 2019, the Company had 23,655,000 stock options outstanding, 40,340,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at December 31, 2020 and 2019:

	December 31,
	2020	2019
Stock options	20,400,000	23,655,000
Warrants	50,090,000	40,340,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	42,130,000	42,130,000
	113,045,000	106,550,000

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

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $125,861,734 at December 31, 2020, and net income of $2,202,651 for the year then ended. The Company’s working capital, which includes inventory that will not be sold for up to three years, has increased by $201,039 from the prior year. The Company has cash flows provided by operations of $1,149,625.  During 2020, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products. The Company’s net income was $2,202,651 in 2020, compared to a net loss of $1,522,964 in 2019. This is an increase in net income of $3,725,615 which is primarily due the contract termination agreement noted below and forgiveness of the Paycheck Protection Program loan.

On April 5, 2019, the Company entered into a manufacturing and supply agreement with Progenics Pharmaceuticals Inc. Under this agreement, the Company would provide contract manufacturing services for AZEDRA® (Ultratrace® Iobenguane I-131) and other iodine products. The Company expanded its existing facility and installed the equipment necessary to support this contract manufacturing opportunity. During the fourth quarter of 2020, the contract was terminated and the Company received equipment and building improvements valued at $2,544,962 and cash.

During the year ended December 31, 2020, the Company continued to focus on its long-standing core business segments, which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

In October 2014, the Company secured a ten-year cobalt production agreement with the United States Department of Energy (“DOE”).  The agreement provides the Company with access to the currently available cobalt production positions in the DOE’s Advanced Test Reactor (“ATR”) located at the Idaho National Laboratory in Idaho Falls, Idaho.  The ATR is the only DOE reactor in the United States (“U.S.”) capable of producing large quantities of high specific activity cobalt. During the year ended December 31, 2020, the Company modified its agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. During the year ended December 31, 2020 work in process was reduced by $2,354,100 from a $1,222,090 cash refund from the DOE and a reduction of accounts payable of $1,132,010.

In addition to the cobalt production agreement with the DOE, the Company entered into supply agreements in 2015 with several customers for the purchase of cobalt-60. Because it takes approximately several years to irradiate cobalt targets to the desired level of activity, the shipment of cobalt-60 product to these customers is anticipated to begin in mid 2020.  Pursuant to these cobalt-60 supply agreements, the Company will not only supply cobalt-60 to the customers but, in some instances, will also provide on-going services with respect to manufacturing and selling cobalt sources. Each contract requires quarterly progress payments to be paid by customers to the Company.

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

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the depleted uranium facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier and the Company believes that it provides it with a very valuable asset. During the year ended December 31, 2020, the Company incurred costs of approximately $143,000 to maintain licenses and other necessary project investments. During the same period in 2019, the Company incurred costs of approximately $151,000 for planning and development activities on the project.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following for the years ended December 31 2020 and 2019:

	2020	2019
Raw materials	$33,609	$40,648
Work in process	803,171	3,379,943
Finished goods	1,007	2,829
	$837,787	$3,423,420

Included in raw material inventory raw cobalt, strontium and other raw elements. Raw material inventory is regularly reviewed for obsolescence

Work in process includes completed flood sources, irradiated cobalt and nuclear medicine related materials and products, and cobalt-60 targets that are located in the ATR located outside of Idaho Falls, Idaho. The cobalt-60 targets are owned by the Company and contain cobalt-60 material at various stages of irradiation. The carrying value of the targets is based on accumulated irradiation and handling costs which have been allocated to each target based on the length of time the targets have been held and processed at the reactor. At December 31, 2020, the remaining cobalt target inventory was reduced to $0 due to impairment, and at December 31, 2019, the inventory was valued at $201,349.

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the reactor exclusively for purchase by the Company, and at December 31, 2020 and 2019, the amount of accumulated irradiation charges reported as inventory was $383,312 and $2,810,100, respectively. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling and irradiation charges. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the year ended December 31, 2020 and 2019, the Company recognized approximately $156,000 and $140,000, respectively, of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2020 and 2019:

	2020	2019	Estimated Useful Lives
Furniture and fixtures	$200,325	$203,318	3 - 5 years
Transportation equipment	111,605	122,874	5 - 10 years
Plant and improvements	1,146,312	496,154	5 - 10 years
Production equipment	5,629,154	3,737,621	5 - 10 years
	7,087,396	4,559,967
Accumulated depreciation	(2,597,845)	(2,556,080)
	$4,489,551	$2,003,887

Included in fixed assets are assets purchased during the planning phase for the construction of a de-conversion facility in Hobbs, New Mexico.  Although construction of the facility is currently on hold, the Company has determined that these assets continue to have future economic value based on what it considers a strong likelihood that construction of the facility will occur in the future.

Depreciation expense was $128,435 and $101,333 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 – PATENTS AND OTHER INTANGIBLE ASSETS

The Company owns certain patents and patents pending related to a fluorine extraction process and patents for various uses of some fluoride gases as fluorinating agents.  These patents were developed in an effort to expand the potential markets for the high purity fluoride gases the Company will produce with its fluorine extraction process.  The Company has filed and been granted international protections on its FEP process patent. The feasibility of expanding the fluoride gas markets through the use of this patented technology is uncertain.

In October 2012, the NRC issued the Company a 40-year construction and operating license for the de-conversion facility.  Capitalized costs associated with the licensing and planning process for this license are being amortized over the 40-year life of the license.

The following table summarizes the patent and intangible activity for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning	$5,381,392	$5,373,103
Additions	1,564	8,289
Disposals	—	—
Ending	5,382,956	5,381,392
Accumulated amortization	(1,357,272)	(1,190,771)
	$4,025,684	$4,190,621

During the year ended December 31, 2020 the Company recognized $166,501 of amortization expense, and during the year ended December 31, 2019, the Company recognized $166,700 of amortization expense.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows:

Years ending December 31,
2021	$166,501
2022	166,501
2023	166,501
2024	166,501
2025	166,501
Thereafter	3,193,179
$4,025,684

NOTE 7 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible debentures

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

Notes payable

In April 2018, the Company borrowed $120,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021 and the 2018 Promissory Note was modified to become secured by company assets, with all other provisions remaining unchanged.

At December 31, 2020, accrued interest on the 2018 Promissory Note totaled $19,370.

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of its major shareholders, pursuant to which the Company borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share (Class L Warrants). The Class L Warrants were immediately exercisable. The fair value of these warrants issued totaled $384,428 and was recorded as a debt discount and will be amortized over the life of the 2013 Promissory Note. At December 31, 2020, the remaining balance of this debt discount was $12,892. The Company calculated a beneficial conversion feature of $15,464 which will be accreted to interest expense over the life of the 2013 Promissory Note. At December 31, 2020, the remaining balance of this beneficial conversion feature was $519. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L Warrants to purchases shares of the Company’s common stock at an exercise price of $0.06 per share. The Class L Warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L Warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged.

At December 31, 2020, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $211,734. Interest expense recorded for the year ended December 31, 2020, was $30,000.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,858 with no interest charge. At December, 31, 2020 balance on this refund is $462,858.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. At December 31, 2020, the remaining balance of this debt discount was $300,147. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At December 31, 2020, the remaining balance of this beneficial conversion feature was $212,383. At December 31, 2020 accrued interest on the 2019 Promissory Note totaled $39,131.

On April 23, 2020, the Company, through its wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company received total proceeds of $546,100 from two SBA Loans. The SBA Loans were scheduled to mature on April 22, 2022 and May 5, 2022 and had a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

The SBA Loan contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the twenty-four week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level.

As of December 31, 2020, the Company has used the entire loan proceeds to fund qualifying expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, the Company has recognized the entire loan amount as ‘Other Income’ at December 31, 2020.

The Company does not anticipate taking any action that would cause any portion of the loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months.

In December 2020, the Company entered into a note payable for the purchase of a vehicle. The principal amount financed was $62,957. The term of the note is six years and carries an interest rate of 5.99% per annum. Monthly payments are $1,046 and the note matures December 2026. The note is secured by the vehicle that was purchased with the note’s proceeds.

Notes payable as of December 31, 2020 and 2019 consist of the following:

	2020	2019
Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2021, secured	$120,000	$120,000
Note payable to a financial institution bearing interest at 6.66% monthly installments of $805, secured	12,276	20,786
Note payable to customer pursuant to a refund agreement. Interest at 12%	462,858	1,973,845
Note payable to related parties net of unamortized debt discount of $512,530 and $514,163 at December 31, 2020 and 2019, respectively, bearing interest at 4% all principal and interest due on December 31, 2022, secured	487,470	160,837
Note payable to related parties net of unamortized debt discount of $13,411 and $26,822 at December 31, 2020 and 2019, respectively, bearing interest at 6% all principal and interest due on December 31, 2021, secured	486,589	473,178
Note payable to a financial institution bearing interest at 5.99% monthly installments of $1,046, secured	62,957	—
Total notes payable	1,632,150	2,748,646
Less: current maturities	(1,087,478)	(1,519,496)
Notes payable, net of current installments and debt discount	$544,672	$1,229,150

Maturities of convertible debt and notes payable, excluding debt discount and debt issuance costs, at December 31, 2020, are as follows:

Years ending December 31,
2021	$1,087,478
2022	500,145
2023	10,155
2024	10,780
Thereafter	23,592
$1,632,150

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

	Year Ended
	December 31,
	2020	2019
Operating lease costs	$255,416	$147,413
Short-term operating lease costs	9,959	16,873
Financing lease expense:
Amortization of right-of-use assets	5,184	225
Interest on lease liabilities	1,768	76
Total financing lease expense	6,952	301
Total lease expense	$272,327	$164,587

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,649,070	$810,367
Right-of-use assets obtained in exchange for new financing lease liabilities	$16,524	$13,527
Weighted-average remaining lease term (years) - operating leases	14.1	6.3
Weighted-average remaining lease term (years) - financing leases	3.1	5.0
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.82%	6.75%

Maturities of lease liabilities as of December 31, 2020, were as follows:

	Operating Leases	Finance Leases
For the years ended December 31,
2021	$257,383	$9,641
2022	284,631	9,641
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	—
Thereafter	2,599,410	—
Total minimum lease obligations	4,002,748	28,092
Less-amount representing interest	(1,431,895)	(3,418)
Present value of minimum lease obligations	2,570,853	24,674
Current maturities	(86,494)	(7,786)
Lease obligations, net of current maturities	$2,484,359	$16,888

NOTE 9 – SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Warrants

In December 2019, the Company entered into the 2019 Promissory Note, as discussed above. In connection with the the 2019 Promissory Note, the company issued 20,250,000 Class O Warrants to purchase shares of the Company’s common stock at a purchase price of $0.045 per share.

In February 2020, the Company borrowed the remaining amount available for borrowings under the 2019 Promissory Note as discussed above. As a result and according to the terms of the 2019 Promissory Note, the Company issued 9,750,000 additional Class O Warrants to purchase shares of the Company’s common stock at a purchase price of $0.045 per share.

The following table summarizes warrant activity for the years ended December 31, 2020 and 2019:

Warrants	Outstanding Shares	Weighted Average Exercise
Outstanding at December 31, 2018	20,090,000	$0.12
Granted	20,250,000	0.045
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2019	40,340,000	0.08
Granted	9,750,000	0.045
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	50,090,000	$0.07

Warrants outstanding at December 31, 2020, included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022; and 30,000,000 Class O Warrants which are immediately exercisable at an exercise price of $0.045 per share and expire December 30, 2024.

Warrants outstanding at December 31, 2019 included 17,165,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022; and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022; and 20,250,000 Class O Warrants which are immediately exercisable at an exercise price of $0.045 per share and expire December 30, 2024.

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

At December 31, 2020 and 2019, there were 850 shares of the Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) outstanding with a mandatory redemption date of May 2022 at $1,000 per share, or $850,000 in aggregate redemption value. The Series B Preferred Stock is convertible into common stock at a conversion price of $2.00 per share. These preferred shares carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying consolidated balance sheets.

On February 17, 2017, the Company entered into subscription agreements with certain investors, including two of the Company’s directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of the Company’s common stock (the Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock will be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. At December 31, 2020, there were 4,213 shares of the Series C Preferred Stock outstanding

The Class M Warrants are immediately exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

The Company allocated the proceeds to the Series C Preferred Stock and Class M Warrants based on their relative fair value, which resulted in $2,895,379 being allocated to the Series C Preferred Stock and $537,621 being allocated to the Class M Warrants. The allocated Class M Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2020, the balance of the discount to the Series C Preferred Stock was $120,965 and the net carrying value of these 4,213 shares of Series C Preferred Stock was $3,312,035. At December 31, 2019, the balance of the discount to the Series C Preferred Stock was $228,489 and the net carrying value of these 4,213 shares of Series C Preferred Stock was $3,204,511.

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

The Company allocated the proceeds to the Series C Preferred Stock and Class N Warrants based on their relative fair value, which resulted in $675,947 being allocated to the Series C Preferred Stock and $104,053 being allocated to the Class N Warrants. The allocated Class N Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2020, the balance of the discount to the Series C Preferred Stock was $28,614 and the net carrying value of these 780 shares of Series C Preferred Stock was $751,386. At December 31, 2019, the balance of the discount to the Series C Preferred Stock was $49,425 and the net carrying value of these 780 shares of Series C Preferred Stock was $730,575.

The Company pays dividends on the Series C Preferred Stock in February each year. Dividends payable totaled $252,780 in February 2020 and $252,780 in February 2019. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 3,408,000 shares of common stock in lieu of a dividend payment of $204,480 in 2020 and 3,433,000 shares in lieu of a dividend payment of $205,980 in 2019. $46,800 of dividend payable was settled with cash in 2020 and 2019 which left a remaining payable balance of $1,500 for 2020.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. An amendment and restatement of the plan was approved in July 2020 by the Company’s shareholders, which increased the number of shares available for purchase by 3,000,000 shares. At December 31, 2020 there were 3,099,911 shares available under the employee stock purchase plan.

During 2020 and 2019, the Company issued 375,250 and 136,188 shares of common stock to employees for proceeds of $16,474 and $6,913, respectively, in accordance with the employee stock purchase plan.

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

The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At December 31, 2020 there were 36,973,926 shares available for issuance under the 2015 Plan.

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

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

Options	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2018	27,805,000	$0.06		332,500
Granted	790,000	0.06
Exercised	(3,700,000)	0.04		$85,500
Forfeited	(1,240,000)	0.10
Outstanding at December 31, 2019	23,655,000	0.05		141,000
Granted	1,325,000	0.05
Exercised	(1,000,000)	0.04		25,000
Forfeited	(3,580,000)	0.06
Outstanding at December 31, 2020	20,400,000	$0.06	5.6	$107,250
Exercisable at December 31, 2020	17,059,500	$0.05	5.1	$107,250

The total intrinsic value of stock options outstanding at December 31, 2020 was $104,250. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.05 of the Company’s common stock as of the end of 2020 exceeds the exercise price of the options.

The Company recognized $70,054 and $113,063 of compensation expense related to these options for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the remaining compensation expense was $43,587 and will be recognized over 1.99 years.

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

In August 2020, 1,000,000 qualified stock options were exercised under a cashless exercise. The company withheld 583,333 shares to satisfy the exercise price and issued 416,667 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company granted 1,325,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at one-year anniversary for all grants and expiration at ten year anniversary for all grants. The weighted average exercise price for these options was $0.05 per share. The options have a fair value of $36,815 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.36% to 0.63%, expected dividend yield rate of 0%, expected volatility of 51.96% to 58.75% and an expected life between 5.5 and 7.5 years.

All options exercised were issued under a qualified plan and accordingly, there is no income tax effect in the accompanying financial statements.

NOTE 10 – INCOME TAXES

The Company paid no federal or state income taxes during 2020 and 2019. Income tax benefit on losses differed from the amounts computed by applying the recently enacted U.S. federal income tax rate of 21% to pretax losses as a result of the following:

	2020	2019
Income tax expense (benefit)	$462,557	$(319,823)
Nondeductible expenses	77,152	62,627
State taxes net of federal benefit	101,782	(84,813)
Change in valuation allowance	(641,491)	342,009
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2020 and 2019 are presented below:

	2020	2019
Deferred income tax asset	$—	$—
Net operating loss carryforward	8,025,989	7,964,739
Valuation allowance	(7,771,135)	(7,754,496)
Total deferred income tax asset	254,854	210,243
Deferred income tax liability - depreciation	(254,854)	(210,243)
Deferred tax asset (liability)	$—	$—

At December 31, 2020, the Company had net operating losses of approximately $38,219,000 that will begin to expire in 2024. The valuation allowances for 2020 and 2019 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on Third Parties

Sales during both 2020 to the Company’s top three customers was approximately 11% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign markets and through the establishment of the joint venture, TI Services to expand the distribution of products.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond and a restricted money market account, in the amount of $638,660, held with North American Specialty Insurance Company and Merrill Lynch, respectively.

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

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We have reviewed the results of the DOE investigation into this event and have implemented appropriate corrective actions. On January 5, 2021, we were notified by the DOE that we had been indemnified from any financial liability for this event under the Price Anderson Act (PAA).

The Washington Department of Health (DOH) issued a Notice of Violation to us in May 2020 citing two violations of our reciprocity license in the State of Washington related to the contamination event. On December 22, 2020, the Washington DOH imposed a civil penalty of $11,000 related to the contamination event. The Washington DOH investigation has now been closed.

The U.S. Nuclear Regulatory Commission (NRC) completed an inspection of our radiological safety program and issued a Notice of Violation in June 2020 citing two different violations of our NRC materials license also related to the contamination event. The NRC notified us on October 20, 2020 that it had determined the violations were considered a Severity Level II problem. In accordance with their enforcement discretion authority the NRC has decided not to impose any civil penalty against us for these violations in recognition of our significant corrective actions. Our corrective actions included termination of all field service activities and removal of these activities from our NRC license. The NRC’s investigation of the NOV’s are now considered closed.

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $19,500 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. Although the Company reserves the right to make discretionary matching contributions to participant accounts, there were no employer matching contributions made for either 2020 or 2019. All amounts withheld for employee contributions for 2020 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

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

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2020 and 2019:

Obligation for Lease Disposal Cost
Balance at December 31, 2018	$507,968
Increase in lease disposal costs	—
Accretion expense/amortization expense	38,602
Balance at December 31, 2019	546,570
Increase in lease disposal costs	—
Accretion expense/amortization expense	41,535
Balance at December 31, 2020	$588,105

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2020 and 2019, the Company had no assets carried at fair value.

NOTE 14 – REVENUE RECOGNITION

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Year Ended December 31, 2020				Year Ended December 31, 2019
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$3,582,796	$488,775	$4,071,571	44%	$2,807,583	$44,624	$2,852,207	32%
Cobalt Products	1,217,495	8,085	1,225,580	13%	57,077	789,326	846,404	9%
Nuclear Medicine Products	2,889,982	783,274	3,673,256	39%	3,066,767	858,536	3,925,303	44%
Radiological Services	216,139	—	216,139	2%	1,170,790	—	1,170,790	13%
Fluorine Products	178,350	—	178,350	2%	160,500	—	160,500	2%
	$8,084,762	$1,280,134	$9,364,896	100%	$7,262,718	$1,692,486	$8,955,204	100%

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

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the year ended December 31, 2020, the Company reported current unearned revenue of $1,160,274. For the period ended December 31, 2019, the Company reported current unearned revenue of $1,240,205. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2020, and December 31, 2019, accounts receivable totaled $796,128 and $875,914, respectively. For the year ended December 31, 2020, the Company did not incur material impairment losses with respect to its receivables.

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

The Company has identified the following business segments:

  The Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry and includes consolidated reporting of TI Services, and the consolidated reporting of the Company’s 50/50 joint venture with RadQual.

  The Cobalt Products segment includes management of a cobalt irradiation contract, fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

  The Radiochemical Products segment includes production and distribution of Iodine-131 generic drug product and various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by the Company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands.  Iodine-131 is the predominant radiochemical sold in this segment

  The Fluorine Products segment historically involved the production of small scale qualification samples of high purity fluoride gas for various industrial applications, as well as development of laboratory and analytical processes required to support the planned uranium de-conversion and fluorine extraction facility. During 2013, these testing activities were completed and the pilot plant facility was closed.  The Company has developed or acquired all patent rights to these processes. Future work in this segment will involve license support and, as financing permits, further work related to the de-conversion facility.

  The Radiological Services segment concerns a wide array of miscellaneous services that consists of gemstone processing and source disposal.

The following presents certain segment information as of and for the years ended December 31, 2020 and 2019:

Sale of product	2020	2019
Radiochemical products	$4,071,571	$2,852,207
Cobalt products	1,225,580	846,404
Nuclear medicine standards	3,673,256	3,925,303
Radiological services	216,139	1,170,790
Fluorine products	178,350	160,500
Total segments	9,364,896	8,955,204
Corporate revenue	—	—
Total consolidated	$9,364,896	$8,955,204

Depreciation and amortization	2020	2019
Radiochemical products	$42,844	$38,097
Cobalt products	35,046	8,062
Nuclear medicine standards	62,493	63,691
Radiological services	32,830	34,545
Fluorine products	114,018	113,833
Total segments	287,231	258,228
Corporate depreciation and amortization	12,889	9,805
Total consolidated	$300,120	$268,033

Segment income (loss)	2020	2019
Radiochemical products	$3,966,714	$820,766
Cobalt products	302,720	201,174
Nuclear medicine standards	580,236	670,133
Radiological services	58,369	(146,922)
Fluorine products	35,454	9,465
Total segments	4,943,493	1,554,616
Corporate loss	(2,740,842)	(3,077,580)
Total consolidated	$2,202,651	$(1,522,964)

Expenditures for segment assets	2020	2019
Radiochemical products	$2,608,919	$25,873
Cobalt products	—	172,940
Nuclear medicine standards	—	7,700
Radiological services	—	—
Fluorine products	1,565	1,589
Total segments	2,610,484	208,102
Corporate purchases	5,179	—
Total consolidated	$2,615,663	$208,102

Segment assets	2020	2019
Radiochemical products	$2,916,442	$511,381
Cobalt products	743,127	3,369,828
Nuclear medicine standards	2,052,220	2,111,225
Radiological services	60,696	106,374
Fluorine products	5,371,506	5,477,808
Total segments	11,143,991	11,576,616
Corporate assets	5,952,758	3,680,179
Total consolidated	$17,096,749	$15,256,795

NOTE 16 – SUBSEQUENT EVENTS

In January 2021, 2,062,500 qualified stock options were exercised under a cashless exercise. The Company withheld 263,393 shares to satisfy the exercise price and issued 1,799,107 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect.

In January 2021, 30,000,000 Class O Warrants were exercised under a cashless exercise. The Company withheld 4,821,435 shares to satisfy the exercise price and issued 25,178,565 shares of common stock.

In January 2021, 13,025,000 Class M Warrants were exercised under a cashless exercise. The Company withheld 5,582,156 shares to satisfy the exercise price and issued 7,442,844 shares of common stock.

