Form 10-Q
period 2021-03-31
INTERNATIONAL ISOTOPES INC
filed 2021-05-17
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the number of shares of common stock, $0.01 par value, outstanding was 460,830,469.

1

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended March 31, 2021

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$414,226	$1,113,032
Accounts receivable	1,094,123	796,128
Inventories	826,390	837,787
Prepaids and other current assets	344,360	1,247,430
Total current assets	2,679,099	3,994,377

Long-term assets
Restricted cash	830,683	638,660
Property, plant and equipment, net	4,410,768	4,489,551
Financing lease right-of-use asset	23,139	24,642
Operating lease right-of-use asset	2,513,822	2,539,580
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,123,019	4,025,684
Total long-term assets	13,285,686	13,102,372
Total assets	$15,964,785	$17,096,749

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,451,434	$2,115,348
Accrued liabilities	889,274	1,204,672
Unearned revenue	1,229,193	1,160,274
Current portion of operating lease right-of-use liability	96,816	86,494
Current portion of financing lease liability	7,968	7,786
Current portion of related party notes payable, net of debt discount	609,942	606,589
Current installments of notes payable	376,299	480,889
Current portion of mandatorily redeemable preferred stock, net of debt discount	4,071,255	—
Total current liabilities	8,732,181	5,662,052

Long-term liabilities
Related party notes payable, net of current portion and debt discount	551,536	487,470
Notes payable, net of current portion	104,462	57,202
Asset retirement obligation	598,973	588,105
Financing lease liability, net of current portion	14,826	16,888
Operating lease right-of-use liability, net of current portion	2,456,842	2,484,359
Mandatorily redeemable convertible preferred stock, net of current portion and discount	850,000	4,913,421
Total long-term liabilities	4,576,639	8,547,445
Total liabilities	3,308,820	14,209,497

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 460,636,690 and 424,344,298 shares issued and outstanding respectively	4,606,367	4,243,443
Additional paid in capital	122,103,290	122,191,837
Accumulated deficit	(126,462,886)	(125,861,734)
Equity attributable to International Isotopes Inc. stockholders	246,771	573,546
Equity attributable to noncontrolling interest	2,409,194	2,313,706
Total equity	2,655,965	2,887,252
Total liabilities and stockholders' equity	$15,964,785	$17,096,749

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2021	2020

Sale of product	$1,992,512	$2,335,786
Cost of product	831,354	968,525
Gross profit	1,161,158	1,367,261

Operating costs and expenses
Salaries and contract labor	668,520	741,205
General, administrative and consulting	905,929	788,438
Research and development	37,237	46,928
Total operating expenses	1,611,686	1,576,571

Net operating loss	(450,528)	(209,310)

Other income (expense):
Other income	143,120	23,818
Interest income	35	2,335
Interest expense	(198,291)	(194,880)
Total other income (expense)	(55,136)	(168,727)
Net loss	(505,664)	(378,037)
Less income attributable to noncontrolling interest	95,488	44,457

Net loss attributable to International Isotopes Inc.	$(601,152)	$(422,494)

Net loss per common share - basic:	$—	$—

Net loss per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic:	453,449,720	420,692,023

Weighted average common shares outstanding - diluted:	453,449,720	420,692,023

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(505,664)	$(378,037)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	141,706	103,770
Accretion of obligation for lease disposal costs	10,868	10,100
Accretion of beneficial conversion feature and discount	100,253	92,430
Equity based compensation	37,419	51,522
Right-of-use asset amortization	8,563	—
Changes in operating assets and liabilities:
Accounts receivable	(297,995)	(148,130)
Inventories	11,397	44,047
Prepaids and other current assets	903,070	45,268
Accounts payable and accrued liabilities	(771,832)	117,068
Unearned revenues	68,919	(26,278)
Net cash used in operating activities	(293,296)	(88,240)

Cash flows from investing activities:
Purchase of property, plant and equipment	(158,755)	(1,565)
Net cash used in investing activities	(158,755)	(1,565)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	4,478	6,666
Payments on financing lease	(1,880)	(577)
Proceeds from the issuance of notes payable	101,250	325,000
Principal payments on notes payable	(158,580)	(245,728)
Net cash (used in) provided by financing activities	(54,732)	85,361

Net decrease in cash, cash equivalents, and restricted cash	(506,783)	(4,444)
Cash, cash equivalents, and restricted cash at beginning of period	1,751,692	1,210,920
Cash, cash equivalents, and restricted cash at end of period	$1,244,909	$1,206,476

Supplemental disclosure of cash flow activities:
Cash paid for interest	$50,128	$60,205

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$207,480	$204,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$1,603	$2,649,070
Increase in equity and decrease in liability for the conversion of preferred stock	$25,000	$—
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$—	$247,560

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$414,226	$568,656
Restricted cash included in long-term assets	830,683	637,820
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,244,909	$1,206,476

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2021

(Unaudited)

					Deficit
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2021	424,344,298	$4,243,443	$122,191,837	$(125,861,734)	$573,546	$2,313,706	$2,887,252

Shares issued under employee stock purchase plan	105,361	1,054	3,424	—	4,478	—	4,478

Stock grant	118,315	1,183	(1,183)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	1,398,200	13,982	193,498	—	207,480	—	207,480

Shares issued for exercise of employee stock options	1,799,107	17,991	(17,991)	—	—	—	—

Warrant exercise	32,621,409	326,214	(326,214)	—	—	—	—

Conversion of preferred C stock	250,000	2,500	22,500	—	25,000	—	25,000

Stock based compensation	—	—	37,419	—	37,419	—	37,419

Net (loss) income	—	—	—	(601,152)	(601,152)	95,488	(505,664)
Balance, March 31, 2021	460,636,690	$4,606,367	$122,103,290	$(126,462,886)	$246,771	$2,409,194	$2,655,965

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2020

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

March 31, 2021

(1)	The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), and the accounts of INIS’s 24.5% interest in RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control and calibration devices, and is headquartered in Idaho Falls, Idaho. In August 2017, affiliates of INIS purchased 75.5% of RadQual and at the time INIS was named as one of the two managing members of RadQual. As a result of this ownership change, INIS has significant influence in management decisions with regard to RadQual’s business operations. INIS, its subsidiaries, TI Services, and RadQual are collectively referred to herein as the “Company,” “we,” “our” or “us.”

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three months ended March 31, 2021, the Company reported net loss of $601,152, net of non-controlling interest, and net cash used in operating activities of $293,296. During the three months ended March 31, 2020, the Company reported a net loss of $422,494, net of non-controlling interest, and net cash used in operating activities of $88,240.

During the three months ended March 31, 2021, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

Additionally, the Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States.  There are no other companies with a similar license application under review by he NRC. Therefore, the NRC license represents a significant competitive barrier, and the Company considers it a valuable asset.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2021, the Company had 18,252,500 stock options outstanding, 7,065,000 warrants outstanding, 4,188 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 850 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three months ended March 31, 2020, the Company had 23,655,000 stock options outstanding, 50,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at March 31, 2021 and 2020:

	March 31,
	2021	2020
Stock options	18,252,500	23,655,000
Warrants	7,065,000	50,090,000
850 Shares of Series B redeemable convertible preferred stock	425,000	425,000
4,213 Shares of Series C redeemable convertible preferred stock	41,880,000	42,130,000
	67,622,500	116,300,000

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

(5)       Inventories

Inventories consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw materials	$33,609	$33,609
Work in process	790,801	803,171
Finished goods	1,980	1,007
	$826,390	$837,787

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. During the second quarter and fourth quarter of 2020, the Company modified its agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. At March 31, 2021, and at December 31, 2020, this cobalt target inventory had a carrying value of $380,257 and $383,312, respectively.

The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $7,800 and $11,000, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2021 and 2020, the Company issued 105,361 and 156,845 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $4,478 and $6,666, respectively. As of March 31, 2021, 2,994,550 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.   At March 31, 2021, there were 37,204,004 shares available for issuance under the 2015 Plan.

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

Non-Employee Grants - The Company accounts for its issuances of stock-based compensation to non-employees by recognizing compensation expense based on the grant date fair value of the award. Stock option compensation expense is recognized over the vesting period for the award.

Option awards outstanding as of March 31, 2021, and changes during the three months ended March 31, 2021, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	20,400,000	$0.06
Granted	125,000	$0.05
Exercised	(2,062,500)	$0.04
Expired	—	$—
Forfeited	(210,000)	$0.07
Outstanding at March 31, 2021	18,252,500	$0.05	5.5	$1,195,500
Exerciseable at March 31, 2021	14,955,000	$0.05	5.0	$992,550

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.12 per share on March 31, 2021, the last trading day of the quarter.

As of March 31, 2021, there was $36,621 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.04 years.

Total stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $37,419 and $51,522 respectively.

During the three months ended March 31, 2021, the Company granted 125,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at one-year anniversary for all grants and expiration at ten year anniversary for all grants. The weighted average exercise price for these options was $0.05 per share. The options have a fair value of $3,280 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.46% to 0.78%, expected dividend yield rate of 0%, expected volatility of 52.52% to 55.63% and an expected life between 5.5 and 7.5 years.

In January 2021, 2,062,500 qualified stock options were exercised under a cashless exercise. The company withheld 263,393 shares to satisfy the exercise price and issued 1,799,107 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2021.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 195,804 fully vested shares of common stock to its Chief Executive Officer in February 2021 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.143 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $14,198, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2020, which was $0.12 per share. The Company withheld 77,489 shares of common stock to satisfy payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2021 totaled 118,315.

Warrants

In January 2021, all 30,000,000 Class O Warrants and 13,025,000 Class M Warrants were exercised under a cashless exercise. The Company withheld 10,403,591 shares to satisfy the exercise price and issued 32,621,409 shares of common stock.

Warrants outstanding at March 31, 2021, included 4,140,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022 and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

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

Preferred Stock

At March 31, 2021, there were 850 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $850,000. The shares of Series B Preferred Stock are also convertible into 425,000 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At March 31, 2021, there were 4,188 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

In March 2021, 25 shares of the Series C Preferred Stock were converted to 25,000 shares of common stock at the request of the holder.

During the three months ended March 31, 2021 and 2020 dividends paid to holders of the Series C Preferred Stock totaled $254,280 and $251,280, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2021 and 2020 the Company issued 1,398,200 and 3,408,000 shares of common stock, respectively, in lieu of a dividend payment of $207,480 and $204,480, respectively. The remaining $46,800 of dividend payable was settled with cash.

(7) Debt

In March 2021, one of the Company’s subsidiaries, RadQual, entered into a promissory note for the purchase of equipment. The note totaled $101,250, bears interest at 5%, is secured by equipment, and is due March 2023.

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged.

At March 31, 2021, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $219,234. Interest expense recorded for the three months ended March 31, 2021, was $7,500.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At March 31, 2021, accrued interest on the 2018 Promissory Note totaled $21,170.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,100,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 with no interest charge. At March 31, 2021 balance on this refund is $308,570 and is included in short-term notes payable.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At March 31, 2021 accrued interest on the 2019 Promissory Note totaled $49,131.

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

Sales of our most predominant radiochemical products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon radiochemical sales until material can be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $830,683.

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

On May 2, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source and Company equipment. The Company has reviewed the results of the DOE investigation into this event and has implemented appropriate corrective actions. Beginning in August 2019, the DOE assumed full control of the cleanup operations and assumed all the financial obligations associated with the contractors hired to carry out all of the facility recovery operations. On January 5, 2021, the Company was notified by the DOE that they have been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, the Company received payment in full for its claim with the DOE for recovery of certain expenses incurred for this event. The Company recognized Other Income of approximately $112,000 in the three months ended March 31, 2021 for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. The Company used these funds to pay all outstanding subcontractors and reimburse their insurance company for payments they previous paid the Company for this matter. The Company is actively pursuing a final settlement with its insurance company regarding this claim as of the date of this filing.

The Company’s corrective actions for this event included termination of all field service activities and removal of these activities from the Company’s NRC license. The Company believes that the loss in revenue resulting from suspension of radiological field service work will be compensated for by increased revenues in the Company’s remaining business segments.

(9) Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$541,715	$119,462	$661,177	33%	$668,591	$86,630	$755,221	32%
Cobalt Products	118,373	—	118,373	6%	305,620	—	305,620	13%
Nuclear Medicine Products	952,599	176,560	1,129,159	57%	867,604	174,520	1,042,124	45%
Radiological Services	61,790	—	61,790	3%	72,321	—	72,321	3%
Fluorine Products	22,013	—	22,013	1%	160,500	—	160,500	7%
	$1,696,490	$296,022	$1,992,512	100%	$2,074,636	$261,150	$2,335,786	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2021, the Company reported current unearned revenue of $1,229,193. For the period ended December 31, 2020, the Company reported current unearned revenue of $1,160,274. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2021, and December 31, 2020, accounts receivable totaled $1,094,123 and $796,128, respectively.  For the three months ended March 31, 2021, the Company did not incur material impairment losses with respect to its receivables.

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

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$62,214	$68,400
Short-term operating lease costs	2,258	8,876
Financing lease expense:
Amortization of right-of-use assets	1,503	577
Interest on lease liabilities	531	222
Total financing lease expense	2,034	799
Total lease expense	$66,506	$78,075

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,603	$2,649,070
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	13.8	14.8
Weighted-average remaining lease term (years) - financing leases	2.8	4.7
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.80%	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating	Financing
2021 (excluding the three-months ended March 31, 2021)	$196,549	$7,230
2022	285,159	9,641
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	—
Thereafter	2,599,409	—
Total minimum operating lease obligations	3,942,441	25,681
Less-amounts representing interest	(1,388,783)	(2,887)
Present value of minimum operating lease obligations	2,553,658	22,794
Current maturities	(96,816)	(7,968)
Lease obligations, net of current maturities	$2,456,842	$14,826

(11)        Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2021	2020
Radiochemical Products	$661,177	$755,221
Cobalt Products	118,373	305,620
Nuclear Medicine Standards	1,129,159	1,042,124
Radiological Services	61,790	72,321
Fluorine Products	22,013	160,500
Total Segments	1,992,512	2,335,786
Corporate revenue	—	—
Total Consolidated	$1,992,512	$2,335,786

	Three months ended March 31,
Depreciation and Amortization	2021	2020
Radiochemical Products	$79,547	$10,354
Cobalt Products	13,639	8,761
Nuclear Medicine Standards	16,370	15,989
Radiological Services	252	8,636
Fluorine Products	26,095	26,095
Total Segments	135,903	69,835
Corporate depreciation and amortization	4,299	4,782
Total Consolidated	$140,202	$74,617

	Three months ended March 31,
Segment Income (Loss)	2021	2020
Radiochemical Products	$4,425	$5,619
Cobalt Products	(30,097)	123,796
Nuclear Medicine Standards	210,911	185,301
Radiological Services	52,407	(14,929)
Fluorine Products	(33,514)	122,870
Total Segments	204,132	422,657
Corporate loss	(805,284)	(845,151)
Net Income (Loss)	$(601,152)	$(422,494)

	Three months ended March 31,
Expenditures for Segment Assets	2021	2020
Radiochemical Products	$3,103	$—
Cobalt Products	16,592	—
Nuclear Medicine Standards	135,000	—
Radiological Services	—	—
Fluorine Products	4,060	1,565
Total Segments	158,755	1,565
Corporate purchases	—	—
Total Consolidated	$158,755	$1,565

	March 31,	December 31,
Segment Assets	2021	2020
Radiochemical Products	$3,007,946	$2,916,442
Cobalt Products	724,988	743,127
Nuclear Medicine Standards	2,326,975	2,052,220
Radiological Services	14,937	60,696
Fluorine Products	5,346,138	5,371,506
Total Segments	11,420,984	11,143,991
Corporate assets	4,543,801	5,952,758
Total Consolidated	$15,964,785	$17,096,749

(12) Subsequent Events

In April 2021, the Company entered into a promissory note agreement with two of its major shareholders, pursuant to which it borrowed $250,000 (the 2021 Promissory Note). The 2021 Promissory Note is secured and bears interest at 6% per annum and is due December 2022. According to the terms of the 2021 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements.  In particular, statements regarding impact of the COVID-19 outbreak on our business, financial condition, operating results and liquidity, the future prospects of our business segments, future cash flow from operations, the Company’s ability to achieve profitability, the business prospects and growth projection for our business segments, and the status of our proposed uranium de-conversion facility, are forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 30, 2021 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

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

Our business consists of the following five business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging. These sources are used for indication of patient positioning for SPECT imaging, SPECT and PET camera operational testing, and calibration of dose measurement equipment commonly used in the practice of nuclear pharmacy. Revenue from nuclear medicine products includes consolidated sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute our products, as well as consolidated sales from RadQual, pursuant to the change in RadQual’s ownership in August 2017, as discussed above. Our nuclear medicine standards products include a host of specially designed items used in the nuclear medicine industry. In addition to the manufacture of these products, we have developed a complete line of specialty packaging for the safe transport and handling of these products.

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that can provide all these unique services. There has been a significant increase in regulation by the Nuclear Regulatory Commission (NRC) in recent years that has created a significant barrier to new entrants into this market. The Company has a contract in place with the U.S. Department of Energy (DOE) for the production of high specific activity cobalt in the Advanced Test Reactor (ATR) in Idaho. This agreement will be in effect until October 2024.

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

Radiological Services. Our Radiological Services segment consisted of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. The Company has suspended all of its field service activities and is in the process of terminating most gemstone processing. The Company will continue to perform some limited testing services of various gemstones for exempt distribution. The Company believes that eliminating work in the Radiological Services segment will allow the Company to better focus upon our core business segments and our new products pipeline. We believe that the loss in revenue resulting from wrapping up of radiological field service work will be more than offset by increased revenues in our remaining business segments.

COVID-19 UPDATE

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during the three months ended March 31, 2020.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  The decrease in sales for the three months ended March 31, 2020 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. The sale of radiochemical products increased during the three month period, however, we believe the increase in revenue would have been greater were it not for the negative impact of COVID-19.

Starting in June 2020, we saw our sales through RadQual substantially recover from the impact of the COVID-19 pandemic. We believe that many of the medical procedures had been delayed, not canceled, and there was a pent-up demand for these products. Revenue within our nuclear medicine calibration standards segment for the three months ended March 31, 2021 increased approximately 8% compared to the same period in 2020. We will also continue to work towards development of several new products and to further expand our international sales. In addition, we will continue to work with TI Services on marketing strategies to boost customer service and sales of some nuclear medicine imaging and pharmacy products.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue for the three months ended March 31, 2021 was $1,992,512 as compared to $2,335,786 for the same period in 2020, an overall decrease of $343,274, or approximately 15%. This decrease in revenue was largely the result of decreased revenue in our cobalt and radiochemical segments offset by increased revenues in our Nuclear Medicine Standards segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2021 and 2020:

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2021	2020	$ change	% change
Radiochemical Products	$661,177	$755,221	$(94,044)	-12%
Cobalt Products	118,373	305,620	(187,247)	-61%
Nuclear Medicine Standards	1,129,159	1,042,124	87,035	8%
Radiological Services	61,790	72,321	(10,531)	-15%
Fluorine Products	22,013	160,500	(138,487)	-86%
Total Consolidated	$1,992,512	$2,335,786	$(343,274)	-15%

Cost of sales decreased to $831,354 for the three months ended March 31, 2021 from $968,525 for the same period in 2020. This is a decrease of $137,171, or approximately 14%. The decrease in cost of sales in the three-month comparison was primarily due to the decreased sales activity in our radiochemical and cobalt segments, as discussed in detail below. Gross profit for the three months ended March 31, 2021 was $1,161,158, compared to $1,367,261 for the same period in 2020. This represents a decrease in gross profit of $206,103, or approximately 15%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2021 and 2020:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2021	2021	2020	2020
Total Sales	$1,992,512		$2,335,786
Cost of Sales
Radiochemical Products	$305,484	15%	$409,595	18%
Cobalt Products	43,253	2%	64,439	3%
Nuclear Medicine Standards	482,272	24%	472,774	20%
Radiological Services	345	1%	21,717	1%
Fluorine Products	—	—	—	—
Total Segments	831,354	42%	968,525	42%

Gross Profit	$1,161,158		$1,367,261
Gross Profit %	58%		58%

Operating expense increased approximately 2% to $1,611,686 for the three months ended March 31, 2021, from $1,576,571 for the same period in 2020. This increase of $35,115, is primarily due to an approximate 15% increase in General, Administrative and Consulting costs partially offset by a 10% decrease in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased license and permits costs incurred during the three months ended March 31, 2021, as compared to the same period in 2020. The decrease in Salaries and Contract Labor was a result of decrease in staff. Research and Development costs decreased to $37,237, for the three months ended March 31, 2021, as compared to $46,928, for the same period in 2020. This is a decrease of $9,691, or approximately 21%. This decrease is due to reduced costs due to product development during the three months ended March 31, 2021, as compared to the same period in 2020.

The following table presents a comparison of total operating expense for the three months ended March 31, 2021 and 2020:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2021	2020	% change	$ change
Salaries and Contract Labor	$668,520	$741,205	-10%	$(72,685)
General, Administrative and Consulting	905,929	788,438	15%	117,491
Research and Development	37,237	46,928	-21%	(9,691)
Total operating expenses	$1,611,686	$1,576,571	2%	$35,115

Other income was $143,120 for the three months ended March 31, 2021, as compared to $23,818 for the same period in 2020. This is an increase of $119,302, or approximately 501%. This increase is a result of an approximate $112,000 of cost recovery for our claim for the 2019 exposure event in the state of Washington. See Note 8 “Contingencies” to our unaudited consolidated financial statements in this Quarterly Report for additional information.

Interest expense for the three months ended March 31, 2021 was $198,291, compared to $194,880 for the same period in 2020. This is an increase of $3,411, or approximately 2%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2021, we accrued dividends payable of $63,195, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $32,834 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. Additionally, non-cash interest expense in the amount of $67,419 for the issuance of warrants in conjunction with the 2019 Promissory Note was recorded for the three months ended March 31, 2021. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended March 31, 2021, was $601,152, compared to net loss of $422,494, for the same period in 2020. This is an increase in loss of $178,658 and is the result of the reduction in revenue in our radiochemical and cobalt product segments and the increase in operating expense from licenses and permits for the three months ended March 31, 2021, as compared to the same period in 2020.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended March 31, 2021 was $661,177, compared to $755,221 for the same period in 2020. This is a decrease of $94,044, or approximately 12%. The decrease is primarily the result disrupted supply of iodine I-131 material during the three months ended March 31, 2021. Our main iodine supplier required a temporary two-month shutdown for reactor maintenance during the period. In March 2021, the supplier returned to full production, and our full supply of material has been restored.

Gross profit of radiochemical products for the three months ended March 31, 2021 was $355,693, compared to $345,626, for the same period in 2020, and gross profit percentages were approximately 54% and 46% for the three months ended March 31, 2021 and 2020, respectively. This increased gross profit percentage is a result of sales of our new generic sodium iodine I-131 drug product, which carries a higher gross margin, and continued improvements of utilization of raw materials. Cost of sales for radiochemical products decreased to $305,484 for the three months ended March 31, 2021, as compared to $409,595 for the same period in 2020. This is a decrease of $104,111, or approximately 25%, and was primarily the result of decreased sales of product. Operating expense for this segment increased to $351,268 for the three months ended March 31, 2021, compared to $340,007 for the same period in 2020. This increase in operating expense of $11,261, or approximately 3%, was primarily due to increased costs for license and permits partially offset by decreased costs for support labor. This segment reported net income of $4,425 for the three months ended March 31, 2020, as compared to net income of $5,619 for the same period in 2020. The decrease in net income of $1,194 or approximately 21%, is primarily the result of the increase in operating expenses.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended March 31, 2021 was $118,373, compared to $305,620, for the same period in 2020. This represents a decrease of $187,247, or approximately 61%. The decrease was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at somewhat random times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Our cobalt sealed source manufacturing is also largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR). In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in 2020. However, the material had lower than expected activity and further receipt of material has been delayed until about June 2021. Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. In addition, we have begun to supply cobalt to periodically supply material to customers who previously paid for the material under supply agreements entered into with us in 2015. As we have supplied this material to our customers, we have recognized the sales on our statement of operations.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our consolidated balance sheet.

Cost of sales for the three months ended March 31, 2021, was $43,253, as compared to $64,439, for the same period in 2020. Gross profit for cobalt products for the three months ended March 31, 2021 was $75,120 compared to $241,181 for the same period in 2020. This is a decrease of $166,061, or approximately 69% and is primarily attributable to our decrease in source manufacturing for the three months ended March 31, 2021, as compared to the same period in 2020. Our gross profit percentages were approximately 63% and 79% for the three-month periods ended March 31, 2021 and 2020, respectively. The decrease in the gross profit percentage for the three months ended March 31, 2021 is primarily due to increased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $105,217 for the three months ended March 31, 2021, from $117,385 for the same period in 2020. This is a decrease of $12,168, or approximately 10%. This decrease in operating expenses for the three months ended March 31, 2021 is due to increased equipment expenses and labor expenses. Our net loss for cobalt products was $30,097 for the three months ended March 31, 2021, as compared to a net income of $123,796 for the same period in 2020. The decrease in net income of $153,893, or approximately 124%, was attributable to the decreased revenue from cobalt sealed source manufacturing during the period.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended March 31, 2021, was $1,129,159, compared to $1,042,124 for the same period in 2020. This represents an increase in revenue of $87,035, or approximately 8%. The increase in sales for the period ended March 31, 2021 was due increased demand of Nuclear Medicine imaging products and a return to more normal sales activity following a decline in adverse COVID-19 impact upon our customers and clinics.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2021, was $482,272, as compared to $472,774 for the same period in 2020. The increase in cost of sales in the period-to-period comparison of $9,498, or 2%, was due to increased sales for the three-month period ended March 31, 2021, as compared to the same period in 2020. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2021 was $646,887 compared to $569,350 for the same period in 2020. This is an increase in gross profit of $77,537, or approximately 14%. The increase in gross profit in the period-to-period comparison is primarily the result of the increased sales.

Operating expense for this segment for the three months ended March 31, 2021 increased to $435,976, from $384,049 for the same period in 2020. This is an increase of $51,927, or approximately 14%, and is the result of increased non-controlling member interest expense as compared to the same period in 2020. Operating expense includes consolidated net operating expense reported for RadQual of $143,909 and non-controlling member interest expense of $88,831, for the three months ended March 31, 2021, as compared to $164,943 of net operating expense and non-controlling member interest expense of $42,434 for the same period in 2020. Net operating expense included for TI Services was $28,763 for the three months ended March 31, 2021, and $31,162 for the same period in 2020. TI Services non-controlling interest included was $6,655 for the three-month period ended March 31, 2021, as compared to $2,021 for the same period in 2020. Net income for this segment for the three months ended March 31, 2021 was $210,911, compared to $185,301 for the same period in 2020. This is an increase in net income of $25,610, or approximately 14% and is primarily the result of increased revenue.

Radiological Services. Revenue from all radiological services for the three months ended March 31, 2021 was $61,790, compared to $72,321, for the same period in 2020, a decrease of $10,531 or approximately 15%. The decrease in the revenue for the period comparison is the result of decreased gemstone processing activity.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source and Company equipment. We have reviewed the results of the DOE investigation into this event and has implemented appropriate corrective actions. Beginning in August 2019, the DOE assumed full control of the cleanup operations and assumed all the financial obligations associated with the contractors hired to carry out all remaining facility recovery operations. On January 5, 2021, we were notified by the DOE that we have been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, we received payment in full for our claim with the DOE for recovery of certain expenses incurred for this event. We recognized Other Income of approximately $112,000 in the three months ended March 31, 2021 for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. These funds were used to pay all outstanding subcontractors and reimburse our insurance company for payments they previous paid us for this matter. We are actively pursuing a final settlement with its insurance company regarding this claim as of the date of this filing.

In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue through about the middle of 2021 and the Company will see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

Cost of sales for the three months ended March 31, 2021, was $345, as compared to $21,717, for the same period in 2020. Gross profit for this segment for the three months ended March 31, 2021 was $61,445, compared to $50,605, reported for the same period in 2020. The increase in gross profit of $10,840, or approximately 21%, is the result of decreased costs for gemstone processing for the three months ended March 31, 2021, as compared to the same period in 2020. Operating expense for the three months ended March 31, 2021 was $9,038 as compared to $65,534, reported for the same period in 2020. This decrease of $56,496, or approximately 86%, is the result of decreased activity in the segment.

Net income for this segment for the three months ended March 31, 2021 was $52,407, compared to net loss of $14,929, for the same period in 2020. This is an increase in net income of $67,336, and is the result in the increase in gross profit and decreased operating expenses for the same period in 2020.

Fluorine Products. Revenues for our fluorine products segment were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. Revenue for this agreement for the three months ended March 31, 2021 were $22,013, compared to $160,500, for the same period in 2020, a decrease of $138,487 or approximately 86%. This decrease is a result of the main portion of our services agreement being performed in 2020.

During the three months ended March 31, 2021, we incurred $55,527 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $37,630 for the same three-month period in 2020. This is an increase of 48% in the period-to-period comparison and is the result of increased professional services cost.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, we had cash and cash equivalents of $414,226 as compared to $1,113,032 at December 31, 2020. This is a decrease of $698,806 or approximately 63%. For the three months ended March 31, 2021, net cash used in operating activities was $293,296 and for the three months ended March 31, 2020, net cash used in operating activities was $88,240. The increase in cash used in operating activities and decrease in cash and cash equivalents at period end in the period-to-period comparison is the result of increased net loss and decreased accounts payable.

Inventories at March 31, 2021 totaled $826,390, and inventories at December 31, 2020 totaled $837,787. A significant amount of our inventory consists of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. At March 31, 2021, this raw cobalt material inventory at the ATR accounted for approximately 46% of our work-in-process inventory. At December 31, 2020, this in-process raw material inventory accounted for approximately 46% of our work in process inventory.

Cash used in investing activities was $158,755 for the three months ended March 31, 2021, and cash used in investing activities was $1,565 for the same period in 2020. The cash used in the three months ended March 31, 2021 was for the purchase of equipment.

Financing activities used cash of $54,732, during the three months ended March 31, 2021, and cash provided by financing activities for the same period in 2020 was $85,361. During the three months ended March 31, 2021, cash paid for interest was $50,128 and during the same three-month period in 2020, cash paid for interest was $60,205. Additionally, during the three months ended March 31, 2021, we received $4,478 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $6,666 for the same period in 2020.

In February 2021, the Company paid its third annual dividend on the Series C Preferred Stock. Dividends payable totaled $254,280. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 1,398,200 shares of common stock in lieu of a dividend payment of $205,980. The remaining $46,800 of dividend payable was settled with cash.

Total decrease in cash for the three-month period ended March 31, 2021, was $506,783 compared to a cash decrease of $4,444 for the same period in 2020.

We expect that cash from operations, cash raised via equity financing, and our current cash balance will be sufficient to fund operations for the next twelve months. Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic.

At March 31, 2021, there were 7,065,000 outstanding warrants to purchase our common stock. Included in this number are 4,140,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L warrants to purchases shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. At March 31, 2021, accrued interest payable on the 2013 Promissory Note totaled 219,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At March 31, 2021, accrued interest on the 2018 Promissory Note totaled $21,170.

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we had borrowed $675,000 under the 2019 promissory note. In February 2020, we borrowed an additional $325,000. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The Class O Warrants were exercisable at an exercise price of $0.045 per share and had a term of five years. In January 2021, all 30,000,000 Class O Warrants were exercised. At March 31, 2021, accrued interest on the 2019 Promissory Note totaled $49,131.

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

As of March 31, 2021, we used the entire loan proceeds to fund qualifying expenses. As a result, we believe that we have met the PPP eligibility criteria for forgiveness and have concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, we previously recognized the entire loan amount as Other Income.

We do not anticipate taking any action that would cause any portion of the loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months. We have applied for forgiveness for the entire portion of the loan and are awaiting determination as of the date of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

From time-to-time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal matters is found in Note 8, “Commitments and Contingencies”, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer

