Form 10-Q
period 2021-06-30
INTERNATIONAL ISOTOPES INC
filed 2021-08-16
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 8, 2021, the number of shares of common stock, $0.01 par value, outstanding was 501,003,705.

1

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended June 30, 2021

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$517,506	$1,113,032
Accounts receivable	1,068,550	796,128
Inventories	668,781	837,787
Prepaids and other current assets	148,779	1,247,430
Total current assets	2,403,616	3,994,377

Long-term assets
Restricted cash	830,725	638,660
Property, plant and equipment, net	4,346,063	4,489,551
Capitalized lease disposal costs, net	256,059	—
Financing lease right-of-use asset	21,637	24,642
Operating lease right-of-use asset	2,486,142	2,539,580
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,081,249	4,025,684
Total long-term assets	13,406,130	13,102,372
Total assets	$15,809,746	$17,096,749

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,225,050	$2,115,348
Accrued liabilities	923,098	1,204,672
Unearned revenue	990,886	1,160,274
Current portion of operating lease right-of-use liability	105,593	86,494
Current portion of financing lease liability	8,155	7,786
Current portion of related party notes payable, net of debt discount	613,295	606,589
Current installments of notes payable	221,317	480,889
Current portion of mandatorily redeemable preferred stock, net of debt discount	4,778,339	—
Total current liabilities	8,865,733	5,662,052

Long-term liabilities
Related party notes payable, net of current portion and debt discount	865,603	487,470
Notes payable, net of current portion	88,560	57,202
Asset retirement obligation	867,956	588,105
Financing lease liability, net of current portion	12,716	16,888
Operating lease right-of-use liability, net of current portion	2,426,354	2,484,359
Mandatorily redeemable convertible preferred stock, net of current portion and discount	—	4,913,421
Total long-term liabilities	4,261,189	8,547,445
Total liabilities	13,126,922	14,209,497

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 460,830,469 and 424,344,298 shares issued and outstanding respectively	4,608,305	4,243,443
Additional paid in capital	122,292,543	122,191,837
Accumulated deficit	(126,644,273)	(125,861,734)
Equity attributable to International Isotopes Inc. stockholders	256,575	573,546
Equity attributable to noncontrolling interest	2,426,249	2,313,706
Total equity	2,682,824	2,887,252
Total liabilities and stockholders' equity	$15,809,746	$17,096,749

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Sale of product	$2,759,896	$2,159,559	$4,752,408	$4,495,345
Cost of product	1,171,968	903,909	2,003,322	1,872,434
Gross profit	1,587,928	1,255,650	2,749,086	2,622,911

Operating costs and expenses
Salaries and contract labor	625,428	736,539	1,293,948	1,477,744
General, administrative and consulting	875,799	573,747	1,781,728	1,362,185
Research and development	71,979	41,465	109,216	88,393
Total operating expenses	1,573,206	1,351,751	3,184,892	2,928,322

Net operating income (loss)	14,722	(96,101)	(435,806)	(305,411)

Other income (expense):
Other income	32,356	559,895	175,476	583,713
Interest income	46	748	81	3,083
Interest expense	(211,456)	(196,344)	(409,747)	(391,224)
Total other (expense) income	(179,054)	364,299	(234,190)	195,572
Net (loss) income	(164,332)	268,198	(669,996)	(109,839)
Less income attributable to noncontrolling interest	17,055	38,870	112,543	83,327

Net (loss) income attributable to International Isotopes Inc.	$(181,387)	$229,328	$(782,539)	$(193,166)

Net loss per common share - basic:	$—	$—	$—	$—

Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic:	460,798,173	423,751,657	457,123,946	422,211,840

Weighted average common shares outstanding - diluted:	460,798,173	432,629,537	457,123,946	422,211,840

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(669,996)	$(109,839)
Adjustments to reconcile net loss to net Cash (used in) provided by operating activities
Depreciation and amortization	287,250	150,969
Accretion of obligation for lease disposal costs	19,136	20,387
Accretion of beneficial conversion feature and discount	199,757	191,933
Equity based compensation	49,093	68,531
Forgiveness of Paycheck Protection Program Loan	—	(495,500)
Right-of-use asset amortization	14,532	14,448
Changes in operating assets and liabilities:
Accounts receivable	(272,422)	(425,334)
Inventories	169,006	992,742
Prepaids and other current assets	1,098,651	657,016
Accounts payable and accrued liabilities	(964,392)	(785,178)
Unearned revenues	(169,388)	135,743
Net cash (used in) provided by operating activities	(238,773)	415,918

Cash flows from investing activities:
Purchase of property, plant and equipment	(191,666)	(1,565)
Net cash used in investing activities	(191,666)	(1,565)

Cash flows from financing activities:
Proceeds from sale of stock	8,995	10,273
Payments on financing lease	(3,803)	(1,556)
Proceeds from the issuance of notes payable	351,250	871,100
Principal payments on notes payable	(329,464)	(1,035,169)
Net cash provided by (used in) financing activities	26,978	(155,352)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(403,461)	259,001
Cash, cash equivalents, and restricted cash at beginning of period	1,751,692	1,210,920
Cash, cash equivalents, and restricted cash at end of period	$1,348,231	$1,469,921

Supplemental disclosure of cash flow activities:
Cash paid for interest	$61,320	$65,536

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$207,480	$204,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$1,603	$2,649,070
Increase in equity and decrease in liability for the conversion of preferred stock	$200,000	$—
Non-cash increase of capitalized ARO for increased funding plan	$260,715	$—
Decrease in operating lease right-of-use asset and right-of-use liability for disposal of old lease	$—	$697,009
Increase in financing lease right-of-use asset and right-of-use liability for new lease	$—	$16,524
Decrease in inventory and decrease in accounts payable for cancellation of DOE contract	$—	$1,132,010
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$—	$247,560

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$517,506	$831,359
Restricted cash included in long-term assets	830,725	638,562
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,348,231	$1,469,921

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2021

(Unaudited)

					Equity
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2021	424,344,298	$4,243,443	$122,191,837	$(125,861,734)	$573,546	$2,313,706	$2,887,252

Shares issued under employee stock purchase plan	211,640	2,117	6,878	—	8,995	—	8,995

Stock grant	118,315	1,183	(1,183)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	1,398,200	13,982	193,498	—	207,480	—	207,480

Shares issued for exercise of employee stock options	1,799,107	17,991	(17,991)	—	—	—	—

Warrant exercise	32,621,409	326,214	(326,214)	—	—	—	—

Conversion of preferred C stock	250,000	2,500	22,500	—	25,000	—	25,000

Conversion of preferred B stock	87,500	875	174,125	—	175,000	—	175,000

Stock based compensation	—	—	49,093	—	49,093	—	49,093

Net (loss) income	—	—	—	(782,539)	(782,539)	112,543	(669,996)
Balance, June 30, 2021	460,830,469	$4,608,305	$122,292,543	$(126,644,273)	$256,575	$2,426,249	$2,682,824

					Equity
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, April 1, 2021	460,636,690	$4,606,367	$122,103,290	$(126,462,886)	$246,771	$2,409,194	$2,655,965

Shares issued under employee stock purchase plan	106,279	1,063	3,454	—	4,517	—	4,517

Conversion of preferred B stock	87,500	875	174,125	—	175,000	—	175,000

Stock based compensation	—	—	11,674	—	11,674	—	11,674

Net (loss) income	—	—	—	(181,387)	(181,387)	17,055	(164,332)
Balance, June 30, 2021	460,830,469	$4,608,305	$122,292,543	$(126,644,273)	$256,575	$2,426,249	$2,682,824

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2020

(Unaudited)

					Deficit
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2020	419,842,256	$4,198,423	$121,680,163	$(128,064,385)	$(2,185,799)	$2,073,649	$(112,150)

Shares issued under employee stock purchase plan	241,707	2,417	7,856	—	10,273	—	10,273

Stock grant	302,125	3,021	(3,021)	—	—	—	—

Stock in lieu of dividends on convertible preferred C	3,408,000	34,080	170,400	—	204,480	—	204,480

Convertible debenture beneficial conversion feature	—	—	102,584	—	102,584	—	102,584

Warrants issued with convertible debenture	—	—	144,976	—	144,976	—	144,976

Stock based compensation	—	—	68,531	—	68,531	—	68,531

Net (loss) income	—	—	—	(193,166)	(193,166)	83,327	(109,839)
Balance, June 30, 2020	423,794,088	$4,237,941	$122,171,489	$(128,257,551)	$(1,848,121)	$2,156,976	$308,855

					Deficit
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, April 1, 2020	423,709,226	$4,237,092	$122,151,722	$(128,486,879)	$(2,098,065)	$2,118,106	$20,041

Shares issued under employee stock purchase plan	84,862	849	2,758	—	3,607	—	3,607

Stock based compensation	—	—	17,009	—	17,009	—	17,009

Net income	—	—	—	229,328	229,328	38,870	268,198
Balance, June 30, 2020	423,794,088	$4,237,941	$122,171,489	$(128,257,551)	$(1,848,121)	$2,156,976	$308,855

See accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(1)      The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services), and the accounts of INIS’s 24.5% interest in RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control and calibration devices, and is headquartered in Idaho Falls, Idaho. In August 2017, affiliates of INIS purchased 75.5% of RadQual and at the time INIS was named as one of the two managing members of RadQual. As a result of this ownership change, INIS has significant influence in management decisions with regard to RadQual’s business operations. In July 2021, INIS purchased the remaining interest in RadQual and now owns 100% of RadQual. INIS, its subsidiaries, TI Services, and RadQual are collectively referred to herein as the “Company,” “we,” “our” or “us.”

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three or six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the six months ended June 30, 2021, the Company reported net loss of $782,539, net of non-controlling interest, and net cash used in operating activities of $238,773. During the six months ended June 30, 2020, the Company reported a net loss of $193,166, net of non-controlling interest, and net cash provided by operating activities of $415,918.

During the six months ended June 30, 2021, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and six months ended June 30, 2021, the Company had 18,252,500 stock options outstanding, 7,065,000 warrants outstanding, 675 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), and 4,188 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the six months ended June 30, 2020, the Company had 24,605,000 stock options outstanding, 50,090,000 warrants outstanding, 850 outstanding shares of Series B Preferred Stock, and 4,213 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the three months ended June 30, 2020, the Company had 14,005,000 stock options outstanding, 20,090,000 warrants outstanding, 850 outstanding shares of Series B redeemable convertible preferred stock, and 4,213 outstanding shares of Series C redeemable convertible preferred stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

The table below shows the calculation of diluted shares:

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	460,798,173	423,751,657	457,123,946	422,211,840

Effects of dilutive shares
Stock Options	—	3,177,880	—	—
Warrants	—	5,700,000	—	—
Weighted average common shares outstanding - diluted	460,798,173	432,629,537	457,123,946	422,211,840

The table below summarizes common stock equivalents outstanding at June 30, 2021 and 2020:

	June 30,
	2021	2020
Stock options	18,252,500	24,605,000
Warrants	7,065,000	50,090,000
Shares of Series B redeemable convertible preferred stock	337,500	425,000
Shares of Series C redeemable convertible preferred stock	41,880,000	42,130,000
	67,535,000	117,250,000

(4)       Investment and Business Consolidation

At June 30, 2021, the Company owned a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. In August 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. The Company’s Chairman of the Board and its Chief Executive Officer also each serve as the managing members of RadQual. As a result of this change in ownership, and other factors, the Company determined that it gained the ability to exercise significant management control over the operations of RadQual. Because of this increased management control, and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements.

(5)       Inventories

Inventories consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw materials	$33,609	$33,609
Work in process	634,060	803,171
Finished goods	1,112	1,007
	$668,781	$837,787

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. During the second quarter and fourth quarter of 2020, the Company modified its agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. At June 30, 2021, and at December 31, 2020, this cobalt target inventory had a carrying value of $0 and $383,312, respectively.

The Company has contracted with several customers for the sale of some of this product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $157,890 and $22,000, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts. For the three-months ended June 30, 2021 and 2020, the Company recognized approximately $150,090 and $11,500, respectively of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the six months ended June 30, 2021 and 2020, the Company issued 211,640 and 241,707 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $8,995 and $10,273, respectively. As of June 30, 2021, 2,888,271 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At June 30, 2021, there were 37,204,004 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of June 30, 2021, and changes during the six months ended June 30, 2021, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	20,400,000	$0.06
Granted	125,000	$0.05
Exercised	(2,062,500)	$0.04
Expired	—	$—
Forfeited	(210,000)	$0.07
Outstanding at June 30, 2021	18,252,500	$0.05	5.3	$1,560,550
Exercisable at June 30, 2021	15,379,500	$0.05	4.9	$1,324,930

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.14 per share on June 30, 2021, the last trading day of the quarter.

As of June 30, 2021, there was $29,693 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.98 years.

Total stock-based compensation expense for the six months ended June 30, 2021 and 2020 was $49,093 and $68,531 respectively. Total stock-based compensation expense for the three-months ended June 30, 2021 and 2020 was $11,674 and $17,009, respectively.

During the six months ended June 30, 2021, the Company granted 125,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at one-year anniversary for all grants and expiration at the ten year anniversary for all grants. The weighted average exercise price for these options was $0.05 per share. The options have a fair value of $3,280 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.46% to 0.78%, expected dividend yield rate of 0%, expected volatility of 52.52% to 55.63% and an expected life between 5.5 and 7.5 years.

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

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 195,804 fully vested shares of common stock to its Chief Executive Officer in February 2021 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.143 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $14,198, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2021, which was $0.12 per share. The Company withheld 77,489 shares of common stock to satisfy payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2021 totaled 118,315.

Warrants

In January 2021, all 30,000,000 Class O Warrants and 13,025,000 Class M Warrants were exercised under a cashless exercise. The Company withheld 10,403,591 shares to satisfy the exercise price and issued 32,621,409 shares of common stock.

Warrants outstanding at June 30, 2021, included 4,140,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022 and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

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

Preferred Stock

At June 30, 2021, there were 675 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $675,000. The shares of Series B Preferred Stock are also convertible into 337,500 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At June 30, 2021, there were 4,188 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

In March 2021, 25 shares of the Series C Preferred Stock were converted to 250,000 shares of common stock at the request of the holder.

In April 2021, 175 shares of the Series B Preferred Stock were converted to 87,500 shares of common stock at the request of the holder.

During the six months ended June 30, 2021 and 2020 dividends paid to holders of the Series C Preferred Stock totaled $254,280 and $251,280, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the six months ended June 30, 2021 and 2020 the Company issued 1,398,200 and 3,408,000 shares of common stock, respectively, in lieu of a dividend payment of $207,480 and $204,480, respectively. The remaining $46,800 of dividend payable was settled with cash.

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

At June 30, 2021, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $226,734. Interest expense recorded for the six months ended June 30, 2021, was $15,000.

In April 2018, the Company borrowed $120,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At June 30, 2021, accrued interest on the 2018 Promissory Note totaled $22,970.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,100,000, of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 with no interest charge. At June 30, 2021 balance on this refund is $154,282 and is included in short-term notes payable.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At June 30, 2021 accrued interest on the 2019 Promissory Note totaled $59,131.

In March 2021, one of the Company’s subsidiaries, RadQual, entered into a promissory note (the March 2021 Promissory Note) for the purchase of equipment. The principal amount under the March 2021 Promissory Note totals $101,250, bears interest at 5%, is secured by equipment, and is due March 2023.

In April 2021, the Company borrowed $250,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the April 2021 Promissory Note). The April 2021 Promissory Note bears an interest rate of 6% annually and is due December 31, 2022. At any time, the holder of the April 2021 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based at the price of $0.11 per share. .At June 30, 2021 accrued interest on the April 2021 Promissory Note totaled $3,250.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $830,725.

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

On May 2, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source and Company equipment. The Company has reviewed the results of the DOE investigation into this event and has implemented appropriate corrective actions. Beginning in August 2019, the DOE assumed full control of the cleanup operations and assumed all the financial obligations associated with the contractors hired to carry out all of the facility recovery operations. On January 5, 2021, the Company was notified by the DOE that they have been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, the Company received payment in full for its claim with the DOE for recovery of certain expenses incurred for this event. The Company recognized Other Income of approximately $112,000 in the six months ended June 30, 2021 for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. The Company used these funds to pay all outstanding subcontractors and reimburse their insurance company for payments they previous paid the Company for this matter. The Company is actively pursuing a final settlement with its insurance company regarding this claim as of the date of this filing.

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

(9)         Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,091,114	$137,095	$1,228,209	45%	$988,952	$124,101	$1,113,053	40%
Cobalt Products	562,744	14,250	576,994	21%	217,433	7,233	224,666	8%
Nuclear Medicine Products	699,384	186,344	885,728	32%	592,170	185,703	777,873	28%
Radiological Services	68,965	—	68,965	2%	43,967	—	43,967	2%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,422,206	$337,689	$2,759,896	100%	$1,842,522	$317,037	$2,159,559	78%

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,637,924	$251,462	$1,889,386	40%	$1,657,543	$210,731	$1,868,274	39%
Cobalt Products	676,023	19,344	695,367	15%	522,428	7,858	530,286	11%
Nuclear Medicine Products	1,581,450	433,437	2,014,887	42%	1,459,773	360,224	1,819,997	38%
Radiological Services	130,755	—	130,755	3%	116,288	—	116,288	2%
Fluorine Products	22,013	—	22,013	0%	160,500	—	160,500	3%
	$4,048,165	$704,243	$4,752,408	100%	$3,916,532	$578,813	$4,495,345	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the six months ended June 30, 2021, the Company reported current unearned revenue of $990,886. For the period ended December 31, 2020, the Company reported current unearned revenue of $1,160,274. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of June 30, 2021, and December 31, 2020, accounts receivable totaled $1,068,550 and $796,128, respectively.  For the six months ended June 30, 2021, the Company did not incur material impairment losses with respect to its receivables.

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

	Six Months Ended June 30,
	2021	2020
Operating lease costs	$126,904	$130,378
Short-term operating lease costs	7,670	19,928
Financing lease expense:
Amortization of right-of-use assets	3,005	2,179
Interest on lease liabilities	1,018	579
Total financing lease expense	4,023	2,758
Total lease expense	$138,597	$153,064

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,603	$2,649,070
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$16,524

Weighted-average remaining lease term (years) - operating leases	13.6	14.6
Weighted-average remaining lease term (years) - financing leases	2.6	3.6
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.76%	8.82%

The future minimum payments under these operating lease agreements are as follows:

	Operating	Financing
2021 (excluding the six months ended June 30, 2021)	$131,858	$4,821
2022	285,159	9,641
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	—
Thereafter	2,599,409	—
Total minimum operating lease obligations	3,877,750	23,272
Less-amounts representing interest	(1,345,803)	(2,401)
Present value of minimum operating lease obligations	2,531,947	20,871
Current maturities	(105,593)	(8,155)
Lease obligations, net of current maturities	$2,426,354	$12,716

(11)        Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2021	2020	2021	2020
Radiochemical Products	$1,228,209	$1,113,053	$1,889,386	$1,868,274
Cobalt Products	576,994	224,666	695,367	530,286
Nuclear Medicine Standards	885,728	777,873	2,014,887	1,819,997
Radiological Services	68,965	43,967	130,755	116,288
Fluorine Products	—	—	22,013	160,500
Total Segments	2,759,896	2,159,559	4,752,408	4,495,345
Corporate revenue	—	—	—	—
Total Consolidated	$2,759,896	$2,159,559	$4,752,408	$4,495,345

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2021	2020	2021	2020
Radiochemical Products	$78,430	$10,354	$157,977	$20,708
Cobalt Products	12,399	8,762	26,038	17,523
Nuclear Medicine Standards	17,868	15,989	34,238	31,978
Radiological Services	252	8,519	504	17,155
Fluorine Products	31,158	30,898	57,253	56,993
Total Segments	140,107	74,522	276,010	144,357
Corporate depreciation and amortization	6,941	(349)	11,240	4,433
Total Consolidated	$147,048	$74,173	$287,250	$148,790

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2021	2020	2021	2020
Radiochemical Products	$404,457	$380,728	$408,882	$386,347
Cobalt Products	208,581	75,874	178,484	199,670
Nuclear Medicine Standards	51,843	117,056	262,754	302,357
Radiological Services	58,242	(13,532)	110,649	(28,461)
Fluorine Products	(31,627)	(36,460)	(65,141)	86,410
Total Segments	691,496	523,666	895,628	946,323
Corporate loss	(872,883)	(294,338)	(1,678,167)	(1,139,489)
Net Income (Loss)	$(181,387)	$229,328	$(782,539)	$(193,166)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2021	2020	2021	2020
Radiochemical Products	$—	$—	$3,103	$—
Cobalt Products	—	—	16,592	—
Nuclear Medicine Standards	32,911	—	167,911	—
Radiological Services	—	—	—	—
Fluorine Products	—	—	4,060	1,565
Total Segments	32,911	—	191,666	1,565
Corporate purchases	—	—	—	—
Total Consolidated	$32,911	$—	$191,666	$1,565

	June 30,	December 31,
Segment Assets	2021	2020
Radiochemical Products	$3,067,625	$2,916,442
Cobalt Products	632,133	743,127
Nuclear Medicine Standards	2,235,779	2,052,220
Radiological Services	15,057	60,696
Fluorine Products	5,312,164	5,371,506
Total Segments	11,262,758	11,143,991
Corporate assets	4,546,988	5,952,758
Total Consolidated	$15,809,746	$17,096,749

(12)         Subsequent Events

On July 8, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with RadQual and the sellers set forth in the Purchase Agreement, which included the Company’s Chairman of the Board, Chief Executive Officer, former Chairman of the Board, and certain other stockholders of the Company (collectively, the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired all of the outstanding membership interests of RadQual not then owned by the Company for an aggregate purchase price of approximately $4.4 million, payable in shares of the Company’s common stock valued at $0.11 per share (determined by the average trading price of the Company’s common stock on the OTC Markets during the 60 trading day period immediately prior to June 2, 2021) (the “RadQual Acquisition”). The Company issued an aggregate of 40,176,236 shares of its common stock to the Sellers as consideration in the RadQual Acquisition. Prior to the RadQual Acquisition, the Company owned approximately 24.5% of the outstanding membership interests of RadQual, and after acquiring all of the remaining membership interests of RadQual, RadQual became a wholly-owned subsidiary of the Company. The RadQual Acquisition closed on July 8, 2021.

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

RADQUAL ACQUISTION

On July 8, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with RadQual and the sellers set forth in the Purchase Agreement, which included the Company’s Chairman of the Board, Chief Executive Officer, former Chairman of the Board, and certain other stockholders of the Company (collectively, the Sellers). Pursuant to the Purchase Agreement, the Company acquired all of the outstanding membership interests of RadQual not then-owned by the Company for an aggregate purchase price of approximately $4.4 million, payable in shares of the Company’s common stock valued at $0.11 per share (determined by the average trading price of the Company’s common stock on the OTC Markets during the 60 trading day period immediately prior to June 2, 2021) (the RadQual Acquisition). The Company issued an aggregate of 40,176,236 shares of its common stock to the Sellers as consideration in the RadQual Acquisition. Prior to the RadQual Acquisition, the Company owned approximately 24.5% of the outstanding membership interests of RadQual, and after acquiring all of the remaining membership interests of RadQual, RadQual became a wholly-owned subsidiary of the Company. The RadQual Acquisition closed on July 8, 2021.

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

COVID-19 UPDATE

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during the six months ended June 30, 2020.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  The decrease in sales for the six months ended June 30, 2020 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. The sale of radiochemical products increased during the six month period, however, we believe the increase in revenue would have been greater were it not for the negative impact of COVID-19.

Starting in June 2020, we saw our sales through RadQual substantially recover from the impact of the COVID-19 pandemic. We have seen little impact on our 2021 sales due to COVID-19. We believe that many of the medical procedures had been delayed, not canceled, and there was a pent-up demand for these products. Revenue within our nuclear medicine calibration standards segment for the six months ended June 30, 2021 increased approximately 11% compared to the same period in 2020. We will also continue to work towards development of several new products and to further expand our international sales. In addition, we will continue to work with TI Services on marketing strategies to boost customer service and sales of some nuclear medicine imaging and pharmacy products.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue for the three months ended June 30, 2021 was $2,759,896 as compared to $2,159,559 for the same period in 2020, an overall increase of $600,337, or approximately 28%. This increase in revenue was largely the result of increased revenue in our Cobalt Products and Nuclear Medicine Standards segments, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended June 30, 2021 and 2020:

	For the three- months ended June 30,	For the three- months ended June 30,
Sale of Product	2021	2020	$ change	% change
Radiochemical Products	$1,228,209	$1,113,053	$115,156	10%
Cobalt Products	576,994	224,666	352,328	157%
Nuclear Medicine Standards	885,728	777,873	107,855	14%
Radiological Services	68,965	43,967	24,998	57%
Fluorine Products	—	—	—	0%
Total Consolidated	$2,759,896	$2,159,559	$600,337	28%

Cost of sales increased to $1,171,968 for the three months ended June 30, 2021 from $903,909 for the same period in 2020. This is an increase of $268,059, or approximately 30%. The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in our Radiochemical, Cobalt, and Nuclear Medicine segments, as discussed in detail below. Gross profit for the three months ended June 30, 2021 was $1,587,928, compared to $1,255,650 for the same period in 2020. This represents an increase in gross profit of $332,278, or approximately 26%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended June 30, 2021 and 2020:

	For the three- months ended June 30,	% of Total Sales	For the three- months ended June 30,	% of Total Sales
	2021	2021	2020	2020
Total Sales	$2,759,896		$2,159,559
Cost of Sales
Radiochemical Products	$487,126	18%	$480,816	22%
Cobalt Products	263,948	10%	79,091	4%
Nuclear Medicine Standards	420,894	15%	332,380	15%
Radiological Services	—	0%	11,622	1%
Fluorine Products	—	0%	—	0%
Total Segments	1,171,968	42%	903,909	42%

Gross Profit	$1,587,928		$1,255,650
Gross Profit %	58%		58%

Operating expense increased approximately 16% to $1,573,206 for the three months ended June 30, 2021, from $1,351,751 for the same period in 2020. This increase of $221,455, is primarily due to an approximate 53% increase in General, Administrative and Consulting Costs. This increase in mainly due to increased costs for licenses and depreciation.

The following table presents a comparison of total operating expense for the three months ended June 30, 2021 and 2020:

	For the three- months ended June 30,	For the three- months ended June 30,
Operating Costs and Expenses:	2021	2020	% change	$ change
Salaries and Contract Labor	$625,428	$736,539	-15%	$(111,111)
General, Administrative and Consulting	875,799	573,747	53%	302,052
Research and Development	71,979	41,465	74%	30,514
Total operating expenses	$1,573,206	$1,351,751	16%	$221,455

Other income was $32,356 for the three months ended June 30, 2021, as compared to Other Income of $559,895 for the same period in 2020. This is a decrease of $527,539. The decrease is due to income from the SBA Loan (as defined below) of $495,500 converted to grant income during the three months ended June 30, 2020. Interest expense for the three months ended June 30, 2021 was $211,456, compared to $196,344 for the same period in 2020. This is an increase of $15,112, or approximately 8%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). For the three months ended June 30, 2021, we accrued dividends payable of $63,195, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $32,084 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. See Note 7 “Debt” to our unaudited condensed consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended June 30, 2021, was ($181,387), compared to net income of $229,328, for the same period in 2020. This is a decrease of income of $410,715 is the result of $495,500 of income from the SBA Loan converted to grant income during the second quarter of 2020.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended June 30, 2021 was $1,228,209, compared to $1,113,053 for the same period in 2020. This is an increase of $115,156, or approximately 10%. The increase is the result of increased sales of our new generic sodium iodide I-131 drug product.

Gross profit of radiochemical products for the three months ended June 30, 2021 was $741,083, compared to $632,237, for the same period in 2020, and gross profit percentages were approximately 60% and 57% for the three months ended June 30, 2021 and 2020, respectively. This increased gross profit percentage is a result of sales of our new generic sodium iodine I-131 drug product and continued improvements of utilization of raw materials. Cost of sales for radiochemical products increased to $487,126 for the three months ended June 30, 2021, as compared to $480,816 for the same period in 2020. This is an increase of $6,310, or approximately 1%, and was the result of increased sales of product. Operating expense for this segment increased to $336,627 for the three months ended June 30, 2021, compared to $251,509 for the same period in 2020. This increase in operating expense of $85,118, or approximately 34%, is primarily due to increased costs for license and depreciation expenses. This segment reported net income of $404,457 for the three months ended June 30, 2021, as compared to net income of $380,728 for the same period in 2020. The increase in net income of $23,728 or approximately 6%, is primarily the result of increased radiochemical product sales but somewhat offset by increased operating expenses during the three months ended June 30, 2020.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended June 30, 2021 was $576,994, compared to $224,666, for the same period in 2020. This represents an increase of $352,328, or approximately 157%. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR). The increased sales in the three months ended June 30, 2021 is due to sales of material received from the ATR during the period.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR throughout the ten-year period. It takes many years to irradiate these cobalt targets to the desired level of activity. Our production calculations indicated we should have anticipated having high specific activity cobalt available for our customers in late 2019. However, extended reactor shutdowns and lower than expected production rates of cobalt-60 in the new design cobalt targets delayed delivery of high specific activity cobalt until May 2021.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our condensed consolidated balance sheet.

Cost of sales for the three months ended June 30, 2021, was $263,948, as compared to $79,091, for the same period in 2020. Gross profit for cobalt products for the three months ended June 30, 2021 was $313,046 compared to $145,575 for the same period in 2020. This is an increase of $167,471, or approximately 115% and is primarily attributable to increased sales for the three months ended June 30, 2021, as compared to the same period in 2020. Operating expense in this segment increased to $104,465 for the three months ended June 30, 2021, from $69,701 for the same period in 2020. This is an increase of $34,764, or approximately 50%. This increase in operating expenses for the three months ended June 30, 2021 is due to increased support labor from increased shipment activity. Our net income for cobalt products was $208,581 for the three months ended June 30, 2021, as compared to a net income of $75,874 for the same period in 2020. The increase in net income of $132,707, or approximately 175%, was attributable to increased sales.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended June 30, 2021, was $885,728, compared to $777,873 for the same period in 2020. This represents an increase in revenue of $107,855, or approximately 14%. As discussed above, due to a change in the member ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated. The increase in sales for the period ended June 30, 2021 was due to increased order activity as recovery from the Covid-19 pandemic continues.

Cost of sales for our nuclear medicine standards segment for the three months ended June 30, 2021, was $420,894, as compared to $332,380 for the same period in 2020. The increase in cost of sales in the period-to-period comparison of $88,514, or 27%, is due to increased sales for the three-month period ended June, 2021, as compared to the same period in 2020. Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2021 was $464,834 compared to $445,493 for the same period in 2020. This is an increase in gross profit of $19,341, or approximately 4%. The increase in gross profit in the period-to-period comparison is primarily the result of the increased sales. Our gross profit percentages were approximately 52% and 57% for the three-month periods ended June 30, 2021 and 2020, respectively. The decrease in the gross profit percentage for the three months ended June 30, 2021 is primarily due to increased raw material cost.

Operating expense for this segment for the three months ended June 30, 2021 increased to $412,992, from $328,437 for the same period in 2020. This is an increase of $84,555, or approximately 26%, and is the result of increased expenses for production supplies, support labor expenses, and operating expenses related to RadQual as compared to the same period in 2020. Operating expense includes consolidated net operating expense reported for RadQual of $174,113 and non-controlling member interest expense of $20,121, for the three months ended June 30, 2021, as compared to $126,367 of net operating expense and non-controlling member interest expense of $39,789 for the same period in 2020. Net operating expense included for TI Services was $29,522 for the three months ended June 30, 2021, and $23,381 for the same period in 2020. TI Services non-controlling interest included was ($3,066) for the three-month period ended June 30, 2021, as compared to ($919) for the same period in 2020. Net income for this segment for the three months ended June 30, 2021 was $51,843, compared to $117,056 for the same period in 2020. This is a decrease in net income of $65,213, or approximately 56% and is primarily the result of increased operating expenses partially offset by increased gross profit.

Radiological Services. Revenue from all radiological services for the three months ended June 30, 2021 was $68,964, compared to $43,967, for the same period in 2020, an increase of $24,997 or approximately 57%. The increase in the revenue for the period comparison is the result of increased gemstone processing activity from the wrapping up of this contract work.

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

In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service will continue throughout 2021 and the Company expects to see a steady decline in revenue from this service as production is wrapped up. We plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

Cost of sales for the three months ended June 30, 2021, was $0, as compared to $11,622, for the same period in 2020. Gross profit for this segment for the three months ended June 30, 2021 was $68,965, compared to $32,345, reported for the same period in 2020. The increase in gross profit of $36,619, or approximately 113%, is the result of decreased costs for gemstone processing for the three months ended June 30, 2021, as compared to the same period in 2020. We expect our costs of sales to continue to be very low going forward. Operating expense for the three months ended June 30, 2021 was $10,723 as compared to $45,877, reported for the same period in 2020. This decrease of $35,154, or approximately 77%, is the result of decreased sales and activity within the business segment.

Net income for this segment for the three months ended June 30, 2021 was $58,242, compared to net loss of $13,532, for the same period in 2020. This is an increase in net income of $71,774 is the result increase in gross profit and decreased operating expenses for the same period in 2020.

Fluorine Products. There was no revenue to report from the fluorine products segment for the three months ended June 30, 2021, or for the same period in 2020. During the three months ended June 30, 2021, we incurred $31,626 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $36,460 for the same three-month period in 2020. This is a decrease of 13% in the period-to-period comparison.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue for the six-month period ended June 30, 2021 was $4,752,408, as compared to $4,495,345 for the same period in 2020, an increase of $257,063, or approximately 6%. The performance of all our business segments for the six-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the six months ended June 30, 2021 and June 30, 2020:

	For the six- months ended June 30,	For the six- months ended June 30,
Sale of Product	2021	2020	$ change	% change
Radiochemical Products	$1,889,386	$1,868,274	$21,112	1%
Cobalt Products	695,367	530,286	165,081	31%
Nuclear Medicine Standards	2,014,887	1,819,997	194,890	11%
Radiological Services	130,755	116,288	14,467	12%
Fluorine Products	22,013	160,500	(138,487)	-86%
Total Consolidated	$4,752,408	$4,495,345	$257,063	6%

Gross profit for the six-month period ended June 30, 2021 was $2,749,086, compared to $2,622,911, for the same period in 2020. This represents an increase of $126,175 or approximately 5%.

The following table presents cost of sales and gross profit data for each of our business segments for the six months ended June 30, 2021 and 2020:

	For the six- months ended June 30,	% of Total Sales	For the six- months ended June 30,	% of Total Sales
	2021	2021	2020	2020
Total Sales	$4,752,408		$4,495,345
Cost of Sales
Radiochemical Products	$792,609	17%	$890,411	20%
Cobalt Products	307,201	6%	143,530	3%
Nuclear Medicine Standards	903,166	19%	805,154	18%
Radiological Services	346	0%	33,339	1%
Fluorine Products	—	0%	—	0%
Total Segments	2,003,322	42%	1,872,434	42%

Gross Profit	$2,749,086		$2,622,911
Gross Profit %	58%		58%

Operating expenses were $3,184,892 for the six-month period ended June 30, 2021, compared to $2,928,322 for the same period in 2020. This represents an increase of $256,570, or approximately 9%. This increase is primarily due to an approximate 31% increase in General, Administrative and Consulting costs that is a result of increased license and permits costs incurred during the six months ended June 30, 2021, as compared to the same period in 2020. Research and Development costs increased to $109,216, for the six months ended June 30, 2021, as compared to $88,393, for the same period in 2020. This is an increase of $20,823, or approximately 24% and is primarily the result of an increase in expenditures for product development in several of our business segments for the six months ended June 30, 2021, as compared to the same period in 2020.

The following table shows total operating expenses for the six-month period ended June 30, 2021 and 2020:

	For the six- months ended June 30,	For the six- months ended June 30,
Operating Costs and Expenses:	2021	2020	% change	$ change
Salaries and Contract Labor	$1,293,948	$1,477,744	-12%	$(183,796)
General, Administrative and Consulting	1,781,728	1,362,185	31%	419,543
Research and Development	109,216	88,393	24%	20,823
Total operating expenses	$3,184,892	$2,928,322	9%	$256,570

Interest expense for the six months ended June 30, 2021 was $409,747, compared to $391,224 for the same period in 2020. This is an increase of $18,523, or approximately 5%. Interest expense includes dividends accrued on our Series C Preferred Stock. For the six months ended June 30, 2021, we accrued dividends payable of $126,390 which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $64,167 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. Additionally, non-cash interest expense in the amount of $128,133 for the issuance of warrants in conjunction with the 2019 Promissory Note was recorded for the six months ended June 30, 2021.

Our net loss for the six-month period ended June 30, 2021, was $782,539 as compared to $193,166 for the same period in 2020. This is an increase in loss of 589,373 or approximately 305%. This increase in net loss is the result $495,500 of income from the SBA Loan converted to grant income during the second quarter of 2020 and increased operating expenses in the six months ended June 30, 2021.

Radiochemical Products. Revenue from the sale of radiochemical products for the six-month period ended June 30, 2021 was $1,889,386 compared to $1,868,274 for the same period in 2020. This is an increase of $21,112, or approximately 1%. This increase was primarily the result of sales of our new generic sodium iodide I-131 drug product. We expect continued sales growth for our radiochemical products going forward.

Cost of sales was $792,609 for the six-month period ended June 30, 2021, and $890,411 for the same period in 2020. This is a decrease of $97,802, or approximately 11%. This decrease is primarily the result of shift of sales activity to our new generic sodium iodide I-131 drug product which has a higher profit margin.

Gross profit percentages for our radiochemical products for the six months ended June 30, 2021 and 2020 were approximately 58% and 52%, respectively. Operating expense for this segment for the six-month period ended June 30, 2021 was $687,895, compared to $597,951 for the same period in 2020. This is an increase of $89,944, or approximately 15%, and is primarily due to increased costs for licenses and depreciation partially offset by decreased expenses for support labor. Net income for this segment increased to $408,882 for the six-month period ended June 30, 2021, from $386,347 for the same period in 2020. This increase of $22,535, or approximately 6%, is primarily the result of increased profit margin for radiochemical product during the three months ended June 30, 2021.

Cobalt Products. Revenues from the sale of cobalt products for the six-month period ended June 30, 2021 were $695,367, compared to $530,286 for the same period in 2020. This is an increase of $165,081, or approximately 31%, and is the result of decreased Cobalt sealed source manufacturing and Cobalt recycling. Our cobalt sealed source manufacturing is largely dependent on our ability to procure cobalt material from the DOE’s Advanced Test Reactor (ATR). The increased sales in the six months ended June 30, 2021 is due to sales of material received from the ATR during the period.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our condensed consolidated balance sheet.

Cost of sales for the six months ended June 30, 2021, was $307,201, as compared to $143,530, for the same period in 2020. Gross profit for cobalt products for the six months ended June 30, 2021 was $388,166 compared to $386,756 for the same period in 2020. This is a increase of $1,410, or less than 1%. Our gross profit percentages were approximately 56% and 73% for the six-month periods ended June 30, 2021 and 2020, respectively. The decrease in the gross profit percentage for the six months ended June 30, 2021 is primarily due to increased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $209,683 for the six months ended June 30, 2021, from $187,086 for the same period in 2020. This is an increase of $22,597, or approximately 12% is a result of increased equipment expenses in the six months ended June 30, 2021 as compared to the same period in 2020. Our net income for cobalt products was $178,484 for the six months ended June 30, 2021, as compared to a net income of $199,670 for the same period in 2020. The decrease in net income of $21,186 or approximately 11%, was attributable to the increase in operating expenses for the six months ended June 30, 2021, as compared to the same period in 2020.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the six-month period ended June 30, 2021 was $2,014,887 compared to $1,819,997 for the same period in 2020. This represents an increase in revenue attributable to this segment of $194,890, or approximately 11%. The increase in sales for the period ended June 30, 2021 was due to increased order activity as recovery from the Covid-19 pandemic continues.

Gross profit for the six-month period ended June 30, 2021 was $1,111,722, as compared to $1,014,843 for the same period in 2020, a increase of $96,879, or approximately 10%. Operating expense for this segment for the six-month period ended June 30, 2021 increased to $893,747, from $748,086 for the same period in 2020. This is an increase of $145,661 or approximately 19% and includes consolidated net operating expense reported for RadQual of $331,144 and non-controlling member interest expense of $108,953, for the six months ended June 30, 2021, compared to consolidated net operating expense of $304,430 and non-controlling member interest expense of $82,223, for the six months ended June 30, 2020. Net income for this segment for the six-month period ended June 30, 2021, decreased to $262,754, approximately 13%, from $302,357 for the same six-month period in 2020.

Radiological Services. Revenue from all radiological services for the six months ended June 30, 2021 was $130,755, compared to $116,288, for the same period in 2020, an increase of $14,467 or approximately 12%. The decrease in the revenue for the period comparison is the result of decreased gemstone processing activity.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. On January 5, 2021, we were notified by the DOE that we have been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, we received payment in full for our claim with the DOE for recovery of certain expenses incurred for this event. We recognized Other Income of approximately $112,000 in the six months ended June 30, 2021 for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. These funds were used to pay all outstanding subcontractors and reimburse our insurance company for payments they previous paid us for this matter. We are actively pursuing a final settlement with its insurance company regarding this claim as of the date of this filing.

Cost of sales for the six months ended June 30, 2021, was $346, as compared to $33,339, for the same period in 2020. Gross profit for this segment for the six months ended June 30, 2021 was $130,408, compared to $82,949, reported for the same period in 2020. The increase in gross profit of $47,459, or approximately 57%, is the result of decreased costs for gemstone processing for the three months ended June 30, 2021, as compared to the same period in 2020. Operating expense for the six months ended June 30, 2021 was $19,760 as compared to $111,410, reported for the same period in 2020. This decrease of $91,650, or approximately 82%, is the result of decreased sales and activity within the business segment.

Net income for this segment for the six months ended June 30, 2021 was $110,649, compared to net loss of $28,461, for the same period in 2020. This is an increase in net income of $139,110 and is the result in the increase in gross profit and decreased operating expenses for the same period in 2020.

Fluorine Products. For the six months ended June 30, 2021, we had revenues related to Fluorine Products of $22,013 compared to $160,500, for the same period in 2020, a decrease of $138,487 or approximately 86%. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. During the six months ended June 30, 2021, we incurred $87,153 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $74,090 for the same six-month period in 2020. This is an increase of 18% in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had cash and cash equivalents of $517,506 as compared to $1,113,032 at December 31, 2020. This is a decrease of $595,526 or approximately 54%. For the six months ended June 30, 2021, net cash used in operating activities was $238,773 and net cash provided for the six months ended June 30, 2020 in operating activities was $415,918. The increase in cash used in operating activities and decrease in cash and cash equivalents at period end in the period-to-period comparison is the result of increased net loss and decreased accounts payable.

Inventories at June 30, 2021 totaled $668,781, and inventories at December 31, 2020 totaled $837,787. Previously, a significant amount of our inventory consisted of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. At June 30, 2021, this raw cobalt material inventory at the ATR accounted for approximately 0% of our work-in-process inventory. At December 31, 2020, this in-process raw material inventory accounted for approximately 46% of our work in process inventory.

Cash used in investing activities was $191,666 for the six months ended June 30, 2021, and cash used in investing activities was $1,565 for the same period in 2020. The cash used in the six months ended June 30, 2021 was for the purchase of equipment.

Financing activities provided cash of $26,978, during the six months ended June 30, 2021, and cash used by financing activities for the same period in 2020 was $155,352. During the six months ended June 30, 2021, cash paid for interest was $61,320 and during the same six-month period in 2020, cash paid for interest was $65,536. Additionally, during the six months ended June 30, 2021, we received $8,995 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $10,273 for the same period in 2020.

In February 2021, the Company paid its third annual dividend on the Series C Preferred Stock. Dividends payable totaled $254,280. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 1,398,200 shares of common stock in lieu of a dividend payment of $207,480. The remaining $46,800 of dividend payable was settled with cash.

Total decrease in cash for the six-month period ended June 30, 2021, was $403,461 compared to a cash increase of $259,001 for the same period in 2020.

We expect that cash from operations, cash raised via equity or debt financings, and our current cash balance will be sufficient to fund operations for the next twelve months. Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, our ability to raise additional capital and voluntary warrant redemption by shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic.

At June 30, 2021, there were 7,065,000 outstanding warrants to purchase our common stock. Included in this number are 4,140,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

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

At June 30, 2021, accrued interest payable on the 2013 Promissory Note totaled $226,734.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At June 30, 2021, accrued interest on the 2018 Promissory Note totaled $22,970.

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we had borrowed $675,000 under the 2019 promissory note. In February 2020, we borrowed an additional $325,000. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The Class O Warrants were exercisable at an exercise price of $0.045 per share and had a term of five years. In January 2021, all 30,000,000 Class O Warrants were exercised. At June 30, 2021, accrued interest on the 2019 Promissory Note totaled $59,131.

In March 2021, one of the Company’s subsidiaries, RadQual, entered into a promissory note (the March 2021 Promissory Note) for the purchase of equipment. The principal amount under the March 2021 Promissory Note totals $101,250, bears interest at 5%, is secured by equipment, and is due March 2023.

In April 2021, we borrowed $250,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the April 2021 Promissory Note). The April 2021 Promissory Note bears an interest rate of 6% annually and is due December 31, 2022. At any time, the holder of the April 2021 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based at the price of $0.11 per share. At June 30, 2021 accrued interest on the April 2021 Promissory Note totaled $3,250.

On April 23, 2020, we, through our wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $495,500 from the SBA Loan. The SBA Loan was scheduled to mature on April 22, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

In July 2021, we received notification from the SBA that we received approval of forgiveness of the entire loan.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months and six ended June 30, 2021 and 2020 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

______________

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer

