Form 10-Q
period 2021-09-30
INTERNATIONAL ISOTOPES INC
filed 2021-11-12
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 8, 2021, the number of shares of common stock, $0.01 par value, outstanding was 502,467,576 shares.

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended September 30, 2021

2

Part I. Financial Information

Item I. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$753,526	$1,113,032
Accounts receivable	1,043,721	796,128
Inventories	582,298	837,787
Prepaids and other current assets	315,477	1,247,430
Total current assets	2,695,022	3,994,377

Long-term assets
Restricted cash	830,736	638,660
Property, plant and equipment, net	4,254,512	4,489,551
Capitalized lease disposal costs, net	251,403	—
Financing lease right-of-use asset	20,134	24,642
Operating lease right-of-use asset	2,458,080	2,539,580
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	4,030,552	4,025,684
Total long-term assets	13,229,672	13,102,372
Total assets	$15,924,694	$17,096,749

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,182,902	$2,115,348
Accrued liabilities	1,140,232	1,204,672
Unearned revenue	880,731	1,160,274
Current portion of operating lease right-of-use liability	113,265	86,494
Current portion of financing lease liability	8,346	7,786
Current portion of related party notes payable, net of debt discount	616,647	606,589
Current installments of notes payable	321,578	480,889
Current portion of mandatorily redeemable preferred stock, net of debt discount	4,687,739	—
Total current liabilities	8,951,440	5,662,052

Long-term liabilities
Related party notes payable, net of current portion and debt discount	929,669	487,470
Notes payable, net of current portion	73,264	57,202
Asset retirement obligation	879,939	588,105
Financing lease liability, net of current portion	10,556	16,888
Operating lease right-of-use liability, net of current portion	2,395,348	2,484,359
Mandatorily redeemable convertible preferred stock, net of current portion and discount	—	4,913,421
Total long-term liabilities	4,288,776	8,547,445
Total liabilities	13,240,216	14,209,497

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 502,410,235 and 424,344,298 shares issued and outstanding respectively	5,024,102	4,243,443
Additional paid in capital	124,441,518	122,191,837
Accumulated deficit	(126,781,142)	(125,861,734)
Equity attributable to International Isotopes Inc. stockholders	2,684,478	573,546
Equity attributable to noncontrolling interest	—	2,313,706
Total equity	2,684,478	2,887,252
Total liabilities and stockholders' equity	$15,924,694	$17,096,749

See accompanying notes to the unaudited condensed consolidated financial statements.

3

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sale of product	$2,617,514	$2,864,288	$7,369,922	$7,359,633
Cost of product	1,006,334	974,882	3,009,656	2,847,316
Gross profit	1,611,180	1,889,406	4,360,266	4,512,317

Operating costs and expenses
Salaries and contract labor	650,065	662,821	1,944,013	2,140,565
General, administrative and consulting	885,807	679,520	2,667,535	2,041,705
Research and development	73,886	57,051	183,102	145,444
Total operating expenses	1,609,758	1,399,392	4,794,650	4,327,714

Net operating income (loss)	1,422	490,014	(434,384)	184,603

Other income (expense):
Other income	54,083	95,503	229,559	679,216
Interest income	14	81	95	3,164
Interest expense	(191,544)	(193,085)	(601,291)	(584,309)
Total other (expense) income	(137,447)	(97,501)	(371,637)	98,071
Net (loss) income	(136,025)	392,513	(806,021)	282,674
Less income attributable to noncontrolling interest	844	85,463	113,387	168,790

Net (loss) income attributable to International Isotopes Inc.	$(136,869)	$307,050	$(919,408)	$113,884

Net loss per common share - basic:	$—	$—	$—	$—

Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic:	494,635,990	424,054,007	469,627,961	422,832,562

Weighted average common shares outstanding - diluted:	494,635,990	433,442,413	469,627,961	432,220,968

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(806,021)	$282,674
Adjustments to reconcile net (loss) income to net Cash provided by operating activities
Depreciation and amortization	440,718	225,949
Accretion of obligation for lease disposal costs	31,119	30,864
Accretion of beneficial conversion feature and discount	301,575	291,435
Equity based compensation	60,671	80,203
Gain on sale of property, plant and equipment	—	(8,500)
Forgiveness of Paycheck Protection Program Loan	—	(546,100)
Right-of-use asset amortization	19,260	22,861
Changes in operating assets and liabilities:
Accounts receivable	(247,593)	(308,191)
Inventories	255,489	1,053,376
Prepaids and other current assets	931,953	398,644
Accounts payable and accrued liabilities	(789,406)	(521,606)
Unearned revenues	(133,471)	(41,295)
Net cash provided by operating activities	64,294	960,314

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	8,500
Purchase of property, plant and equipment	(196,730)	(6,744)
Net cash (used in) provided in investing activities	(196,730)	1,756

Cash flows from financing activities:
Proceeds from sale of stock	13,527	13,430
Payments on financing lease	(5,772)	(3,351)
Distributions to non-controlling interest	(3,431)	—
Proceeds from the issuance of notes payable	351,253	871,100
Principal payments on notes payable	(390,571)	(1,517,315)
Net cash used in financing activities	(34,994)	(636,136)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(167,430)	325,934
Cash, cash equivalents, and restricted cash at beginning of period	1,751,692	1,210,920
Cash, cash equivalents, and restricted cash at end of period	$1,584,262	$1,536,854

Supplemental disclosure of cash flow activities:
Cash paid for interest	$69,042	$67,575

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$207,480	$204,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$1,603	$2,649,070
Increase in equity and decrease in liability for the conversion of preferred stock	$325,000	$—
Non-cash increase of capitalized asset retirement obligation for increased funding plan	$260,715	$—
Decrease in operating lease right-of-use asset and right-of-use liability for disposal of old lease	$—	$697,009
Increase in financing lease right-of-use asset and right-of-use liability for new lease	$—	$16,524
Decrease in inventory and decrease in accounts payable for cancellation of DOE contract	$—	$1,132,010
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$—	$247,560
Decrease in unearned revenue and increase in notes payable for repayment plan	$146,072	$—
Increase in equity and decrease in Non-controlling interest for acquisition of non controlling interest in RadQual and TI Services	$2,423,662	$—

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$753,526	$898,215
Restricted cash included in long-term assets	830,736	638,639
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,584,262	$1,536,854

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2021

(Unaudited)

					Equity
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2021	424,344,298	$4,243,443	$122,191,837	$(125,861,734)	$573,546	$2,313,706	$2,887,252
Shares issued under employee stock purchase plan	256,079	2,561	10,966	—	13,527	—	13,527
Stock grant	118,315	1,183	(1,183)	—	0	—	0
Stock in lieu of dividends on convertible preferred C	1,398,200	13,982	193,498	—	207,480	—	207,480
Shares issued for exercise of employee stock options	1,908,198	19,082	(19,082)	—	—	—	—
Warrant exercise	32,621,409	326,214	(326,214)	—	—	—	—
Conversion of preferred C stock	1,500,000	15,000	135,000	—	150,000	—	150,000
Conversion of preferred B stock	87,500	875	174,125	—	175,000	—	175,000
Stock based compensation	—	—	60,671	—	60,671	—	60,671
Shares issued for purchase of 75.5% of RadQual	40,176,236	401,762	2,021,900	—	2,423,662	(2,423,662)	—
Distribution to non-controlling interest	—	—	—	—	—	(3,431)	(3,431)
Net (loss) income	—	—	—	(919,408)	(919,408)	113,387	(806,021)
Balance, September 30, 2021	502,410,235	$5,024,102	$124,441,518	$(126,781,142)	$2,684,478	$—	$2,684,478

					Equity
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, July 1, 2021	460,830,469	$4,608,305	$122,292,543	$(126,644,273)	$256,575	$2,426,249	$2,682,824
Shares issued under employee stock purchase plan	44,439	444	4,088	—	4,532	—	4,532
Shares issued for exercise of employee stock options	109,091	1,091	(1,091)	—	—	—	—
Conversion of preferred C stock	1,250,000	12,500	112,500	—	125,000	—	125,000
Stock based compensation	—	—	11,578	—	11,578	—	11,578
Shares issued for purchase of 75.5% of RadQual	40,176,236	401,762	2,021,900	—	2,423,662	(2,423,662)	—
Distribution to non-controlling interest	—	—	—	—	—	(3,431)	(3,431)
Net (loss) income	—	—	—	(136,869)	(136,869)	844	(136,025)
Balance, September 30, 2021	502,410,235	$5,024,102	$124,441,518	$(126,781,142)	$2,684,478	$—	$2,684,478

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

September 30, 2021

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly owned subsidiaries, including RadQual, LLC (RadQual). The unaudited condensed consolidated financial statements also include the accounts of INIS’s 50% owned joint venture, TI Services, LLC (TI Services). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control and calibration devices, and is headquartered in Idaho Falls, Idaho. In August 2017, affiliates of INIS purchased 75.5% of RadQual and at the time INIS was named as one of the two managing members of RadQual. In July 2021, INIS purchased the remaining interest in RadQual and now owns 100% of RadQual. INIS, its subsidiaries (including RadQual) and TI Services are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – INIS and its subsidiaries (including RadQual) and TI Services manufacture a full range of nuclear medicine calibration and reference standards, generic sodium iodide I-131 drug product, cobalt teletherapy sources, and a varied selection of radiochemicals for medical research, and clinical applications. The Company’s business consists of five business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements are presented in conformity with GAAP and include all operations and balances of INIS and its wholly-owned subsidiaries. See Note 4 “RadQual Acquisition” for additional information regarding RadQual. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three or nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine months ended September 30, 2021, the Company reported net loss of $919,408, net of non-controlling interest, and net cash provided by operating activities of $64,294. During the nine months ended September 30, 2020, the Company reported net income of $113,884, net of non-controlling interest, and net cash provided by operating activities of $960,314.

During the nine months ended September 30, 2021, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2021, the Company had 21,102,500 stock options outstanding, 7,065,000 warrants outstanding, 675 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

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

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	494,635,990	424,054,007	469,627,961	422,832,562

Effects of dilutive shares
Stock Options	—	3,211,795	—	3,211,795
Warrants	—	6,176,611	—	6,176,611
Weighted average common shares outstanding - diluted	494,635,990	433,442,413	469,627,961	432,220,968

The table below summarizes common stock equivalents outstanding at September 30, 2021 and 2020:

	September 30,
	2021	2020
Stock options	21,102,500	22,275,000
Warrants	7,065,000	50,090,000
Shares of Series B redeemable convertible preferred stock	337,500	425,000
Shares of Series C redeemable convertible preferred stock	40,630,000	42,130,000
	69,135,000	114,920,000

(4)       RadQual Acquisition

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

(5)       Inventories

Inventories consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw materials	$33,609	$33,609
Work in process	548,689	803,171
Finished goods	—	1,007
	$582,298	$837,787

Work in process also includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material. During the second quarter and fourth quarter of 2020, the Company modified its agreement with the DOE due to delays in delivery of Cobalt material. As a result, the DOE refunded certain payments made by INIS in relation to this material and INIS stopped paying the scheduled payments for the inventory. At September 30, 2021, and at December 31, 2020, this cobalt target inventory had a carrying value of $0 and $383,312, respectively.

The Company has contracted with several customers for the sale of some of this cobalt material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the nine months ended September 30, 2021, and 2020, the Company recognized approximately $160,000 and $145,500, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts. For the three-months ended September 30, 2021, and 2020, the Company recognized approximately $1,500 and $123,500, respectively of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2021, and 2020, the Company issued 256,079 and 303,610 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $13,528 and $13,430, respectively. As of September 30, 2021, 2,843,832 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.   At September 30, 2021, there were 34,244,913 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of September 30, 2021, and changes during the nine months ended September 30, 2021, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	20,400,000	$0.06
Granted	3,225,000	0.11
Exercised	(2,262,500)	0.04
Expired	—	—
Forfeited	(260,000)	0.07
Outstanding at September 30, 2021	21,102,500	0.06	5.7	$998,475
Exercisable at September 30, 2021	15,790,500	$0.05	4.6	$882,095

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.11 per share on September 30, 2021, the last trading day of the quarter.

As of September 30, 2021, there was $157,582 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.60 years.

Total stock-based compensation expense for the nine months ended September 30, 2021, and 2020 was $60,671 and $80,203 respectively. Total stock-based compensation expense for the three-months ended September 30, 2021, and 2020 was $11,578 and $11,672, respectively.

During the nine months ended September 30, 2021, the Company granted an aggregate of 3,225,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at the one-year anniversary for all grants and expiration at ten-year anniversary for all grants. The weighted average exercise price for these options was $0.11 per share. The options have a fair value of $208,166 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.46% to 1.04%, expected dividend yield rate of 0%, expected volatility of 52.52% to 65.71% and an expected life between 5.5 and 7.5 years.

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

In September 2021, 200,000 qualified stock options were exercised under a cashless exercise. The company withheld 90,909 shares to satisfy the exercise price and issued 109,091 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2021.

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

Warrants outstanding at September 30, 2021, included 4,140,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022 and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

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

Preferred Stock

At September 30, 2021, there were 675 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $675,000. The shares of Series B Preferred Stock are also convertible into 337,500 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At September 30, 2021, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2022 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

In March 2021, 25 shares of the Series C Preferred Stock were converted to 250,000 shares of common stock at the request of the holder.

In April 2021, 175 shares of the Series B Preferred Stock were converted to 87,500 shares of common stock at the request of the holder.

In August 2021, 125 shares of the Series C Preferred Stock were converted to 1,250,000 shares of common stock at the request of the holders.

During the nine months ended September 30, 2021 and 2020 dividends paid to holders of the Series C Preferred Stock totaled $254,280 and $251,280, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months ended September 30, 2021 and 2020 the Company issued 1,398,200 and 3,408,000 shares of common stock, respectively, in lieu of a dividend payment of $207,480 and $204,480, respectively. The remaining $46,800 of dividend payable was settled with cash.

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

At September 30, 2021, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $234,234. Interest expense recorded for the nine months ended September 30, 2021, was $22,500.

In April 2018, the Company borrowed $120,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At September 30, 2021, accrued interest on the 2018 Promissory Note totaled $24,770.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,100,000 of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,258 with no interest charge. At September 30, 2021 balance on this refund is $109,994 and is included in short-term notes payable.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At September 30, 2021 accrued interest on the 2019 Promissory Note totaled $69,131.

In March 2021, one of the Company’s subsidiaries, RadQual, entered into a promissory note (the March 2021 Promissory Note) for the purchase of equipment. The principal amount under the March 2021 Promissory Note totals $101,250, bears interest at 5%, is secured by equipment, and is due March 2023.

In April 2021, the Company borrowed $250,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the April 2021 Promissory Note). The April 2021 Promissory Note bears an interest rate of 6% annually and is due December 31, 2022. At any time, the holder of the April 2021 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of the Company’s common stock based at the price of $0.11 per share. At September 30, 2021 accrued interest on the April 2021 Promissory Note totaled $7,000.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $830,736.

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, the Company committed to construct a uranium de-conversion and Fluorine Extraction Process facility on the land.  In order to retain title to the property, the Company was to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016. Those dates were also not met. The Company has been in discussion with commercial companies to explore their interest in purchasing rights to this project. Should those discussions come to fruition the Company plans to negotiate a second modification to the PPA agreement to further extend the commitment dates. If the Company is not successful in reaching an amendment to extend the performance dates in the PPA. then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

On May 2, 2019, the Company’s radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. The Company supported the initial onsite contamination clean-up operations at that location and completed removal of the cesium source and Company equipment. On January 5, 2021, the Company was notified by the DOE that the Company has been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, the Company received payment in full for its claim with the DOE for recovery of certain expenses incurred for this event. The Company recognized Other Income of approximately $150,000 in the nine months ended September 30, 2021, for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. The Company used these funds to pay all outstanding subcontractors and reimburse their insurance company for payments they previous paid the Company for this matter. The Company has concluded a final settlement with its insurance company and all others regarding this claim as of the date of this filing.

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

(9) Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,065,690	$144,925	$1,210,615	46%	$1,149,698	$144,848	$1,294,546	45%
Cobalt Products	407,308	1,500	408,808	16%	544,989	—	544,989	19%
Nuclear Medicine Products	752,375	221,064	973,439	37%	755,556	202,737	958,293	34%
Radiological Services	16,889	—	16,889	1%	54,760	—	54,760	2%
Fluorine Products	7,763	—	7,763	0%	11,700	—	11,700	0%
	$2,250,025	$367,489	$2,617,514	100%	$2,516,703	$347,585	$2,864,288	100%

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$2,703,614	$396,387	$3,100,001	42%	$2,807,241	$355,579	$3,162,820	43%
Cobalt Products	1,083,332	20,844	1,104,176	15%	1,067,417	7,858	1,075,275	15%
Nuclear Medicine Products	2,333,823	654,503	2,988,326	41%	2,215,330	562,960	2,778,290	38%
Radiological Services	147,644	—	147,644	2%	171,048	—	171,048	2%
Fluorine Products	29,775	—	29,775	0%	172,200	—	172,200	2%
	$6,298,188	$1,071,734	$7,369,922	100%	$6,433,236	$926,397	$7,359,633	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2021, the Company reported current unearned revenue of $880,731. For the period ended December 31, 2020, the Company reported current unearned revenue of $1,160,274. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2021, and December 31, 2020, accounts receivable totaled $1,043,721 and $796,128, respectively.  For the nine months ended September 30, 2021, the Company did not incur material impairment losses with respect to its receivables.

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

	Nine Months Ended September 30,
	2021	2020
Operating lease costs	$192,833	$196,291
Short-term operating lease costs	9,951	27,666
Financing lease expense:
Amortization of right-of-use assets	5,771	3,682
Interest on lease liabilities	1,459	1,194
Total financing lease expense	7,230	4,876
Total lease expense	$210,014	$228,833

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,603	$2,649,070
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$16,524

Weighted-average remaining lease term (years) - operating leases	13.3	14.3
Weighted-average remaining lease term (years) - financing leases	2.4	3.3
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.70%	8.82%

The future minimum payments under these operating lease agreements are as follows:

	Operating	Financing
2021 (excluding the nine months ended September 30, 2021)	$65,930	$2,410
2022	285,159	9,641
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	—
Thereafter	2,599,409	—
Total minimum operating lease obligations	3,811,822	20,861
Less-amounts representing interest	(1,303,209)	(1,959)
Present value of minimum operating lease obligations	2,508,613	18,902
Current maturities	(113,265)	(8,346)
Lease obligations, net of current maturities	$2,395,348	$10,556

(11)        Segment Information

The Company has five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2021	2020	2021	2020
Radiochemical Products	$1,210,615	$1,294,546	$3,100,001	$3,162,820
Cobalt Products	408,808	544,989	1,104,176	1,075,275
Nuclear Medicine Standards	973,439	958,293	2,988,326	2,778,290
Radiological Services	16,889	54,760	147,644	171,048
Fluorine Products	7,763	11,700	29,775	172,200
Total Segments	2,617,514	2,864,288	7,369,922	7,359,633
Corporate revenue	—	—	—	—
Total Consolidated	$2,617,514	$2,864,288	$7,369,922	$7,359,633

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2021	2020	2021	2020
Radiochemical Products	$77,740	$10,089	$235,717	$30,797
Cobalt Products	12,399	8,761	38,437	26,284
Nuclear Medicine Standards	26,791	15,842	61,029	47,820
Radiological Services	252	8,285	756	25,440
Fluorine Products	28,649	28,512	85,902	85,505
Total Segments	145,832	71,489	421,842	215,846
Corporate depreciation and amortization	7,636	3,491	18,876	10,103
Total Consolidated	$153,468	$74,980	$440,718	$225,949

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2021	2020	2021	2020
Radiochemical Products	$370,586	$542,814	$779,468	$929,162
Cobalt Products	166,808	342,724	345,292	542,394
Nuclear Medicine Standards	120,452	181,097	383,207	483,454
Radiological Services	12,733	34,145	123,383	5,684
Fluorine Products	(26,585)	(26,640)	(91,725)	59,770
Total Segments	643,994	1,074,140	1,539,623	2,020,464
Corporate loss	(780,863)	(767,090)	(2,459,033)	(1,906,580)
Net Income	$(136,869)	$307,050	$(919,408)	$113,884

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2021	2020	2021	2020
Radiochemical Products	$—	$—	$3,103	$—
Cobalt Products	—	—	16,592	—
Nuclear Medicine Standards	5,064	—	172,975	—
Radiological Services	—	—	—	—
Fluorine Products	—	—	4,060	1,565
Total Segments	5,064	—	196,730	1,565
Corporate purchases	—	5,179	—	5,179
Total Consolidated	$5,064	$5,179	$196,730	$6,744

	September 30,	December 31,
Segment Assets	2021	2020
Radiochemical Products	$2,930,345	$2,916,442
Cobalt Products	489,618	743,127
Nuclear Medicine Standards	2,129,182	2,052,220
Radiological Services	3,078	60,696
Fluorine Products	5,291,277	5,371,506
Total Segments	10,843,500	11,143,991
Corporate assets	5,081,194	5,952,758
Total Consolidated	$15,924,694	$17,096,749

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

BUSINESS OVERVIEW

International Isotopes Inc., its subsidiaries (including RadQual, LLC) and joint venture, TI Services, LLC (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We own 100% interest of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices.

RADQUAL ACQUISTION

On July 8, 2021, we entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with RadQual and the sellers set forth in the Purchase Agreement, which included our Chairman of the Board, Chief Executive Officer, former Chairman of the Board, and certain other stockholders of the Company (collectively, the Sellers). Pursuant to the Purchase Agreement, we acquired all of the outstanding membership interests of RadQual not then-owned by the Company for an aggregate purchase price of approximately $4.4 million, payable in shares of our common stock valued at $0.11 per share (determined by the average trading price of our common stock on the OTC Markets during the 60 trading day period immediately prior to June 2, 2021) (the RadQual Acquisition). We issued an aggregate of 40,176,236 shares of its common stock to the Sellers as consideration in the RadQual Acquisition. Prior to the RadQual Acquisition, we owned approximately 24.5% of the outstanding membership interests of RadQual, and after acquiring all of the remaining membership interests of RadQual, RadQual became a wholly-owned subsidiary of the Company. The RadQual Acquisition closed on July 8, 2021.

Our business consists of the following five business segments:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging. These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration of dose measurement equipment. Revenue from nuclear medicine products includes consolidated sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute our products, as well as consolidated sales from RadQual. Our nuclear medicine standards products include a host of specially designed items used in the nuclear medicine industry. In addition to the manufacture of these products, we have developed a complete line of specialty packaging for the safe transport and handling of these products.

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

COVID-19 UPDATE

As a result of the COVID-19 pandemic, we continue to experience a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during the nine-months ended September 30, 2021.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  The decrease in sales for the nine months ended September 30, 2021 for our radiochemical segment was the result of delays in patient treatment. The sale of nuclear medicine reference and calibration standards increased during the nine month period, however, we believe the increase in revenue would have been greater were it not for the continued negative impact of COVID-19 which resulted in the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue for the three months ended September 30, 2021 was $2,617,514 as compared to $2,864,288 for the same period in 2020, an overall decrease of $246,774, or approximately 9%. This decrease in revenue was largely the result of decreased revenue in our Radiochemical Products and Cobalt Products segments, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2021 and 2020:

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2021	2020	$ change	% change
Radiochemical Products	$1,210,615	$1,294,546	$(83,931)	-6%
Cobalt Products	408,808	544,989	(136,181)	-25%
Nuclear Medicine Standards	973,439	958,293	15,146	2%
Radiological Services	16,889	54,760	(37,871)	-69%
Fluorine Products	7,763	11,700	(3,937)	-34%
Total Consolidated	$2,617,514	$2,864,288	$(246,774)	-9%

Cost of sales increased to $1,006,334 for the three months ended September 30, 2021 from $974,882 for the same period in 2020. This is an increase of $31,452, or approximately 3%. The increase in cost of sales in the three-month comparison was primarily due to the increased raw material cost in our Radiochemical and Cobalt Product segments, as discussed in detail below. Gross profit for the three months ended September 30, 2021 was $1,611,179, compared to $1,889,406 for the same period in 2020. This represents a decrease in gross profit of $278,227, or approximately 15%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2021 and 2020:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2021	2021	2020	2020
Total Sales	$2,617,514		$2,864,288
Cost of Sales
Radiochemical Products	$459,344	17%	$447,174	16%
Cobalt Products	148,855	6%	126,677	4%
Nuclear Medicine Standards	398,112	15%	395,148	14%
Radiological Services	23	0%	5,883	0%
Fluorine Products	—	0%	—	—
Total Segments	1,006,334	38%	974,882	34%

Gross Profit	$1,611,180		$1,889,406
Gross Profit %	62%		66%

Operating expense increased approximately 15% to $1,609,758 for the three months ended September 30, 2021, from $1,399,392 for the same period in 2020. This increase of $210,366, is primarily due to an approximate 30% increase in General, Administrative, and Consulting costs. This increase in mainly due to increased costs for licenses and depreciation.

The following table presents a comparison of total operating expense for the three months ended September 30, 2021 and 2020:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2021	2020	% change	$ change
Salaries and Contract Labor	$650,065	$662,821	-2%	$(12,756)
General, Administrative and Consulting	885,807	679,520	30%	206,287
Research and Development	73,886	57,051	30%	16,835
Total operating expenses	$1,609,758	$1,399,392	15%	$210,366

Other income was $54,083 for the three months ended September 30, 2021, as compared to Other Income of $95,503 for the same period in 2020. This is a decrease of $41,420. The decrease is due to income from the SBA Loan (as defined below) of $50,600 converted to grant income during the three months ended September 30, 2020. Interest expense for the three months ended September 30, 2021 was $191,544, compared to $193,085 for the same period in 2020. This is an decrease of $1,541, or approximately 1%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). For the three months ended September 30, 2021, we accrued dividends payable of $57,620, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $34,400 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. See Note 7 “Debt” to our unaudited condensed consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended September 30, 2021, was ($136,869), compared to net income of $307,050, for the same period in 2020. This is a decrease of income of $443,919 is the result of increased cost of sales and operating expenses in the three months ended September 30, 2021 as compared to the same period in 2020.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended September 30, 2021 was $1,210,615, compared to $1,294,546 for the same period in 2020. This is a decrease of $83,931, or approximately 6%. The decrease is a result of a reduction in payments received for contract manufacturing services in the 2021 three-month period compared to 2020.

Gross profit of radiochemical products for the three months ended September 30, 2021 was $751,271, compared to $847,372, for the same period in 2020, and gross profit percentages were approximately 62% and 65% for the three months ended September 30, 2021 and 2020, respectively. This decreased gross profit percentage is a result of increased cost of raw materials. Cost of sales for radiochemical products increased to $459,344 for the three months ended September 30, 2021, as compared to $447,174 for the same period in 2020. This is an increase of $12,170, or approximately 3%, and was primarily the result of increased cost of raw material. Operating expense for this segment increased to $380,684 for the three months ended September 30, 2021, compared to $304,559 for the same period in 2020. This increase in operating expense of $76,125, or approximately 25%, is primarily due to increased costs for licenses and permits related to our FDA approved radiopharmaceutical product. This segment reported net income of $370,586 for the three months ended September 30, 2021, as compared to net income of $542,814 for the same period in 2020. The decrease in net income of $172,228 or approximately 32%, is primarily the result of the increased cost of sales and operating expenses during the three months ended September 30, 2021.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended September 30, 2021 was $408,808, compared to $544,989, for the same period in 2020. This represents an decrease of $136,181, or approximately 25%. The decrease is due to timing of cobalt demand and our ability to procure material for this demand. The decrease is also due to recognition of income for cobalt provided under our cobalt-60 supply agreements as described below.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. The agreement gives us the ability to purchase the current full capacity of the DOE’s ATR throughout the ten-year period. It takes many years to irradiate these cobalt targets to the desired level of activity. Production calculations indicated we should have been able to anticipate having high specific activity cobalt available for our customers in late 2019. However, extended reactor shutdowns and lower than expected production rates of cobalt-60 in the new design cobalt targets delayed delivery of high specific activity cobalt until May 2021. Future delivery dates of high activity cobalt are uncertain at present. However, the Company has been able to acquire additional cobalt material from the DOE in lower activity ranges to satisfy some customers’ needs.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our condensed consolidated balance sheet.

Cost of sales for the three months ended September 30, 2021, was $148,855, as compared to $126,677, for the same period in 2020. Gross profit for cobalt products for the three months ended September 30, 2021, was $259,953 compared to $418,312 for the same period in 2020. This is a decrease of $158,359, or approximately 38% and is primarily attributable to reduced sales for the three months ended September 30, 2020, as compared to the same period in 2020. Operating expense in this segment increased to $93,145 for the three months ended September 30, 2021, from $75,588 for the same period in 2020. This is an increase of $17,557, or approximately 23%. This increase in operating expenses for the three months ended September 30, 2021 is due to increased support labor from increased shipment activity. Our net income for cobalt products was $166,808 for the three months ended September 30, 2021, as compared to a net income of $342,724 for the same period in 2020. The decrease in net income of $175,916, or approximately 51%, was attributable to timing of cobalt demand and our ability to procure material for this demand.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended September 30, 2021, was $973,439, compared to $958,293 for the same period in 2020. This represents an increase in revenue of $15,146, or approximately 2%. As discussed above, due to a change in the ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. In July 2021, we acquired all remaining interest in RadQual. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated. The increase in sales for the period ended September 30, 2021 was due to increased order activity as recovery from the COVID-19 pandemic continues.

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2021, was $398,112, as compared to $395,148 for the same period in 2020. The increase in cost of sales in the period-to-period comparison of $2,964, or 1%, is due to increased sales for the three-month period ended September 2021, as compared to the same period in 2020. Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2021 was $575,327 compared to $563,145 for the same period in 2020. This is an increase in gross profit of $12,182, or approximately 2%. The increase in gross profit in the period-to-period comparison is primarily the result of the increased sales. Our gross profit percentages were approximately 59% and 59% for the three-month periods ended September 30, 2021 and 2020, respectively.

Operating expense for this segment for the three months ended September 30, 2021 increased to $454,875, from $432,648 for the same period in 2020. This is an increase of $22,227, or approximately 5%, and is the result of increased expenses for production supplies, support labor expenses, and operating expenses related to RadQual as compared to the same period in 2020. Operating expense includes consolidated net operating expense reported for RadQual of $143,480 and non-controlling member interest expense of $7,812, for the three months ended September 30, 2021, as compared to $136,661 of net operating expense and non-controlling member interest expense of $63,309 for the same period in 2020. The decrease in non-controlling member interest expense was due to our purchase of all remaining interest in RadQual in July 2021. Net operating expense included for TI Services was $22,048 for the three months ended September 30, 2021, and $22,486 for the same period in 2020. TI Services non-controlling interest included was ($3,537) for the three-month period ended September 30, 2021, as compared to $22,154 for the same period in 2020. Other income for this segment for the three months ended September 30, 2021 was $0 as compared to $50,600 of other income from a TI Services SBA Loan converted to grant income for the three months ended September 30, 2020. Net income for this segment for the three months ended September 30, 2021 was $120,452, compared to $181,097 for the same period in 2020. This is a decrease in net income of $60,645, or approximately 33% and is a result of other income of $50,600 in 2020 as compared to $0 in 2021.

Radiological Services. Revenue from all radiological services for the three months ended September 30, 2021 was $16,889, compared to $54,760, for the same period in 2020, a decrease of $37,871 or approximately 69%. The decrease in the revenue for the period comparison is the result of decreased gemstone processing activity from the wrapping up of this contract work.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. Beginning in August 2019, the DOE assumed full control of the cleanup operations and assumed all the financial obligations associated with the contractors hired to carry out all remaining facility recovery operations. On January 5, 2021, we were notified by the DOE that we have been indemnified from any financial liability for this event under the Price Anderson Act (PAA). We also have reached a final settlement with our insurance company regarding this claim.

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

Cost of sales for the three months ended September 30, 2021, was $23, as compared to $5,883, for the same period in 2020. Gross profit for this segment for the three months ended September 30, 2021 was $16,866, compared to $48,877, reported for the same period in 2020. The decrease in gross profit of $32,011, or approximately 65%, is the result of decreased activity of gemstone processing for the three months ended September 30, 2021, as compared to the same period in 2020. We expect our costs of sales to continue to be very low going forward. Operating expense for the three months ended September 30, 2021 was $4,133 as compared to $14,731, reported for the same period in 2020. This decrease of $10,598, or approximately 72%, is the result of decreased sales and activity within the business segment.

Net income for this segment for the three months ended September 30, 2021 was $12,733, compared to net income of $34,145, for the same period in 2020. This is a decrease in net income of $21,412 is the result of decreased sales and activity within the business segment.

Fluorine Products. For the three months ended September 30, 2021, we had revenues related to Fluorine Products of $7,763 as compared to $11,700 for the same period in 2020. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. During the three months ended September 30, 2021, we incurred $34,348 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $38,340 for the same three-month period in 2020. This is a decrease of 10% in the period-to-period comparison.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue for the nine-month period ended September 30, 2021 was $7,369,922, as compared to $7,359,633 for the same period in 2020, an increase of $10,289, or less than 1%. This increase in revenue was largely the result of increased revenue in our Cobalt Products and Nuclear Medicine Standards segments partially offset by decreases in revenue in our Radiochemical, Radiological Services and Fluorine Products segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2021 and September 30, 2020:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2021	2020	$ change	% change
Radiochemical Products	$3,100,001	$3,162,820	$(62,819)	-2%
Cobalt Products	1,104,176	1,075,275	28,901	3%
Nuclear Medicine Standards	2,988,326	2,778,290	210,036	8%
Radiological Services	147,644	171,048	(23,404)	-14%
Fluorine Products	29,775	172,200	(142,425)	-83%
Total Consolidated	$7,369,922	$7,359,633	$10,289	0%

Gross profit for the nine-month period ended September 30, 2021 was $4,360,266, compared to $4,512,317, for the same period in 2020. This represents a decrease of $152,051 or approximately 3%. This decrease in gross profit was largely the result of decreased revenue in our Radiochemical Products and Fluorine Products segment partially offset by an increase in revenue in our Nuclear Medicine Standards and Cobalt Products segments, as discussed in detail below.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2021 and 2020:

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2021	2021	2020	2020
Total Sales	$7,369,922		$7,359,633
Cost of Sales
Radiochemical Products	$1,251,953	17%	$1,337,586	18%
Cobalt Products	456,056	6%	270,207	4%
Nuclear Medicine Standards	1,301,279	18%	1,200,302	16%
Radiological Services	368	0%	39,221	1%
Fluorine Products	—	0%	—	0%
Total Segments	3,009,656	41%	2,847,316	39%

Gross Profit	$4,360,266		$4,512,317
Gross Profit %	59%		61%

Operating expenses were $4,794,650 for the nine-month period ended September 30, 2021, compared to $4,327,714 for the same period in 2020. This represents an increase of $466,936, or approximately 11%. This increase is primarily due to an approximate 31% increase in General, Administrative and Consulting costs partially offset by an approximate 9% decrease in Salaries and Contract Labor costs. The increase in General, Administrative and Consulting costs is a result of increased license and permits costs and increased depreciation expenses during the nine months ended September 30, 2021, as compared to the same period in 2020. Research and Development costs increased to $183,102, for the nine months ended September 30, 2021, as compared to $145,444, for the same period in 2020. This is an increase of $37,658, or approximately 26% and is primarily the result of a decrease in expenditures for product development in several of our business segments for the nine months ended September 30, 2021, as compared to the same period in 2020.

The following table shows total operating expenses for the nine-month period ended September 30, 2021 and 2020:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2021	2020	% change	$ change
Salaries and Contract Labor	$1,944,013	$2,140,565	-9%	$(196,552)
General, Administrative and Consulting	2,667,535	2,041,705	31%	625,830
Research and Development	183,102	145,444	26%	37,658
Total operating expenses	$4,794,650	$4,327,714	11%	$466,936

Other income was $229,559 for the nine months ended September 30, 2021, as compared to other income of $679,216 for the same period in 2020. This is a decrease in income of $449,657. The decrease is primarily due to income from the SBA Loan converted to grant income of $546,100 during the nine months ended September 30, 2020.

Interest expense for the nine months ended September 30, 2021 was $601,291, compared to $584,309 for the same period in 2020. This is an increase of $16,982, or approximately 3%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February and May 2017. For the nine months ended September 30, 2021, we accrued dividends payable of $184,010 which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $99,318 was recorded for this same period for the issuance of warrants related to the preferred stock issuances. Additionally, non-cash interest expense in the amount of $192,199 for the issuance of warrants in conjunction with the 2019 Promissory Note was recorded for the nine months ended September 30, 2021.

Our net loss for the nine-month period ended September 30, 2021, was ($919,408) as compared to net income of $113,884 for the same period in 2020. This is a decrease in income of $1,033,292 or approximately 907%. This decrease in net income is a result of decreased gross profit and increased operating expenses combined with income from the SBA Loan converted to grant income of $546,100 during the nine months ended September 30, 2020 compared to $0 for the same period in 2021.

Radiochemical Products. Revenue from the sale of radiochemical products for the nine-month period ended September 30, 2021 was $3,100,001 compared to $3,162,820 for the same period in 2020. This is a decrease of $62,819, or approximately 2%. The decrease is a result of a reduction in payments received for contract manufacturing services in the 2021 nine-month period compared to 2020.

Cost of sales was $1,251,953 for the nine-month period ended September 30, 2021, and $1,337,586 for the same period in 2020. This is a decrease of $85,633, or approximately 6%. This decrease is primarily the result of shift of sales activity to our new generic sodium iodide I-131 drug product which has a higher profit margin.

Gross profit percentages for our radiochemical products for the nine months ended September 30, 2021 and 2020 were approximately 60% and 58%, respectively. Operating expense for this segment for the nine-month period ended September 30, 2021 was $1,068,580, compared to $880,419 for the same period in 2020. This is an increase of $188,161, or approximately 21%, and is primarily due to increased costs for licenses and depreciation partially offset by decreased expenses for support labor. Net income for this segment increased to $779,468 for the nine-month period ended September 30, 2021, from $929,162 for the same period in 2020. This decrease of $149,694, or approximately 16%, is primarily the result of a reduction in payments received for contract manufacturing during the nine months ended September 30, 2021.

Cobalt Products. Revenues from the sale of cobalt products for the nine-month period ended September 30, 2021 were $1,104,176, compared to $1,075,275 for the same period in 2020. This is an increase of $28,901, or approximately 3%, and is the result of increased income from cobalt recycling.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our condensed consolidated balance sheet.

Cost of sales for the nine months ended September 30, 2021, was $456,056, as compared to $270,207, for the same period in 2020. Gross profit for cobalt products for the six months ended September 30, 2021 was $648,120 compared to $805,068 for the same period in 2020. This is a decrease of $156,948, or approximately 20%. Our gross profit percentages were approximately 59% and 75% for the nine-month periods ended September 30, 2021 and 2020, respectively. The decrease in the gross profit percentage for the nine months ended June 30, 2021 is primarily due to increased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $302,828 for the nine months ended September 30, 2021, from $262,673 for the same period in 2020. This is an increase of $40,155, or approximately 15% is a result of increased equipment expenses in the nine months ended September 30, 2021 as compared to the same period in 2020. Our net income for cobalt products was $345,292 for the nine months ended September 30, 2021, as compared to a net income of $542,394 for the same period in 2020. The decrease in net income of

$197,102 or approximately 36%, was attributable to the increase in operating expenses for the nine months ended September 30, 2021, as compared to the same period in 2020.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the nine-month period ended September 30, 2021 was $2,988,326 compared to $2,778,290 for the same period in 2020. This represents an increase in revenue attributable to this segment of $210,036, or approximately 8%. The increase in sales for the period ended September 30, 2021 was due to increased order activity and sales of some new products as recovery from the Covid-19 pandemic continues. As discussed above, due to a change in the ownership of RadQual, in August 2017 we began reporting our investment in RadQual on a consolidated basis. In July 2021, we acquired all remaining interest in RadQual. Therefore, revenue in this segment includes all sales of RadQual and TI Services with all intercompany sales for the consolidated period eliminated.

Gross profit for the nine-month period ended September 30, 2021 was $1,687,047, as compared to $1,577,988 for the same period in 2019, a decrease of $109,059, or approximately 7%. Operating expense for this segment for the nine-month period ended September 30, 2021 increased to $1,303,841, from $1,145,134 for the same period in 2020. This is an increase of $158,707 or approximately 14% and includes consolidated net operating expense reported for RadQual of $448,381 and non-controlling member interest expense of $116,765, for the nine months ended September 30, 2021, compared to consolidated net operating expense of $414,849 and non-controlling member interest expense of $145,533, for the nine months ended September 30, 2020. Other Income for the nine months ended September 30, 2021, was $0. For the nine months ended September 30, 2020, Other Income for this segment included $50,600 of income from a TI Services SBA Loan converted to grant income. Net income for this segment for the nine-month period ended September 30, 2021, decreased to $383,207, approximately 21%, from $483,454 for the same nine-month period in 2020.

Radiological Services. Revenue from all radiological services for the nine months ended September 30, 2021 was $147,644, compared to $171,048, for the same period in 2020, a decrease of $23,404 or approximately 14%. The decrease in the revenue for the period comparison is the result of decreased gemstone processing activity.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. On January 5, 2021, we were notified by the DOE that we have been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, we received payment in full for our claim with the DOE for recovery of certain expenses incurred for this event. We recognized Other Income of approximately $150,000 in the six months ended June 30, 2021 for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. These funds were used to pay all outstanding subcontractors and reimburse our insurance company for payments they previous paid us for this matter. In October 2021, we reached a final settlement with our insurance company regarding this claim.

Cost of sales for the nine months ended September 30, 2021, was $368, as compared to $39,221, for the same period in 2020. Gross profit for this segment for the nine months ended September 30, 2021 was $147,276, compared to $131,827, reported for the same period in 2020. The increase in gross profit of $15,449, or approximately 12%, is the result of decreased costs for gemstone processing for the nine months ended September 30, 2021, as compared to the same period in 2020. Operating expense for the nine months ended September 30, 2021 was $23,893 as compared to $126,142, reported for the same period in 2020. This decrease of $102,249, or approximately 81%, is the result of decreased sales and activity within the business segment.

Net income for this segment for the nine months ended September 30, 2021 was $123,383, compared to net loss of $5,684, for the same period in 2020. This is an increase in net income of $117,699 and is the result in the increase in gross profit and decreased operating expenses for the same period in 2020.

Fluorine Products. For the nine months ended September 30, 2021, we had revenues related to Fluorine Products of $29,775 compared to $172,200, for the same period in 2020, a decrease of $142,425 or approximately 83%. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. During the nine months ended September 30, 2021, we incurred $121,500 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $112,430 for the same nine-month period in 2020. This is an increase of 8% in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, we had cash and cash equivalents of $753,526 as compared to $1,113,032 at December 31, 2020. This is a decrease of $359,506 or approximately 32%. For the nine months ended September 30, 2021, net cash provided in operating activities was $64,294 and net cash provided for the nine months ended September 30, 2020 in operating activities was $960,314. The decrease in cash provided in operating activities and decrease in cash and cash equivalents at period end in the period-to-period comparison is the result of increased net loss and decreased accounts payable.

Inventories at September 30, 2021 totaled $582,298, and inventories at December 31, 2020 totaled $837,787. Previously, a significant amount of our inventory consisted of work-in-process cobalt raw material held at the ATR located outside of Idaho Falls, Idaho. Work in process includes costs to irradiate cobalt-60 material under a contract with the DOE. This material has been placed in the ATR and the Company made progress payments to purchase this material which was completed during the second quarter of 2021. At September 30, 2021, this raw cobalt material inventory at the ATR accounted for approximately 0% of our work-in-process inventory. At December 31, 2020, this in-process raw material inventory accounted for approximately 46% of our work in process inventory.

Cash used in investing activities was $196,730 for the nine months ended September 30, 2021, and cash provided in investing activities was $1,756 for the same period in 2020. The cash used in the nine months ended September 30, 2021 was for the purchase of equipment.

Financing activities used cash of $34,994, during the nine months ended September 30, 2021, and cash used by financing activities for the same period in 2020 was $636,136. During the nine months ended September 30, 2021, cash paid for interest was $69,042 and during the same six-month period in 2020, cash paid for interest was $67,575. Additionally, during the nine months ended September 30, 2021, we received $13,528 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $13,430 for the same period in 2020.

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

Total decrease in cash for the nine-month period ended September 30, 2021, was $167,430 compared to a cash increase of $325,934 for the same period in 2020.

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

At September 30, 2021, there were 7,065,000 outstanding warrants to purchase our common stock. Included in this number are 4,140,000 Class M Warrants issued February 17, 2017, with an exercise price of $0.12 per share and an expiration date of February 17, 2022; and, 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L warrants to purchases shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. At September 30, 2021, accrued interest payable on the 2013 Promissory Note totaled $234,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. At September 30, 2021, accrued interest on the 2018 Promissory Note totaled $24,770.

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we had borrowed $675,000 under the 2019 promissory note. In February 2020, we borrowed an additional $325,000. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The Class O Warrants were exercisable at an exercise price of $0.045 per share and had a term of five years. In January 2021, all 30,000,000 Class O Warrants were exercised. At September 30, 2021, accrued interest on the 2019 Promissory Note totaled $69,131.

In March 2021, one of the Company’s subsidiaries, RadQual, entered into a promissory note (the March 2021 Promissory Note) for the purchase of equipment. The principal amount under the March 2021 Promissory Note totals $101,250, bears interest at 5%, is secured by equipment, and is due March 2023.

In April 2021, we borrowed $250,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the April 2021 Promissory Note). The April 2021 Promissory Note bears an interest rate of 6% annually and is due December 31, 2022. At any time, the holder of the April 2021 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based at the price of $0.11 per share. At September 30, 2021 accrued interest on the April 2021 Promissory Note totaled $7,000.

On April 23, 2020, we, through our wholly-owned subsidiary entered into a Loan Agreement and Promissory Note (collectively the “SBA Loan”) with KeyBank National Association pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We received total proceeds of $546,100 from this SBA Loan. The SBA Loan was scheduled to mature on April 22, 2022 and had a 1.00% interest rate and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

In July 2021, we received notification from the SBA that we received approval of forgiveness of the entire loan.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had no off-balance sheet arrangements or obligations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement, dated July 8, 2021, between RadQual, LLC, International Isotopes Inc., and each of the sellers named therein.

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial statements, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

_______________

* Filed herewith.

** Furnished herewith.

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer