Form 10-K
period 2021-12-31
INTERNATIONAL ISOTOPES INC
filed 2022-03-31
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 30, 2021, the last business day of the registrant’s second fiscal quarter, was approximately $50 million. For purposes of this calculation, all directors and executive officers of the registrant and holders of 10% or more of the registrant’s common stock are assumed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 22, 2022, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 503,167,121 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

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

General Business and Products Description

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards, and provides radiochemicals for clinical research and life sciences. The Company also produces a variety of cobalt-60 products and supports contract manufacturing activities for clients radiopharmaceutical and radiochemical products.

We were formed as a Texas corporation in 1995. Our wholly-owned subsidiaries are International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; International Isotopes Transportation Services, Inc., an Idaho corporation; RadQual, LLC, a [X] limited liability company (RadQual); and TI Services, LLC, a [X] limited liability company (TI Services). Our core business consists of five reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Radiological Services, and Fluorine Products.

During 2021, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2021, we:

•	Increased sales in the Radiochemical segment by 5% mainly due to a 9% increase in sales of our FDA approved generic sodium iodide I-131 drug product.

•	Purchased the remaining 75.5% of RadQual for an aggregate purchase price of approximately $4.4 million, which was paid in shares of our common stock, resulting in the issuance of 40,176,236 shares of our common stock as consideration, making RadQual and TI Services wholly owned subsidiaries of International Isotopes, Inc.

•	Successfully obtained cobalt-60 from the Department of Energy (DOE) to increase our cobalt source production activities which contributed to an 11% increase in Cobalt Product revenues.

•	Developed several new products for our Nuclear Medicine products segment and expanded these products into Positron Emission Tomography (PET) imaging standards.

•	Expanded sales of our nuclear medicine products through exercising our management opportunity with RadQual, LLC (RadQual). In particular, we increased our international sales by utilizing the marketing and distribution expertise of our wholly owned subsidiary TI Services; and

•	Continued to pursue viable opportunities to obtain government or commercial contracts for depleted uranium de-conversion services for our U.S. Nuclear Regulatory Commission (NRC) licensed de-conversion project in Lea County, New Mexico.

Also, in February 2022, we completed the previously announced sale of certain assets (the “Assets”) to Pharmalogic Idaho, LLC for $4.0 million in cash (the “Transaction”) pursuant to the terms of the Asset Purchase Agreement, dated February 10, 2022 (the “Agreement”). The Assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

In 2022, we plan to continue efforts to further expand and improve upon our operations in our core business segments. We intend to continue to invest in these segments and work to pursue product development, reduce production costs, and expand sales in each of our segments. The following paragraphs provide a brief description of each of our business segments. Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 15 to our Consolidated Financial Statements which begin on page F-7.

Nuclear Medicine Standards

This segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. These products are manufactured through an exclusive manufacturing agreement with our wholly-owned subsidiary, RadQual. In July 2021, we purchased the remaining 75.5% interest of RadQual. Prior this purchase we were one of two managing members of RadQual and had significant influence in management decisions with regard to RadQual’s business operations. Following the July 2021 acquisition, we have now fully consolidated the income and expenses from both RadQual LLC and TI Services.

There are over 5,000 nuclear medicine centers in the United States (U.S.) that require nuclear medicine products on a regular repeat basis. We have been manufacturing these products for RadQual since 2001. Most nuclear medicine product sales are to U.S. customers. However, in recent years, because of stronger marketing efforts, we have seen an increase in foreign sales, as shown in Note 14 to the accompanying audited financial statements. All these products contain radioactive isotopes that decay at a predictable rate. Therefore, customers are required to periodically replace most of these products when they reach the end of their useful lives. The useful life of these products varies depending on the isotope used in manufacture, but in most cases averages eighteen months to two years. Most of the isotopes used in manufacturing these nuclear medicine products are available from various sources world-wide and we are not dependent on a single supplier. In addition to the products themselves, we have developed a complete line of specialty packaging for the safe transportation and handling of these products.

Cobalt Products

Our cobalt products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy as well as various industrial applications, and recycling of expended cobalt sources.

Bulk cobalt sales have historically accounted for a significant amount of the total revenue from this business segment, and we are reliant on cobalt production in the DOE’s Advanced Test Reactor (ATR) located in Idaho. Through continued work with the DOE, a new cobalt target was designed and in October 2014 we entered into a ten-year agreement with the DOE for the irradiation of the new target design. In 2020 and 2021, we received shipments of these cobalt targets. Unfortunately, their specific activity was far below expectations. As such, we revised our contract with the DOE to purchase the remainder of these cobalt targets at a discounted rate. We are again working with the DOE to schedule future production of both high and low specific activity cobalt. After completing the 2014 agreement with the DOE, we entered into contracts with several customers for the sale of this material. In accordance with those agreements, we began receiving pre-payments from customers on future cobalt shipments which we recorded as unearned revenue. We were able to fulfill some of these contracts with the cobalt we received in 2020 and 2021 from the ATR and with cobalt we obtained through secondary suppliers. Accordingly, at the time of shipment, customer payments previously recorded as deferred revenue were reclassified as revenue.

The year-over-year demand for cobalt products has remained strong as a result of the introduction of several new types of cobalt therapy units and we have continued to see demand for cobalt-manufactured products for those devices. We have explored, and intend to continue to explore, opportunities to further develop cobalt products and sales on an on-going basis. The production, use, transport, and import/export of these products are all heavily regulated, but we have developed an experienced staff of technicians, shipping specialists, and supervisors as part of our efforts to comply with the regulations and support cost effective, timely delivery of these products.

At the present time, we are the sole purchaser of high activity cobalt from any of the DOE reactors in the U.S. There are a few other cobalt source manufacturers in North America. We believe both our product and service provide us with a competitive edge in competing with these other manufacturers.

Radiochemical Products

This segment includes the production and distribution of various isotopically pure radiochemicals for medical, industrial, and research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer and market demands. In February 2020, we received FDA approval of our ANDA for our generic sodium iodide I-131 drug product. Our generic sodium iodide drug product is the only generic product of this type manufactured in the U.S. and offers customers an attractive domestic alternative to the single existing foreign commercial drug manufacturer. We have two suppliers of sodium iodide I-131 from whom we purchased material during 2021 to produce this product in the most reliable manner possible.

In April 2019, we entered into a manufacturing and supply agreement with a company to provide contract manufacturing services for certain iodine products. We completed a 6,000 square foot expansion to our existing facility and installed the equipment necessary to support this cGMP contract manufacturing opportunity. However, in December 2020, at the request of the other company we terminated the contract manufacturing relationship through a settlement agreement. As part of the agreement, we received a termination payment consisting of cash and the other company’s relinquishment on all claims to their improvements in the expansion to our facility and all the equipment purchased by them. The termination payment resulted in a significant one-time gain of approximately $2,900,000 which we recognized under “other income” in 2020. In February 2022, we were able to sell these improvements and equipment in the expansion of our facility for an additional gain of approximately $1,800,000.

Radiological Services

The current services included in this segment are radioactive source disposal and processing certain materials for exempt distribution.

On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. On January 5, 2021, we were notified by the DOE that we had been indemnified from any financial liability for this event under the Price Anderson Act (PAA). As part of this indemnification notification, we received payment in full for our claim with the DOE for recovery of certain expenses incurred for this event. We recognized Other Income of approximately $150,000 in the 2021, for additional cost recoveries for this event. All remaining cost recoveries as part of this settlement with the DOE were recognized in previous financial periods pursuant to ASC 410-30. We used these funds to pay all outstanding subcontractors and reimburse their insurance company for payments they previously paid to us for this matter. We concluded a final settlement with our insurance company and all others regarding this claim in 2021.

Our corrective actions for this event included termination of all field service activities and removal of these activities from the Company’s NRC license. The loss in revenue resulting from suspension of radiological field service work has been compensated for by increased revenues in our remaining business segments.

In January 2020 we notified our gemstone processing customer that we were terminating their contract for a failure to meet minimum processing volume requirements. The termination activities and wrap up of this service was substantially concluded in 2021 and we saw a steady decline in revenue from this service as production has been concluding. In the first half of 2022, we plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of sales in our nuclear medicine and radiochemical products segments.

Fluorine Products and the Planned Uranium De-Conversion Facility

We established the fluorine products business segment in 2004 to support production and sale of various fluoride gases produced using our Fluorine Extraction Process (FEP). FEP was intended to be completed in conjunction with the operation of a proposed depleted uranium (DUF6) de-conversion facility in Lea County, New Mexico. DUF6 is the waste by-product of uranium enrichment, and any uranium enrichment facility will create very large quantities of DUF6. In October 2012, we received a construction and operating license from the NRC for the planned facility. Changes in the nuclear industry near the end of 2013, however, significantly reduced commercial demand for this type of facility. Therefore, we suspended all further development work on the project. We still anticipate a potential future need for a depleted uranium conversion facility and, therefore, we are keeping all licenses and permits current.

In connection with the proposed de-conversion facility, Lea County, New Mexico transferred property to us under the provisions of the New Mexico Local Economic Development Act, Project Participation Agreement (PPA) as a location for construction of the facility. Under the original agreement, we were obligated to meet certain performance objectives for construction start and staffing levels. Because of the project delay we did not meet those objectives. We plan to continue to work with Lea County to execute a modification to the agreement at some future point should the project move forward. If we do not extend or modify the commitment dates in a modified agreement then we may either purchase or re-convey the property to Lea County, New Mexico. If we do not retain title to the property, it could have a material adverse impact on future plans for the project.

Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse. Our current core business operations involve products that are used in a wide variety of applications and in various markets. The following provides an explanation of the markets and competitive factors affecting our current business segments.

Nuclear Medicine Standards

Calibration and reference standards are required for the daily operational checks and calibration of the measurement of SPECT and PET imaging devices frequently used in nuclear medicine. Calibration and quality assurance testing are required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. We exclusively manufacture many of these reference standard products for our wholly-owned subsidiary, RadQual, which in turn has many distributors who make direct sales in the U.S. and internationally. We directly ship these products to all 50 states and many overseas locations. There is only one other major producer of these products in the world that competes directly with us for these products. Most of the products manufactured by our competitor are similar in design to our products because all must meet Original Equipment Manufacturer (OEM) dimensional and performance standards. However, we attempt to differentiate our products from our competitor’s products through increased levels of quality control and customer service. We are certified under ISO-9001:2015 and ISO-13485-2016 quality programs that have allowed us to start selling these products into several foreign countries that require this additional quality certification for manufacturers. We use a small number of suppliers for the isotopes and other materials used in manufacturing these nuclear medicine products, but if we were to lose any of these suppliers, others would be available. We are also working to expand the number and types of products that are manufactured in this segment.

Cobalt Products

In 2014, we entered into a new 10-year agreement with the DOE utilizing a new cobalt target design for high activity cobalt production. Because of the lengthy irradiation time required we initially anticipated that cobalt shipments to customers would resume in late 2018. However, due to delays in the ATR operating schedule we were not able to take our first shipment of these targets until March 2020. Due to lower than desired activity rates in the material, we bought the remaining targets at a discounted rate and are now working with the DOE on future purchases. Our cobalt products are used in applications such as radiation therapy, security devices, radiography examination and in some commercial applications. While there are other technologies available to provide external radiation therapy, there are several new devices just gaining market approval that still depend on cobalt sources for their specialized applications. There are currently no other producers of high specific activity cobalt in the U.S., however, there are producers of high specific activity material in Canada and several other countries. In addition to us, there is only one other company in the U.S. currently licensed to handle large quantities of cobalt.

There has been a significant increase in regulation by the NRC in recent years that has created a significant barrier to new entrants to this market. We expect steady demand for cobalt sealed source products over the next several years but are primarily dependent upon our contract relationship with the DOE for a large portion of our cobalt production supply. An interruption in the operation of the ATR could have a negative impact on our cobalt products business segment.

Radiochemical Products

In February 2020, our ANDA for a generic radiochemical sodium iodide drug product was approved by the FDA. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the first and only generic sodium iodide I-131 product approved by the FDA in the US. Our product is the only generic product of this type manufactured in the U.S. The only other supplier in the U.S. of an FDA approved sodium iodide product comes from a foreign manufacturer.

We started commercial sales of the drug product in the first quarter of 2020, and these sales had a significant positive impact on our revenues for 2020 and 2021. We expect continued growth in sales for this product in 2022 and beyond. We are also considering other generic drug opportunities and plan to expand the range of FDA approved products offered within this business segment in the coming years.

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

In February 2022, we sold the improvements and equipment in our expansion to our manufacturing facility. Using the capital from this sale, we are currently developing a business plan and exploring other opportunities to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities. We believe that we are uniquely qualified and have a competitive advantage for future opportunities because we have a unique combination of NRC licensing, GMP compliant operating facility, and trained personnel.

Fluorine Products and the Planned Depleted Uranium De-Conversion Facility

Our Fluorine Products segment was developed in conjunction with uranium de-conversion to take advantage of the anticipated need for depleted uranium de-conversion services. During 2013, we curtailed all further work on the de-conversion facility because of a lack of demand for uranium de-conversion services at that time. However, we believe that in the future there will be a demand for this service to address still growing stockpiles of depleted UF6. When that demand occurs, we believe the groundwork we have completed on the depleted uranium de-conversion and fluorine extraction project should put us in a strong position to take advantage of the NRC license that has already been issued for this facility and should serve to justify the financial investment in this uranium de-conversion project in the future.

Radiological Services

In previous years, we performed radiological field service activities involving installation or decommissioning of radiation devices in hospitals, research institutions, and various other commercial facilities. In May 2019, while performing a contract for the DOE, our field services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. Because of the severity of this event, we suspended these contract activities and have removed this activity from our NRC license. We believe that the loss in revenue resulting from suspension of radiological field service work will be compensated for by increased revenues in our remaining business segments.

In January 2020 we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service were substantially performed in 2021 and we saw a steady decline in revenue from this service as production was wrapped up. In the first half of 2022, we plan to convert the spaces in the facility that were used to perform this contract work into increased Nuclear Medicine product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

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

In October 2012, we were granted a 40-year construction and operating license by the NRC for our planned depleted uranium de-conversion and fluorine extraction processing facility (the “de-conversion facility”). The de-conversion facility is planned to be located in Lea County, New Mexico. Further engineering work on the proposed de-conversion facility was placed on hold in 2013 until additional contracts for utilization could be obtained. There is no specific timeline required by the NRC for the start of construction on this project. The majority of the pre-construction design, licensing and state permitting has already been completed for the project and a ground water permit from the state of New Mexico remains to be obtained before the plant could begin operation.

Regulation of Radioisotope Production Waste

All our manufacturing processes generate some radioactive waste. We must handle this waste pursuant to the Low-Level Radioactive Waste (LLRW) Policy Act (LLRW Act), which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal. We have obtained all necessary permits and approvals for the disposal of our waste materials, and we do not anticipate any negative changes in capacity or regulatory conditions that would limit or restrict our waste disposal capabilities.

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

We are also subject to inspection by the FDA to manufacture our sodium iodide I-131 product in compliance with our ANDA for sodium iodide I-131 and all applicable cGMP requirements for this and other contract manufactured products. We are registered with the FDA as a drug manufacturing facility, and we are subject to periodic and random inspections by the FDA for the continued manufacture of drug products.

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

Environmental Compliance

We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations include, but are not limited to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA) and state statutes such as the Idaho Hazardous Waste Management Act, the LLRW Policy Act, NRC regulations concerning various irradiated, radioactive, and depleted uranium materials, and U.S. DOT regulations concerning shipment of radioactive materials. Certain of these laws and regulations can impose substantial fines and criminal sanctions for violations and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We have incurred, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. For the years ended December 31, 2021 and 2020, we incurred costs of approximately $52,000 and $190,171, respectively, for licensing and monitoring fees. In addition, changes in laws, regulations and enforcement of policies, or the imposition of new clean-up requirements or remedial techniques, could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Distribution Methods for Products

We sell our products directly to our customers who, in some cases, are both end users and distributors. We use common commercial carriers for delivery of our products. For smaller quantities of material, and overnight and next-day delivery, we utilize other commercial carriers.

Dependence on Customers

Historically, we have been dependent on one customer, RadQual, of which we owned 24.5%, for a significant amount of our gross revenue. In July 2021, we purchased the remaining 75.5% of the ownership interest in RadQual, making it a wholly-owned subsidiary. Our sales to RadQual for 2021 accounted for approximately 28% of our total gross revenue for 2021 and our sales to RadQual for 2020 totaled approximately 26% of our total gross revenue for 2020. The change in ownership of RadQual has substantially eliminated any risks associated with having RadQual as a single major customer.

Combined sales, on which we are dependent, to our three largest customers, accounted for 17% of our total gross revenues in 2021 and accounted for 11% of our total gross revenues in 2020.

Patents, Trademarks, Licenses and Royalty Agreements

In 2004, we obtained certain patents related to the FEP. In 2010, we were granted an additional process patent on the FEP process. During 2012, we were granted additional process patents for the FEP process in the United States.

Employees

As of December 31, 2021, we had 32 total employees, including 30 full-time employees.

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

Readers should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related To Our Company

We have incurred, and may continue to incur, losses. We have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2021, we have generated $142,999,345 in revenues and an accumulated deficit (including preferred stock dividends and returns) in the amount of $126,764,081. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take, actions to improve our financial condition and results of operations. The availability of necessary working capital, however, is subject to many factors beyond our control, including, among other things, our ability to obtain financing on favorable terms, or at all, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

We may need additional financing to continue operations. Because we may continue to experience negative cash flow, we may need to obtain additional financing to continue operations. Management will continue to plan and take actions to improve our financial results which could enhance our ability to obtain financing. However, obtaining additional financing is subject to many factors beyond our control and may not be available to us on acceptable terms or at all. If we are unable to raise additional funds when needed, we could be required to delay development and construction of projects, reduce the scope of, abandon or sell some or all our growth projects or default on our contractual commitments in the future, any of which would have a material adverse effect on our business, financial condition and operating results.

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

Radioactive Waste. All our manufacturing processes generate some radioactive waste. For waste that cannot be decayed in storage we must handle this waste pursuant to the LLRW Policy Act, which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal. An unexpected or material increase in these costs could have a material adverse effect on our financial condition and results of operations.

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

In addition, public health epidemics or outbreaks could adversely impact our business. For example, the COVID-19 pandemic had a significant impact upon our business operations in 2020 and 2021. The future developments of COVID-19, length and continued severity of the pandemic, the impacts of variants, the continued efficacy of vaccines, and the extent of further economic impact are highly uncertain and cannot be predicted with confidence. In particular, the continuation of the pandemic could result in a further negative impact on the global economy and financial markets, resulting in even more significant economic downturn, and could also continue to adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and product development operations and could have a continued adverse impact on our operations, financial results, and cash flow.

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during 2020 and 2021.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  The decrease in sales for 2020 and 2021 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures.

To-date we have not furloughed or terminated any employees as a result of the financial impact of COVID-19. The Company has only seen a limited impact in our raw material supply chain related to the COVID-19, primarily some plastics which have been in strong demand for certain types of PPE. Alternative sources of raw materials have been obtained without any interruption to production.  However, if we are unable to obtain alternative sources of raw materials in the future or if we experience other disruptions from the COVID-19 pandemic, we may experience an adverse impact on our operations, financial results, and cash flow.

Global economic and political conditions that affect supply chain fulfillment or create price inflation could have a negative effect on our operations and financial results. The raw materials we use for our products are shipped in from domestic or international suppliers. Global supply chain disruption can affect our ability to get these key raw materials. We ship our products throughout the United States and internationally. As such, increases to shipping costs due to inflated fuel costs or other relevant costs can affect the prices of our materials and shipping. These increased costs could have an adverse effect on our revenues and profit margins for our products.

Our future growth is largely dependent upon our ability to develop new products that achieve market acceptance with acceptable margins.  Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon several factors, including, but not limited to, our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, and (iv) develop, manufacture, and bring products to market quickly and cost-effectively. Our ability to develop new products based on technological innovation or U.S. FDA approval can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we currently anticipate. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

We are dependent on various third parties in connection with our business operations.  The production of high-specific activity cobalt is dependent upon the DOE, and its prime-operating contractor, which controls the Idaho reactor. Current activity at the Idaho ATR may continue to affect the supply of cobalt material needed for the manufacture of cobalt sources. Loss of the ability to use, or cost-effectively use, these irradiation services would significantly impact our cobalt products business segment because there is not currently another reactor available in the U.S. that is capable of providing this type of service for us. Our radiochemical iodine is supplied to us through two supply sources. Unanticipated contract terminations by these suppliers or other third parties would have a material adverse impact on our operations, financial results, and cash flow.

We are dependent on a limited number of customers in connection with some of our current business operations. Combined sales to our three top customers accounted for 17% and 11% of our total gross revenue during 2021 and 2020, respectively. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us. As of December 31, 2021, there were approximately 15,507,500 shares of common stock issuable upon the exercise of vested stock options, at a weighted-average exercise price of $.05 per share. An additional 37,239,804 shares were reserved for issuance under our equity plans as of December 31, 2021. Our outstanding preferred stock and certain of our outstanding debt is also convertible into shares of our common stock at the holders’ option. In addition, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or fund our planned uranium de-conversion plant. Any such issuances will have the effect of further diluting the interest of the holders of our securities. Also, outstanding as of December 31, 2021, were Class M Warrants (as defined below) for the issuance of 4,140,000 shares of common stock, which have since expired, and Class N Warrants (as defined below) for the issuance of 2,925,000 shares of common stock. The weighted average exercise price for all outstanding warrants as of December 31, 2021, was $0.11 per share. In February 2022, 515,000 Class M Warrants were exercised at a price of $0.12.

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

• produce commercially viable volumes of high-purity fluoride products using FEP;

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

We currently hold conditional title to the property in Lea County, New Mexico where the proposed plant is to be constructed. The property location for our planned facility is located in Lea County, New Mexico. Lea County, New Mexico has transferred the property to us under the provisions of the New Mexico Local Economic Development Act, Project Participation Agreement. Under the original agreement, we were obligated to meet certain performance objectives; namely starting Phase I construction no later than December 31, 2014, completing Phase I and hiring at least 75 employees by December 31, 2015, in order to retain title to the property. We did not meet either of those deadlines. However, in July 2015, we executed an amendment to the PPA that extended the due date of the Phase I construction to December 31, 2016, and Phase I completion and hiring at least 75 employees to December 31, 2016. We did not meet either of those deadlines. We plan to work with Lea County to execute an additional modification to the agreement to further extend these dates once an estimated restart date for the project is determined. If we do not succeed in extending the commitment dates then we may, at our sole option, either purchase or re-convey the property to Lea County, New Mexico. If Lea County does not agree to a contract modification and we do not retain title to the property, it could have a material adverse impact on our planned de-conversion and FEP project since another location would need to be selected and evaluated for environmental compliance.

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

Land - Lea County, New Mexico – In August 2011, we received land from Lea County, New Mexico, pursuant to a PPA, whereby the land was deeded to us for no monetary consideration. In return, we committed to construct a uranium de-conversion and FEP facility on the land. In order to retain title to the property, we were to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. We did not meet the performance milestones set forth in the PPA and we executed a modification to the agreement extending these due dates to December 31, 2016 and 2017, respectively. We plan to work with Lea County to execute an additional modification to the agreement to further extend these dates once an estimated restart date for the project is determined. If we do not succeed in extending the commitment dates or in reaching performance dates set forth in a modified agreement then we may, at our sole option, either purchase or re-convey the property to Lea County, New Mexico. The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment. We have not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet our obligations under the agreements for permanent transfer of the title.

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

Holders of Record

As of March 22, 2021, there were 503 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

We are a smaller reporting company, and therefore, are not required to provide the information required by this item.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards and provides radiochemicals for clinical research and life sciences. The Company also produces a variety of cobalt-60 products and supports clients contract manufacturing of radiopharmaceutical and radiochemical products. A more detailed description of each of these product lines and services along with a description of our business segments can be found in Item 1, “Business” within this Annual Report.

During 2021, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2021, we:

•	Increased sales in the Radiochemical segment by 5% mainly due to a 9% increase in sales of our FDA approved generic sodium iodide I-131 drug product.

•	Purchased the remaining 75.5% of RadQual, LLC, making RadQual, LLC and TI Services, LLC wholly-owned subsidiaries of International Isotopes, Inc.

•	Successfully obtained cobalt-60 from the Department of Energy (DOE) to increase our cobalt source production activities which contributed to an 11% increase in Cobalt Product revenues.

•	Developed several new products for our Nuclear Medicine products segment and expanded these products into Positron Emission Tomography (PET) imaging standards.

•	Expanded sales of our nuclear medicine products through exercising our management opportunity with RadQual, LLC (RadQual). In particular, increased our international sales by utilizing the marketing and distribution expertise of our joint venture with RadQual, TI Services, LLC (TI Services); and

•	Continued to pursue viable opportunities to obtain government or commercial contracts for depleted uranium de-conversion services for our U.S. Nuclear Regulatory Commission (NRC) licensed de-conversion project in Lea County, New Mexico.

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during 2020 and 2021.  There was no discernable impact from COVID-19 to our cobalt products business segment during the period.  The decrease in sales for 2020 and 2021 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. In 2021, our sales recovered somewhat, but we believe there is still some pent-up customer demand that was not realized in 2021 due to continuing factors related to COVID-19. The sale of radiochemical products increased during the year; however, we believe the increases in revenue for 2020 and 2021 would have been greater were it not for the negative impact of COVID-19.

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

Business Strategy and Core Philosophies

Broadly defined, our business strategy is to continue to build our reputation as a leader in the cobalt, radiochemical, and nuclear medicine product industries, and to maximizing the revenue potential of our generic sodium iodine I-131 product and our expanded contract manufacturing capabilities. We also intend to continually seek ways to improve our customer service and expand our market share, with the ultimate goal of providing greater return to our shareholders. Specifically, we are continuously working with our customers to improve and develop new products to better serve the needs of the end user which, ultimately, we believe will boost product sales. A key part of our short-term and long-term business strategy is to develop and market additional generic drug products, similar to our sodium iodide I-131 product, which will offer customers high quality, reliable, and affordable products as well as increase our revenues. In addition, we will manage cash reserves and pursue additional financial support that will be structured in such a way to support further expansion of our products and services to exploit additional market opportunities.

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

Results of Operations

Following is a summary of results of operations for 2021:

•	Revenue in 2021 was approximately $9.6 million, which was a 3% increase compared to 2020;

•	Our 2021 sales in our Radiochemical Products, Cobalt Products, and Nuclear Medicine Standards business segments increased by approximately 5%, 11%, and 5% respectively as compared to 2020;

•	Our 2021 sales in Radiological Services and Fluorine Products business segments declined by approximately 26% and 83% respectively as compared to 2020 due to a phasing out of these business operations;

•	Our total gross profit rate increased to 59% in 2021 from 58% in 2020; and

•	Our operating costs for 2021 increased approximately 9% as compared 2020.

•	We had a net loss of $902,347 in 2021 compared to a net profit of $2,202,651 in 2020

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents comparative revenues for the years ended December 31, 2021 and 2020:

Revenues	For the year ended December 31, 2021	% of Total Revenues 2021	For the year ended December 31, 2020	% of Total Revenues 2020
Radiochemical Products	$4,275,044	44%	$4,071,571	43%
Cobalt Products	1,354,517	14%	1,225,580	13%
Nuclear Medicine Standards	3,842,447	40%	3,673,256	38%
Radiological Services	160,159	2%	216,139	2%
Flourine Products	29,775	0%	178,350	2%
Total Segments	$9,661,942	100%	$9,364,896	100%

Revenues

Total revenues in 2021 were $9,661,942, compared to $9,364,865 in 2020, which represents an increase of $297,047, or approximately 3%. The performance of each segment is discussed in the following paragraphs.

	For the year ended	For the year ended
	December 31,	December 31,
Revenues	2021	2020	$ change	% change
Radiochemical Products	$4,275,044	$4,071,571	$203,473	5%
Cobalt Products	1,354,517	1,225,580	128,937	11%
Nuclear Medicine Standards	3,842,447	3,673,255	169,192	5%
Radiological Services	160,159	216,139	(55,980)	-26%
Flourine Products	29,775	178,350	(148,575)	-83%
Total Segments	9,661,942	9,364,895	297,047	3%
Corporate revenue	—	—	—	—
Total Consolidated	$9,661,942	$9,364,895	$297,047	3%

Radiochemical Products

Sales of radiochemical products accounted for approximately 44% of our total sales revenue in each of 2021 and 2020. Sales in this segment increased by $203,473, or approximately 5% to $4,275,044 as compared to $4,071,571 in 2020. The increase is a result of a $354,098 or 9% increase in radiochemical product sales year over year that was primarily the result of sales of our new generic sodium iodide I-131 drug product which was launched in March 2020. We expect sales of our new product to continue to trend upward. This increase in sales was partially offset by a reduction in payments received for contract manufacturing services year over year.

In February 2020, we received approval of an ANDA to the FDA for a sodium iodide radiopharmaceutical product for use in treatment of hyperthyroidism and carcinoma of the thyroid. We began sales of this product in March 2020, and these sales have had a significant positive impact on our revenues for 2020 and 2021. We expect continued growth in sales for this product in 2022 and beyond. This is the first of several potential generic drug products we plan to submit to the FDA in the coming years. Within this segment, we also currently distribute sodium iodide (I-131) as a radiochemical product. The radiochemical product is being used for a variety of applications including industrial use and use in investigational and clinical trials. We believe that the product enhancements we have made, in addition to the generic drug products we plan to submit to the FDA, should increase future sales in this business segment.

Additionally, we have provided contract manufacturing of radiochemical products for our customers. In 2019, we entered into a manufacturing and supply agreement with a company and completed an expansion of our existing facility to support that and other contract manufacturing activities. Because of changing market conditions that company requested a termination of that contract manufacturing arrangement, and a settlement agreement was reached with that company in December 2020. As part of the settlement agreement, we received a termination payment consisting of cash and the other company’s relinquishment on all claims to expansion of our facility and all the equipment purchased by them. The settlement resulted in a significant one-time gain for us in 2020 as detailed under Other Income (Expense) below. In February 2022, we were able to sell these assets we received in the settlement agreement for another significant one-time gain. We are currently developing a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities utilizing the cash from that sale.

Cobalt Products

Cobalt products sales accounted for approximately 14% of our total sales revenue in 2021 and approximately 13% in 2020. Sales in this segment increased by $128,937, or approximately 11%, in 2020 to $1,354,517, as compared to $1,225,580 in 2020. The increase in revenue within this segment was the result of increase Cobalt Sealed Source Manufacturing partially due to receipt of additional cobalt material from the ATR in 2021. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure this cobalt material.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in 2020. However, the material had lower than expected activity and further receipt of material was delayed until about June 2021. At that point the material still had lower than expected activity, and we reached an agreement with the DOE to purchase the material at a discounted rate. Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. We also have access to additional low specific activity material produced by the DOE and expect to obtain, process, and sell additional cobalt products as a result during 2022.

We have entered into cobalt supply agreements with several customers. Pursuant to these contracts, we will supply bulk cobalt-60 and, in some cases, provide source manufacturing and installation services for the customer. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. We recognized some of this revenue in prior years including in 2021 and 2020 when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from the ATR or alternate suppliers.

Nuclear Medicine Standards

Sales of nuclear medicine standards accounted for approximately 40% and 39%, of our total sales revenue in 2021 and 2020, respectively. Sales in this segment increased by $169,192, or approximately 5%, to $3,842,447 in 2021, as compared to $3,673,255 in 2020. This increase in sales is due partially to reopening of many imaging clinics and suspension of elective or non-essential imaging procedures that were closed at certain times during 2020 because of the COVID-19 pandemic. Additionally, the increase is due partially to easing of some interruption to distribution of our products due to temporary worldwide shipping restrictions the COVID-19 pandemic caused.

In 2017, affiliates of the Company purchased 75.5% of the member units of RadQual and at that time, we were named as one of the managing members of RadQual. Because of this change in member ownership and management, we have consolidated RadQual’s operations within the nuclear medicine segment for financial reporting since that time. For purposes of consolidation, all significant intercompany activity has been eliminated in the reporting process. In July 2021, we acquired the remaining 75.5% of the member units of RadQual. As a result of the acquisition, RadQual and TI Services are now our wholly-owned subsidiaries and are fully consolidated.

We anticipate that our sales of RadQual products will remain strong and that our ownership of RadQual will create significant future opportunities through new product development and expanding markets. Additionally, we will continue to work closely with TI Services using their expertise in marketing and distribution strategies to strengthen nuclear medicine product sales.

Radiological Services

Revenues from our Radiological Services segment accounted for approximately 2% of our total sales revenue in each of 2021 and 2020. Sales in this segment decreased by $55,980, or approximately 26%, from $216,139 in 2020, to $160,159 in 2021. The decrease in revenue is attributable to our termination of our contract for gemstone processing and field service activities.

Revenue from gemstone processing for the year ended December 31, 2021, was $131,650 compared to $172,555 for the same period in 2020. This was a decrease of $40,905, or approximately 24%. This decrease in revenue from gemstone processing is the result of termination of our gemstone processing activities. In January 2020, we notified our gemstone processing customer that the service contract with them was being terminated because the volume of gemstones sent for processing did not meet contract minimums. The termination activities and wrap up of this service substantially occurred in 2021 and the Company saw a steady decline in revenue from this service as production was wrapped up. In the first half of 2022, we plan to convert the spaces in the facility that had been used to perform this contract work into expanded Nuclear Medicine new product manufacturing. The loss in revenue expected from termination of the gemstone processing agreement is expected to be more than compensated for by the expansion of new nuclear medicine source products.

Revenue from field service work for the DOE had accounted for the majority of revenue in this segment. However, Radiological Field Services did not generate any Radiological Services segment sales in 2021 or 2020. This was the result the removal of this activity from our NRC license following the May 2019 contamination event. On May 2, 2019, our radiological services team was involved in a contamination event involving a breached cesium-137 source at an off-site location in the state of Washington. This work was being performed under a contract with the DOE. We have reviewed the results of the DOE investigation into this event and have implemented appropriate corrective actions. On January 5, 2021, we were notified by the DOE that we had been indemnified from any financial liability for this event under the Price Anderson Act (PAA).

Fluorine Products

In 2021, we had revenues related to Fluorine Products of $29,775 as compared to $178,350 in 2020. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. We may have additional revenue amounts in 2022 as this agreement continues. We developed our fluorine products in conjunction with the uranium de-conversion project, in order to take advantage of the anticipated need for depleted uranium de-conversion services. We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. In 2013, we made the decision to place continued formal design work on the proposed de-conversion facility on hold until such time that we are able to secure additional de-conversion services contracts. Until such time that work resumes on the project, we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective

FEP product customers, and interface with the State of New Mexico and Lea County officials. We continue to explore opportunities for government or commercial contracting for depleted uranium deconversion services that could still utilize FEP.

During 2021, we incurred $150,196 of planning and other expenses related to the de-conversion project, as compared to $142,896 in 2020. This is an increase of $7,300, or approximately 5%, and is the result of increased professional services allocated to this project in 2021. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Cost of Revenues and Gross Profit

Cost of revenues for 2021 was $3,924,142 as compared to $3,904,869 in 2020, an increase of $19,273, or less than 1%. Gross profit percentage increased to 59% for 2021, from 58% in 2020. The following table presents revenues and cost of revenues information:

	For the year ended December 31, 2021	% of Total Revenues 2021	For the year ended December 31, 2020	% of Total Revenues 2020
Total Revenues	$9,661,942		$9,364,896	100%
Cost of Revenues
Radiochemical Products	$1,698,124	18%	$1,744,442	19%
Cobalt Products	546,043	6%	546,197	6%
Nuclear Medicine Standards	1,679,607	17%	1,573,730	17%
Radiological Services	368	0%	40,500	0%
Fluorine Products	—	—	—	—
Total Segments	$3,924,142	41%	$3,904,869	42%

Gross Profit	$5,737,800		$5,460,027
Gross Profit %		59%		58%

During 2021, we continued to monitor and control direct costs. Raw materials used in our radiochemical products and nuclear medicine standards represented the bulk of direct costs for 2021. In each of these business segments, we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost increases for these raw materials or we may also use alternate supply sources for our material which might not carry pricing as favorable as our contracted suppliers.

In 2021, we were able increase gross profit percentage in our radiochemical segment with continued growth of sales of our new generic sodium iodide I-131 drug product. In 2021, our gross profit percentage in our nuclear medicine product segment decreased due to an increase in cost of cobalt material.

Operating Costs and Expenses

Total operating costs and expenses for 2021 were $6,418,592, as compared to $5,875,700 in 2020. This is an increase of $542,892, or approximately 9%.

The following table presents operating costs and expenses for 2021 as compared to 2020:

	For the year ended December 31, 2021	For the year ended December 31, 2020	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$2,687,735	$2,827,742	-5%	$(140,007)
General, Administrative and Consulting	3,459,143	2,828,460	22%	630,683
Research and Development	271,714	219,498	24%	52,216
Total operating expenses	$6,418,592	$5,875,700	9%	$542,892

Salaries and contract labor expense decreased by $140,007, or approximately 5%, which was the result of reduced number of personnel. In addition, non-cash equity compensation expense recorded for the year ended December 31, 2021, was $86,988 as compared to $88,180 for the same period in 2020. This is a decrease of $1,192, or approximately 1%, and is the result of equity compensation recorded for outstanding stock options granted to employees and non-employees.

General administrative and consulting expenses increased to $3,459,143 in 2021, as compared to $2,828,460 in 2020, an increase of $630,683, or approximately 22%. This increase is a result of increased licenses related to our FDA approved product, increased depreciation related to the expansion of our facility, increased cost of production supplies, increased professional services expense, and increased insurance expense.

Research and development expense was $271,714 for 2021, compared to $219,498 for 2020. This is an increase of $52,216, or approximately 24%. This increase in research and development expense was the result of increased costs associated with product development in our Nuclear Medicine business segment.

During both 2021 and 2020, we limited further investment in the planned de-conversion facility and limited further spending on the project only for expenses necessary to maintain licensing and continued interactions with New Mexico and Lea County. We will continue to delay further engineering work on the de-conversion project until we are able to secure additional contracts for de-conversion services.

Other Income (Expense)

The following table presents other income (expense) for 2021 as compared to 2020:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Other income (expense)	$683,253	$3,637,026
Interest income	111	3,192
Interest expense	(791,532)	(781,837)
Total other (expense)	$(108,168)	$2,858,381

Other income was $683,253 for 2021 as compared to other income of 3,637,026 for 2020. This is a decrease in other income of $2,953,773. The decrease is due to income recognized as part of our termination of our manufacturing and supply agreement in 2020. As part of the termination agreement, we received $500,000 cash and title to improvements and equipment that was installed in our facility. These improvements and equipment are valued at approximately $2,500,000; this was also recorded as “other income.” Additionally in 2020, we had income from PPP SBA Loans converted to grant income of $546,100 which was recorded as “other income”. In 2021 we recognized “other income” an anticipated tax refund of approximately $440,000 for the Employer Retention Credit.

Interest income in 2021 was $111 as compared to $3,192 in 2020. This decrease of $3,081 was due to decreased interest rates earned cash balances held at banks and other institutions in interest-bearing accounts.

Interest expense increased during 2021, to $791,532, from $781,837 in 2020. This is an increase of $9,695, or approximately 1%. This increased interest expense was due to an increase in interest paid for notes payable for refunds of cobalt contracts. In 2021, non-cash interest expense was $401,077 as compared to $390,938 in 2020. This is an increase of $10,139. Interest expense includes dividends accrued on our Series C Preferred Stock (as defined below) issued in 2017. In 2021, we recorded interest expense of $244,955 for dividends payable on our Series C Preferred Stock.

In connection with the 2013 Promissory Note (as defined below), we recorded $30,000 of interest expense for each of 2021 and 2020, and approximately $13,000 of non-cash interest expense related to a debt discount feature on the 2013 Promissory Note for each of 2021 and 2020.

In connection with the 2019 Promissory Note (as defined below), we recorded $40,000 and $39,000 of interest expense for 2021 and 2020 respectively, and approximately $256,000 and $249,000 of non-cash interest expense related to a debt discount feature and issuance of warrants related to the 2019 Promissory Note for 2021 and 2020 respectively.

In connection with our 2017 issuance of Series C Preferred Stock, we issued Class M Warrants and Class N Warrants. We recorded approximately $131,000 and $128,000 of non-cash interest expense for 2021 and 2020 respectively in relation to these warrants.

Net Income or Loss

Our net loss was $902,347 in 2021, compared to a net income of $2,202,651 in 2020. This is a decrease in net income of $3,104,998. Our decrease in net income was the result of $2,916,837 of other income recognized in 2020 as part of our termination agreement of our manufacturing and supply agreement and increased operating expenses in 2021 as compared to 2020.

Liquidity and Capital Resources

On December 31, 2021, we had cash and cash equivalents of $474,851 compared to $1,113,032 at December 31, 2020. Net cash used in operating activities was $161,914 in 2021, compared to net cash provided by operating activities of $1,149,625 in 2020. This represents a decrease in cash provided in operating activities of approximately $1,311,539.

Accounts receivable at December 31, 2021 were $853,675 as compared to $796,128 at December 31, 2020. Our allowance for bad debt at December 31, 2021 was $18,910 as compared to $0 at December 31, 2020.

Inventories at December 31, 2021 were $924,775 as compared to $837,787 at December 31, 2020. A large portion of our inventory consists of Cobalt target inventory. For 2021, our target inventory accounted for approximately 48% of our work in process inventory. For 2020, our target inventory accounted for approximately 61% of our work in process inventory.

In 2020, as part of our year-end procedures, we evaluated our older target inventory held at the DOE ATR for impairment and concluded that these older design targets were fully impaired due to cumulative decay of the radioactive material. This impairment resulted in a $201,249 inventory impairment expense in 2020.

Included in our raw material inventory are raw cobalt, strontium, and other raw elements. In 2021, we determined that our raw material inventory was obsolete and fully impaired. This impairment resulted in a $33,609 inventory impairment expense in 2021.

Included in our work in process inventory are in-process and completed nuclear medicine products, irradiated cobalt and nuclear medicine-related materials and products.

We recognized a net loss of $902,347, for the year ended December 31, 2021, and have an accumulated deficit of $126,764,081 since inception. To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash used in investing activities was $205,474 for 2021 and net cash provided in investing activities was $28,256 for 2020. During 2021, we used $205,474 to purchase equipment, and we used $7,744 to purchase equipment in 2020. We had proceeds from sale of equipment of $36,000 in 2020, and we had no proceeds from sale of equipment in 2021.

Financing activities used cash of $78,699 for the year ended December 31, 2021. We received proceeds from the sale of common stock in the amount of $18,890 and issued debt for proceeds of $351,255. We made principal payment on loans in the amount of $437,627 in 2021. For the year ended December 31, 2020, financing activities used cash of $637,109. We received proceeds from the sale of common stock in the amount of $16,475 and issued debt for proceeds of $871,100. In addition, we made principal payment on loans in the amount of $1,519,920 in 2020.

In February 2017, we entered into subscription agreements with certain investors, including two of our directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of our common stock (Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.10 per share, subject to adjustment.  At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.  All outstanding shares of Series C Preferred Stock must be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2023. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class M Warrants were exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and expired in February 2022. In February 2022, 515,000 Class M Warrants were exercised at a price of $0.12. The Company received $61,800 for the exercise.

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

As discussed above, in May 2017, we issued 780 shares of Series C Preferred Stock, and Class N warrants to purchase an aggregate of 2,925,000 shares of our common stock (Class N Warrants) upon conversion of $780,000 of the Notes. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.12 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock must be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2023. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class N Warrants are exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and have a term of five years.

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L warrants to purchases shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged.

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

In April 2021, we borrowed $250,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the April 2021 Promissory Note). The April 2021 Promissory Note bears an interest rate of 6% annually and is due December 31, 2022. At any time, the holder of the April 2021 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based at the price of $0.11 per share. At December 31, 2021 accrued interest on the April 2021 Promissory Note totaled $10,750.

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

Goals for 2022

Based upon the investments we have made in our facilities and investments we anticipate making, and based on projects, and products developed thus far in 2022, we have the following goals for the rest of 2022:

•	Continue to expand sales of our FDA approved sodium iodide I-131 generic drug product;

•	Begin development of one or more new generic drug products to further enhance revenue production within our Radiochemical segment and identify additional future generic product opportunities;

•	Expand sales of our nuclear medicine products and increase cash flow by offering new products and further expanding our international sales and distributor relationships;

•	Develop a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities.

•	Support research and development of an advanced COVID test at a leading research hospital, with a goal of developing an accurate, inexpensive, at home saliva-based test.

•	Continue to expand our customer base, increase revenues, reduce production and operating costs, and attempt to achieve profitability in our core business segment operations; and

•	Continue to support essential tasks related to our de-conversion project and continue to pursue any opportunities to obtain additional contracts for depleted uranium de-conversion.

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

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The other information required by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2021.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2021.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2021.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2021.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2021.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements

See the index to and the financial statements beginning on page 28, which financial statements are incorporated herein by reference.

(a)(3) Exhibits

The following documents are filed or incorporated herein by reference as exhibits to this report:

2.1++	Membership Interest Purchase Agreement, dated July 8, 2021, between RadQual, LLC, International Isotopes Inc., and each of the sellers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

2.2++	Asset Purchase Agreement, dated February 10, 2022, between International Isotopes Inc. and Pharmalogic Idaho, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022).

3.1	Restated Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated February 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269).

4.1	Form of Class N Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 18, 2017).

10.1†	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10,1 of the Company’s Current Report on Form 8-K, filed on July 21, 2020).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3	Lease Agreement (4137 Commerce Circle), dated January 20, 2020, between the Company and Adrian Rand Robison and Dorothy Robison.

10.5†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.6	Memorandum of Agreement, dated October 22, 2009, between the Company and the New Mexico Environment Department (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 27, 2009).

10.7	Gemstone Processing Agreement between the Company and Quali-Tech, Inc. (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.8	Modification #1 to the Gemstone Processing Agreement, dated November 28, 2016, between the Company and QualiTech, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.9	Manufacturing Agreement, dated January 30, 2006, between the Company and RadQual, LLC (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.10	Registration Rights Agreement, dated October 29, 2010, among the Company and certain investors party thereto (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on November 1, 2010).

10.11	Registration Rights Agreement, dated July 27, 2012, among the Company and the purchasers named therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.12	Registration Rights Agreement, dated February 17, 2017, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.13†	Amended and Restated Employment Agreement, dated May 16, 2012, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.14†	Modification #1 to the Amended and Restated Employment Agreement, dated October 12, 2016, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15	Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.16	Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.17	Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18	Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).**

10.19	Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).**

10.20	First Modification to Cobalt-60 Pellet Supply Agreement, effective April 21, 2017, between International Isotopes Inc. and Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2017).**

10.21	Loan Agreement and Promissory Note, effective April 22, 2020, between International Isotopes Idaho Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 29, 2020).

21.1	Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005).

23.1+	Consent of Haynie & Company.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_______________________________________________

† This exhibit constitutes a management contract or compensatory plan or arrangement.

** Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

++ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

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

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2022	By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

March 31, 2022	By: /s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer, Secretary

March 31, 2022	By: /s/ Robert Atcher
Robert Atcher
Director

March 31, 2022	By: /s/ Christopher Grosso
Christopher Grosso
Chairman of the Board of Directors

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of International Isotopes Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Isotopes Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory/Impairment Analysis – Cobalt-60

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

How We Addressed the Matter in Our Audit:

We obtained signed contracts with the DOE, including all contract modifications, that specified both the total number of Cobalt targets as well as the specific target identification numbers of the targets currently in production. We tested the valuation of new Cobalt inventory by viewing invoices and agreements. Lastly, we reviewed the Company's analysis of carrying costs and market value and performed an independent analysis noting the assumptions used appeared reasonable and were consistent with prior years.

Valuation of Intangible Assets/Impairment Analysis – Deconversion Facility

Description of the Matter:

As discussed in Note 2 and Note 6 to the financial statements, the Company had approximately $5 Million in assets related to the construction and operation of a depleted uranium de-conversion facility as of December 31, 2021. The construction of this facility was put on hold in a prior year and performance milestones have not been met. Because of this delay, management must assess whether these assets are impaired. Management's assessment relies on estimates, future projections of the market, and judgment.

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

Haynie & Company
Salt Lake City, Utah
March 31, 2022

We have served as the Company's auditor since 2018.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$474,851	$1,113,032
Accounts receivable	853,675	796,128
Inventories	924,775	837,787
Prepaids and other current assets	1,004,423	1,247,430
Total current assets	3,257,724	3,994,377

Long-term assets
Restricted cash	830,752	638,660
Property, plant and equipment, net	4,299,937	4,489,551
Capitalized lease disposal costs, net	246,748	—
Financing lease right-of-use asset	18,631	24,642
Operating lease right-of-use asset	2,429,622	2,539,580
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,859,473	4,025,684
Total long-term assets	13,069,418	13,102,372
Total assets	$16,327,142	$17,096,749

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,424,028	$2,115,348
Accrued liabilities	1,189,165	1,204,672
Unearned revenue	907,953	1,160,274
Current portion of operating lease right-of-use liability	121,069	86,494
Current portion of financing lease liability	8,542	7,786
Current portion of related party notes payable, net of debt discount	993,735	606,589
Current installments of notes payable	290,017	480,889
Total current liabilities	4,934,509	5,662,052

Long-term liabilities
Related party notes payable, net of current portion and debt discount	620,000	487,470
Notes payable, net of current portion	57,769	57,202
Asset retirement obligation	892,086	588,105
Financing lease liability, net of current portion	8,346	16,888
Operating lease right-of-use liability, net of current portion	2,363,815	2,484,359
Mandatorily redeemable convertible preferred stock, net of current portion and discount	4,719,822	4,913,421
Total long-term liabilities	8,661,838	8,547,445
Total liabilities	13,596,347	14,209,497

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 502,584,176 and 424,344,298 shares issued and outstanding respectively	5,025,842	4,243,443
Additional paid in capital	124,469,034	122,191,837
Accumulated deficit	(126,764,081)	(125,861,734)
Equity attributable to International Isotopes Inc. stockholders	2,730,795	573,546
Equity attributable to noncontrolling interest	—	2,313,706
Total equity	2,730,795	2,887,252
Total liabilities and stockholders' equity	$16,327,142	$17,096,749

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2021	2020

Sale of product	$9,661,942	$9,364,896
Cost of product	3,924,142	3,904,869
Gross profit	5,737,800	5,460,027

Operating costs and expenses:
Salaries and contract labor	2,687,735	2,827,742
General, administrative and consulting	3,459,143	2,828,460
Research and development	271,714	219,498
Total operating expenses	6,418,592	5,875,700

Operating loss	(680,792)	(415,673)

Other income (expense):
Other income (expense)	683,253	3,637,026
Interest income	111	3,192
Interest expense	(791,532)	(781,837)
Total other income (expense)	(108,168)	2,858,381
Net income (loss)	(788,960)	2,442,708
Income attributable to noncontrolling interest	113,387	240,057

Net income (loss) attributable to International Isotopes Inc.	$(902,347)	$2,202,651

Net income per common share - basic:	$—	$0.01
Net income per common share - diluted:	$—	$0.01

Weighted average common shares outstanding - basic	477,723,996	423,091,174
Weighted average common shares outstanding - diluted	477,723,996	431,208,535

See accompanying notes to consolidated financial statements.

4

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2021 and 2020

					Equity
					Attributable	Equity
					to	Attributable
			Additional		Internat'l	to
	Common Stock		Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Shareholders	Interest	Equity
Balance December 31, 2019	419,842,256	$4,198,423	$121,680,163	$(128,064,385)	$(2,185,799)	$2,073,649	$(112,150)

Shares issued under employee stock purchase plan	375,250	3,752	12,722	—	16,474	—	16,474
Shares issued for exercise of employee stock options	416,667	4,167	(4,167)	—	—	—	—
Stock grant	302,125	3,021	(3,021)	—	—	—	—
Stock in lieu of dividends on convertible preferred C shares	3,408,000	34,080	170,400	—	204,480	—	204,480
Convertible debenture beneficial conversion feature	—	—	102,584	—	102,584	—	102,584
Warrants issued with convertible debentures	—	—	144,976	—	144,976	—	144,976
Stock based compensation	—	—	88,180	—	88,180		88,180
Net income	—	—	—	2,202,651	2,202,651	240,057	2,442,708
Balance December 31, 2020	424,344,298	4,243,443	122,191,837	(125,861,734)	573,546	2,313,706	2,887,252

Shares issued under employee stock purchase plan	313,420	3,135	15,753	—	18,888	—	18,888
Shares issued for exercise of employee stock options	2,024,798	20,248	(20,248)	—	—	—	—
Stock grant	118,315	1,183	(1,183)	—	—	—	—
Stock issued in lieu of dividends on preferred C shares	1,398,200	13,982	193,498	—	207,480	—	207,480
Warrant exercise	32,621,409	326,214	(326,214)	—	—	—	—
Conversion of preferred C stock	1,500,000	15,000	135,000	—	150,000	—	150,000
Conversion of preferred B stock	87,500	875	174,125	—	175,000	—	175,000
Stock based compensation	—	—	84,566	—	84,566	—	84,566
Shares issued for purchase of 75.5% of RadQual	40,176,236	401,762	2,021,900		2,423,662	(2,423,662)	—
Distribution to non-controlling interest	—	—	—	—	—	(3,431)	(3,431)
Net (loss) income				(902,347)	(902,347)	113,387	(788,960)
Balance December 31, 2021	502,584,176	$5,025,842	$124,469,034	$(126,764,081)	$2,730,795	$—	$2,730,795

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(788,960)	$2,442,708
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from contract cancelation	—	(2,544,962)
Depreciation and amortization	581,274	300,120
(Gain)/Loss on disposal of property, plant and equipment	—	(36,000)
Bad debt expense	18,910	—
Accretion of obligation for lease disposal costs	43,266	41,535
Accretion of beneficial conversion feature	401,077	232,114
Equity based compensation	84,564	88,180
Forgiveness of Paycheck Protection Program Loan	—	(546,100)
Right-of-use amortization	23,989	31,273
Noncash interest expense		158,824
Changes in operating assets and liabilities:
Accounts receivable	(76,457)	79,786
Prepaids and other current assets	243,007	197,163
Inventories	(86,988)	1,453,623
Unearned revenues	(106,249)	(79,931)
Accounts payable and accrued liabilities	(499,347)	(668,708)
Net cash provided by (used in) operating activities	(161,914)	1,149,625

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	36,000
Purchase of property, plant, equipment and patents	(205,474)	(7,744)
Net cash provided by (used in) investing activities	(205,474)	28,256

Cash flows from financing activities:
Proceeds from sale of stock	18,890	16,475
Proceeds from issuance of notes payable	101,253	546,100
Proceeds from issuance of debt - related party	250,000	325,000
Distribution to non-controlling interest	(3,431)	—
Payments on financing lease liability	(7,786)	(5,188)
Principal payments on notes payable	(437,627)	(1,519,496)
Net cash (used in) provided by financing activities	(78,701)	(637,109)

Net change in cash and cash equivalents	(446,089)	540,772
Cash and cash equivalents at beginning of year	1,751,692	1,210,920
Cash and cash equivalents at end of year	$1,305,603	$1,751,692

Supplemental disclosure of cash flow activities:
Cash paid for interest	$75,786	$71,091

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion preferred dividends to stock	$207,480	$204,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	1,603	2,649,070
Increase in equity and decrease in liability for the conversion of preferred stock	$325,000	$—
Non-cash increase of capitalized asset retirement obligation for increased funding plan	$260,715	$—
Decrease in unearned revenue and increase in notes payable for repayment plan	$146,072	$—
Increase in financing lease liability and increase in financing lease right-of-use asset for asset lease	$—	$16,524
Decrease in related party notes payable and increase in equity for amounts allocated to warrants and beneficial conversion feature	$—	$247,560
Decrease in operating lease right-of use asset and right-of-use liability for disposal of old lease	$—	$697,009
Decrease in inventory and decrease in accounts payable for cancellation of DOE contract	$—	$1,132,010
Increase in fixed assets for cancellation of Progenics contract	$—	$2,544,962
Increase in fixed assets and increase in debt for purchase of fixed asset		$62,957
Increase in equity and decrease in Non-controlling interest for acquisition of non controlling interest in RadQual and TI Services	$2,423,662	$—

	December 31,
	2021	2020
Cash and cash equivalents	$474,851	$1,113,032
Restricted cash included in long-term assets	830,752	638,660
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$1,305,603	$1,751,692

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2021 AND 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business – International Isotopes Inc. (the “Company” or “INIS”) was incorporated in Texas in November 1995. The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all operations and balances of the Company and its wholly-owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc. The consolidated financial statements also include the accounts of wholly owned subsidiaries TI Services, LLC, (“TI Services”), and RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control devices, and is now headquartered in Idaho Falls, Idaho. In addition, the Company had a 24.5% interest in RadQual. In August 2017, affiliates of the Company purchased the remaining 75.5% of RadQual and at the time the Company was named as one of the two managing members of RadQual. As a result of this ownership change, the Company has significant influence in management decisions with regard to RadQual’s business operations. In July 2021, the Company purchased the remaining 75.5% of RadQual. RadQual and TI Services are now wholly-owned subsidiaries of the Company.

Nature of Operations – INIS and its subsidiaries, (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources and a varied selection of radioisotopes and radiochemicals for medical research, pharmacy compounding, and clinical applications.  The Company also distributes a varied selection of radioisotopes and radiochemicals for medical and clinical research applications. The Company also holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of five major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, Fluorine Products, and Radiological Services. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including RadQual and TI Services. All significant intercompany accounts and transactions have been eliminated during consolidation.

Significant accounting policies

a)      Financial instruments and cash equivalents

The carrying value of notes payable approximates fair value because they bear interest at rates which approximate market rates. Cash and cash equivalents, totaling $474,851 and $1,113,032 at December 31, 2021 and 2020, respectively, consist of operating accounts and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2021 and 2020, the Company had pledged cash on deposit in a money market account valued at $830,752 and $638,660 respectively, as security for a surety bond.  The surety bond is required as part of the Company’s operating license agreement with the Nuclear Regulatory Commission (“NRC”).

The Company maintains its cash accounts in various deposit accounts, the balances of which are periodically in excess of federally insured limits.

b)      Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2021, the Company has accrued an allowance for doubtful accounts of approximately $19,000 In 2020, the Company recorded no allowance for uncollectible accounts.

c)      Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first in, first out method. Work in progress inventory contains product that is undergoing irradiation and this irradiation process can take up to three years to reach high specific activity (HSA) levels. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  No impairment was recorded for the year ended December 31, 2021. For the year ended December 31, 2020, the Company determined $201,349 of cobalt inventory was impaired and expensed.

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

e)      Goodwill and other intangibles

Goodwill is not amortized but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets recorded as a result of the change in ownership of RadQual. As of December 31, 2021 and 2020, there has been no impairment of goodwill.

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2021 and 2020, the Company had no impairment losses related to intangible assets.

f)      Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment recorded during the years ended December 31, 2021 and 2020.

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

j)      Research and development costs

Research and development costs are expensed as incurred and totaled $271,714 and $219,498 for the years ended December 31, 2021 and 2020, respectively. These research and development costs were incurred to maintain our planned de-conversion facility license and in our radiochemical products and nuclear medicine standards business segments.

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

For the years ended December 31, 2021 and 2020, the Company recognized share-based compensation expense of $84,564 and $88,180, respectively, related to stock options and stock grants. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

l)      Net loss per common share – basic and diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

The table below shows the calculation of diluted shares:

	December 31,
	2021	2020
Weighted average common shares outstanding - basic	477,723,996	423,091,174

Effects of dilutive shares
Stock options	—	2,609,823
Warrants	—	5,507,538
Series B redeemable convertible preferred stock	—	—
Series C redeemable convertible preferred stock	—	—
Weighted average common shares outstanding - diluted	477,723,996	431,208,535

For the year ended December 31, 2021, the Company had 20,777,500 stock options outstanding, 7,065,000 warrants outstanding, 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 675 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the year ended December 31, 2020, the Company had 20,400,000 stock options outstanding, 50,090,000 warrants outstanding, 4,213 outstanding shares of Series C Preferred Stock, and 850 outstanding shares of Series B Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

The table below summarizes common stock equivalents outstanding at December 31, 2021 and 2020:

	December 31,
	2021	2020
Stock options	20,777,500	20,400,000
Warrants	7,065,000	50,090,000
850 Shares of Series B redeemable convertible preferred stock	337,500	425,000
4,213 Shares of Series C redeemable convertible preferred stock	40,630,000	42,130,000
	68,810,000	113,045,000

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

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $126,764,081 at December 31, 2021 and net loss of $902,347 for the year then ended. The Company’s working capital, which includes inventory that will not be sold for up to three years, has decreased by $5,228,932 from the prior year. The Company has cash flows used by operations of $161,914.  During 2021, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products. The Company’s net loss was $902,347 in 2021, compared to net income of $2,202,651 in 2020. This is a decrease in net income of $3,104,998 which is primarily due the contract termination agreement noted below and forgiveness of the Paycheck Protection Program loan in 2020.

On April 5, 2019, the Company entered into a manufacturing and supply agreement with another company. The Company expanded its existing facility and installed the equipment necessary to support this contract manufacturing opportunity. During the fourth quarter of 2020, the contract was terminated, and the Company received cash and equipment totaling $2,544,962 as part of a contract termination settlement agreement.

During the year ended December 31, 2021, the Company continued to focus on its long-standing core business segments, which consist of its radiochemical products, cobalt products, nuclear medicine standards, and radiological services segments, and in particular, the pursuit of new business opportunities within those segments.

In addition to the Company’s cobalt production agreement with the DOE, the Company entered into supply agreements in 2015 with several customers for the purchase of cobalt-60. It takes several years to irradiate cobalt targets to the desired level of activity; the shipment of cobalt-60 product to these customers is delayed until cobalt that fits the customers need can be produced.  Pursuant to these cobalt-60 supply agreements, the Company will not only supply cobalt-60 to the customers but, in some instances, will also provide on-going services with respect to manufacturing and selling cobalt sources. Each contract requires quarterly progress payments to be paid by customers to the Company.

Due to changes in the nuclear industry over the past few years, the Company’s plans for the design and construction of a large-scale uranium de-conversion and fluorine extraction facility were placed on hold.  The Company expects that further activity on this project will remain on hold until the market and industry conditions change to justify resuming design and construction of the facility.  The Company will continue to incur some costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. In July 2015, the Company announced that it executed an amendment to its Project Participation Agreement (PPA) with the Lea County, New Mexico Board of Commissioners. The PPA granted to the Company direct and indirect assistance for locating its proposed depleted UF6 de-conversion facility in Hobbs, New Mexico. The principal component of assistance was the conveyance of approximately 640 acres of land for construction and operation of the proposed facility.  The conveyance of the land was contingent upon the Company commencing construction on Phase 1 of the facility by December 31, 2014 and hiring a certain number of employees by December 31, 2015. Under the amendment to the PPA, the Lea County, New Mexico Board of Commissioners agreed to extend those dates to December 31, 2016 and December 31, 2017, respectively. The Company did not meet the deadlines set forth in the amended PPA, but plans to continue discussions with the Lea County, New Mexico Board of Commissioners to further extend the milestone dates once contract opportunities materialize. If the Company does not succeed in extending the commitment dates or in reaching performance dates set forth in a modified agreement, then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico. The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the depleted uranium facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier, and the Company believes that it provides it with a very valuable asset. During the year ended December 31, 2021, the Company incurred costs of approximately $150,000 to maintain licenses and other necessary project investments. During the same period in 2020, the Company incurred costs of approximately $143,000 for planning and development activities on the project.

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

NOTE 3 – PURCHASED ASSET AND INVESTMENTS

Interest in RadQual, LLC

The Company had a 24.5% interest in RadQual, with which the Company has an exclusive manufacturing agreement for nuclear medicine products. On August 10, 2017, affiliates of the Company, including the Company’s Chairman of the Board and the Chief Executive Officer, acquired the remaining 75.5% interest in RadQual. As a result of this change in ownership, the Company was named as a managing member and gained the ability to exercise significant management control over the operations of RadQual. Because of this increased management ability, and pursuant to GAAP, the Company has consolidated the accounts of RadQual into its financial statements beginning as of August 10, 2017.

In July 2021, the Company purchased the remaining 75.5% interest in RadQual for an aggregate purchase price of approximately $4.4 million, which was paid in shares of our common stock, resulting in the issuance of 40,176,236 shares of our common stock as consideration. As a result of the is purchase, the Company owns 100% of RadQual. The Company will continue to consolidate the accounts of RadQual as its wholly-owned subsidiary.

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

In July 2021, the Company purchased the remaining 75.5% interest in RadQual. As a result of the is purchase, the Company now controls 100% of TI Services. The Company will continue to consolidate the accounts of TI Services as its wholly-owned subsidiary.

NOTE 4 – INVENTORIES

Inventories consisted of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Raw materials	$—	$33,609
Work in progress	924,775	803,171
Finished goods	—	1,007
	$924,775	$837,787

Included in raw material inventory raw cobalt, strontium and other raw elements. Raw material inventory is regularly reviewed for obsolescence. In 2021, the Company determined all raw material inventory was obsolete. The remaining $33,609 of raw material inventory was reduce to $0 due to this impairment.

Previously, work in process included costs to irradiate cobalt-60 material under a contract with the DOE. This material was placed in the reactor exclusively for purchase by the Company. In 2021, the company took shipment of all remaining cobalt-60 for which it had paid irradiation charges. At December 31, 2021 and 2020, the amount of accumulated irradiation charges reported as inventory was $0 and $383,312, respectively. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling and irradiation charges. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the year ended December 31, 2021 and 2020, the Company recognized approximately $18,000 and $156,000, respectively, of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2021 and 2020:

	2021	2020	Estimated Useful Lives
Furniture and fixtures	$199,908	$200,325	3 - 5 years
Transportation equipment	114,708	111,605	5 - 10 years
Plant and improvements	1,146,312	1,146,312	5 years
Production equipment	5,807,683	5,629,154	5 - 10 years
	7,268,611	7,087,396
Accumulated depreciation	(2,968,674)	(2,597,845)
	$4,299,937	$4,489,551

Included in fixed assets are assets purchased during the planning phase for the construction of a de-conversion facility in Hobbs, New Mexico.  Although construction of the facility is currently on hold, the Company has determined that these assets continue to have future economic value based on what it considers a strong likelihood that construction of the facility will occur in the future.

Depreciation expense was $398,117 and $128,438 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – PATENTS AND OTHER INTANGIBLE ASSETS

The Company owns certain patents and patents pending related to a fluorine extraction process (FEP), for various uses of some fluoride gases as fluorinating agents, and some of the RadQual nuclear medicine calibration sources.  The FEP patents were developed in an effort to expand the potential markets for the high purity fluoride gases the Company will produce with its fluorine extraction process.   The feasibility of expanding the fluoride gas markets through the use of this patented technology is uncertain. The RadQual product patents were developed to give RadQual a unique competitive advantage by offering calibration standards exclusive to RadQual.

In October 2012, the NRC issued the Company a 40-year construction and operating license for the de-conversion facility.  Capitalized costs associated with the licensing and planning process for this license are being amortized over the 40-year life of the license.

The following table summarizes the patent and intangible activity for the years ended December 31, 2021 and 2020:

2021
Beginning	$5,382,956
Additions	8,120
Disposals	(28,448)
Ending	5,362,628
Accumulated amortization	(1,503,155)
$3,859,473

During the year ended December 31, 2021 the Company recognized $163,180 of amortization expense, and during the year ended December 31, 2020, the Company recognized $166,501 of amortization expense.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows:

Years ending December 31,
2022	$163,180
2023	163,180
2024	163,180
2025	163,180
2026	163,180
Thereafter	3,043,573
$3,859,473

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

Notes payable

In April 2018, the Company borrowed $120,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021 and the 2018 Promissory Note was modified to become secured by company assets, with all other provisions remaining unchanged. Pursuant to a fifth amendment to the 2018 Promissory Note in December 2021, the maturity date was extended to December 31, 2023 with all other provisions remaining unchanged.

At December 31, 2021, accrued interest on the 2018 Promissory Note totaled $26,570.

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of its major shareholders, pursuant to which the Company borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share (Class L Warrants). The Class L Warrants were immediately exercisable. The fair value of these warrants issued totaled $384,428 and was recorded as a debt discount and will be amortized over the life of the 2013 Promissory Note. At December 31, 2020, the remaining balance of this debt discount was $12,892. The Company calculated a beneficial conversion feature of $15,464 which will be accreted to interest expense over the life of the 2013 Promissory Note. At December 31, 2020, the remaining balance of this beneficial conversion feature was $519. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L Warrants to purchases shares of the Company’s common stock at an exercise price of $0.06 per share. The Class L Warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L Warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged.

At December 31, 2020, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $241,734. Interest expense recorded for the year ended December 31, 2021, was $30,000.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000 of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,858 with no interest charge. At December, 31, 2021 balance on this refund is $80,000.

In August 2021, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $146,072 by June 2021. Any balance of the refund amount left outstanding after December 31, 2021 accrues interest at a rate of 5% per annum until paid in full. At December, 31, 2021 balance on this refund is $146,072.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. At December 31, 2021, the remaining balance of this debt discount was $150,074. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At December 31, 2021, the remaining balance of this beneficial conversion feature was $106,192. At December 31, 2021 accrued interest on the 2019 Promissory Note totaled $79,131.

In April 2021, the Company borrowed $250,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2021 Promissory Note). The 2021 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2021 Promissory Note. The 2021 Promissory Note was originally secured and matures on December 31, 2022. At any time, the holder of the 2021 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock at a conversion price of $0.11 per share.

At December 31, 2021, accrued interest on the 2021 Promissory Note totaled $10,750.

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

As of December 31, 2020, the Company has used the entire loan proceeds to fund qualifying expenses. As a result, the Company believed that it had met the PPP eligibility criteria for forgiveness and concluded that the loan represented, in substance, a government grant that was expected to be forgiven. As such, the Company recognized the entire loan amount as ‘Other Income’ at December 31, 2020.

In July 2021, the Company received notification from the SBA that we received approval of forgiveness of the entire loan.

Notes payable as of December 31, 2021 and 2020 consist of the following:

	2021	2020

Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2023, secured	$120,000	$120,000
Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2022, secured	250,000	—
Note payable to related parties net of unamortized debt discount of $256,265 and $512,530 at December 31, 2021 and 2020, respectively, bearing interest at 4% all principal and interest due on December 31, 2022, secured	743,735	487,470
Note payable to related parties net of unamortized debt discount of $0 and $13,411 at December 31, 2021 and 2020, respectively, bearing interest at 6%, all principal and interest due on December 31, 2023, secured	500,000	486,589
Note payable to customer pursuant to a refund agreement. Interest at 12%	80,000	462,858
Note payable to customer pursuant to a refund agreement. Interest at 5%	146,072	—
Note payable to a financial institution bearing interest at 6.66% monthly installments of $805, secured	3,167	12,276
Note payable to a financial institution bearing interest at 5.99% monthly installments of $1,046, secured	54,087	62,957
Note payable for purchase contract bearing interest at 5% monthly installments of $4,442, secured	64,460	—
Total notes payable	1,961,521	1,632,150
Less: current maturities	(1,283,752)	(1,087,478)
Notes payable, net of current installments and debt discount	$677,769	$544,672

Maturities of convertible debt and notes payable, excluding debt discount and debt issuance costs, at December 31, 2020, are as follows:

Years ending December 31,
2022	$1,283,752
2023	643,361
2024	10,773
2025	11,439
Thereafter	12,196
$1,961,521

NOTE 8 – LEASE OBLIGATIONS

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

	Year Ended
	December 31
	2021	2020
Operating lease costs	$258,762	$255,416
Short-term operating lease costs	6,003	9,959
Financing lease expense:
Amortization of right-of-use assets	7,786	5,184
Interest on lease liabilities	1,855	1,768
Total financing lease expense	9,641	6,952
Total lease expense	$274,406	$272,327

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,603	$2,649,070
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$16,524
Weighted-average remaining lease term (years) - operating leases	13.1	14.1
Weighted-average remaining lease term (years) - financing leases	2.2	3.1
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.63%	8.82%

Maturities of lease liabilities as of December 31, 2021, were as follows:

	Operating leases	Finance leases
For the years ended December 31,
2022	$285,159	$9,641
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	-
2026	287,108	-
Thereafter	2,312,301	-
Total minimum lease obligations	3,745,892	18,451
Less-amount representing interest	(1,261,008)	(1,563)
Present value of minimum lease obligations	2,484,884	16,888
Current maturities	(121,069)	(8,541)
Lease obligations, net of current maturities	$2,363,815	$8,347

NOTE 9 – SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Warrants

In December 2019, the Company entered into the 2019 Promissory Note, as discussed above. In connection with the 2019 Promissory Note, the company issued 20,250,000 Class O Warrants to purchase shares of the Company’s common stock at a purchase price of $0.045 per share. All 20,250,000 Class O Warrants were exercised in January 2021.

In February 2020, the Company borrowed the remaining amount available for borrowings under the 2019 Promissory Note as discussed above. As a result and according to the terms of the 2019 Promissory Note, the Company issued 9,750,000 additional Class O Warrants to purchase shares of the Company’s common stock at a purchase price of $0.045 per share. All 9,750,000 Class O Warrants were exercised in January 2021.

The following table summarizes warrant activity for the years ended December 31, 2021 and 2020:

Warrants	Outstanding Shares	Weighted Average Exercise
Outstanding at December 31, 2019	40,340,000	$0.08
Granted	9,750,000	0.045
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	50,090,000	0.07
Granted		—
Exercised	(43,025,000)	0.07
Forfeited	—	—
Outstanding at December 31, 2021	7,065,000	$0.11

Warrants outstanding at December 31, 2021, included 4,140,000 Class M Warrants which were immediately exercisable at an exercise price of $0.12 per share and expired on February 17, 2022; 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Warrants outstanding at December 31, 2020, included 17,165,000 Class M Warrants which were immediately exercisable at an exercise price of $0.12 per share and expired on February 17, 2022; 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022; and 30,000,000 Class O Warrants which are immediately exercisable at an exercise price of $0.045 per share and expire December 30, 2024.

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

At December 31, 2021, there were 675 shares of the Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) outstanding with a mandatory redemption date of May 2022 at $1,000 per share, or $675,000 in aggregate redemption value. The Series B Preferred Stock is convertible into common stock at a conversion price of $2.00 per share. These preferred shares carry no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying consolidated balance sheets. In 2021, 175 shares of Series B Preferred Stock were converted into shares of common stock. At December 31, 2020, there were 850 shares of the Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) outstanding with a mandatory redemption date of May 2022 at $1,000 per share, or $850,000 in aggregate redemption value.

On February 17, 2017, the Company entered into subscription agreements with certain investors, including two of the Company’s directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of the Company’s common stock (the Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock will be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. In 2021, 150 shares of Series C Preferred Stock were converted into shares of common stock. At December 31, 2021, there were 4,063 shares of the Series C Preferred Stock outstanding. At December 31, 2020, there were 4,213 shares of the Series C Preferred Stock outstanding

The Class M Warrants are immediately exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and expired in February 2022.

The Company allocated the proceeds to the Series C Preferred Stock and Class M Warrants based on their relative fair value, which resulted in $2,895,379 being allocated to the Series C Preferred Stock and $537,621 being allocated to the Class M Warrants. The allocated Class M Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2021, the balance of the discount to the Series C Preferred Stock was $13,440 and the net carrying value of these 3,433 shares of Series C Preferred Stock was $3,419,560. At December 31, 2020, the balance of the discount to the Series C Preferred Stock was $120,965 and the net carrying value of these 3,433 shares of Series C Preferred Stock was $3,312,035.

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

The Company allocated the proceeds to the Series C Preferred Stock and Class N Warrants based on their relative fair value, which resulted in $675,947 being allocated to the Series C Preferred Stock and $104,053 being allocated to the Class N Warrants. The allocated Class N Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2021, the balance of the discount to the Series C Preferred Stock was $4,737 and the net carrying value of 655 outstanding shares of Series C Preferred Stock was $650,263. At December 31, 2020, the balance of the discount to the Series C Preferred Stock was $28,614 and the net carrying value of 780 shares of Series C Preferred Stock was $751,386.

The Company pays dividends on the Series C Preferred Stock in February each year. Dividends payable totaled $254,280 in February 2021 and $252,780 in February 2020. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 1,398,200 shares of common stock in lieu of a dividend payment of $205,980 in 2021 and 3,408,000 shares of common stock in lieu of a dividend payment of $204,480 in 2020. $46,800 of dividend payable was settled with cash in 2021 and 2020.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. An amendment and restatement of the plan was approved in July 2020 by the Company’s shareholders, which increased the number of shares available for purchase by 3,000,000 shares. At December 31, 2021 there were 2,786,491 shares available under the employee stock purchase plan.

During 2021 and 2020, the Company issued 313,420 and 375,250 shares of common stock to employees for proceeds of $18,888 and $16,474, respectively, in accordance with the employee stock purchase plan.

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

The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At December 31, 2021 there were 34,453,313 shares available for issuance under the 2015 Plan.

Non-Vested Stock Grants

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 195,804 fully vested shares of common stock to its Chief Executive Officer in February 2021 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.143 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $23,496, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2021, which was $0.12 per share. The Company withheld 77,489 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2021 totaled 118,315.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 500,000 fully vested shares of common stock to its Chief Executive Officer in February 2020 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.056 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $30,000, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2020, which was $0.06 per share. The Company withheld 197,875 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2020 totaled 302,125.

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Average
	Outstanding	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life	Value
Outstanding at December 31, 2019	23,655,000	$0.05		$141,000
Granted	1,325,000	0.05
Exercised	(1,000,000)	0.04		25,000
Forfeited	(3,580,000)	0.06
Outstanding at December 31, 2020	20,400,000	0.06		107,250
Granted	3,250,000	0.11
Exercised	(2,552,500)	0.04		362,410
Forfeited	(320,000)	0.07
Outstanding at December 31, 2021	20,777,500	0.06	5.4	627,615
Exercisable at December 31, 2021	15,507,500	$0.05	4.3	$557,985

The total intrinsic value of stock options outstanding at December 31, 2021 was $627,615. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.09 of the Company’s common stock as of the end of 2021 exceeds the exercise price of the options.

The Company recognized $70,366 and $70,054 of compensation expense related to these options for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the remaining compensation expense was $136,244 and will be recognized over 2.48 years.

In January 2021, 2,000,000 qualified stock options were exercised under a cashless exercise. The company withheld 250,000 shares to satisfy the exercise price and issued 1,750,000 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2021.

In January 2021, 62,500 qualified stock options were exercised under a cashless exercise. The company withheld 13,393 shares to satisfy the exercise price and issued 49,107 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2021.

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

In December 2021, 290,000 qualified stock options were exercised under a cashless exercise. The company withheld 173,400 shares to satisfy the exercise price and issued 116,600 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2021.

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

During the year ended December 31, 2020, the Company granted 1,325,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at one-year anniversary for all grants and expiration at ten-year anniversary for all grants. The weighted average exercise price for these options was $0.05 per share. The options have a fair value of $36,815 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.36% to 0.63%, expected dividend yield rate of 0%, expected volatility of 51.96% to 58.75% and an expected life between 5.5 and 7.5 years.

During the year ended December 31, 2021, the Company granted 3,250,000 qualified stock options to several of its employees. All options vest over a five-year period with the first vesting at one-year anniversary for all grants and expiration at ten-year anniversary for all grants. The weighted average exercise price for these options was $0.11 per share. The options have a fair value of $209,748 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 0.46% to 1.44%, expected dividend yield rate of 0%, expected volatility of 52.52% to 69.01% and an expected life between 5.5 and 7.5 years.

All options exercised were issued under a qualified plan and accordingly, there is no income tax effect in the accompanying financial statements.

NOTE 10 – INCOME TAXES

The Company paid no federal or state income taxes during 2021 and 2020. Income tax benefit on losses differed from the amounts computed by applying the recently enacted U.S. federal income tax rate of 21% to pretax losses as a result of the following:

	2021	2020
Income tax expense (benefit)	$(189,493)	$462,557
Book and tax differences	(36,981)	77,152
State taxes net of federal benefit	—	101,782
Change in valuation allowance	226,474	(641,491)
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred income tax asset	$—	$—
Net operating loss carryforward	7,915,642	8,025,989
Valuation allowance	(7,497,326)	(7,771,135)
Total deferred income tax asset	418,316	254,854
Deferred income tax liability - depreciation	(418,316)	(254,854)
Deferred tax asset (liability)	$—	$—

At December 31, 2021, the Company had net operating losses of approximately $37,694,000 that will begin to expire in 2024. The valuation allowances for 2021 and 2020 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on Third Parties

Sales during both 2021 to the Company’s top three customers was approximately 17% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign markets and through the establishment of the joint venture, TI Services to expand the distribution of products.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond and a restricted money market account, in the amount of $830,752, held with North American Specialty Insurance Company and Merrill Lynch, respectively.

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

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $19,500 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. Although the Company reserves the right to make discretionary matching contributions to participant accounts, there were no employer matching contributions made for either 2021 or 2020. All amounts withheld for employee contributions for 2021 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

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

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2021 and 2020:

Obligation for Lease Disposal Cost
Balance at December 31, 2019	$546,570
Increase in lease disposal costs	-
Accretion expense/amortization expense	43,266
Balance at December 31, 2020	589,836
Increase in lease disposal costs	260,715
Accretion expense/amortization expense	43,267
Balance at December 31, 2021	$893,818

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2021 and 2020, the Company had no assets carried at fair value.

NOTE 14 – REVENUE RECOGNITION

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Twelve Months Ended December 31, 2021				Twelve Months Ended December 31, 2020
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$3,774,471	$500,573	$4,275,044	44%	$3,582,796	$488,775	$4,071,571	44%
Cobalt Products	1,299,503	55,014	1,354,517	14%	1,217,495	8,085	1,225,580	13%
Nuclear Medicine Products	2,934,964	907,483	3,842,447	40%	2,889,982	783,274	3,673,256	39%
Radiological Services	160,159	—	160,159	2%	216,139	—	216,139	2%
Fluorine Products	29,775	—	29,775	0%	178,350	—	178,350	2%
	$8,198,872	$1,463,070	$9,661,942	100%	$8,084,762	$1,280,134	$9,364,896	100%

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

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the year ended December 31, 2021, the Company reported current unearned revenue of $907,953. For the period ended December 31, 2020, the Company reported current unearned revenue of $1,160,274. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2021, and December 31, 2020, accounts receivable totaled $853,675 and $796,128, respectively. For the year ended December 31, 2021, the Company accrued an allowance for doubtful accounts of $18,910.

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

The Company has identified the following business segments:

•	The Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry and includes consolidated reporting of TI Services, and the consolidated reporting of the Company’s 50/50 joint venture with RadQual.

•	The Cobalt Products segment includes management of a cobalt irradiation contract, fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

•	The Radiochemical Products segment includes production and distribution of Iodine-131 generic drug product and various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by the Company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands. Iodine-131 is the predominant radiochemical sold in this segment.

•	The Fluorine Products segment historically involved the production of small-scale qualification samples of high purity fluoride gas for various industrial applications, as well as development of laboratory and analytical processes required to support the planned uranium de-conversion and fluorine extraction facility. During 2013, these testing activities were completed, and the pilot plant facility was closed. The Company has developed or acquired all patent rights to these processes. Future work in this segment will involve license support and, as financing permits, further work related to the de-conversion facility.

•	The Radiological Services segment concerns a wide array of miscellaneous services that consists of gemstone processing and source disposal.

The following presents certain segment information as of and for the years ended December 31, 2021 and 2020:

Sale of product	2021	2020
Radiochemical products	$4,275,044	$4,071,571
Cobalt products	1,354,517	1,225,580
Nuclear medicine standards	3,842,447	3,673,256
Radiological services	160,159	216,139
Fluorine products	29,775	178,350
Total segments	9,661,942	9,364,896
Corporate revenue	-	-
Total consolidated	$9,661,942	$9,364,896

Depreciation and amortization	2021	2020
Radiochemical products	$312,405	$42,844
Cobalt products	50,389	35,046
Nuclear medicine standards	76,595	62,493
Radiological services	756	32,830
Fluorine products	114,652	114,018
Total segments	554,797	287,231
Corporate depreciation and amortization	26,477	12,889
Total consolidated	$581,274	$300,120

Segment income (loss)	2021	2020
Radiochemical products	$1,171,625	$3,966,714
Cobalt products	384,800	302,720
Nuclear medicine standards	432,003	580,236
Radiological services	129,229	58,369
Fluorine products	(120,421)	35,454
Total segments	1,997,236	4,943,493
Corporate loss	(2,899,583)	(2,740,842)
Total consolidated	$(902,347)	$2,202,651

Expenditures for segment assets	2021	2020
Radiochemical products	$3,103	$2,608,919
Cobalt products	22,242	-
Nuclear medicine standards	37,009	-
Radiological services	-	-
Fluorine products	8,120	1,565
Total segments	70,474	2,610,484
Corporate purchases	-	5,179
Total consolidated	$70,474	$2,615,663

Segment assets	2021	2020
Radiochemical products	$2,890,590	$2,916,442
Cobalt products	597,420	743,127
Nuclear medicine standards	2,256,024	2,052,220
Radiological services	3,735	60,696
Fluorine products	5,258,823	5,371,506
Total segments	11,006,592	11,143,991
Corporate assets	5,320,550	5,952,758
Total consolidated	$16,327,142	$17,096,749

NOTE 16 – SUBSEQUENT EVENTS

In March 2022, 1,000,000 qualified stock options were exercised under a cashless exercise. The Company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect.

In February 2022, 515,000 Class M Warrants were exercised at a price of $0.12. The Company received $61,800 for the exercise.

On February 10, 2022, the Company entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC (“Pharmalogic”), pursuant to which the Company agreed to sell certain assets to Pharmalogic for $4.0 million in cash. The Assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with a company. The company recorded an additional one-time gain of approximately $1.8 million from this asset sale.

On February 16, 2022, the Company received approval of a modification to the term of its Series C Convertible Redeemable Preferred Stock from a majority of the outstanding shares of the Series C Preferred Stock. The modification extends the maturity date of the Series C Preferred for approximately one year to February 28, 2023. All other terms in the Series C Preferred Stock remain unchanged.

On March 31, 2022, the Company paid in full the April 2021 Promissory Note. This note originated in April 2021 as the Company borrowed $250,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note. The March 2022 pay off included $250,000 in principal payments and $14,500 in interest paid.

