Form 10-Q
period 2022-03-31
INTERNATIONAL ISOTOPES INC
filed 2022-05-16
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the number of shares of common stock, $0.01 par value, outstanding was 506,289,408.

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended March 31, 2022

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$3,136,639	$474,851
Accounts receivable	1,464,327	853,675
Inventories	889,155	924,775
Prepaids and other current assets	792,499	1,004,423
Total current assets	6,282,620	3,257,724

Long-term assets
Restricted cash	830,763	830,752
Property, plant and equipment, net	2,076,988	4,299,937
Capitalized lease disposal costs, net	242,092	246,748
Financing lease right-of-use asset	17,129	18,631
Operating lease right-of-use asset	2,400,751	2,429,622
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,818,540	3,859,473
Total long-term assets	10,770,518	13,069,418
Total assets	$17,053,138	$16,327,142

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$914,094	$1,424,028
Accrued liabilities	959,752	1,189,165
Unearned revenue	953,895	907,953
Current portion of operating lease right-of-use liability	125,094	121,069
Current portion of financing lease liability	8,742	8,542
Current portion of related party notes payable, net of debt discount	807,802	993,735
Current installments of notes payable	48,980	290,017
Current portion of mandatorily redeemable preferred stock, net of debt discount	4,738,000	—
Total current liabilities	8,556,359	4,934,509

Long-term liabilities
Accrued long-term liabilities	140,625	—
Related party notes payable, net of current portion	620,000	620,000
Notes payable, net of current portion	54,646	57,769
Asset retirement obligation	904,402	892,086
Financing lease liability, net of current portion	6,084	8,346
Operating lease right-of-use liability, net of current portion	2,331,748	2,363,815
Mandatorily redeemable convertible preferred stock, net of current portion and discount	—	4,719,822
Total long-term liabilities	4,057,505	8,661,838
Total liabilities	12,613,864	13,596,347

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 506,237,443 and 502,584,176 shares issued and outstanding respectively	5,062,374	5,025,842
Additional paid in capital	124,885,936	124,469,034
Accumulated deficit	(125,509,036)	(126,764,081)
Total equity	4,439,274	2,730,795
Total liabilities and stockholders' equity	$17,053,138	$16,327,142

See accompanying notes to Condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2022	2021

Sale of product	$2,807,441	$1,992,512
Cost of product	1,130,698	831,354
Gross profit	1,676,743	1,161,158

Operating costs and expenses:
Salaries and contract labor	933,249	668,520
General, administrative and consulting	913,123	905,929
Research and development	206,414	37,237
Total operating expenses	2,052,786	1,611,686

Net operating loss	(376,043)	(450,528)

Other income (expense):
Other income	1,802,800	143,120
Interest income	45	35
Interest expense	(171,757)	(198,291)
Total other income (expense)	1,631,088	(55,136)
Net income (loss)	1,255,045	(505,664)
Income attributable to noncontrolling interest	—	95,488

Net income (loss) attributable to International Isotopes Inc.	$1,255,045	$(601,152)

Net income per common share - basic:	$—	$—
Net income per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	503,472,428	453,449,720
Weighted average common shares outstanding - diluted	509,768,082	453,449,720

See accompanying notes to Condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,255,045	$(505,664)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	119,118	141,706
Accretion of obligation for lease disposal costs	12,316	10,868
Accretion of beneficial conversion feature and discount	82,244	100,253
Equity based compensation	181,957	37,419
Gain on sale of property, plant and equipment	(1,797,978)	—
Right-of-use asset amortization	829	8,563
Changes in operating assets and liabilities:
Accounts receivable	(610,652)	(297,995)
Inventories	35,620	11,397
Prepaids and other current assets	211,924	903,070
Accounts payable and accrued liabilities	(394,242)	(771,832)
Unearned revenues	45,942	68,919
Net cash used in operating activities	(857,877)	(293,296)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,000,000	—
Purchase of property, plant and equipment	(51,100)	(158,755)
Net cash provided by (used in) investing activities	3,948,900	(158,755)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	66,997	4,478
Payments on financing lease	(2,062)	(1,880)
Proceeds from the issuance of notes payable	—	101,250
Principal payments on notes payable	(494,159)	(158,580)
Net cash used in financing activities	(429,224)	(54,732)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,661,799	(506,783)
Cash, cash equivalents, and restricted cash at beginning of period	1,305,603	1,751,692
Cash, cash equivalents, and restricted cash at end of period	$3,967,402	$1,244,909

Supplemental disclosure of cash flow activities:
Cash paid for interest	$44,818	$50,128

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$204,480	$207,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$—	$1,603
Increase in equity and decrease in liability for the conversion of preferred stock	$—	$25,000

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:
	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$3,136,639	$414,226
Restricted cash included in long-term assets	830,763	830,683
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,967,402	$1,244,909

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2022

(Unaudited)

					Equity
					Attributable	Equity
					to	Attributable
	Common stock		Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2022	502,584,176	$5,025,842	$124,469,034	$(126,764,081)	$2,730,795	$—	$2,730,795
Shares issued under employee stock purchase plan	67,945	679	4,518	—	5,197	—	5,197
Stock grant	187,231	1,872	(1,872)	—	—	—	—
Stock in lieu of dividends on convertible preferred C	2,271,980	22,720	181,760	—	204,480	—	204,480
Shares issued for exercise of employee stock options	611,111	6,111	(6,111)	—	—	—	—
Warrant exercise	515,000	5,150	56,650	—	61,800	—	61,800
Stock based compensation	—	—	181,957	—	181,957	—	181,957
Net (loss) income	—	—	—	1,255,045	1,255,045	—	1,255,045
Balance, March 31, 2022	506,237,443	$5,062,374	$124,885,936	$(125,509,036)	$4,439,274	$—	$4,439,274

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

March 31, 2022

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly owned subsidiaries, including RadQual, LLC (RadQual) and TI Services, LLC (TI Services). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology, and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control and calibration devices, and is headquartered in Idaho Falls, Idaho. In August 2017, affiliates of INIS purchased 75.5% of RadQual and at the time INIS was named as one of the two managing members of RadQual. In July 2021, INIS purchased the remaining interest in RadQual and now owns 100% of RadQual. INIS, its subsidiaries (including RadQual) and TI Services are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – The Company manufactures a full range of nuclear medicine calibration and reference standards, generic sodium iodide I-131 drug product, cobalt teletherapy sources, and a varied selection of radiochemicals for medical research, and clinical applications. For 2022, the Company’s business consists of four business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products. Due to minimal activity, the Radiological Services business segment has been merged into the Company’s Nuclear Medicine Standards segment as of January 1, 2022. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements are presented in conformity with GAAP and include all operations and balances of INIS and its wholly-owned subsidiaries. See Note 4 “RadQual Acquisition” for additional information regarding RadQual and TI Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three months ended March 31, 2022, the Company reported net income of $1,255,045, net of non-controlling interest, and net cash used in operating activities of $857,877. During the three months ended March 31, 2021, the Company reported a net loss of $601,152, net of non-controlling interest, and net cash used in operating activities of $293,296.

During the three months ended March 31, 2022, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2022, the Company had 26,567,500 stock options outstanding, 2,925,000 warrants outstanding, 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), and 675 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

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

The table below shows the calculation of diluted shares:

	3 Months Ended
	March 31	March 31
	2022	2021
Weighted average common shares outstanding - basic	503,472,428	453,449,720

Effects of dilutive shares
Stock Options	6,295,654	—
Warrants	—	—
Series B redeemable convertible preferred stock	—	—
Series C redeemable convertible preferred stock	—	—
Weighted average common shares outstanding - diluted	509,768,082	453,449,720

The table below summarizes common stock equivalents outstanding at March 31, 2022 and 2021:

	March 31,
	2022	2021
Stock options	26,567,500	18,252,500
Warrants	2,925,000	7,065,000
Shares of Series B redeemable convertible preferred stock	337,500	425,000
Shares of Series C redeemable convertible preferred stock	40,630,000	41,880,000
	70,460,000	67,622,500

(4)       RadQual Acquisition

On July 8, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with RadQual and the sellers set forth in the Purchase Agreement, which included the Company’s Chairman of the Board, Chief Executive Officer, former Chairman of the Board, and certain other stockholders of the Company (collectively, the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired all of the outstanding membership interests of RadQual not then owned by the Company for an aggregate purchase price of approximately $4.4 million, payable in shares of the Company’s common stock valued at $0.11 per share (determined by the average trading price of the Company’s common stock on the OTC Markets during the 60 trading day period immediately prior to June 2, 2021) (the RadQual Acquisition). The Company issued an aggregate of 40,176,236 shares of its common stock to the Sellers as consideration in the RadQual Acquisition. Prior to the RadQual Acquisition, the Company owned 24.5% of the outstanding membership interests of RadQual, and after acquiring all of the remaining membership interests of RadQual, RadQual became a wholly-owned subsidiary of the Company. The RadQual Acquisition closed on July 8, 2021. As TI Services is a 50/50 joint venture between the Company and RadQual, TI Services also became a wholly-owned subsidiary of the Company as a result of the RadQual Acquisition.

(5)       Inventories

At March 31, 2022 and December 31, 2021, the company held inventories of $889,155 and $924,775 respectfully.

Inventories consisted of work in process for the following business segments:

	March 31, 2022	December 31, 2021
Radiochemical Products	$67,782	$79,747
Cobalt Products	416,642	441,749
Nuclear Medicine Products	404,731	403,279
	889,155	924,775

The Company has contracted with several customers for the sale of some of this cobalt product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $10,600 and $7,800, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2022 and 2021, the Company issued 67,945 and 105,361 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $5,197 and $4,478, respectively. As of March 31, 2022, 2,718,546 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At March 31, 2022, there were 27,864,971 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2022, and changes during the three months ended March 31, 2022, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	20,777,500	$0.06
Granted	8,000,000	0.09
Exercised	(1,000,000)	0.04
Expired	—	—
Forfeited	(1,210,000)	0.07
Outstanding at March 31, 2022	26,567,500	0.06	6.6	$537,075
Exercisable at March 31, 2022	16,777,500	$0.06	5.0	$503,785

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.09 per share on March 31, 2022, the last trading day of the quarter.

As of March 31, 2022, there was $361,348 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.03 years.

Total stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $181,957 and $37,419 respectively.

During the three months ended March 31, 2022, the Company granted 1,000,000 qualified stock options to one of its employees. These options vest over a five-year period with the first vesting at the one-year anniversary of the grant and expiration at ten-year anniversary for all grants. The exercise price for these options was $0.10 per share. On February 21, 2022, the Compensation Committee granted 3,000,000 qualified stock options to its executive officers and 4,000,000 non-qualified stock options to members of the Board. The exercise price for these options was $0.09. 2,000,000 of the options granted to an executive officer vest one half immediately and one half at the one-year anniversary of the grant. The remaining executive officer and board member options vest one fourth immediately and one fourth each subsequent year. All these granted options expire on February 21, 2032. The options issued during the three months ended March 31, 2022 have a fair value of $438,537 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.37% to 1.93%, expected dividend yield rate of 0%, expected volatility of 66.28% to 68.83% and an expected life between 5 and 7.5 years.

In March 2022, 1,000,000 qualified stock options were exercised under a cashless exercise. The company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the accompanying unaudited condensed consolidated financial statements.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 307,692 fully vested shares of common stock to its Chief Executive Officer in February 2022 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.091 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $27,692, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2021, which was $0.09 per share. The Company withheld 120,461 shares of common stock to satisfy payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2021 totaled 187,231.

Warrants

On February 14, 2022, 515,000 Class M Warrants were exercised for an exercise price of $0.12. The Company received $61,800 for the exercise. On February 17, 2022 the 3,625,000 remaining unexercised Class M Warrants expired.

Warrants outstanding at March 31, 2022, 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Warrants outstanding at March 31, 2021, included 4,140,000 Class M Warrants which are immediately exercisable at an exercise price of $0.12 per share and expire on February 17, 2022 and 2,925,000 Class N Warrants which are immediately exercisable at an exercise price of $0.10 per share and expire on May 12, 2022.

Preferred Stock

At March 31, 2022, there were 675 shares of the Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $675,000. The Company, at its option, shall pay the redemption price either in cash or in shares of common stock valued at the average price on May 31, 2022. The shares of Series B Preferred Stock are also convertible into 337,500 shares of the Company’s common stock at a conversion price of $2.00 per share. These shares of Series B Preferred Stock do not carry any dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock has been classified as a liability in the accompanying condensed consolidated balance sheets.

At March 31, 2022, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2023 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the three months ended March 31, 2022 and 2021 dividends paid to holders of the Series C Preferred Stock totaled $243,780 and $254,280, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2022 and 2021 the Company issued 2,271,980 and 1,398,200 shares of common stock, respectively, in lieu of a dividend payment of $204,480 and $207,480, respectively. The remaining dividend payable was settled with cash of $39,300 and $46,800 respectively.

(7)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2022, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $249,234. Interest expense recorded for the three months ended March 31, 2022, was $7,500.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2022, accrued interest on the 2018 Promissory Note totaled $21,370.

In December, 2019 and February 2020, the Company borrowed $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At March 31, 2022, the balance of the 2019 Promissory Note was $1,000,000, The remaining debt discount was $112,555, the remaining beneficial conversion feature was $79,643, and the accrued interest on the 2019 Promissory Note totaled $89,131.

In April 2021, the Company borrowed $250,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2021 Promissory Note). The 2021 Promissory Note accrued interest at 6% per annum, which was payable upon maturity of the 2021 Promissory Note. The 2021 Promissory Note was originally secured and was to mature on December 31, 2022. At any time, the holders of the 2021 Promissory Note were able to elect to have any or all of the principal and accrued interest settled with shares of our common stock at a conversion price of $0.11 per share. On March 31, 2022, the Company paid in full the 2021 Promissory Note. The payment included $250,000 in principal payments and $14,500 in interest paid.

(8)       Commitments and Contingencies

Dependence on Third Parties

The production of High Specific Activity Cobalt is dependent upon the Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price. The contract term is October 1, 2014, through September 30, 2024, however, the contract may be extended beyond that date. Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, all payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

Sales of our most predominant radiochemical products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon radiochemical sales until material can be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary.

Nuclear Medicine Reference and Calibration Standard manufacturing is conducted under an exclusive contract with RadQual, which in turn has agreements in place with several companies for distributing the products. The Nuclear Medicine Reference and Calibration Standard products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $830,763.

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

(9)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,510,322	$115,601	$1,625,923	58%	$541,715	$119,462	$661,177	33%
Cobalt Products	166,556	5,350	171,906	6%	118,373	—	118,373	6%
Nuclear Medicine Products	840,382	169,230	1,009,612	36%	1,014,389	176,560	1,190,949	60%
Fluorine Products	—	—	—	0%	22,013	—	22,013	1%
	$2,517,260	$290,181	$2,807,441	100%	$1,696,490	$296,022	$1,992,512	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2022, the Company reported current unearned revenue of $953,895. For the period ended December 31, 2021, the Company reported current unearned revenue of $907,953. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2022, and December 31, 2021, accounts receivable totaled $1,464,327 and $853,675, respectively.  For the three months ended March 31, 2022, the Company did not incur material impairment losses with respect to its receivables.

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

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$69,828	$62,214
Short-term operating lease costs	3,382	2,258
Financing lease expense:
Amortization of right-of-use assets	2,062	1,503
Interest on lease liabilities	349	531
Total financing lease expense	2,411	2,034
Total lease expense	$75,621	$66,506

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,603
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	12.8	13.8
Weighted-average remaining lease term (years) - financing leases	2.0	2.8
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.54%	8.80%

The future minimum payments under these operating lease agreements are as follows:

	Operating	Financing
2022 (excluding the three-months ended March 31, 2022)	$215,331	$7,231
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	—
2026	287,108	—
Thereafter	2,312,301	—
Total minimum operating lease obligations	3,676,065	16,041
Less-amounts representing interest	(1,219,223)	(1,215)
Present value of minimum operating lease obligations	2,456,842	14,826
Current maturities	(125,094)	(8,742)
Lease obligations, net of current maturities	$2,331,748	$6,084

(11)        Segment Information

The Company has four reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products. The Company had five reportable segments in 2021 which also included Radiological Services. Our Radiological Services business segment included field services, gemstone processing, and source disposal. As we are no longer engaged in field services and gemstone processing, which made up the substantial portion of activities of this segment, we have discontinued reporting this segment separately. We continue to engage in source disposal activities and have begun reported these activities under our Nuclear Medicine Standards segment beginning January 1, 2022.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2022	2021
Radiochemical Products	$1,625,923	$661,177
Cobalt Products	171,906	118,373
Nuclear Medicine Standards	1,009,612	1,190,949
Fluorine Products	—	22,013
Total Segments	2,807,441	1,992,512
Corporate revenue	—	—
Total Consolidated	$2,807,441	$1,992,512

	Three months ended March 31,
Depreciation and Amortization	2022	2021
Radiochemical Products	$41,930	$79,547
Cobalt Products	12,141	13,639
Nuclear Medicine Standards	28,646	16,622
Fluorine Products	26,095	26,095
Total Segments	108,812	135,903
Corporate depreciation and amortization	10,306	4,299
Total Consolidated	$119,118	$140,202

	Three months ended March 31,
Segment Income (Loss)	2022	2021
Radiochemical Products	$2,470,663	$4,425
Cobalt Products	(13,075)	(30,097)
Nuclear Medicine Standards	37,716	263,318
Fluorine Products	(31,830)	(33,514)
Total Segments	2,463,474	204,132
Corporate loss	(1,208,429)	(805,284)
Net Income (Loss)	$1,255,045	$(601,152)

	Three months ended March 31,
Expenditures for Segment Assets	2022	2021
Radiochemical Products	$—	$3,103
Cobalt Products	—	16,592
Nuclear Medicine Standards	51,100	135,000
Fluorine Products	—	4,060
Total Segments	51,100	158,755
Corporate purchases	—	—
Total Consolidated	$51,100	$158,755

	March 31,	December 31,
Segment Assets	2022	2021
Radiochemical Products	$1,058,297	$2,890,590
Cobalt Products	550,321	597,420
Nuclear Medicine Standards	1,412,533	2,259,759
Fluorine Products	5,230,023	5,258,823
Total Segments	8,251,174	11,006,592
Corporate assets	8,801,964	5,320,550
Total Consolidated	$17,053,138	$16,327,142

(12)      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no material items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 31, 2022 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

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

Our business consists of the following four business segments in 2022 and five business segments in 2021:

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging. These sources are used for indication of patient positioning for SPECT imaging, SPECT camera operational testing, and calibration of dose measurement equipment. Revenue from nuclear medicine products includes consolidated sales from TI Services, LLC (TI Services), a 50/50 joint venture that we formed with RadQual in December 2010 to distribute our products, as well as consolidated sales from RadQual. Our nuclear medicine standards products include a host of specially designed items used in the nuclear medicine industry. In addition to the manufacture of these products, we have developed a complete line of specialty packaging for the safe transport and handling of these products. Beginning January 1, 2022, this segment also includes miscellaneous source disposal activities that were previously reported as part of the Radiological Services segment.

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

Radiological Services. Our Radiological Services segment consisted of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. The Company has suspended all of its field service activities and is in the process of terminating most gemstone processing. Due to decreased activity in this segment, starting January 1, 2022, this segment was merged into our Nuclear Medicine Standards segment.

COVID-19 UPDATE

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during 2021. There was no discernable impact from COVID-19 to our cobalt products business segment during the period. The decrease in sales for 2021 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. During the three months ended March 31, 2022, we experienced some global shipping disruption that were partially attributable to the COVID-19 pandemic. The decrease in sales in our nuclear medicine calibration standards segment for the three months ended March 31, 2022 is largely due to these shipping disruptions.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue for the three months ended March 31, 2022 was $2,807,441 as compared to $1,992,512 for the same period in 2021, an overall increase of $814,929, or approximately 41%. This increase in revenue was the result of increased revenue in our radiochemical and cobalt segments offset by decreased revenues in our Nuclear Medicine Standards segment, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2022 and 2021:

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2022	2021	$ change	% change
Radiochemical Products	$1,625,923	$661,177	$964,746	146%
Cobalt Products	171,906	118,373	53,533	45%
Nuclear Medicine Standards	1,009,612	1,190,949	(181,337)	-15%
Fluorine Products	—	22,013	(22,013)	-100%
Total Consolidated	$2,807,441	$1,992,512	$814,929	41%

Cost of sales increased to $1,130,698 for the three months ended March 31, 2022 from $831,354 for the same period in 2021. This is an increase of $299,344, or approximately 36%. The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in our radiochemical and cobalt segments, as discussed in detail below. Gross profit for the three months ended March 31, 2022 was $1,676,743, compared to $1,161,158 for the same period in 2021. This represents an increase in gross profit of $515,585, or approximately 44%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2022 and 2021:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2022	2022	2021	2021
Total Sales	$2,807,441		$1,992,512
Cost of Sales
Radiochemical Products	$562,365	20%	$305,484	15%
Cobalt Products	56,511	2%	43,253	2%
Nuclear Medicine Standards	511,822	18%	482,617	25%
Fluorine Products	—	—	—	—
Total Segments	1,130,698	40%	831,354	42%

Gross Profit	$1,676,743		$1,161,158
Gross Profit %	60%		58%

Operating expense increased approximately 27% to $2,052,786 for the three months ended March 31, 2022, from $1,611,686 for the same period in 2021. This increase of $441,100, is primarily due to an approximate 40% increase in Salaries and Contract Labor costs and a 454% increase in Research and Development costs. The increase in Salaries and Contract Labor costs is a result of increased equity based compensation and increases to labor rates incurred during the three months ended March 31, 2022, as compared to the same period in 2021. The 454% increase in Research and Development cost is due to increased activity in product development during the three months ended March 31, 2022, as compared to the same period in 2021.

The following table presents a comparison of total operating expense for the three months ended March 31, 2022 and 2021:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2022	2021	% change	$ change
Salaries and Contract Labor	$933,249	$668,520	40%	$264,729
General, Administrative and Consulting	913,123	905,929	1%	7,194
Research and Development	206,414	37,237	454%	169,177
Total operating expenses	$2,052,786	$1,611,686	27%	$441,100

Other income was $1,802,800 for the three months ended March 31, 2022, as compared to $143,120 for the same period in 2021. This is an increase of $1,659,680, or approximately 1160%, primarily due to a $1,797,978 gain on sale of assets to Pharmalogic Idaho, LLC. In February 2022, we entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4.0 million in cash. The Assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

Interest expense for the three months ended March 31, 2022 was $171,757, compared to $198,291 for the same period in 2021. This is a decrease of $26,534, or approximately 13%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2022, we accrued dividends payable of $60,945, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $26,548 for the accretion of the beneficial conversion feature of the 2019 Promissory Note and $37,518 for the issuance of warrants in conjunction with the 2019 Promissory Note were recorded for the three months ended March 31, 2022. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net income for the three months ended March 31, 2022, was $1,255,045, compared to net loss of $601,152, for the same period in 2021. This is an increase in income of $1,856,197 is largely the result of the approximate $1.8 million gain on sale of assets. Additionally the increase in income is the result of the increase in revenue in our radiochemical and cobalt product segments offset by the increase in operating expense from salaries and contract labor and expenses from research and development for the three months ended March 31, 2022, as compared to the same period in 2021.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended March 31, 2022 was $1,625,923, compared to $661,177 for the same period in 2021. This is an increase of $964,746, or approximately 146% during the three months ended March 31, 2022. The increase is the result of increased sales caused by a reduction in sales by our competitor. The reduction in sales by our competitor resulted from a short-term shutdown of a European reactor facility that normally supplied their sodium iodide I-131.

Gross profit of radiochemical products for the three months ended March 31, 2022 was $1,063,558, compared to $355,693, for the same period in 2021, and gross profit percentages were approximately 65% and 54% for the three months ended March 31, 2022 and 2021, respectively. This increased gross profit percentage is a result of increased sales of our new generic sodium iodine I-131 drug product, which carries a higher gross margin, and continued improvements of utilization of raw materials. Cost of sales for radiochemical products increased to $562,365 for the three months ended March 31, 2022, as compared to $305,484 for the same period in 2021. This is an increase of $256,881, or approximately 84%, and was primarily the result of increased sales of product. Operating expense for this segment increased to $390,873 for the three months ended March 31, 2022, compared to $351,268 for the same period in 2021. This increase in operating expense of $39,605, or approximately 11%, was primarily due to increased costs for labor costs, production supplies, and advertising expense. As discussed above, other income from the radiochemical products segment included a $1,797,978 gain on sale of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. This segment reported net income of $2,470,663 for the three months ended March 31, 2022, as compared to net income of $4,425 for the same period in 2021. The increase in net income of $2,466,238 is the result of the gain on sale of assets and the 146% increase in revenue.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended March 31, 2022 was $171,906, compared to $118,373, for the same period in 2021. This represents an increase of $53,533, or approximately 45%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at somewhat random times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in 2020. However, the material had lower than expected activity and further receipt of material was delayed until about June 2021. At that point the material still had lower than expected activity, and we reached an agreement with the DOE to purchase the material at a discounted rate. Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. We also have access to additional low specific activity material produced by the DOE and expect to obtain, process, and sell additional cobalt products as a result during the remainder of 2022.

We have entered into cobalt purchase agreements with several customers. Pursuant to these contracts, we will supply bulk cobalt-60 and in some cases, provide source manufacturing and installation services for the customer. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. For the three months ended March 31, 2022 and 2021, we recognized approximately $10,600 and $7,800, respectively when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from the ATR or alternate suppliers.

Cost of sales for the three months ended March 31, 2022, was $56,511, as compared to $43,253, for the same period in 2021. Gross profit for cobalt products for the three months ended March 31, 2022 was $115,395 compared to $75,120 for the same period in 2021. This is an increase of $40,275, or approximately 54% and is attributable to an increase in source manufacturing for the three months ended March 31, 2022, as compared to the same period in 2021. Our gross profit percentages were approximately 67% and 63% for the three-month periods ended March 31, 2022 and 2021, respectively. The increase in the gross profit percentage for the three months ended March 31, 2022 is primarily due to decreased costs of raw material used in the manufacture of sealed sources. Operating expense in this segment increased to $128,470 for the three months ended March 31, 2022, from $105,217 for the same period in 2021. This is an increase of $23,253, or approximately 22%. This increase in operating expenses for the three months ended March 31, 2022 is due to increased equipment expenses and labor expenses. Our net loss for cobalt products was $13,075 for the three months ended March 31, 2022, as compared to a net loss of $30,097 for the same period in 2021. The decrease in net loss of $17,022, or approximately 57%, was attributable to the increase revenue from cobalt sealed source manufacturing partially offset by the increased operating expenses during the period.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended March 31, 2022, was $1,009,612, compared to $1,190,949 for the same period in 2021. This represents a decrease in revenue of $181,337, or approximately 15%. Sales decreased for the period ended March 31, 2022 due to continued slow demand of Nuclear Medicine imaging products resulting from the continued adverse impact of COVID-19 upon our customers and clinics during the three months ended March 31, 2022.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2022, was $511,822, as compared to $482,617 for the same period in 2021. The increase in cost of sales in the period-to-period comparison of $29,205, or 6%, was due to increased costs for supplies and raw materials during the three-month period ended March 31, 2022, as compared to the same period in 2021. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2022 was $497,790 compared to $708,332 for the same period in 2021, and gross profit percentages were approximately 49% and 59% for the three months ended March 31, 2022 and 2021, respectively. This is a decrease in gross profit of $210,542, or approximately 30%. The decrease in gross profit in the period-to-period comparison is primarily the result of the decreased sales and increasing production costs.

Operating expense for this segment for the three months ended March 31, 2022 increased to $460,074, from $445,014 for the same period in 2021. This is an increase of 15,060, or approximately 3%, and is the result of waste disposal fees that occurred in the three months ended March 31, 2022 with no such costs in the same period in 2021. Operating expenses includes non-controlling member interest expense attributable to RadQual and TI Services of $0 for the three months ended March 31, 2022 compared with $95,486 for the three months ended March 31, 2021. In July 2021, we purchased the remaining 75.5% interest in RadQual; this resulted in RadQual and TI Services becoming our fully owned subsidiaries. Net income for this segment for the three months ended March 31, 2022 was $37,716, compared to $263,318 for the same period in 2021. This is a decrease in net income of $225,602, or approximately 86% and is primarily the result of decreased revenue.

Radiological Services. Starting in 2022, due to drastically decreased activity in the segment, all remaining activities in our Radiological Services will be reported in our Nuclear Medicine Products segment.

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

Revenue from field service work for the DOE had accounted for the majority of revenue in this segment. However, Radiological Field Services did not generate any Radiological Services segment sales in 2022 or 2021. This was the result the removal of this activity from our NRC license.

Fluorine Products. For the three months ended March 31, 2022, we had no revenue for our fluorine products segment. Revenue for the three months ended March 31, 2021 was $22,013. Revenue in 2021 were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property.

During the three months ended March 31, 2022, we incurred $31,830 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $55,527 for the same three-month period in 2021. This is a decrease of 43% in the period-to-period comparison and is the result of decreased professional services costs.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had cash and cash equivalents of $3,136,639 as compared to $474,851 at December 31, 2021. This is an increase of $2,661,788 or approximately 561%. For the three months ended March 31, 2022, net cash used in operating activities was $857,877 and for the three months ended March 31, 2021, net cash used in operating activities was $293,296. The increase in cash used in operating activities was a result of increased accounts receivable due to increased revenue and a reduction in accounts payable and accrued liabilities. The increase in cash and cash equivalents at period end in the period-to-period comparison is the result of increased net income.

Inventories at March 31, 2022 totaled $889,155, and inventories at December 31, 2021 totaled $924,775. Our inventory consists of work in process material for our Radiochemical Products, Cobalt Products, and Nuclear Medicine Products segments.

Cash provided by investing activities was $3,948,900 for the three months ended March 31, 2022, and cash used in investing activities was $158,755 for the same period in 2021. The cash provided in the three months ended March 31, 2022 was for the sale of assets for $4,000,000. The cash used in the three months ended March 31, 2021 was for purchase of equipment.

Financing activities used cash of $429,224, during the three months ended March 31, 2022, and cash used by financing activities for the same period in 2021 was $54,732. During the three months ended March 31, 2022, cash paid for interest was $44,818 and during the same three-month period in 2021, cash paid for interest was $50,128. Additionally, during the three months ended March 31, 2022, we received $5,829 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan and $61,168 for exercise of warrants, as compared to $4,478 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan for the same period in 2021. During the three months ended March 31, 2022, principal payments on notes payable was $494,159, as compared to $158,580 for the same period in 2021. This increase in principal payments was largely due to payment in full of the 2021 Promissory Note as described below.

In February 2022, the Company paid its third annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,271,980 shares of common stock in lieu of a dividend payment of $204,480. The remaining $39,300 of dividend payable was settled with cash.

Total increase in cash for the three-month period ended March 31, 2022, was $2,661,799 compared to a cash decrease of $506,783 for the same period in 2021.

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

At March 31, 2022, there were 2,925,000 outstanding warrants to purchase our common stock. Included in this number are 2,925,000 Class N Warrants issued May 12, 2017, with an exercise price of $0.10 per share and an expiration date of May 12, 2022.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2022, accrued interest payable on the 2013 Promissory Note totaled 249,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2022, accrued interest on the 2018 Promissory Note totaled $21,370.

In December, 2019 and February 2020, we borrowed $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. At March 31, 2022, the balance of the 2019 Promissory Note was $1,000,000, The remaining debt discount was $112,555, the remaining beneficial conversion feature was $79,643, and the accrued interest on the 2019 Promissory Note totaled $89,131.

In April 2021, we borrowed $250,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2021 Promissory Note). The 2021 Promissory Note accrued interest at 6% per annum, which was payable upon maturity of the 2021 Promissory Note. The 2021 Promissory Note was originally secured and was to mature on December 31, 2022. At any time, the holders of the 2021 Promissory Note were able to elect to have any or all of the principal and accrued interest settled with shares of our common stock at a conversion price of $0.11 per share. On March 31, 2022, the Company paid in full the 2021 Promissory Note. The payment included $250,000 in principal payments and $14,500 in interest paid.

CRITICAL ACCOUNTING POLICIES

From time-to-time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal matters is found in Note 8, “Commitments and Contingencies”, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.2++	Asset Purchase Agreement, dated February 10, 2022, between International Isotopes Inc. and Pharmalogic Idaho, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022).

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated February 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1*	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

_______________

* Filed herewith.

** Furnished herewith.

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

Date: May 16, 2022	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer