Form 10-Q
period 2022-09-30
INTERNATIONAL ISOTOPES INC
filed 2022-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the number of shares of common stock, $0.01 par value, outstanding was 514,889,916.

1

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended September 30, 2022

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,989,236	$474,851
Accounts receivable	1,542,711	853,675
Inventories	879,210	924,775
Prepaids and other current assets	891,681	1,004,423
Total current assets	6,302,838	3,257,724

Long-term assets
Restricted cash	834,170	830,752
Property, plant and equipment, net	2,011,513	4,299,937
Capitalized lease disposal costs, net	232,781	246,748
Financing lease right-of-use asset	14,124	18,631
Operating lease right-of-use asset	2,341,495	2,429,622
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,744,577	3,859,473
Total long-term assets	10,562,915	13,069,418
Total assets	$16,865,753	$16,327,142

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,181,199	$1,424,028
Accrued liabilities	1,230,248	1,189,165
Unearned revenue	908,843	907,953
Current portion of operating lease right-of-use liability	129,376	121,069
Current portion of financing lease liability	6,981	8,542
Current portion of related party notes payable, net of debt discount	935,934	993,735
Current installments of notes payable	36,253	290,017
Current portion of mandatorily redeemable preferred stock, net of debt discount	4,063,000	—
Total current liabilities	8,491,834	4,934,509

Long-term liabilities
Accrued long-term liabilities	121,875	—
Related party notes payable, net of current portion and debt discount	620,000	620,000
Notes payable, net of current portion	37,001	57,769
Asset retirement obligation	929,545	892,086
Financing lease liability, net of current portion	3,575	8,346
Operating lease right-of-use liability, net of current portion	2,265,972	2,363,815
Mandatorily redeemable convertible preferred stock, net of current portion and discount	—	4,719,822
Total long-term liabilities	3,977,968	8,661,838
Total liabilities	12,469,802	13,596,347

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 514,817,369 and 502,584,176 shares issued and outstanding respectively	5,148,174	5,025,842
Additional paid in capital	125,597,530	124,469,034
Accumulated deficit	(126,349,753)	(126,764,081)
Total equity	4,395,951	2,730,795
Total liabilities and stockholders' equity	$16,865,753	$16,327,142

See accompanying notes to consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Sale of product	$2,789,273	$2,617,514	$8,031,522	$7,369,922
Cost of product	1,305,730	1,006,334	3,470,706	3,009,656
Gross profit	1,483,543	1,611,180	4,560,816	4,360,266

Operating costs and expenses
Salaries and contract labor	800,550	650,065	2,535,771	1,944,013
General, administrative and consulting	1,008,219	885,807	2,784,367	2,667,535
Research and development	148,327	73,886	442,383	183,102
Total operating expenses	1,957,096	1,609,758	5,762,521	4,794,650

Net operating income (loss)	(473,553)	1,422	(1,201,705)	(434,384)

Other income (expense):
Other income	49,151	54,083	2,077,719	229,559
Interest income	2,849	14	3,574	95
Interest expense	(147,116)	(191,544)	(465,260)	(601,291)
Total other (expense) income	(95,116)	(137,447)	1,616,033	(371,637)
Net (loss) income	(568,669)	(136,025)	414,328	(806,021)
Less income attributable to noncontrolling interest	—	844	—	113,387

Net (loss) income attributable to International Isotopes Inc.	$(568,669)	$(136,869)	$414,328	$(919,408)

Net loss per common share - basic:	$—	$—	$—	$—

Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic:	514,789,680	494,635,990	509,587,202	469,627,961

Weighted average common shares outstanding - diluted:	514,789,680	494,635,990	511,057,330	469,627,961

See accompanying notes to the unaudited condensed consolidated financial statements.

 INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$414,328	$(806,021)
Adjustments to reconcile net (loss) income to net Cash provided by operating activities
Depreciation and amortization	288,047	440,718
Accretion of obligation for lease disposal costs	37,459	31,119
Accretion of beneficial conversion feature and discount	210,377	301,575
Equity based compensation	297,243	60,671
Gain on sale of property, plant, and equipment	(1,797,978)	—
Right-of-use asset amortization	(1,409)	19,260
Changes in operating assets and liabilities:
Accounts receivable	(689,036)	(247,593)
Inventories	45,565	255,489
Prepaids and other current assets	112,742	931,953
Accounts payable and accrued liabilities	124,609	(789,406)
Unearned revenues	890	(133,471)
Net cash provided by operating activities	(957,163)	64,294

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,000,000	—
Purchase of property, plant, and equipment	(68,275)	(196,730)
Net cash (used in) provided in investing activities	3,931,725	(196,730)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	74,105	13,527
Payments on financing lease	(6,332)	(5,772)
Distributions to non-controlling interest	—	(3,431)
Proceeds from the issuance of notes payable	—	351,253
Principal payments on notes payable	(524,532)	(390,571)
Net cash used in financing activities	(456,759)	(34,994)

Net (decrease) increase in cash, cash equivalents, and restricted cash	2,517,803	(167,430)
Cash, cash equivalents, and restricted cash at beginning of period	1,305,603	1,751,692
Cash, cash equivalents, and restricted cash at end of period	$3,823,406	$1,584,262

Supplemental disclosure of cash flow activities:
Cash paid for interest	$49,699	$69,042

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$204,480	$207,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$—	$1,603
Increase in equity and decrease in liability for the conversion of preferred stock	$675,000	$325,000
Non-cash increase of capitalized ARO for increased funding plan	$—	$260,715
Decrease in unearned revenue and increase in notes payable for repayment plan	$—	$146,072
Increase in equity and decrease in Non-controlling interest for acquisition of non controlling interest in RadQual and TI Services	$—	$2,423,662

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$2,989,236	$753,526
Restricted cash included in long-term assets	834,170	830,736
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,823,406	$1,584,262

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Reconciliation of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2022

(Unaudited)

					Equity
					Attributable
	Common stock				to
			Additional		Internat'l	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Equity
Balance, January 1, 2022	502,584,176	5,025,842	124,469,034	(126,764,081)	2,730,795	2,730,795
Shares issued under employee stock purchase plan	172,534	1,726	10,579	—	12,305	12,305
Stock grant	187,231	1,872	(1,872)	—	—	—
Stock in lieu of dividends on convertible preferred C	2,271,980	22,720	181,760	—	204,480	204,480
Shares issued for exercise of employee stock options	648,948	6,489	(6,489)	—	—	—
Warrant exercise	515,000	5,150	56,650	—	61,800	61,800
Conversion of preferred B stock	8,437,500	84,375	590,625		675,000	675,000
Stock based compensation	—	—	297,243	—	297,243	297,243
Net (loss) income	—	—	—	414,328	414,328	414,328
Balance, September 30, 2022	514,817,369	$5,148,174	$125,597,530	$(126,349,753)	$4,395,951	$4,395,951

					Equity
					Attributable
	Common stock				to
			Additional		Internat'l	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Equity
Balance, July 1, 2022	514,726,908	$5,147,269	$125,535,534	$(125,781,084)	$4,901,719	$4,901,719
Shares issued under employee stock purchase plan	52,624	527	2,605	—	3,132	3,132
Shares issued for exercise of employee stock options	37,837	378	(378)	—	—	—
Stock based compensation	—	—	59,769	—	59,769	59,769
Net (loss) income	—	—	—	(568,669)	(568,669)	(568,669)
Balance, September 30, 2022	514,817,369	$5,148,174	$125,597,530	$(126,349,753)	$4,395,951	$4,395,951

See accompanying notes to the unaudited condensed consolidated financial statements

Three and Nine Months Ended September 30, 2021

(Unaudited)

					Equity
					Attributable	Equity
	Common stock				to	Attributable
			Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, January 1, 2021	424,344,298	$4,243,443	$122,191,837	$(125,861,734)	$573,546	$2,313,706	$2,887,252
Shares issued under employee stock purchase plan	256,079	2,561	10,966	—	13,527	—	13,527
Stock grant	118,315	1,183	(1,183)	—	—	—	—
Stock in lieu of dividends on convertible preferred C	1,398,200	13,982	193,498	—	207,480	—	207,480
Shares issued for exercise of employee stock options	1,908,198	19,082	(19,082)	—	—	—	—
Warrant exercise	32,621,409	326,214	(326,214)	—	—	—	—
Conversion of preferred C stock	1,500,000	15,000	135,000	—	150,000	—	150,000
Conversion of preferred B stock	87,500	875	174,125	—	175,000	—	175,000
Stock based compensation	—	—	60,671	—	60,671	—	60,671
Shares issued for purchase of 75.5% of RadQual	40,176,236	401,762	2,021,900	—	2,423,662	(2,423,662)	—
Distribution to non-controlling interest	—	—	—	—	—	(3,431)	(3,431)
Net (loss) income	—	—	—	(919,408)	(919,408)	113,387	(806,021)
Balance, September 30, 2021	502,410,235	$5,024,102	$124,441,518	$(126,781,142)	$2,684,478	$—	$2,684,478

					Equity
					Attributable	Equity
	Common stock				to	Attributable
			Additional		Internat'l	to	Total
	Shares	Common	Paid-in	Accumulated	Isotopes	Noncontrolling	(Deficit)
	Outstanding	Stock	Capital	Deficit	Shareholders	Interest	Equity
Balance, July 1, 2021	460,830,469	$4,608,305	$122,292,543	$(126,644,273)	$256,575	$2,426,249	$2,682,824
Shares issued under employee stock purchase plan	44,439	444	4,088	—	4,532	—	4,532
Shares issued for exercise of employee stock options	109,091	1,091	(1,091)	—	—	—	—
Conversion of preferred C stock	1,250,000	12,500	112,500	—	125,000	—	125,000
Stock based compensation	—	—	11,578	—	11,578	—	11,578
Shares issued for purchase of 75.5% of RadQual	40,176,236	401,762	2,021,900	—	2,423,662	(2,423,662)	—
Distribution to non-controlling interest	—	—	—	—	—	(3,431)	(3,431)
Net (loss) income	—	—	—	(136,869)	(136,869)	844	(136,025)
Balance, September 30, 2021	502,410,235	$5,024,102	$124,441,518	$(126,781,142)	$2,684,478	$—	$2,684,478

See accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

Nature of Operations – The Company manufactures a full range of nuclear medicine calibration and reference standards, generic sodium iodide I-131 drug product, cobalt teletherapy sources, and a varied selection of radiochemicals for medical research, and clinical applications. For 2022, the Company’s business consists of four business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products. Due to minimal activity, the Radiological Services business segment was reorganized into the Company’s Nuclear Medicine Standards segment as of January 1, 2022. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three or nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine months ended September 30, 2022, the Company reported net income of $414,328, net of non-controlling interest, and net cash used in operating activities of $957,163. During the nine months ended September 30, 2021, the Company reported a net loss of $919,408, net of non-controlling interest, and net cash provided by operating activities of $64,294.

During the nine months ended September 30, 2022, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the nine months ended September 30, 2022, the Company had 21,718,500 stock options outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

For the three months ended September 30, 2022, the Company had 24,868,500 stock options outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive. The Company used the treasury stock method in calculating weighted average common shares diluted.

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

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	514,789,680	494,635,990	509,587,202	469,627,961

Effects of dilutive shares
Stock Options	—	—	1,470,128	—
Weighted average common shares outstanding - diluted	514,789,680	494,635,990	511,057,330	469,627,961

The table below summarizes common stock equivalents outstanding at September 30, 2022 and 2021:

	September 30,
	2022	2021
Stock options	24,868,500	21,102,500
Warrants	—	7,065,000
Shares of Series B redeemable convertible preferred stock	—	337,500
Shares of Series C redeemable convertible preferred stock	40,630,000	40,630,000
	65,498,500	69,135,000

(4)       RadQual Acquisition

On July 8, 2021, the Company entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with RadQual and the sellers set forth in the Purchase Agreement, which included the Company’s Chairman of the Board, Chief Executive Officer, former Chairman of the Board, and certain other stockholders of the Company (collectively, the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired all of the outstanding membership interests of RadQual not then owned by the Company for an aggregate purchase price of approximately $4.4 million, payable in shares of the Company’s common stock valued at $0.11 per share (determined by the average trading price of the Company’s common stock on the OTC Markets during the 60 trading day period immediately prior to June 2, 2021) (the RadQual Acquisition). The Company issued an aggregate of 40,176,236 shares of its common stock to the Sellers as consideration in the RadQual Acquisition. As a result of the RadQual Acquisition, RadQual became a wholly-owned subsidiary of the Company. Prior to the RadQual Acquisition, the Company owned 24.5% of the outstanding membership interests of RadQual. The RadQual Acquisition closed on July 8, 2021. As TI Services is a 50/50 joint venture between the Company and RadQual, TI Services also became a wholly-owned subsidiary of the Company as a result of the RadQual Acquisition.

(5)       Sale of Assets

In February 2022, the Company entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC, pursuant to which the Company sold certain assets for $4,000,000 in cash. The Assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. The transaction resulted in a $1,797,978 gain on sale of assets.

(6)       Inventories

At September 30, 2022 and December 31, 2021, the company held inventories of $879,210 and $924,775 respectfully.

Inventories consisted of work in process for the following business segments:

	September 30, 2022	December 31, 2021
Radiochemical Products	$39,900	$79,747
Cobalt Products	391,899	441,749
Nuclear Medicine Products	447,411	403,279
	$879,210	$924,775

When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  No impairment was recorded for the nine months ended September 30, 2022 or 2021.

(7)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2022 and 2021, the Company issued 172,534 and 256,079 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $12,304 and $13,528, respectively. As of September 30, 2022, 2,613,957 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At September 30, 2022, there were 29,526,134 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of September 30, 2022, and changes during the nine months ended September 30, 2022, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	20,777,500	$0.06
Granted	8,025,000	0.09
Exercised	(1,200,000)	0.04
Expired	(1,000,000)	0.04
Forfeited	(1,734,000)	0.08
Outstanding at September 30, 2022	24,868,500	$0.07	6.3	$15,750
Exercisable at September 30, 2022	16,676,000	$0.06	4.9	$15,750

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.04 per share on September 30, 2022, the last trading day of the quarter.

As of September 30, 2022, there was $224,222 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.85 years.

Total stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $297,243 and $60,671 respectively. Total stock-based compensation expense for the three-months ended September 30, 2022 and 2021 was $59,769 and $11,578, respectively.

During the nine months ended September 30, 2022, the Company granted an employee 1,000,000 qualified stock options with an exercise price of $0.10 per share and another 25,000 qualified stock options with an exercise price of $0.08 per share to one of its employees. These options vest over a five-year period with the first vesting at the one-year anniversary of the grant and expiration at ten-year anniversary for all grants. On February 21, 2022, the Compensation Committee granted 3,000,000 qualified stock options to the Company’s executive officers and 4,000,000 non-qualified stock options to members of the Board. The exercise price for these options was $0.09 per share. 2,000,000 of the options granted to an executive officer vest one half immediately and one half at the one-year anniversary of the grant. The remaining executive officer and board member options vest one fourth immediately and one fourth each subsequent year. All these granted options expire at the ten-year anniversary of the grant. The options issued during the nine months ended September 30, 2022 have a fair value of $379,581 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.37% to 3.06%, expected dividend yield rate of 0%, expected volatility of 65.92% to 69.16% and an expected life between 5 and 7.5 years.

In March 2022, 1,000,000 qualified stock options were exercised under a cashless exercise. The company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the accompanying unaudited condensed consolidated financial statements.

In August 2022, 200,000 qualified stock options were exercised under a cashless exercise. The company withheld 162,163 shares to satisfy the exercise price and issued 37,837 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the accompanying unaudited condensed consolidated financial statements.

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

Warrants

As of September 30, 2022, there are no outstanding warrants. On February 14, 2022, 515,000 Class M Warrants were exercised for an exercise price of $0.12 per share. The Company received $61,800 of proceeds as a result of the exercise. On February 17, 2022 the 3,625,000 remaining unexercised Class M Warrants expired. On May 12, 2022, the 2,925,000 remaining unexercised Class N Warrants expired.

Warrants outstanding at September 30, 2021, included 4,140,000 Class M Warrants which were immediately exercisable at an exercise price of $0.12 per share and expired on February 17, 2022 and 2,925,000 Class N Warrants which were immediately exercisable at an exercise price of $0.10 per share and expired on May 12, 2022.

Preferred Stock

On May 31, 2022, the Company paid with shares of the Company’s common stock all 675 outstanding Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $675,000. The May 31, 2022 average price of the Company’s common stock was $0.08 per share. The Company issued 8,437,500 shares of common stock to satisfy the $675,000 redemption amount.

At September 30, 2022, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 17, 2023 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the nine months ended September 30, 2022 and 2021 dividends paid to holders of the Series C Preferred Stock totaled $243,780 and $254,280, respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months ended September 30, 2022 and 2021 the Company issued 2,271,980 and 1,398,200 shares of common stock, respectively, in lieu of a dividend payment of $204,480 and $207,480, respectively. The remaining dividend payable was settled with cash of $39,300 and $46,800 respectively.

(8)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2022, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $264,234.

In April 2018, the Company borrowed $120,000 from its Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2022, accrued interest on the 2018 Promissory Note totaled $31,970.

In December 2019 and February 2020, the Company borrowed $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and will be amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which will be accreted to interest expense over the life of the 2019 Promissory Note. At September 30, 2022, the balance of the 2019 Promissory Note was $1,000,000, The remaining debt discount was $37,518, the remaining beneficial conversion feature was $26,548, and the accrued interest on the 2019 Promissory Note totaled $109,131.

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

(9)       Commitments and Contingencies

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $834,170 at September 30, 2022.

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

(10)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2022				Three Months Ended September, 2021
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,140,535	$158,132	$1,298,667	47%	$1,065,690	$144,925	$1,210,615	46%
Cobalt Products	412,811	11,920	424,731	15%	407,308	1,500	408,808	16%
Nuclear Medicine Products	859,933	205,942	1,065,875	38%	769,264	221,064	990,328	38%
Fluorine Products	—	—	—	0%	7,763	—	7,763	0%
	$2,413,279	$375,994	$2,789,273	100%	$2,250,025	$367,489	$2,617,514	100%

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$3,917,106	$387,523	$4,304,629	53%	$2,703,614	$396,387	$3,100,001	42%
Cobalt Products	668,563	27,220	695,783	9%	1,083,332	20,844	1,104,176	15%
Nuclear Medicine Products	2,444,469	586,641	3,031,110	38%	2,481,467	654,503	3,135,970	43%
Fluorine Products	—	—	—	0%	29,775	—	29,775	0%
	$7,030,138	$1,001,384	$8,031,522	100%	$6,298,188	$1,071,734	$7,369,922	100%

The Company’s revenue consists primarily of distribution of radiochemicals including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2022, the Company reported current unearned revenue of $908,843. For the period ended December 31, 2021, the Company reported current unearned revenue of $907,953. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Accounts Receivable

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of September 30, 2022, and December 31, 2021, accounts receivable totaled $1,542,711 and $853,675, respectively.

(11)      Leases

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

	Nine Months Ended September 30,
	2022	2021
Operating lease costs	$213,382	$192,833
Short-term operating lease costs	7,996	9,951
Financing lease expense:
Amortization of right-of-use assets	6,331	5,771
Interest on lease liabilities	899	1,459
Total financing lease expense	7,230	7,230
Total lease expense	$228,608	$210,014

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,603
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	12.3	13.3
Weighted-average remaining lease term (years) - financing leases	1.6	2.4
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	8.22%	8.70%

	Operating	Financing
2022 (excluding the nine-months ended September 30, 2022)	$71,777	$2,410
2023	287,108	5,881
2024	287,108	2,929
2025	287,108	—
2026	287,108	—
Thereafter	2,312,301	—
Total minimum operating lease obligations	3,532,510	11,220
Less-amounts representing interest	(1,137,162)	(664)
Present value of minimum operating lease obligations	2,395,348	10,556
Current maturities	(129,376)	(6,981)
Lease obligations, net of current maturities	$2,265,972	$3,575

(12)        Segment Information

The Company has four reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products. The Company had five reportable segments in 2021 which also included Radiological Services. The Radiological Services business segment included field services, gemstone processing, and source disposal. As the Company is no longer engaged in field services and gemstone processing, which made up the substantial portion of activities of this segment, separate reporting of this segment has been discontinued. The Company continues to engage in source disposal activities and has begun reporting these activities under the Nuclear Medicine Standards segment starting January 1, 2022. Additionally, the Company reclassified its reporting for 2021 to include all activities for the Radiological Services business segment under the Nuclear Medicine Standards segment.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2022	2021	2022	2021
Radiochemical Products	$1,298,667	$1,210,615	$4,304,629	$3,100,001
Cobalt Products	424,731	408,808	695,783	1,104,176
Nuclear Medicine Standards	1,065,875	990,328	3,031,110	3,135,970
Fluorine Products	—	7,763	—	29,775
Total Segments	2,789,273	2,617,514	8,031,522	7,369,922
Corporate revenue	—	—	—	—
Total Consolidated	$2,789,273	$2,617,514	$8,031,522	$7,369,922

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2022	2021	2022	2021
Radiochemical Products	$7,102	$77,740	$56,447	$235,717
Cobalt Products	12,087	12,399	36,368	38,437
Nuclear Medicine Standards	28,710	27,043	85,943	61,785
Fluorine Products	26,095	28,649	78,285	85,902
Total Segments	73,994	145,831	257,043	421,841
Corporate depreciation and amortization	10,502	7,636	31,004	18,876
Total Consolidated	$84,496	$153,468	$288,047	$440,718

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2022	2021	2022	2021
Radiochemical Products	$454,223	$370,586	$3,430,516	$779,468
Cobalt Products	(134,044)	166,808	(189,451)	345,292
Nuclear Medicine Standards	65,171	133,185	76,743	506,590
Fluorine Products	(37,204)	(26,585)	(111,377)	(91,725)
Total Segments	348,146	643,994	3,206,431	1,539,623
Corporate loss	(916,815)	(780,863)	(2,792,103)	(2,459,031)
Net (Loss) Income	$(568,669)	$(136,869)	$414,328	$(919,408)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2022	2021	2022	2021
Radiochemical Products	$—	$—	$—	$3,103
Cobalt Products	—	—	—	16,592
Nuclear Medicine Standards	4,150	5,064	55,250	172,975
Fluorine Products	—	—	4,100	4,060
Total Segments	4,150	5,064	59,350	196,730
Corporate purchases	8,925	—	8,925	—
Total Consolidated	$13,075	$5,064	$68,275	$196,730

	September 30,	December 31,
Segment Assets	2022	2021
Radiochemical Products	$890,369	$2,890,590
Cobalt Products	697,752	597,420
Nuclear Medicine Standards	1,476,708	2,259,759
Fluorine Products	5,176,296	5,258,823
Total Segments	8,241,125	11,006,592
Corporate assets	8,624,628	5,320,550
Total Consolidated	$16,865,753	$16,327,142

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

Radiological Services. Our Radiological Services segment consisted of a wide variety of miscellaneous services such as decommissioning disused irradiation units, performing sealed source exchanges in irradiation and therapy units, and gemstone processing. The Company has suspended all of its field service activities and has terminated most gemstone processing. Due to decreased activity in this segment, starting January 1, 2022, this segment was reorganized into our Nuclear Medicine Standards segment. Additionally, we reclassified our reporting for 2021 to include all activities for the Radiological Services business segment under the Nuclear Medicine Standards segment.

COVID-19 AND COST INFLATION UPDATE

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during 2021. There was no discernable impact from COVID-19 to our cobalt products business segment during the period. The decrease in sales for 2021 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. During the three months ended March 31, 2022, we experienced some global shipping disruption that were partially attributable to the COVID-19 pandemic. The decrease in sales in our nuclear medicine calibration standards segment for the nine months ended September 30, 2022, is partially due to these shipping disruptions.

To-date we have not furloughed or terminated any employees as a result of the financial impact of COVID-19. We have only seen a limited impact in our raw material supply chain related to the COVID-19. From the beginning of 2022, we have experienced an increase in costs for many raw materials and production supplies due to recent cost inflation which have led to increases to costs of goods sold and operating expenses. Although, all segments have been impacted from these cost increases, our nuclear medicine calibration standards segment has been impacted the most. We have seen these increased costs stabilize somewhat; and we are working on counteracting these cost increases with an increase to our produce prices. We believe we can increase our sales prices enough to overcome these cost increases while continuing to maintain and grow our sales.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue for the three months ended September 30, 2022 was $2,789,273 as compared to $2,617,514 for the same period in 2021, an overall increase of $171,759, or approximately 7%. This increase in revenue was the result of increased revenue in our Radiochemical Products, Cobalt Products, and Nuclear Medicine Standards segments, as discussed in detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2022 and 2021:

	For the three- months ended September 30,	For the three- months ended September 30,
Sale of Product	2022	2021	$ change	% change
Radiochemical Products	$1,298,667	$1,210,615	$88,052	7%
Cobalt Products	424,731	408,808	15,923	4%
Nuclear Medicine Standards	1,065,875	990,328	75,547	8%
Fluorine Products	—	7,763	(7,763)	-100%
Total Consolidated	$2,789,273	$2,617,514	$171,759

Cost of sales increased to $1,305,730 for the three months ended September 30, 2022 from $1,006,334 for the same period in 2021. This is an increase of $299,396, or approximately 30%. The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in all our business segments along with increases in the cost of raw materials and supplies driven by recent cost inflation, as discussed in detail below. Gross profit for the three months ended September 30, 2022 was $1,483,543, compared to $1,611,180 for the same period in 2021. This represents a decrease in gross profit of $127,637, or approximately 8%. Our Gross profit percentage for the three months ended September 30, 2022 was 53%, compared to 62% for the same period in 2021. This decrease in gross profit percentage is a result of increased cost in raw material and supplies driven by recent cost inflation, as discussed in detail below.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2022 and 2021:

	For the three- months ended September 30,	% of Total Sales	For the three- months ended September 30,	% of Total Sales
	2022	2022	2021	2021
Total Sales	$2,789,273		$2,617,514
Cost of Sales
Radiochemical Products	$498,210	18%	$459,344	17%
Cobalt Products	232,679	8%	148,855	6%
Nuclear Medicine Standards	574,841	21%	398,135	15%
Fluorine Products	—	0%	—	0%
Total Segments	1,305,730	47%	1,006,334	38%

Gross Profit	$1,483,543		$1,611,180
Gross Profit %	53%		62%

Operating expense increased approximately 22% to $1,957,096 for the three months ended September 30, 2022, from $1,609,758 for the same period in 2021. This increase of $347,338, is due to an increase of 23% in Salaries and Contract Labor expense, and increase of 14% in General, Administrative, and Consulting expenses, and a 101% increase in Research and Development costs. The increase in Salaries and Contract Labor costs is a result of an increased number of employees and increases to labor rates incurred during the three months ended September 30, 2022, as compared to the same period in 2021. The increase in General, Administrative, and Consulting expenses is due to periodic waste disposal costs that occurred in the three months ended September 30, 2022. The 101% increase in Research and Development cost is due to increased activity in product development during the three months ended September 30, 2022, as compared to the same period in 2021.

The following table presents a comparison of total operating expense for the three months ended September 30, 2022 and 2021:

	For the three- months ended September 30,	For the three- months ended September 30,
Operating Costs and Expenses:	2022	2021	% change	$ change
Salaries and Contract Labor	$800,550	$650,065	23%	$150,485
General, Administrative and Consulting	1,008,219	885,807	14%	122,412
Research and Development	148,327	73,886	101%	74,441
Total operating expenses	$1,957,096	$1,609,758	22%	$347,338

Other income was $49,151 for the three months ended September 30, 2022, as compared to $54,083 for the same period in 2021. This is a decrease of $4,932, or approximately 9%. In September 2022, we experienced a fraudulent transactions incident. The fraudulent charges totaled approximately $85,000. These charges were recorded as “other expense”. Investigations by our bank and by law enforcement are ongoing. There have been no indications of any involvement within our Company. As we expected to recoup all fraudulent changes from our bank, for the three months ending September 30, 2022, we recognized "other income" to offset the fraudulent charges recorded under “other expense”. In October and November 2022, we recovered all of the fraudulent charges from our bank.

Interest expense for the three months ended September 30, 2022 was $147,116, compared to $191,544 for the same period in 2021. This is a decrease of $44,428, or approximately 23%. Interest expense includes dividends accrued on our Series C Redeemable Convertible Preferred Stock (Series C Preferred Stock). As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended September 30, 2022, we accrued dividends payable of $60,945, which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $26,548 for the accretion of the beneficial conversion feature of the 2019 Promissory Note (as defined below) and $37,518 for the issuance of warrants in conjunction with the 2019 Promissory Note were recorded for the three months ended September 30, 2022. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended September 30, 2022, was $568,669, compared to net loss of $136,869, for the same period in 2021. This is an increase in loss of $431,800 is largely the result of the increase in Cost of Sales in our Cobalt products and Nuclear Medicine Standards segments to the increase in operating expenses for the three months ended September 30, 2022, as compared to the same period in 2021.

Radiochemical Products. Revenue from the sale of Radiochemical Products for the three months ended September 30, 2022 was $1,298,667, compared to $1,210,615 for the same period in 2021. This is an increase of $88,052, or approximately 7% during the three months ended September 30, 2022. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical products going forward.

Cost of sales for Radiochemical Products increased to $498,210 for the three months ended September 30, 2022, as compared to $459,344 for the same period in 2021. This is an increase of $38,866, or approximately 8%, and was the result of increased sales of product. Gross profit of radiochemical products for the three months ended September 30, 2022 was $800,457, compared to $751,271, for the same period in 2021. Gross profit percentage was approximately 62% for the three months ended September 30 for both 2022 and 2021. Operating expense for this segment decreased to $346,234 for the three months ended September 30, 2022, compared to $380,684 for the same period in 2021. This decrease in operating expense of $34,450, or approximately 10%, was primarily due to decreased costs for production supplies, and depreciation expense. This segment reported net income of $454,223 for the three months ended September 30, 2022, as compared to net income of $370,586 for the same period in 2021. The increase in net income of $83,637 is the result of the increase in revenue.

Cobalt Products. Revenue from the sale of Cobalt Products for the three months ended September 30, 2022 was $424,731, compared to $408,808, for the same period in 2021. This represents an increase of $15,923, or approximately 4%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at somewhat random times throughout the year. Frequently the timing of these sales can have a significant impact on period over period comparisons.

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

We have entered into cobalt purchase agreements with several customers. Pursuant to these contracts, we will supply some bulk cobalt-60 and provide sealed source manufacturing for the customers. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. For the three months ended September 30, 2022 and 2021, we recognized approximately $10,000 and $1,500, respectively when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from the ATR or alternate suppliers.

Cost of sales for the three months ended September 30, 2022, was $232,679, as compared to $148,855, for the same period in 2021. Gross profit for cobalt products for the three months ended September 30, 2022, was $192,052 compared to $259,953 for the same period in 2021. This is a decrease of $67,901, or approximately 26% and is attributable to an increased labor and material cost in source manufacturing for the three months ended September 30, 2022, as compared to the same period in 2021. Our gross profit percentages were approximately 45% and 64% for the three-month periods ended September 30, 2022 and 2021, respectively. The decrease in the gross profit percentage for the three months ended September 30, 2022 is primarily due to increased costs of raw material and labor used in the manufacture of sealed sources. Operating expense in this segment increased to $326,096 for the three months ended September 30, 2022, from $93,145 for the same period in 2021. This is an increase of $232,951, or approximately 250%. This increase in operating expenses for the three months ended September 30, 2022 is due to waste disposal expense of approximately $215,000. Our manufacturing processes generate some radioactive waste. The estimated costs of storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site and are ultimately applied at the time of disposal. Our net loss for Cobalt Products was $134,044 for the three months ended September 30, 2022, as compared to a net income of $166,808 for the same period in 2021. The decrease in income of $300,852, or approximately 180%, was attributable to an increased cost of materials from cobalt sealed source manufacturing due to recent cost inflation and due to increased operating expenses for waste disposal.

Nuclear Medicine Standards. Revenue from Nuclear Medicine Standards for the three months ended September 30, 2022, was $1,065,875, compared to $990,328 for the same period in 2021. This represents an increase in revenue of $75,547, or approximately 8%.

Cost of sales for our Nuclear Medicine Standards segment for the three months ended September 30, 2022, was $574,841, as compared to $398,135 for the same period in 2021. The increase in cost of sales in the period-to-period comparison of $176,706, or 44%, was due to increased sales activity and increased costs for supplies and raw materials during the three-month period ended September 30, 2022, as compared to the same period in 2021. Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2022 was $491,034 compared to $592,193 for the same period in 2021, and gross profit percentages were approximately 46% and 60% for the three months ended September 30, 2022 and 2021, respectively. This is a decrease in gross profit of $101,159, or approximately 17%. The decrease in gross profit in the period-to-period comparison is primarily the result of increased costs for supplies and raw materials attributable to cost inflation. We expect these increased costs to continue going forward, and we are adjusting our sales prices accordingly.

Operating expense for this segment for the three months ended September 30, 2022 decreased to $425,863, from $459,008 for the same period in 2021. This is a decrease of 33,145, or approximately 7%, and is the result of decreased marketing and consulting fees in the three months ended September 30, 2022. Operating expenses includes non-controlling member interest expense attributable to RadQual and TI Services of $0 for the three months ended September 30, 2022 compared with $4,275 for the three months ended September 30, 2021. In July 2021, we purchased the remaining 75.5% interest in RadQual; this resulted in RadQual and TI Services becoming our fully owned subsidiaries. Net income for this segment for the three months ended September 30, 2022 was $65,171, compared to net income $133,185 for the same period in 2021. This decrease in net income of $68,014, or approximately 51% and is primarily the result of increased costs for supplies and raw materials attributable to cost inflation.

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

Revenue from field service work for the DOE had accounted for the majority of revenue in this segment. However, Radiological Field Services work was terminated in 2020 and we did not generate any Radiological Field Services revenue in 2021 or 2022. We have removed this type of activity from our NRC license and do not expect to perform this in future years.

We continue to engage in source disposal activities and have begun reporting these activities under the Nuclear Medicine Standards segment starting January 1, 2022. Additionally, we reclassified our reporting for 2021 to include all activities for the Radiological Services business segment under the Nuclear Medicine Standards segment.

Fluorine Products. For the three months ended September 30, 2022, we had no revenue for our Fluorine Products segment as compared to $7,763 for the three months ended September 30, 2021. Revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. The agreement concluded in 2021. During the three months ended September 30, 2022, we incurred $37,204 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $34,348 for the same three-month period in 2021. This is an increase of 8% in the period-to-period comparison and is the result of increased professional services costs related to exploring options for possible renewal of work on this project.

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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue for the nine-month period ended September 30, 2022 was $8,031,522, as compared to $7,369,922 for the same period in 2021, an increase of $661,600, or approximately 9%. The performance of all our business segments for the nine-month period is discussed in further detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2022 and September 30, 2021:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Sale of Product	2022	2021	$ change	% change
Radiochemical Products	$4,304,629	$3,100,001	$1,204,628	39%
Cobalt Products	695,783	1,104,176	(408,393)	-37%
Nuclear Medicine Standards	3,031,110	3,135,970	(104,860)	-3%
Fluorine Products	—	29,775	(29,775)	0%
Total Consolidated	$8,031,522	$7,369,922	$661,600

Gross profit for the nine-month period ended September 30, 2022 was $4,560,816, compared to $4,360,266, for the same period in 2021. This represents an increase of $200,550 or approximately 5%.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2022 and 2021:

	For the nine- months ended September 30,	% of Total Sales	For the nine- months ended September 30,	% of Total Sales
	2022	2022	2021	2021
Total Sales	$8,031,522		$7,369,922
Cost of Sales
Radiochemical Products	$1,567,097	19%	$1,251,953	17%
Cobalt Products	315,204	4%	456,056	6%
Nuclear Medicine Standards	1,588,405	20%	1,301,647	18%
Fluorine Products	—	0%	—	0%
Total Segments	3,470,706	43%	3,009,656	41%

Gross Profit	$4,560,816		$4,360,266
Gross Profit %	57%		59%

Operating expenses were $5,762,521 for the nine-month period ended September 30, 2022, compared to $4,794,650 for the same period in 2021. This represents an increase of $967,871, or approximately 20%. This increase is primarily due to an approximate 30% increase in Salaries and Contract Labor costs and a 142% increase in Research and Development costs. The increase in Salaries and Contract Labor costs is a result of increased equity-based compensation and increases to labor rates incurred during the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in Research and Development cost is due to increased activity in product development during the nine months ended September 30, 2022, as compared to the same period in 2021.

The following table shows total operating expenses for the nine-month period ended September 30, 2022 and 2021:

	For the nine- months ended September 30,	For the nine- months ended September 30,
Operating Costs and Expenses:	2022	2021	% change	$ change
Salaries and Contract Labor	$2,535,771	$1,944,013	30%	$591,758
General, Administrative and Consulting	2,784,367	2,667,535	4%	116,832
Research and Development	442,383	183,102	142%	259,281
Total operating expenses	$5,762,521	$4,794,650	20%	$967,871

Other income was $2,077,719 for the nine months ended September 30, 2022, as compared to $229,559 for the same period in 2021. This is an increase of $1,848,160, or approximately 805%, primarily due to a $1,797,978 gain on sale of assets to Pharmalogic Idaho, LLC. In February 2022, we entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4,000,000 in cash. The assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

Interest expense for the nine months ended September 30, 2022 was $465,260, compared to $601,291 for the same period in 2021. This is a decrease of $136,031, or approximately 23%. Interest expense includes dividends accrued on our Series C Preferred Stock. For the nine months ended September 30, 2022, we accrued dividends payable of $182,835 which have been recorded as interest expense. Additionally, non-cash interest expense in the amount of $79,644 for the accretion of the beneficial conversion feature of the 2019 Promissory Note and $112,555 for the issuance of warrants in conjunction with the 2019 Promissory Note were recorded for the nine months ended September 30, 2022. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net income for the nine months ended September 30, 2022, was $414,328, compared to net loss of $919,408, for the same period in 2021. This is an increase in income of $1,333,736 is largely the result of the approximate $1.8 million gain on sale of assets. Additionally, the increase in income is the result of the increase in revenue in our Radiochemical Products segment offset by the increase in operating expense from salaries and contract labor and expenses from research and development for the nine months ended September 30, 2022, as compared to the same period in 2021.

Radiochemical Products. Revenue from the sale of Radiochemical Products for the nine-month period ended September 30, 2022, was $4,304,629 compared to $3,100,001 for the same period in 2021. This is an increase of $1,204,628, or approximately 39%. The increase is the result of increased sales to most of our customers and further enhanced by a reduction in sales by our competitor in the first quarter of 2022. The reduction in sales by our competitor resulted from a short-term shutdown of a European reactor facility that normally supplied their sodium iodide I-131 during the first quarter of 2022. The increase is also the result of increased sales of our new generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical Products going forward.

Cost of sales was $1,567,097 for the nine-month period ended September 30, 2022, and $1,251,953 for the same period in 2021. This is an increase of $315,144, or approximately 25%. This increase is primarily the result increased sales for the period.

Gross profit percentages for our Radiochemical Products for the nine months ended September 30, 2022 and 2021 were approximately 64% and 60%, respectively. This increased gross profit percentage is a result of increased sales of our new generic sodium iodine I-131 drug product, which carries a higher gross margin, and continued improvements of utilization of raw materials. Operating expense for this segment for the nine-month period ended September 30, 2022 was $1,104,994, compared to $1,068,580 for the same period in 2021. This is an increase of $36,414, or approximately 3%, and is primarily due to increased costs for labor costs, production supplies, advertising expense, and professional services. As discussed above, other income from the Radiochemical Products segment included a $1,797,978 gain on sale of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. Net income for this segment increased to $3,430,516 for the nine-month period ended September 30, 2022, from $779,468 for the same period in 2021. This increase of $2,651,048, or approximately 340%, is the result of the gain on sale of assets and the 39% increase in revenue.

Cobalt Products. Revenues from the sale of Cobalt Products for the nine-month period ended September 30, 2022 were $695,783, compared to $1,104,176 for the same period in 2021. This is a decrease of $408,393, or approximately 37%, and is the result of decreased cobalt sealed source manufacturing and cobalt recycling. The decrease was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at somewhat random times throughout the year. Frequently the timing of these sales can have a significant impact on period over period comparisons.

During 2015, we entered into cobalt-60 supply agreements with several customers. The terms of the agreements required pre-payments to secure cobalt material in future years. Those prepayments were recorded as unearned revenue on our condensed consolidated balance sheet.

Cost of sales for the nine months ended September 30, 2022, was $315,204, as compared to $456,056, for the same period in 2021. Gross profit for cobalt products for the nine months ended September 30, 2022 was $380,579 compared to $648,120 for the same period in 2021. This is a decrease of $267,541, or 41%. Our gross profit percentages were approximately 55% and 59% for the nine-month periods ended September 30, 2022 and 2021, respectively. Operating expense in this segment increased to $570,030 for the nine months ended September 30, 2022, from $302,828 for the same period in 2021. This is an increase of $267,202, or approximately 88% is mainly the result of approximately $215,000 of waste disposal expenses in 2022 as compared to no such expense in 2021. Additionally, increased labor expenses and production supply costs contributed to the increase in operating expenses in the nine months ended September 30, 2022 as compared to the same period in 2021. Our net loss for Cobalt Products was $189,451 for the nine months ended September 30, 2022, as compared to a net income of $345,292 for the same period in 2021. The decrease in net income of $534,743 or approximately 155%, was attributable to the decreased cobalt sealed source manufacturing sales and increased operating expenses for the nine months ended September 30, 2022, as compared to the same period in 2021.

Nuclear Medicine Standards. Revenue from Nuclear Medicine Standards for the nine-month period ended September 30, 2022 was $3,031,110 compared to $3,135,970 for the same period in 2021. This represents a decrease in revenue attributable to this segment of $104,860, or approximately 3%. The decrease in sales for the period ended September 30, 2022 was due partly to continued slow demand of nuclear medicine imaging products resulting from the continued adverse impact of COVID-19 upon our customers and clinics during the nine months ended September 30, 2022.

Gross profit for the nine-month period ended September 30, 2022 was $1,442,705, as compared to $1,834,323 for the same period in 2021, a decrease of $391,618, or approximately 21%. Operating expense for this segment for the nine-month period ended September 30, 2022 increased to $1,365,962, from $1,327,733 for the same period in 2021. This is an increase of $38,229 or approximately 3% and is the result of increased waste disposal costs in the nine months ended September 30, 2022. Operating expenses include consolidated non-controlling member interest expense of $0 for the nine months ended September 30, 2022, compared to $116,816, for the nine months ended September 30, 2021. Net income for this segment for the nine-month period ended September 30, 2022, decreased to $76,743, approximately 85%, from $506,590 for the same nine-month period in 2021. This decrease is due to increased costs for supplies and raw materials attributable to cost inflation.

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

Fluorine Products. For the nine months ended September 30, 2022, we had no revenue related to Fluorine Products compared to $29,775, for the same period in 2021. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products intellectual property. During the nine months ended September 30, 2022, we incurred $111,377 of expenses related to items in support of future planning and design for the proposed de-conversion facility, as compared to $121,500 for the same nine-month period in 2021. This is a decrease of 8% in the period-to-period comparison.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had cash and cash equivalents of $2,989,236 as compared to $474,851 at December 31, 2021. This is an increase of $2,514,385 or approximately 530%. For the nine months ended September 30, 2022, net cash used in operating activities was $957,163 and for the nine months ended September 30, 2021, net cash provided by operating activities was $64,294. The increase in cash used in operating activities was a result of increased accounts receivable due to increased revenue. The increase in cash and cash equivalents at period end in the period-to-period comparison is the result of proceeds from sales of property, plant, and equipment.

Inventories at September 30, 2022 totaled $879,210, and inventories at December 31, 2021 totaled $924,775. Our inventory consists of work in process material for our Radiochemical Products, Cobalt Products, and Nuclear Medicine Products segments.

Cash provided by investing activities was $3,931,725 for the nine months ended September 30, 2022, and cash used in investing activities was $196,730 for the same period in 2021. The cash provided by investing activities in the nine months ended September 30, 2022 was mainly for the sale of assets for $4,000,000. In February 2022, we entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4,000,000 in cash. The Assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. The cash used in investing activities in the nine months ended September 30, 2021 was for purchase of equipment.

Financing activities used cash of $456,759, during the nine months ended September 30, 2022, and cash used in financing activities for the same period in 2021 was $34,994. During the nine months ended September 30, 2022, cash paid for interest was $49,699 and during the same nine-month period in 2021, cash paid for interest was $69,042. Additionally, during the nine months ended September 30, 2022, we received $12,305 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan and $61,800 for exercise of warrants, as compared to $13,527 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan for the same period in 2021. During the nine months ended September 30, 2022, principal payments on notes payable were $524,532, as compared to $390,571 for the same period in 2021. This increase in principal payments was largely due to payment in full of the 2021 Promissory Note as described below.

In February 2022, the Company paid its third annual dividend on the Series C Preferred Stock. Dividends paid totaled $243,780. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,271,980 shares of common stock in lieu of a dividend payment of $204,480. The remaining $39,300 of dividend payable was settled with cash.

Total increase in cash for the nine-month period ended September 30, 2022, was $2,517,803 compared to a cash decrease of $167,430 for the same period in 2021.

We expect that cash from operations, cash raised via equity financing, and our current cash balance will be sufficient to fund operations for the next twelve months. Our future liquidity and capital funding requirements will depend on numerous factors, including, contract manufacturing agreements, commercial relationships, technological developments, market factors, available credit, and preferred stock shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At September 30, 2022, there were no outstanding warrants to purchase our common stock.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2022, accrued interest payable on the 2013 Promissory Note totaled $264,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2022, accrued interest on the 2018 Promissory Note totaled $31,970.

In December 2019 and February 2020, we borrowed $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. At September 30, 2022, the balance of the 2019 Promissory Note was $1,000,000, The remaining debt discount was $37,518, the remaining beneficial conversion feature was $26,548, and the accrued interest on the 2019 Promissory Note totaled $109,131.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
President and Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer

