Form 10-K
period 2022-12-31
INTERNATIONAL ISOTOPES INC
filed 2023-04-06
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 30, 2022, the last business day of the registrant’s second fiscal quarter, was approximately $50 million. For purposes of this calculation, all directors and executive officers of the registrant and holders of 10% or more of the registrant’s common stock are assumed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 3, 2023, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 514,992,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

2

INTERNATIONAL ISOTOPES INC.

FORM 10-K

-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. Words such as: “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: financial condition, operating results and liquidity, future cash flow from operations, our ability to achieve profitability, the expected growth in business segment revenues, our expansion into new markets, the ability of our products to compete with several larger companies and products, the results of market studies used to support our business model, our anticipated improvement in economic conditions, the expected increased revenue resulting from sales of our U.S. Food and Drug Administration (FDA)-approved sodium iodide product, our ability to continue cobalt-60 production, the status of our proposed uranium de-conversion facility, and the sufficiency of our available cash and revenues from operations to meet our operating needs, are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” in this Annual Report. That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the other reports that we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.       BUSINESS

General Business and Products Description

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards, provides radiochemicals for clinical research and life sciences, and produces a variety of cobalt-60 products for medical, research, and industrial applications.

We were formed as a Texas corporation in 1995. Our wholly-owned subsidiaries are International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; International Isotopes Transportation Services, Inc., an Idaho corporation; RadQual, LLC, a limited liability company (RadQual); and TI Services, LLC, a limited liability company (TI Services). Our core business consists of four reportable segments which include: Radiochemical Products, Cobalt Products, Nuclear Medicine Standards, and Fluorine Products.

During 2022, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2022, we:

  Increased company revenues by 16%.
  Reached $11.2 million in total revenues which was the largest single year in company history.
  Increased sales in the Radiochemical segment by 41% primarily through increases in sales of our FDA approved generic sodium iodide I-131 drug product.
  Completed the sale of unused assets for $4.0 million in cash and for a gain of $1.8 million.
  Developed several new products for our Nuclear Medicine products segment and expanded our range of products in this segment into Positron Emission Tomography (PET) imaging standards.
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

In 2023, we plan to continue efforts to further expand and improve upon our operations in our core business segments. We intend to continue to invest in these segments and work to pursue product development, reduce production costs, and expand sales in each of our segments. The following paragraphs provide a brief description of each of our business segments. Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 15 to our Consolidated Financial Statements which begin on page F-7.

Radiochemical Products

This segment includes the production and distribution of various isotopically pure radiochemicals for medical, industrial, and research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer and market demands. In February 2020, we received FDA approval of our ANDA for our generic sodium iodide I-131 drug product. Our generic sodium iodide drug product is the only generic product of this type manufactured in the U.S. and offers customers an attractive domestic alternative to the single existing foreign commercial drug manufacturer. We have two suppliers of sodium iodide I-131 from whom we purchased material during 2021 and 2022 to produce this product in the most reliable manner possible.

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

Nuclear Medicine Standards

This segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. These products are manufactured and distributed by our wholly-owned subsidiary, RadQual. In July 2021, we purchased the remaining 75.5% interest of RadQual. Prior this purchase we were one of two managing members of RadQual and had significant influence in management decisions with regard to RadQual’s business operations. Following the July 2021 acquisition, we have now fully consolidated the income and expenses from both RadQual LLC and TI Services.

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

This segment now includes source disposal activities that were previously reported in the discontinued Radiological Services business segment.

Radiological Services

We discontinued separate reporting of activities of our Radiological Services business segment.

The Radiological Services business segment included field services, gemstone processing, and source disposal. As the Company is no longer engaged in field services and gemstone processing, which previously made up the substantial portion of activities of this segment, separate reporting of this segment has been discontinued. Spaces and resources previously used to perform these discontinued business activities have been allocated to our other business segments. The loss of revenue from these activities has been more than compensated for by the expansion of sales in our Radiochemical products segment and expected expansion of sales in our Nuclear Medicine Standards segment. The Company continues to engage in source disposal activities and has begun reporting these activities under the Nuclear Medicine Standards segment starting January 1, 2022.

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

Nuclear Medicine Standards

Calibration and reference standards are required for the daily operational checks and calibration of the measurement of SPECT and PET imaging devices frequently used in nuclear medicine. Calibration and quality assurance testing are required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. For years, we have been the exclusive manufacturer of RadQual reference standard products. As RadQual is now our wholly-owned subsidiary, we continue to sell these same RadQual products through distributors who make direct sales in the U.S. and internationally. We directly ship these products to all 50 states and many overseas locations. There is only one other major producer of these products in the world that competes directly with us for these products. Most of the products manufactured by our competitor are similar in design to our products because all must meet Original Equipment Manufacturer (OEM) dimensional and performance standards. However, we attempt to differentiate our products from our competitor’s products through increased levels of quality control and customer service. We are certified under ISO-9001:2015 and ISO-13485-2016 quality programs that have allowed us to start selling these products into several foreign countries that require this additional quality certification for manufacturers. We use a small number of suppliers for the isotopes and other materials used in manufacturing these nuclear medicine products, but if we were to lose any of these suppliers, in most cases other suppliers would be available. We are also working to expand the number and types of products that are manufactured in this segment and expand our raw product qualified suppliers

Cobalt Products

In 2014, we entered into a new 10-year agreement with the DOE utilizing a new cobalt target design for high activity cobalt production. Because of the lengthy irradiation time required we initially anticipated that cobalt shipments to customers would resume in late 2018. However, due to delays in the ATR operating schedule we were not able to take our first shipment of these targets until March 2020. Due to lower than desired activity rates in the material, we bought the remaining low activity targets at a discounted rate. There is a high demand for lower activity cobalt. We have taken shipment of and sold this material throughout 2021 and 2022 and will continue to have supply for at least two more years. We are now working with the DOE on future purchases of both high and low activity cobalt. Our cobalt products are used in applications such as radiation therapy, security devices, radiography examination and in some commercial applications. While there are other technologies available to provide external radiation therapy, there are several new devices just gaining market approval that still depend on cobalt sources for their specialized applications. There are currently no other producers of high specific activity cobalt in the U.S., however, there are producers of high specific activity material in Canada and several other countries. In addition to us, there is only one other company in the U.S. currently licensed to handle large quantities of cobalt.

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

Radiochemical Products

In February 2020, our ANDA for a generic radiochemical sodium iodide drug product was approved by the FDA. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the first and only generic sodium iodide I-131 product approved by the FDA in the U.S. and only generic product of this type manufactured in the U.S. The only other supplier to the U.S. of an FDA approved sodium iodide product comes from a foreign manufacturer.

Since the launch of this drug product in 2020, the corresponding sales have had a significant positive impact on our revenues in 2021 and 2022. We expect this significant growth in sales for this product to continue in 2023 and beyond. We are also considering other generic drug opportunities and plan to expand the range of FDA approved products offered within this business segment in the coming years.

We also supply radiochemical products in bulk form. The markets for most radiochemicals can be highly competitive. The target markets for these products are customers who (1) incorporate them into finished industrial or medical devices; (2) use radioisotope products in clinical trials for various medical applications; or (3) further process and include the radioisotope products into pharmaceutical products approved by the U.S. FDA for labeled use in therapy or imaging.

In February 2022, we sold the improvements and equipment in an expansion that had been constructed to our manufacturing facility for cGMP processing. Using the capital from this sale, we are currently developing a business plan and exploring other opportunities that support our current radiopharmaceutical product, produce additional radiopharmaceutical products or explore new contract manufacturing opportunities. We believe that we are uniquely qualified and have a competitive advantage for future opportunities because we have a unique combination of NRC licensing, GMP compliant operating facility, and trained personnel.

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

Dependence on Customers

Historically, we had been dependent on one customer, RadQual, of which we owned 24.5%, for a significant amount of our gross revenue. In July 2021, we purchased the remaining 75.5% of the ownership interest in RadQual, making it a wholly-owned subsidiary. Our sales to RadQual for 2021 accounted for approximately 28% of our total gross revenue for that year. The change in ownership of RadQual has substantially eliminated any risks associated with having RadQual as a single major customer.

Combined sales, on which we are dependent, to our three largest customers, accounted for 23% of our total gross revenues in 2022 and accounted for 17% of our total gross revenues in 2021.

Patents, Trademarks, Licenses and Royalty Agreements

In 2004, we obtained certain patents related to the FEP. In 2010, we were granted an additional process patent on the FEP process. During 2012, we were granted additional process patents for the FEP process in the United States.

In May 2021, we entered into an exclusive licensing agreement with Memorial Sloan-Kettering Cancer Center (MSKCC) for commercial development of a Radioimmuno Assay (RIA) test lit for the detection for SARS COVID-19 virus in the blood. A patent application for this test kit was submitted to the U.S. patent office in March 2021. The useful application and commercial viability of this opportunity will continue to be evaluated, however, at the present time we do not plan commercial development of this product but may pursue other related commercial opportunities.

Employees

As of December 31, 2022, we had 33 total employees, including 32 full-time employees.

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

Risks Related To Our Company

We have incurred, and may continue to incur, losses. We have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2022, we have an accumulated deficit (including preferred stock dividends and returns) in the amount of $126,460,843. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take, actions to improve our financial condition and results of operations. The availability of necessary working capital, however, is subject to many factors beyond our control, including, among other things, our ability to obtain financing on favorable terms, or at all, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

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

We are dependent upon key personnel.  Our ongoing operations are currently dependent on Steve T. Laflin, President and Chief Executive Officer. The loss of Mr. Laflin could have a material adverse effect on our business. There is no assurance that we will be able to retain Mr. Laflin or our existing personnel or attract additional qualified employees. The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

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

In addition, public health epidemics or outbreaks could adversely impact our business. For example, as a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during 2021. There was no discernable impact from COVID-19 to our cobalt products business segment during the period. The decrease in sales for 2021 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. During 2021 and 2022, we experienced some global shipping disruption that were partially attributable to the COVID-19 pandemic.

To-date we have not furloughed or terminated any employees as a result of the financial impact of COVID-19. We have seen a limited impact in our raw material supply chain related to the COVID-19. However, from the beginning of 2022, we have experienced an increase in costs for many raw materials and production supplies due to recent cost inflation which have led to increases to costs of goods sold and operating expenses. Although, all segments have been impacted from these cost increases, our nuclear medicine calibration standards segment has been impacted the most. We have seen these increased costs stabilize somewhat; and we are working on counteracting these cost increases with an increase to our produce prices. We believe we can increase our sales prices enough to overcome these cost increases while continuing to maintain and grow our sales.

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

We are dependent on various third parties in connection with our business operations.  The production of high-specific activity cobalt is dependent upon the DOE, and its prime-operating contractor, which controls the Idaho reactor. Current activity at the Idaho ATR may continue to affect the supply of cobalt material needed for the manufacture of cobalt sources. Loss of the ability to use, or cost-effectively use, these irradiation services would significantly impact our cobalt products business segment because there is not currently another reactor available in the U.S. that is capable of providing this type of service for us. Our radiochemical iodine is supplied to us through two supply sources. Unanticipated contract terminations by these suppliers or suppliers the key raw materials of our other products or other third parties would have a material adverse impact on our operations, financial results, and cash flow.

We are dependent on a limited number of customers in connection with some of our current business operations. Combined sales to our three top customers accounted for 23% and 17% of our total gross revenue during 2022 and 2021, respectively. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

We are subject to competition from other companies.  Each of our existing business areas has direct competition from other businesses. High-specific activity cobalt is supplied by other reactor facilities around the world. Nuclear medicine calibration and reference standards are being produced by one other major manufacturer in the U.S. We have one major competitor in the U.S. for our sodium iodide I-131 drug product. Most of our radiochemicals are also manufactured by several other companies in the world. Most of our competitors have significantly greater financial resources that could give them a competitive advantage over us.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us. As of December 31, 2022, there were approximately 16,716,000 shares of common stock issuable upon the exercise of vested stock options, at a weighted-average exercise price of $.06 per share. An additional 31,942,544 shares were reserved for issuance under our equity plans as of December 31, 2022. Our outstanding preferred stock and certain of our outstanding debt is also convertible into shares of our common stock at the holders’ option. In addition, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or fund our planned uranium de-conversion plant. Any such issuance will have the effect of further diluting the interest of the holders of our securities.

Item 1B.      UNRESOLVED STAFF COMMENTS

We are a smaller reporting company, and therefore, are not required to provide the information required by this item.

13

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB under the trading symbol “INIS”. The following table shows the high and low prices of our common stock on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “INIS”)

	High	Low
Period	(US $)	(US $)
First Quarter 2021	0.34	0.04
Second Quarter 2021	0.15	0.09
Third Quarter 2021	0.14	0.08
Fourth Quarter 2021	0.11	0.06
First Quarter 2022	0.10	0.08
Second Quarter 2022	0.10	0.06
Third Quarter 2022	0.09	0.04
Fourth Quarter 2022	0.07	0.03

Holders of Record

As of March 11, 2023, there were 490 holders of record of our common stock.

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

During 2022, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2022, we:

  Increased company revenues by 16%.
  Reached $11.2 million in total revenues which was the largest single year in company history.
  Increased sales in the Radiochemical segment by 41% due to increases in sales of our FDA approved generic sodium iodide I-131 drug product.
  Completed sale of unused assets for $4.0 million in cash for a gain of $1.8 million.

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

As a result of the COVID-19 pandemic, we experienced a reduction of sales within our nuclear medicine calibration standards segment and radiochemicals segment during 2020 and 2021.  There was no discernable impact from COVID-19 to our cobalt products business segment during the same period.  The decrease in sales for 2020 and 2021 for our nuclear medicine calibration standards segment was the result of the temporary closure of many imaging clinics and suspension of elective or non-essential imaging procedures. In 2022, our sales in most segments recovered and we saw very limited continued negative impact related to COVID-19. The sale of radiochemical products increased during the year 2022; however, we believe the increases in revenue for 2022 for nuclear medicine could have been greater in 2022 were it not for the lingering negative impact of COVID-19 in the first quarter of 2022.

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

Business Strategy and Core Philosophies

Broadly defined, our business strategy is to continue to build our reputation as a leader in the radiochemical, cobalt, and nuclear medicine product industries, and to maximizing the revenue potential of our generic sodium iodine I-131 product and nuclear medicine standards products. We also intend to continually seek ways to improve our customer service and expand our market share, with the ultimate goal of providing greater return to our shareholders. Specifically, we are continuously working with our customers to improve and develop new products to better serve the needs of the end user which, ultimately, we believe will boost product sales. A key part of our short-term and long-term business strategy is to develop and market additional generic drug products, similar to our sodium iodide I-131 product, and develop additional nuclear medicine standards products that will offer customers high quality, reliable, and affordable products as well as increase our revenues. In addition, we will manage cash reserves and pursue additional financial support that will be structured in such a way to support further expansion of our products and services to exploit additional market opportunities.

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

Results of Operations

Following is a summary of results of operations for 2022:

•	Revenue in 2022 was approximately $11.2 million, which was a 16% increase compared to 2022 and was the largest annual revenue generated in the company’s history;

•	Our 2022 sales in our Radiochemical Products increased by approximately 41% as compared to 2021;

•	Our 2022 sales in Cobalt Products and Nuclear Medicine Standards segments decreased by approximately 15% and 1% respectively as compared to 2021;

•	Our total gross profit rate decreased to 56% in 2022 from 59% in 2021; and

•	Our operating costs for 2022 increased approximately 17% as compared 2021; and

•	We had a net profit of $303,238 in 2022 compared to a net loss of $902,347 in 2021

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table presents comparative revenues for the years ended December 31, 2022 and 2021:

Revenues	For the year ended December 31, 2022	% of Total Revenues 2022	For the year ended December 31, 2021	% of Total Revenues 2021
Radiochemical Products	$6,045,767	54%	$4,275,044	44%
Cobalt Products	1,157,536	10%	1,354,517	14%
Nuclear Medicine Standards	3,978,685	36%	4,002,606	42%
Flourine Products	—	0%	29,775	0%
Total Segments	$11,181,988	100%	$9,661,942	100%

Revenues

Total revenues in 2022 were $11,181,988, compared to $9,661,942 in 2021, which represents an increase of $1,520,046, or approximately 16%. The performance of each segment is discussed in the following paragraphs.

	For the year ended	For the year ended
Revenues	December 31, 2022	December 31, 2021	$ change	% change
Radiochemical Products	$6,045,767	$4,275,044	$1,770,723	41%
Cobalt Products	1,157,536	1,354,517	(196,981)	-15%
Nuclear Medicine Standards	3,978,685	4,002,606	(23,921)	-1%
Flourine Products	—	29,775	(29,775)	-100%
Total Segments	11,181,988	9,661,942	1,520,046	16%
Corporate revenue	—	—	—	—
Total Consolidated	$11,181,988	$9,661,942	$1,520,046	16%

Radiochemical Products

Sales of radiochemical products accounted for approximately 54% in 2022 as compared to 44% of our total sales revenue in 2021. Sales in this segment increased by $1,770,723, or approximately 41% to $6,045,767 in 2022 as compared to $4,275,044 in 2021. The increase is primarily the result of sales of our new generic sodium iodide I-131 drug product which was launched in March 2020. We expect sales of our new product to continue to trend upward.

In February 2020, we received approval of an ANDA to the FDA for a sodium iodide radiopharmaceutical product for use in treatment of hyperthyroidism and carcinoma of the thyroid. We began sales of this product in March 2020, and these sales have had a significant positive impact on our revenues for 2021 and 2022. We expect continued growth in sales for this product in 2022 and beyond. This is the first of several potential generic drug products we plan to submit to the FDA in the coming years. Within this segment, we also currently distribute sodium iodide (I-131) as a radiochemical product. The radiochemical product is being used for a variety of applications including industrial use and use in investigational and clinical trials. We believe that the product enhancements we have made, in addition to the generic drug products we plan to submit to the FDA, should increase future sales in this business segment.

In 2019, we entered into a manufacturing and supply agreement with a company and completed an expansion of our existing facility to support contract manufacturing activities. Because of changing market conditions that company requested a termination of that contract manufacturing arrangement, and a settlement agreement was reached with that company in December 2020. As part of the settlement agreement, we received a termination payment consisting of cash and the other company’s relinquishment on all claims to expansion of our facility and all the equipment purchased by them. The settlement resulted in a significant one-time gain for us in 2020. In February 2022, we were able to sell these assets we received in the settlement agreement for another significant one-time gain as detailed under Other Income (Expense) below. We are currently developing a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities utilizing the cash from that sale.

Cobalt Products

Cobalt products sales accounted for approximately 10% of our total sales revenue in 2022 and approximately 14% in 2021. Sales in this segment decreased by $196,981, or approximately 15%, in 2022 to $1,157,536, as compared to $1,354,517 in 2021. The decrease in revenue within this segment was the result of decreased Cobalt Sealed Source Manufacturing due to timing of receipt of additional cobalt material from the ATR in 2022, delays in customer contracts for Cobalt Sealed Source Manufacturing, and delays due to maintenance and repairs to our manufacturing equipment. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure cobalt material.

In October 2014, we entered into a ten-year agreement with the DOE for the irradiation of cobalt targets. It takes many years to irradiate these cobalt targets to the desired level of activity and we anticipated having high specific activity cobalt available for our customers in 2020. However, the material had lower than expected activity and receipt of material was delayed until about June 2021. At that point the material still had lower than expected activity, and we reached an agreement with the DOE to purchase the lower activity material at a discounted rate. Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. We will continue to have access to additional low specific activity material produced by the DOE and expect to obtain, process, and sell additional cobalt products as a result during 2023.

We have entered into cobalt supply agreements with several customers. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. We recognized some of this revenue in prior years including in 2022 and 2021 when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from the ATR or alternate suppliers.

Nuclear Medicine Standards

Due to decreased activity in the Radiological Services segment, starting January 1, 2022, this segment was reorganized into our Nuclear Medicine Standards segment. Additionally, we reclassified our reporting for 2021 to include all activities for the Radiological Services business segment under the Nuclear Medicine Standards segment.

Sales in the nuclear medicine standards segment accounted for approximately 36% and 40%, of our total sales revenue in 2022 and 2021, respectively. Sales in this segment decreased by $23,921, or approximately 1%, to $3,978,685 in 2022, as compared to $4,002,606 in 2021. This small decrease in sales in 2022 is due to a $93,547 decrease in sales related to the discontinued Radiological Services segment partially offset by an increase of $69,626 in sales related to nuclear medicine standards products.

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

Fluorine Products

In 2022, we had no revenues related to Fluorine Products as compared to $29,775 in 2021. These revenues were related to an agreement to provide engineering and technical assistance services related to our fluorine products’ intellectual property. We did not have any revenue from this agreement in 2022. In October 2022, we entered into an option agreement with a Company to sell the NRC license and other assets related to this business area. The agreement gives the buyer up to 18 months to purchase these assets. Work on this project had been on hold since 2013 because of a slowdown in the nuclear industry that specifically impacted fuel cycle facilities. Until such time that we execute the asset sales agreement we will limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

During 2021, we incurred $144,860 of planning and other expenses related to the de-conversion project, as compared to $150,196 in 2021. This is a decrease of $5,336, or approximately 4%, and is the result of decreased professional services allocated to this project in 2022. The largest expense in this business segment is $104,379, approximately 72% of the total expenses for 2022, for the amortization of our NRC license for this project. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico.

Cost of Revenues and Gross Profit

Cost of revenues for 2022 was $4,891,927 as compared to $3,924,142 in 2021, an increase of $967,785, or 25%. Gross profit percentage decreased to 56% for 2022, from 59% in 2021. The following table presents revenues and cost of revenues information:

	For the year ended December 31, 2022	% of Total Revenues 2022	For the year ended December 31, 2021	% of Total Revenues 2021
Total Revenues	$11,181,988	100%	$9,661,942	100%
Cost of Revenues
Radiochemical Products	$2,217,468	20%	$1,698,124	18%
Cobalt Products	577,417	5%	546,043	6%
Nuclear Medicine Standards	2,097,042	19%	1,679,975	17%
Fluorine Products	—	—	—	—
Total Segments	$4,891,927	44%	$3,924,142	41%

Gross Profit	$6,290,061		$5,737,800
Gross Profit %		56%		59%
	967,785	25%	2,956,357

During 2022, we continued to monitor and control direct costs. Raw materials used in our radiochemical products and nuclear medicine standards represented the bulk of direct costs for 2022. In each of these business segments, we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost increases for these raw materials or we may also use alternate supply sources for our material which might not carry pricing as favorable as our contracted suppliers.

The decrease in gross profit percentage in 2022 is a result of increased cost in raw material and supplies in our Nuclear Medicine Standards segment driven by recent cost inflation. We have seen these increased costs stabilize somewhat; and we are working on further offsetting these cost increases with increases to our product prices. We believe we can increase our sales prices enough to overcome these cost increases while continuing to be competitive and maintain sales growth.

Operating Costs and Expenses

Total operating costs and expenses for 2022 were $7,492,958, as compared to $6,418,592 in 2021. This is an increase of $1,074,366, or approximately 17%.

The following table presents operating costs and expenses for 2022 as compared to 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$3,390,652	$2,687,735	26%	$702,917
General, Administrative and Consulting	3,568,590	3,459,143	3%	109,447
Research and Development	533,716	271,714	96%	262,002
Total operating expenses	$7,492,958	$6,418,592	17%	$1,074,366

Salaries and contract labor expense increased by $702,917, or approximately 26%, which was the result of an increased number of employees and increases to labor rates. In addition, non-cash equity compensation expense recorded for the year ended December 31, 2022, was $352,458 as compared to $84,564 for the same period in 2021. This is an increase of $267,894, or approximately 317%, and is the result of equity compensation recorded for outstanding stock options granted to directors, officers, and employees.

General administrative and consulting expenses increased to $3,568,590 in 2022, as compared to $3,459,143 in 2021, an increase of $109,447, or approximately 3%. This increase is due to periodic waste disposal costs of $329,237 in 2022 with no such cost in 2021. Research and development expense was $533,716 for 2022, compared to $271,714 for 2021. This is an increase of $262,002, or approximately 96%. This increase in research and development expense was the result of increased costs associated with product development in our Radiochemical and Nuclear Medicine Standards business segments.

During both 2022 and 2021, we limited further investment in the planned de-conversion facility and limited further spending on the project only for expenses necessary to maintain licensing, continue interactions with Lea County, New Mexico, and supporting a due diligence review of the project by a company interested in purchasing these project assets. We will continue to delay further engineering work on the de-conversion project until we are able to secure additional contracts for de-conversion services.

Other Income (Expense)

The following table presents other income (expense) for 2022 as compared to 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Other income (expense)	$2,110,576	$683,253
Interest income	9,502	111
Interest expense	(613,943)	(791,532)
Total other (expense)	$1,506,135	$(108,168)

Other income was $2,110,576 for 2022 as compared to other income of $683,253 for 2021. This is an increase in other income of $1,427,323. The increase is primarily due to a $1,797,978 gain on the sale of assets to Pharmalogic Idaho, LLC. In February 2022, we entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4,000,000 in cash. The assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. In 2021, we recognized “other income” for an anticipated tax refund of approximately $440,000 for the Employer Retention Credit.

In September 2022, we experienced a fraudulent transactions incident. The fraudulent charges totaled approximately $85,000. These charges were recorded as “other expense”. Investigations by our bank and by law enforcement are ongoing. There have been no indications of any involvement within our Company. As we expected to recoup all fraudulent charges from our bank, we recognized "other income" to offset the fraudulent charges recorded under “other expense”. In October and November 2022, we recovered all the fraudulent charges from our bank.

Interest income in 2022 was $9,502 as compared to $111 in 2021. This increase of $9,391 was due to increased interest rates earned for cash balances held at banks and other institutions in interest-bearing accounts.

Interest expense decreased during 2022, to $613,943, from $791,532 in 2021. This decrease of $177,589, or approximately 22%, was due to a decrease in non-cash interest expense and the payoff of some notes payable. In 2022, non-cash interest expense was $274,443 as compared to $401,077 in 2021. This is a decrease of $126,634. Interest expense includes dividends accrued on our Series C Preferred Stock (as defined below) issued in 2017. In 2022, we recorded interest expense of $243,780 for dividends payable on our Series C Preferred Stock.

In connection with the 2013 Promissory Note (as defined below), we recorded $30,000 of interest expense for each of 2022 and 2021, and approximately $3,000 and $13,000 of non-cash interest expense related to a debt discount feature on the 2013 Promissory Note for 2022 and 2021 respectively.

In connection with the 2019 Promissory Note (as defined below), we recorded $40,000 of interest expense for 2022 and 2021, and approximately $256,000 of non-cash interest expense related to a debt discount feature and issuance of warrants related to the 2019 Promissory Note for 2022 and 2021. We will have $0 in non-cash interest expense in connection with the 2019 Promissory Note in 2023 and future years.

In connection with our 2017 issuance of Series C Preferred Stock, we issued Class M Warrants and Class N Warrants. All these warrants expired in 2021. We recorded approximately $0 and $131,000 of non-cash interest expense for 2022 and 2021 respectively in relation to these warrants.

Net Income or Loss

Our net income was $303,238 in 2022, compared to a net loss was $902,347 in 2021. This is an increase in net income of $1,205,578. This increase is largely the result of the approximate $1.8 million gain on sale of assets. Additionally, the increase in income is the result of the increase in revenue in our Radiochemical Products segment offset by the increase in operating expense from salaries and contract labor and expenses from research and development in 2022, as compared to the same period in 2021.

Liquidity and Capital Resources

On December 31, 2022, we had cash and cash equivalents of $2,375,817 compared to $474,851 at December 31, 2021. Net cash used in operating activities was $1,497,719 in 2022, compared to net cash used by operating activities of $161,914 in 2021. This represents an increase in cash used in operating activities of approximately $1,335,805. This increase is due to a large increase in accounts receivable due to the increased sales activity in 2022 as compared to 2021 and decreased net income from operating activities in the year over year comparison.

Accounts receivable at December 31, 2022 were $1,596,886 as compared to $853,675 at December 31, 2021. Our allowance for bad debt at December 31, 2022 was $0 as compared to $18,910 at December 31, 2021.

Inventories at December 31, 2022 were $744,793 as compared to $924,775 at December 31, 2021. A large portion of our inventory consists of Cobalt target inventory. For 2022, our target inventory accounted for approximately 25% of our work in process inventory. For 2021, our target inventory accounted for approximately 48% of our work in process inventory.

Included in our work in process inventory are in-process and completed nuclear medicine products, irradiated cobalt, and nuclear medicine-related materials and products.

We recognized a net profit of $303,238, for the year ended December 31, 2022, and have an accumulated deficit of $126,460,843 since inception. To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash provided in investing activities was $3,879,986 for 2022 and net cash used in investing activities was $205,474 for 2021. During 2022, we used $120,014 to purchase equipment, and we used $205,474 to purchase equipment in 2021. We had proceeds from sale of equipment of $4,000,000 in 2022, and we had no proceeds from sale of equipment in 2021.

Financing activities used cash of $472,004 for the year ended December 31, 2022. We received proceeds from the sale of common stock in the amount of $76,571 and made principal payment on loans in the amount of $540,032 in 2022. For the year ended December 31, 2021, financing activities used cash of $78,699. We received proceeds from the sale of common stock in the amount of $18,890 and issued debt for proceeds of $351,255. In addition, we made principal payment on loans in the amount of $437,627 in 2021.

In February 2017, we entered into subscription agreements with certain investors, including two of our directors, for the sale of (i) an aggregate of 3,433 shares of Series C Preferred Stock, and (ii) Class M warrants to purchase an aggregate of 17,165,000 shares of our common stock (Class M Warrants), for gross proceeds of $3,433,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018. Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock must be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2025. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class M Warrants were exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and expired in February 2022. In February 2022, 515,000 Class M Warrants were exercised at a price of $0.12. The Company received $61,800 for the exercise.

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

As discussed above, in May 2017, we issued 780 shares of Series C Preferred Stock, and Class N warrants to purchase an aggregate of 2,925,000 shares of our common stock (Class N Warrants) upon conversion of $780,000 of the Notes. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018.  Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.12 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2025. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Class N Warrants were exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and expired in February 2022.

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged.

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

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we borrowed $675,000 under the 2019 promissory note; the remaining $325,000 was borrowed in February 2020. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we are required to issue up to 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share (the Class O Warrants). The warrants are exercisable at an exercise price of $0.045 per share and have a term of five years. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged.

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

Goals for 2023

Based upon the investments we have made in our facilities and investments we anticipate making, and based on projects, and products developed thus far in 2023, we have the following goals for the rest of 2023:

•	Continue to expand sales of our FDA approved sodium iodide I-131 generic drug product;

•	Complete development of and launch a fully automated I-131 capsule loading system to pharmacies in the U.S and select overseas customers;

•	Begin development of one or more new generic drug products to further enhance revenue production within our Radiochemical segment and identify additional future generic product opportunities;

•	Expand sales of our nuclear medicine products and increase cash flow by offering new products and further expanding our international sales and distributor relationships;

•	Develop a business plan to produce additional radiopharmaceutical products or explore new contract manufacturing opportunities.

•	Explore acquisition opportunities to expand our product offerings and increase, revenue, cash flow, and profit margin;

•	Continue to expand our customer base, increase revenues, reduce production and operating costs, and attempt to achieve profitability in our core business segment operations; and

•	Continue to support essential tasks related to our de-conversion project and continue to pursue any opportunities to benefit from sale of these assets through and through royalty payment arrangements.

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

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) that are designed to ensure information required to be disclosed in our reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The other information required by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2022.

Item 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2022.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2022.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2022.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2022.

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements

See the index to and the financial statements beginning on page [31], which financial statements are incorporated herein by reference.

(a)(3) Exhibits

The following documents are filed or incorporated herein by reference as exhibits to this report:

2.1++	Membership Interest Purchase Agreement, dated July 8, 2021, between RadQual, LLC, International Isotopes Inc., and each of the sellers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

2.2++	Asset Purchase Agreement, dated February 10, 2022, between International Isotopes Inc. and Pharmalogic Idaho, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022).

3.1	Restated Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated February 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022).

3.4	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated December 28, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 28, 2022).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269).

10.1†	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10,1 of the Company’s Current Report on Form 8-K, filed on July 21, 2020).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3+	Lease Agreement (4137 Commerce Circle), dated January 20, 2020, between the Company and Adrian Rand Robison and Dorothy Robison.

10.4†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.5	Memorandum of Agreement, dated October 22, 2009, between the Company and the New Mexico Environment Department (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 27, 2009).

10.6	Registration Rights Agreement, dated February 17, 2017, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.7†	Amended and Restated Employment Agreement, dated May 16, 2012, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.8†

Modification #3 to the Amended and Restated Employment Agreement, dated February 22, 2023, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2023).

10.9	Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10	Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.11	Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.12	Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).**

10.13	Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).**

10.14	First Modification to Cobalt-60 Pellet Supply Agreement, effective April 21, 2017, between International Isotopes Inc. and Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2017).**

10.15	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 28, 2022).

21.1+	Subsidiary list.

23.1+	Consent of Haynie & Company.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101

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

28

Item 16.      FORM 10-K SUMMARY

None.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Isotopes Inc.

By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

Date: April 5, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 5, 2023	By: /s/ Steve T. Laflin
Steve T. Laflin
President, Chief Executive Officer, and Director

April 5, 2023	By: /s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer, Secretary

April 5, 2023	By: /s/ Robert Atcher
Robert Atcher
Director

April 5, 2023	By: /s/ Christopher Grosso
Christopher Grosso
Chairman of the Board of Directors

30

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

31

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of International Isotopes Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Isotopes Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Intangible Assets/Impairment Analysis – Deconversion Facility

Description of the Matter:

As discussed in Note 2 and Note 6 to the financial statements, the Company had approximately $3.5 Million net in assets related to the future construction and operation of a depleted uranium de-conversion facility as of December 31, 2022. The actual construction of the facility was put on hold in a previous year and performance milestones have not been met. Because of this delay, management must assess whether these assets are impaired. Management's assessment relies on estimates, future projections of the market, and judgment.

Auditing management's valuation/impairment analysis can be complex, involves judgment, and requires a thorough understanding of the irradiation process.

How We Addressed the Matter in Our Audit:

We obtained and reviewed signed agreements with all involved parties. We reviewed management's decommissioning funding plan as well as the Nuclear Regulatory Commission Letter of Acceptance. We reviewed management's assessment and anticipated future plans, which included obtaining additional agreements with outside interested parties, and compared this assessment to prior years noting no inconsistencies or indications of management bias. Lastly, we tested the changes in the balance by reviewing copies of all payments and costs added in the current year and recalculated the expected ending balance.

Haynie & Company
Salt Lake City, Utah
April 5, 2023

We have served as the Company's auditor since 2018.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$2,375,817	$474,851
Accounts receivable	1,596,886	853,675
Inventories	744,793	924,775
Prepaids and other current assets	1,023,129	1,004,423
Total current assets	5,740,625	3,257,724

Long-term assets
Restricted cash	840,049	830,752
Property, plant and equipment, net	2,024,486	4,299,937
Capitalized lease disposal costs, net	228,125	246,748
Financing lease right-of-use asset	12,621	18,631
Operating lease right-of-use asset	2,311,082	2,429,622
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,703,353	3,859,473
Total long-term assets	10,503,971	13,069,418
Total assets	$16,244,596	$16,327,142

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$382,392	$1,424,028
Accrued liabilities	1,472,504	1,189,165
Unearned revenue	879,365	907,953
Current portion of operating lease right-of-use liability	131,572	121,069
Current portion of financing lease liability	5,513	8,542
Current portion of related party notes payable, net of debt discount	620,000	993,735
Current installments of notes payable	23,348	290,017
Total current liabilities	3,514,694	4,934,509

Long-term liabilities
Accrued long-term liabilities	112,500	—
Related party notes payable, net of current portion and debt discount	1,000,000	620,000
Notes payable, net of current portion	34,406	57,769
Asset retirement obligation	942,378	892,086
Financing lease liability, net of current portion	2,832	8,346
Operating lease right-of-use liability, net of current portion	2,232,244	2,363,815
Mandatorily redeemable convertible preferred stock, net of current portion and discount	4,063,000	4,719,822
Total long-term liabilities	8,387,360	8,661,838
Total liabilities	11,902,054	13,596,347

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 514,889,916 and 502,584,176 shares issued and outstanding respectively	5,148,899	5,025,842
Additional paid in capital	125,654,486	124,469,034
Accumulated deficit	(126,460,843)	(126,764,081)
Total equity	4,342,542	2,730,795
Total liabilities and stockholders' equity	$16,244,596	$16,327,142

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021

Sale of product	$11,181,988	$9,661,942
Cost of product	4,891,927	3,924,142
Gross profit	6,290,061	5,737,800

Operating costs and expenses:
Salaries and contract labor	3,390,652	2,687,735
General, administrative and consulting	3,568,590	3,459,143
Research and development	533,716	271,714
Total operating expenses	7,492,958	6,418,592

Operating loss	(1,202,897)	(680,792)

Other income (expense):
Other income	2,110,576	683,253
Interest income	9,502	111
Interest expense	(613,943)	(791,532)
Total other (expense) income	1,506,135	(108,168)
Net income (loss)	303,238	(788,960)
Income attributable to noncontrolling interest	—	113,387

Net income (loss) attributable to International Isotopes Inc.	$303,238	$(902,347)

Net income per common share - basic:	$—	$—

Net income per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	510,794,145	477,723,996

Weighted average common shares outstanding - diluted	510,794,145	477,723,996

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2022 and 2021

					Equity
					Attributable	Equity
					to	Attributable
			Additional		Internat'l	to
	Common Stock		Paid-in	Accumulated	Isotopes	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Shareholders	Interest	Equity
Balance December 31, 2020	424,344,298	$4,243,443	$122,191,837	$(125,861,734)	$573,546	$2,313,706	$2,887,252

Shares issued under employee stock purchase plan	313,420	3,135	15,753	—	18,888	—	18,888

Shares issued for exercise of employee stock options	2,024,798	20,248	(20,248)	—	—	—	—

Stock grant	118,315	1,183	(1,183)	—	—	—	—

Stock issued in lieu of dividends on preferred C shares	1,398,200	13,982	193,498	—	207,480	—	207,480

Warrant exercise	32,621,409	326,214	(326,214)	—	—	—	—

Conversion of preferred C stock	1,500,000	15,000	135,000	—	150,000	—	150,000

Conversion of preferred B stock	87,500	875	174,125	—	175,000	—	175,000

Stock based compensation	—	—	84,566	—	84,566	—	84,566

Shares issued for purchase of 75.5% of RadQual	40,176,236	401,762	2,021,900		2,423,662	(2,423,662)	—

Distribution to non-controlling interest	—	—	—	—	—	(3,431)	(3,431)

Net (loss) income				(902,347)	(902,347)	113,387	(788,960)
Balance December 31, 2021	502,584,176	5,025,842	124,469,034	(126,764,081)	2,730,795	—	2,730,795

Shares issued under employee stock purchase plan	245,081	2,451	12,320	—	14,771	—	14,771

Shares issued for exercise of employee stock options	648,948	6,489	(6,489)	—	—	—	—

Stock grant	187,231	1,872	(1,872)	—	—	—	—

Stock issued in lieu of dividends on preferred C shares	2,271,980	22,720	181,760	—	204,480	—	204,480

Warrant exercise	515,000	5,150	56,650	—	61,800	—	61,800

Conversion of preferred B stock	8,437,500	84,375	590,625	—	675,000	—	675,000

Stock based compensation	—	—	352,458	—	352,458	—	352,458

Net (loss) income				303,238	303,238	—	303,238
Balance December 31, 2022	514,889,916	$5,148,899	$125,654,486	$(126,460,843)	$4,342,542	$—	$4,342,542

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$303,238	$(788,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	374,196	581,274
Gain on disposal of property, plant and equipment	(1,797,978)	—
Accretion of obligation for lease disposal costs	50,292	43,266
Accretion of beneficial conversion feature	274,443	401,077
Equity based compensation	352,458	84,564
Right-of-use amortization	(2,528)	23,989
Changes in operating assets and liabilities:
Accounts receivable	(743,211)	(57,547)
Prepaids and other current assets	(18,706)	243,007
Inventories	179,982	(86,988)
Unearned revenues	(28,588)	(106,249)
Accounts payable and accrued liabilities	(441,317)	(499,347)
Net cash used in operating activities	(1,497,719)	(161,914)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,000,000	—
Purchase of property, plant, equipment and patents	(120,014)	(205,474)
Net cash provided by (used in) investing activities	3,879,986	(205,474)

Cash flows from financing activities:
Proceeds from sale of stock	76,571	18,890
Proceeds from issuance of notes payable	—	101,253
Proceeds from issuance of debt - related party	—	250,000
Distribution to non-controlling interest	—	(3,431)
Payments on financing lease liability	(8,543)	(7,786)
Principal payments on notes payable	(540,032)	(437,627)
Net cash used in financing activities	(472,004)	(78,701)

Net change in cash and cash equivalents	1,910,263	(446,089)
Cash and cash equivalents at beginning of year	1,305,603	1,751,692
Cash and cash equivalents at end of year	$3,215,866	$1,305,603

Supplemental disclosure of cash flow activities:
Cash paid for interest	$54,071	$75,786

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion preferred dividends to stock	$204,480	$207,480
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$—	$1,603
Increase in equity and decrease in liability for the conversion of preferred stock	$675,000	$325,000
Non-cash increase of capitalized asset retirement obligation for increased funding plan	$—	$260,715
Decrease in unearned revenue and increase in notes payable for repayment plan	$—	$146,072
Increase in equity and decrease in non-controlling interest for acquisition of non-controlling interest in RadQual and TI Services	$—	$2,423,662

	December 31,
	2022	2021
Cash and cash equivalents	$2,375,817	$474,851
Restricted cash included in long-term assets	840,049	830,752
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,215,866	$1,305,603

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2022 AND 2021

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

Nature of Operations – INIS and its subsidiaries, (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources and a varied selection of radioisotopes and radiochemicals for medical research, pharmacy compounding, and clinical applications. The Company also distributes a varied selection of radioisotopes and radiochemicals for medical and clinical research applications. The Company also holds several patents for a fluorine extraction process that it plans to use in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of four major business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Cash and cash equivalents, totaling $2,375,817 and $474,851 at December 31, 2022 and 2021, respectively, consist of operating accounts and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2022 and 2021, the Company had pledged cash on deposit in a money market account valued at $840,049 and $830,752 respectively, as security for a surety bond.  The surety bond is required as part of the Company’s operating license agreement with the Nuclear Regulatory Commission (“NRC”).

The Company maintains its cash accounts in various deposit accounts, the balances of which are periodically in excess of federally insured limits.

b)      Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2022, the Company had no allowance for doubtful accounts. At December 31, 2021, the Company has accrued an allowance for doubtful accounts of approximately $19,000.

c)      Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first in, first out method. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  No impairment was recorded for the years ended December 31, 2022 and December 31, 2021.

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

e)      Goodwill and other intangibles

Goodwill is not amortized but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets recorded as a result of the change in ownership of RadQual. As of December 31, 2022 and 2021, there has been no impairment of goodwill.

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2022 and 2021, the Company had no impairment losses related to intangible assets.

f)      Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment recorded during the years ended December 31, 2022 and 2021.

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

j)      Research and development costs

Research and development costs are expensed as incurred and totaled $533,716 and $271,714 for the years ended December 31, 2022 and 2021, respectively. These research and development costs were incurred to maintain our planned de-conversion facility license and in our radiochemical products and nuclear medicine standards business segments.

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

For the years ended December 31, 2022 and 2021, the Company recognized share-based compensation expense of $352,458 and $84,564, respectively, related to stock options and stock grants. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

l)      Net loss per common share – basic and diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

The table below shows the calculation of diluted shares:

	December 31,
	2022	2021
Weighted average common shares outstanding - basic	510,794,145	477,723,996

Effects of dilutive shares
Stock options	—	—
Warrants	—	—
Series B redeemable convertible preferred stock	—	—
Series C redeemable convertible preferred stock	—	—
Weighted average common shares outstanding - diluted	510,794,145	477,723,996

For the year ended December 31, 2022, the Company had 24,993,500 stock options outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

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

The table below summarizes common stock equivalents outstanding at December 31, 2022 and 2021:

	December 31,
	2022	2021
Stock options	24,993,500	20,777,500
Warrants	—	7,065,000
850 Shares of Series B redeemable convertible preferred stock	—	337,500
4,213 Shares of Series C redeemable convertible preferred stock	40,630,000	40,630,000
	65,623,500	68,810,000

m)      Business segments and related information

GAAP establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in four business segments.

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

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $126,460,843 at December 31, 2022 and net income of $303,238 for the year then ended. The Company’s working capital, which includes inventory that will not be sold for up to three years, has increased by $3,902,716 from the prior year. The Company has cash flows used by operations of $1,497,719.  During 2022, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products. The Company’s net income was $303,238 in 2022, compared to net loss of $902,347 in 2021. This is an increase in net income of $1,205,585. This increase in net income is largely the result of the approximate $1.8 million gain on sale of assets.

During the year ended December 31, 2022, the Company continued to focus on its long-standing core business segments, which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

Due to changes in the nuclear industry over the past few years, the Company’s plans for the design and construction of a large-scale uranium de-conversion and fluorine extraction facility were placed on hold.  The Company expects that further activity on this project will remain on hold until the market and industry conditions change to justify resuming design and construction of the facility.  The Company will continue to incur some costs associated with the maintenance of licenses and other necessary project investments for the proposed facility, and the Company expects to continue to keep certain agreements in place to support resumption of project activities at the appropriate time. In July 2015, the Company announced that it executed an amendment to its Project Participation Agreement (PPA) with the Lea County, New Mexico Board of Commissioners. The PPA granted to the Company direct and indirect assistance for locating its proposed depleted UF6 de-conversion facility in Hobbs, New Mexico. The principal component of assistance was the conveyance of approximately 640 acres of land for construction and operation of the proposed facility.  The conveyance of the land was contingent upon the Company commencing construction on Phase 1 of the facility by December 31, 2014 and hiring a certain number of

F- 10

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

The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the depleted uranium facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier, and the Company believes that it provides it with a very valuable asset. During 2022 the company has signed an Option to Purchase Assets Agreement with a company that may be interested in bringing this project forward. The assets under consideration include the NRC license, property agreements, and all engineering design work completed to date on the project. During 2023 the company expects to support further due diligence review of the project by a third party that could lead to the sale of these assets in 2023 or 2024. During the year ended December 31, 2022, the Company incurred costs of approximately $145,000 to maintain licenses and other necessary project investments. During the same period in 2021, the Company incurred costs of approximately $150,000 for planning and development activities on the project.

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

In July 2021, the Company purchased the remaining 75.5% interest in RadQual for an aggregate purchase price of approximately $4.4 million, which was paid in shares of our common stock, resulting in the issuance of 40,176,236 shares of our common stock as consideration. As a result of this purchase, the Company owns 100% of RadQual. The Company will continue to consolidate the accounts of RadQual as its wholly-owned subsidiary.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Raw materials	$—	$—
Work in progress	744,793	924,775
Finished goods	—	—
	$744,793	$924,775

Included in raw material inventory raw cobalt, strontium and other raw elements. Raw material inventory is regularly reviewed for obsolescence. In 2021, the Company determined all raw material inventory was obsolete. The remaining $33,609 of raw material inventory was reduced to $0 due to this impairment.

Previously, work in process included costs to irradiate cobalt-60 material under a contract with the DOE. This material was placed in the reactor exclusively for purchase by the Company. In 2021, the company took shipment of all remaining cobalt-60 for which it had paid irradiation charges. The Company has contracted with several customers for the purchase of this cobalt-60 material and has collected advance payments for project management, up-front handling and irradiation charges. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s consolidated financial statements as cobalt products are completed and shipped. For the year ended December 31, 2022 and 2021, the Company recognized approximately $39,000 and $18,000, respectively, of revenue in its consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2022 and 2021:

	2022	2021	Estimated Useful Lives
Furniture and fixtures	$284,020	$199,908	3 - 5 years
Transportation equipment	114,708	114,708	5 - 10 years
Plant and improvements	501,334	1,146,312	5 years
Production equipment	3,997,193	5,807,683	5 - 10 years
	4,897,255	7,268,611
Accumulated depreciation	(2,872,769)	(2,968,674)
	$2,024,486	$4,299,937

Included in fixed assets are assets purchased during the planning phase for the construction of a de-conversion facility in Hobbs, New Mexico.  Although construction of the facility is currently on hold, the Company has determined that these assets continue to have future economic value based on what it considers a strong likelihood that construction of the facility will occur in the future.

Depreciation expense was $185,193 and $398,117 for the years ended December 31, 2022 and 2021, respectively.

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

The following table summarizes the patent and intangible activity for the years ended December 31, 2022 and 2021:

2022
Beginning	$5,362,628
Additions	8,250
Disposals	—
Ending	5,370,878
Accumulated amortization	(1,667,525)
$3,703,353

During the year ended December 31, 2022 the Company recognized $164,370 of amortization expense, and during the year ended December 31, 2021, the Company recognized $163,180 of amortization expense.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows:

Years ending December 31,
2023	$164,895
2024	164,895
2025	164,895
2026	164,895
2027	164,895
Thereafter	2,878,878
$3,703,353

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

At December 31, 2022, accrued interest on the 2018 Promissory Note totaled $33,770.

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of its major shareholders, pursuant to which the Company borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013

Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share (Class L Warrants). The Class L Warrants were immediately exercisable. The fair value of these warrants issued totaled $384,428 and was recorded as a debt discount were amortized over the life of the 2013 Promissory Note. The Company calculated a beneficial conversion feature of $15,464 which was accreted to interest expense over the life of the 2013 Promissory Note. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L Warrants to purchases shares of the Company’s common stock at an exercise price of $0.06 per share. The Class L Warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L Warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged.

At December 31, 2022, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $271,734. Interest expense recorded for the year ended December 31, 2022, was $30,000.

In April 2019, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $2,182,142 over the next 12 months. The modification was necessary to address the delays to cobalt delivery in 2019 caused by changes to the ATR operating schedule and also to accommodate this customer’s request to reduce their cobalt purchase obligations in future years. The modifications require that the Company refund approximately $1,050,000 of payments received for prior year undelivered material, plus interest at 12% per year, payable over a one-year period on a portion of that amount. The Company has also agreed with this customer to refund approximately $1,100,000 paid for material that was to have been delivered in later years. There will be no interest charge on this refund. In December 2019, this agreement was modified further allowing the Company to delay the original payments by 3 months and refund an additional $462,858 with no interest charge. At December, 31, 2021 balance on this refund is $80,000. This refund was paid in full in February 2022.

In August 2021, one of the prepaid revenue customers requested a refund of the amounts paid. The Company entered into a note agreement to repay $146,072 by June 2021. Any balance of the refund amount left outstanding after December 31, 2021 accrues interest at a rate of 5% per annum until paid in full. At December, 31, 2021 balance on this refund is $146,072. This refund was paid in full in February 2022.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and is due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. At December 31, 2022, the remaining balance of this debt discount was $0. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. At December 31, 2022, the remaining balance of this beneficial conversion feature was $0. In January 2023, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At December 31, 2022 accrued interest on the 2019 Promissory Note totaled $119,131.

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

Notes payable as of December 31, 2022 and 2021 consist of the following:

	2022	2021

Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2023, secured	$120,000	$120,000
Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2022, secured	—	250,000
Note payable to related parties net of unamortized debt discount of $0 and $256,265 at December 31, 2022 and 2021, respectively, bearing interest at 4% all principal and interest due on December 31, 2024, secured	1,000,000	743,735
Note payable to related parties bearing interest at 6% all principal and interest due on December 31, 2023, secured	500,000	500,000
Note payable to customer pursuant to a refund agreement. Interest at 12%	—	80,000
Note payable to customer pursuant to a refund agreement. Interest at 5%	—	146,072
Note payable to a financial institution bearing interest at 6.66% monthly installments of $805, secured	—	3,167
Note payable to a financial institution bearing interest at 5.99% monthly installments of $1,046, secured	44,521	54,087
Note payable for purchase contract bearing interest at 5% monthly installments of $4,442, secured	13,233	64,460
Total notes payable	1,677,754	1,961,521
Less: current maturities	(643,348)	(1,283,752)
Notes payable, net of current installments and debt discount	$1,034,406	$677,769

Maturities of convertible debt and notes payable, excluding debt discount and debt issuance costs, at December 31, 2022, are as follows:

Years ending December 31,
2023	$643,348
2024	1,010,774
2025	11,439
2026	12,193
Thereafter	—
$1,677,754

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

	Year Ended
	December 31
	2022	2021
Operating lease costs	$285,159	$258,762
Short-term operating lease costs	12,066	6,003
Financing lease expense:
Amortization of right-of-use assets	4,172	7,786
Interest on lease liabilities	649	1,855
Total financing lease expense	4,821	9,641
Total lease expense	$302,046	$274,406

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,603
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—
Weighted-average remaining lease term (years) - operating leases	12.1	13.1
Weighted-average remaining lease term (years) - financing leases	1.1	2.1
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	7.93%	8.63%

Maturities of lease liabilities as of December 31, 2022, were as follows:

	Operating leases	Finance leases
For the years ended December 31,
2023	$287,108	$5,881
2024	287,108	2,929
2025	287,108	—
2026	287,108	—
2027	287,108	—
Thereafter	2,025,193	—
Total minimum lease obligations	3,460,733	8,810
Less-amount representing interest	(1,096,917)	(465)
Present value of minimum lease obligations	2,363,816	8,345
Current maturities	(131,572)	(5,513)
Lease obligations, net of current maturities	$2,232,244	$2,832

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

The following table summarizes warrant activity for the years ended December 31, 2022 and 2021:

Warrants	Outstanding Shares	Weighted Average Exercise
Outstanding at December 31, 2020	50,090,000	$0.07
Granted	—	—
Exercised	(43,025,000)	0.07
Forfeited	—	—
Outstanding at December 31, 2021	7,065,000	0.11
Granted	—	—
Exercised	(515,000)	0.12
Forfeited	(6,550,000)	0.11
Outstanding at December 31, 2022	—	$—

At December 31, 2022, there were no outstanding warrants.

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

At December 31, 2021, there were 675 shares of the Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) outstanding with a mandatory redemption date of May 2022 at $1,000 per share, or $675,000 in aggregate redemption value. The Series B Preferred Stock were convertible into common stock at a conversion price of $2.00 per share. These preferred shares carried no dividend preferences. Due to the mandatory redemption provision, the Series B Preferred Stock were classified as a liability in the accompanying consolidated balance sheets. In 2021, 175 shares of Series C Preferred Stock were converted into shares of common stock. On May 31, 2022, the Company paid with shares of the Company’s common stock all 675 outstanding Series B Preferred Stock outstanding with a mandatory redemption date of May 2022 at $1,000 per share or $675,000. The May 31, 2022 average price of the Company’s common stock was $0.08 per share. The Company issued 8,437,500 shares of common stock to satisfy the $675,000 redemption amount.

At December 31, 2021 and December 31, 2022, there were 4,063 total shares of the Series C Preferred Stock outstanding. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2025. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

The Company pays dividends on the Series C Preferred Stock in February each year. Dividends payable totaled $243,780 in February 2022 and $254,280 in February 2021. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,271,980 shares of common stock in lieu of a dividend payment of $204,480 in 2022 and 1,398,200 shares of common stock in lieu of a dividend payment of $205,980 in 2021. $39,300 of dividend payable was settled with cash in 2022 and $46,800 was settled with cash in 2021.

The outstanding 4,063 shares of Series C Preferred Stock originated as follows:

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

The Class M Warrants were immediately exercisable at an exercise price of $0.12 per share, subject to adjustment as set forth in the warrant, and expired in February 2022.

The Company allocated the proceeds to the Series C Preferred Stock and Class M Warrants based on their relative fair value, which resulted in $2,895,379 being allocated to the Series C Preferred Stock and $537,621 being allocated to the Class M Warrants. The allocated Class M Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2021, the balance of the discount to the Series C Preferred Stock was $13,440 and the net carrying value of these 3,433 shares of Series C Preferred Stock was $3,419,560. At December 31, 2022, the balance of the discount to the Series C Preferred Stock was $0 and the net carrying value of these 3,433 shares of Series C Preferred Stock was $3,433,000.

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

The Class N Warrants were immediately exercisable at an exercise price of $0.10 per share, subject to adjustment as set forth in the warrant, and expired in May 2022.

The Company allocated the proceeds to the Series C Preferred Stock and Class N Warrants based on their relative fair value, which resulted in $675,947 being allocated to the Series C Preferred Stock and $104,053 being allocated to the Class N Warrants. The allocated Class N Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2021, the balance of the discount to the Series C Preferred Stock was $4,737 and the net carrying value of 630 outstanding shares of Series C Preferred Stock was $625,263. At December 31, 2022, the balance of the discount to the Series C Preferred Stock was $0 and the net carrying value of 630 shares of Series C Preferred Stock was $630,000.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. An amendment and restatement of the plan was approved in July 2020 by the Company’s shareholders, which increased the number of shares available for purchase by 3,000,000 shares. At December 31, 2022 there were 2,541,410 shares available under the employee stock purchase plan.

During 2022 and 2021, the Company issued 245,081 and 313,420 shares of common stock to employees for proceeds of $14,771 and $18,888, respectively, in accordance with the employee stock purchase plan.

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

The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At December 31, 2022 there were 29,401,134 shares available for issuance under the 2015 Plan.

Non-Vested Stock Grants

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 307,692 fully vested shares of common stock to its Chief Executive Officer in February 2022 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.091 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $27,692, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2021, which was $0.09 per share. The Company withheld 120,461 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2022 totaled 187,231.

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

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Average
	Outstanding	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life	Value
Outstanding at December 31, 2020	20,400,000	$0.06		$107,250
Granted	3,250,000	0.11
Exercised	(2,552,500)	0.04		362,410
Forfeited	(320,000)	0.07
Outstanding at December 31, 2021	20,777,500	0.06		627,615
Granted	8,150,000	0.09
Exercised	(1,200,000)	0.04		57,000
Forfeited	(1,734,000)	0.08
Outstanding at December 31, 2022	24,993,500	0.07	6.0	—
Exercisable at December 31, 2022	16,716,000	$0.06	4.6	$—

The total intrinsic value of stock options outstanding at December 31, 2022 was $0. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.03 of the Company’s common stock as of the end of 2022 exceeds the exercise price of the options.

The Company recognized $280,393 and $70,366 of compensation expense related to these options for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the remaining compensation expense was $170,591 and will be recognized over 1.88 years.

In March 2022, 1,000,000 qualified stock options were exercised under a cashless exercise. The company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2022.

In August 2022, 200,000 qualified stock options were exercised under a cashless exercise. The company withheld 162,163 shares to satisfy the exercise price and issued 37,837 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company granted an employee 1,000,000 qualified stock options with an exercise price of $0.10 per share and 25,000 qualified stock options with an exercise price of $0.08 per share to one of its employees and a total of 125,000 qualified stock options with an exercise price of $0.03 per share to two other employees. These options vest over a five-year period with the first vesting at the one-year anniversary of the grant and expiration at ten-year anniversary for all grants. On February 21, 2022, the Compensation Committee granted 3,000,000 qualified stock options to the Company’s executive officers and 4,000,000 non-qualified stock options to members of the Board. The exercise price for these options was $0.09 per share. 2,000,000 of the options granted to an executive officer vest one half immediately and one half at the one-year anniversary of the grant. The remaining executive officer and board member options vest one fourth immediately and one fourth each subsequent year. All these granted options expire at the ten-year anniversary of the grant. The options issued during the year ended December 31, 2022 have a fair value of $442,295 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 1.37% to 4.14%, expected dividend yield rate of 0%, expected volatility of 65.19% to 70.09% and an expected life between 5 and 7.5 years.

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

NOTE 10 – INCOME TAXES

The Company paid no federal or state income taxes during 2022 and 2021. Income tax benefit on losses differed from the amounts computed by applying the recently enacted U.S. federal income tax rate of 21% to pretax losses as a result of the following:

	2022	2021
Income tax expense (benefit)	$72,207	$(189,493)
Book and tax differences	(72,207)	(36,981)
State taxes net of federal benefit	—	—
Change in valuation allowance	—	226,474
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021 are presented below:

	2022	2021
Deferred income tax asset	$—	$—
Net operating loss carryforward	7,736,618	7,915,642
Valuation allowance	(7,363,815)	(7,497,326)
Total deferred income tax asset	327,803	418,316
Deferred income tax liability - depreciation	(372,803)	(418,316)
Deferred tax asset (liability)	$—	$—

At December 31, 2022, the Company had net operating losses of approximately $36,841,000 that will begin to expire in 2024. The valuation allowances for 2022 and 2021 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on Third Parties

Sales during 2022 to the Company’s top three customers was approximately 23% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign.

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

The key isotope materials used to manufacture our radiopharmaceutical product and nuclear medicine reference standards are supplied to the Company through agreements with several suppliers. The loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond and a restricted money market account, in the amount of $840,049, held with North American Specialty Insurance Company and Merrill Lynch, respectively.

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

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $20,500 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. Although the Company reserves the right to make discretionary matching contributions to participant accounts, there were no employer matching contributions made for either 2021 or 2020. All amounts withheld for employee contributions for 2021 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

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

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2022 and 2021:

Obligation for Lease Disposal Cost
Balance at December 31, 2020	$588,105
Increase in lease disposal costs	260,715
Accretion expense/amortization expense	43,267
Balance at December 31, 2021	892,087
Increase in lease disposal costs	—
Accretion expense/amortization expense	50,291
Balance at December 31, 2022	$942,378

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2022 and 2021, the Company had no assets carried at fair value.

NOTE 14 – REVENUE RECOGNITION

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Twelve Months Ended December 31, 2022				Twelve Months Ended December 31, 2021
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$5,338,010	$707,757	$6,045,767	54%	$3,774,471	$500,573	$4,275,044	44%
Cobalt Products	1,137,066	20,470	1,157,536	10%	1,299,503	55,014	1,354,517	14%
Nuclear Medicine Products	3,173,755	804,930	3,978,685	36%	3,095,123	907,483	4,002,606	42%
Fluorine Products	—	—	—	0%	29,775	—	29,775	0%
	$9,648,831	$1,533,157	$11,181,988	100%	$8,198,872	$1,463,070	$9,661,942	100%

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

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals, cobalt source manufacturing, and providing radiological services on a contract basis for customers. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the year ended December 31, 2022, the Company reported current unearned revenue of $879,365. For the period ended December 31, 2021, the Company reported current unearned revenue of $907,953. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2022, and December 31, 2021, accounts receivable totaled $1,596,886 and $853,675, respectively.

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

The Company has identified the following business segments:

•	The Nuclear Medicine Standards segment consists of the manufacture of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry and includes consolidated reporting of the wholly-owned subsidiaries RadQual and TI Services.

•	The Cobalt Products segment includes management of a cobalt irradiation contract, fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

•	The Radiochemical Products segment includes production and distribution of Iodine-131 generic drug product and various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by the Company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands. Iodine-131 is the predominant radiochemical sold in this segment.

•	The Fluorine Products segment historically involved the production of small-scale qualification samples of high purity fluoride gas for various industrial applications, as well as development of laboratory and analytical processes required to support the planned uranium de-conversion and fluorine extraction facility. During 2013, these testing activities were completed, and the pilot plant facility was closed. The Company has developed or acquired all patent rights to these processes. Future work in this segment will involve license support and, as financing permits, further work related to the de-conversion facility.

The following presents certain segment information as of and for the years ended December 31, 2022 and 2021:

F-24

Sale of product	2022	2021
Radiochemical products	$6,045,767	$4,275,044
Cobalt products	1,157,536	1,354,517
Nuclear medicine standards	3,978,685	4,002,606
Fluorine products	—	29,775
Total segments	11,181,988	9,661,942
Corporate revenue	—	—
Total consolidated	$11,181,988	$9,661,942

Depreciation and amortization	2022	2021
Radiochemical products	$63,493	$312,405
Cobalt products	49,202	50,389
Nuclear medicine standards	114,990	77,351
Fluorine products	115,598	114,652
Total segments	343,283	554,797
Corporate depreciation and amortization	30,913	26,477
Total consolidated	$374,196	$581,274

Segment income (loss)	2022	2021
Radiochemical products	$4,182,151	$1,171,625
Cobalt products	(95,779)	384,800
Nuclear medicine standards	(15,280)	432,003
Radiological services	54,503	129,229
Fluorine products	(139,860)	(120,421)
Total segments	3,985,735	1,997,236
Corporate loss	(3,682,497)	(2,899,583)
Total consolidated	$303,238	$(902,347)

Expenditures for segment assets	2022	2021
Radiochemical products	$3,379	$3,103
Cobalt products	17,105	22,242
Nuclear medicine standards	75,478	37,009
Fluorine products	4,100	8,120
Total segments	100,062	70,474
Corporate purchases	19,952	—
Total consolidated	$120,014	$70,474

Segment assets	2022	2021
Radiochemical products	$1,075,252	$2,890,590
Cobalt products	406,629	597,420
Nuclear medicine standards	2,741,189	2,256,024
Radiological services	3,205	3,735
Fluorine products	5,147,325	5,258,823
Total segments	9,373,600	11,006,592
Corporate assets	6,870,996	5,320,550
Total consolidated	$16,244,596	$16,327,142

NOTE 16 – SUBSEQUENT EVENTS

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 560,000 fully vested shares of common stock to its Chief Executive Officer in February 2023 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.05 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $22,400, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2021, which was $0.04 per share. The Company withheld 219,240 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2023 totaled 340,760.