Form 10-K/A
period 2022-12-31
INTERNATIONAL ISOTOPES INC
filed 2023-05-03
CIK 1038277

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 26, 2023, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 517,941,366 shares.

Documents Incorporated by Reference: None

Auditor Firm ID: 457 Auditor Name: Haynie & Company Auditor Location: Salt Lake City, Utah

EXPLANATORY NOTE

International Isotopes Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on April 6, 2023 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

i

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors currently consists of three members. Information concerning our executive officers and members of our Board of Directors as of May 2, 2023 is set forth below.

Name	Title/Position	Age
Christopher Grosso	Chairman of the Board	55
Dr. Robert Atcher	Director	71
Steve T. Laflin	President, Chief Executive Officer and Director	66
W. Matthew Cox	Chief Financial Officer and Secretary	39

Key Emploee
John Miller	Radiation Safety and Regulatory Manager	59

Directors

Christopher Grosso has served as a director since April 2002 and as the Chairman of the Board since July 2017. Mr. Grosso has been a partner of Kershner Grosso, Inc. (“Kershner Grosso”), a New York-based money management firm, since 1998, where he currently leads the firm’s investment research, stock selection and trading activities. Mr. Grosso was also a member of RadQual, LLC (“RadQual”), a global supplier of molecular imaging quality control devices, until its sale to the Company in July 2021. From 1989 to 1998, Mr. Grosso was a Senior Research Analyst and Portfolio Manager with Kershner Grosso. Prior to joining Kershner Grosso, Mr. Grosso was with Howe and Rusling Investment Management and Chase Manhattan Bank. Mr. Grosso received a B.S. in Business Administration from Skidmore College. Mr. Grosso’s significant financial expertise, including extensive experience with capital markets, investment banking and venture capital transactions, provides invaluable expertise to our Board in matters regarding our capital requirements and strategic direction.

Dr. Robert Atcher has served as a director since August 2017. Dr. Atcher retired in 2017 from the Los Alamos National Laboratory, a national nuclear laboratory for the U.S. Department of Energy, where, for over 20 years, he worked on various medical applications for isotopes. Dr. Atcher also retired as the UNM/LANL Professor of Pharmacy in the College of Pharmacy at University of New Mexico in 2018. From 2016 to 2018, Dr. Atcher served as President of the Education and Research Foundation for the Society of Nuclear Medicine and Molecular Imaging, a nonprofit foundation to support research and training for professionals in the field, and he is a past president and fellow of the Society of Nuclear Medicine and Molecular Imaging. He is also a Fellow of the American Institute of Chemistry. Dr. Atcher graduated from Washington University in St. Louis with a degree in Chemistry, received his Ph.D. in Nuclear Chemistry from the University of Rochester, and his postdoctoral training was done at Harvard Medical School in Boston, Massachusetts. He also received an M.B.A. from the University of New Mexico. Dr. Atcher also holds an adjunct faculty appointment in the Radiopharmacy Program at the College of Pharmacy, University of New Mexico. Dr. Atcher is a radiopharmaceutical chemist who has focused his work on the diagnosis and treatment of cancer and heart disease. Dr. Atcher’s significant expertise in nuclear medicine provides invaluable expertise to our Board in matters regarding our operations and strategic direction.

Steve T. Laflin has served as a director since June 2001. Since August 2001, Mr. Laflin has also served as our President and Chief Executive Officer. Mr. Laflin was also a member of RadQual until its sale to the Company in July 2021. From 1996 to 2001, he served as President and General Manager of International Isotopes Idaho Inc., one of our subsidiaries. Mr. Laflin received a B.S. in Physics from Idaho State University and has been employed in various senior engineering and management positions in the nuclear industry since 1992. In addition to his institutional knowledge from his long tenure of service to us and his position as an executive officer, Mr. Laflin’s significant engineering and management background in the nuclear industry is invaluable to the Board.

Executive Officers and Key Employee

Steve T. Laflin. Mr. Laflin’s biographical information is set forth above under the heading “Directors.”

W. Matthew Cox has served as our Chief Financial Officer and Secretary since September 2019. Previously, Mr. Cox served as our Controller from April 2019 until September 2019. Prior to this role, Mr. Cox served as Controller for DL Beck Inc., a commercial general contractor, from August 2016 to March 2019, and as a Ranch Analyst for Riverbend Ranch, a large registered Angus cattle ranch, from December 2013 to August 2016. From October 2008 to December 2013, Mr. Cox served in various accounting roles for Kingston Companies, a privately-held conglomerate of companies in the agriculture, trucking, and real estate development businesses, and John & John PLLC, a public accounting firm. Mr. Cox received a Bachelor of Science degree in accounting from Brigham Young University - Idaho, and is a Certified Public Accountant licensed in the State of Idaho.

John Miller has served as our Radiation Safety and Regulatory Manager since 2001.  In addition to overseeing our radiation and safety programs, Mr. Miller is the lead employee for regulatory issues and licensing.  Considering the extensive requirements for regulatory compliance, licensing, and permits, Mr. Miller plays an especially important role for our business.  Mr. Miller has decades of nuclear physics, safety, and licensing experience and has been instrumental in preparation and approval of our Nuclear Regulatory Commission (“NRC”) license for operations in Idaho and more than 35 subsequent amendments to that license.  Mr. Miller was also instrumental in our successful completion of NRC licensing for our proposed uranium de-conversion and fluorine extraction processing facility in New Mexico. Mr. Miller has a BS in Physics, an MS in Environmental Engineering, and is a Certified Health Physicist.

Family Relationships

There are no family relationships among any of our directors and executive officers..

Corporate Governance

Code of Ethics

We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and directors. The Code of Ethics is available under the Investor Center of our website at www.intisoid.com. We intend to disclose any changes in or waivers from the Code of Ethics that are required to be disclosed by posting such information on our website..

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board, which is available in the Investor Center section of our website at www.intisoid.com.

The Audit Committee assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of any internal audit function and our independent registered public accounting firm. The Audit Committee is comprised of two members, Christopher Grosso and Dr. Robert Atcher, with Mr. Grosso serving as the chairman. Each of Mr. Grosso and Dr. Atcher is an “independent” director for audit committee service under Nasdaq listing rules and applicable SEC rules and regulations.

The Audit Committee is directly responsible for the appointment, compensation, and oversight of our independent registered public accounting firm, and our independent registered public accounting firm reports directly to the Audit Committee. The responsibility of the Audit Committee includes resolving disagreements between our management and the independent registered public accounting firm related to financial reporting. The Audit Committee is also responsible for establishing procedures for receipt of complaints relating to accounting, internal control, and auditing and confidential, anonymous information submitted by employees relating to questionable accounting or auditing matters. The Audit Committee has the authority to employ independent counsel and other advisors in connection with its duties.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Steve. T. Laflin	2022	249,131	—	27,692	105,037	112,076	493,936
President and Chief Executive Officer	2021	244,136	—	23,497	—	113,601	381,233
W. Matthew Cox Chief Financial Officer and Secretary	2022	131,402	5,414	—	54,170	89	191,075
	2021	124,271	—	—	13,218	80	137,569

______________

(1)      The amounts included under the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of the option and stock awards granted in each respective fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of any estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	Consists of a monthly housing allowance of $6,000 per month plus related tax gross-up payments for Mr. Laflin, and life insurance premiums paid by the Company for Mr. Laflin and Mr. Cox.

Narrative Disclosure to Summary Compensation Table

Steve Laflin Employment Agreement.  Effective February 2012, we entered into an Amended and Restated Employment Agreement, (as amended to date, the “Employment Agreement”) with Mr. Laflin to serve as our President and Chief Executive Officer at a base salary of $200,000 with an annual $5,000 increase to his base salary, subject to further adjustment annually by the Board. Mr. Laflin may also receive an annual bonus at the end of each year, at the discretion of the Board. Upon each anniversary of the Employment Agreement, Mr. Laflin is entitled to receive $28,000 of fully vested shares of our common stock issued pursuant to our equity compensation plans, calculated based on the average closing price of our common stock for the 20 trading days prior to the date of grant; provided, however, that if the average closing price of our common stock for the 20 trading days prior to the date of grant is below $0.05 per share, then the number of shares of common stock to be issued shall be calculated based on a price of $0.05 per share. In addition, pursuant to the Employment Agreement, Mr. Laflin receives a monthly housing allowance for $6,000 plus additional tax gross up payments for the monthly housing allowance. Under Modification #3, Mr. Laflin is entitled to a $25,000 pre-tax bonus of $25,000 upon the successful transfer of the duties and responsibilities of Chief Executive Officer to a designated replacement approved by the Board. Mr. Laflin is also subject to confidentiality, non-compete and non-disparagement provisions under the Employment Agreement. The term of the Employment Agreement continues until August 31, 2023.

Mr. Laflin is also entitled to certain payments upon the occurrence of certain events under the Employment Agreement. If we terminate Mr. Laflin without cause, or if we were to be dissolved or sold, or if were to become a private company whose shares are no longer traded on a public exchange, the Board would have the power to terminate Mr. Laflin’s employment and Mr. Laflin would be entitled to receive salary and benefits under his employment agreement through the date of termination and for an additional 12 months thereafter. In the event that Mr. Laflin is terminated for cause or if Mr. Laflin terminates the Employment Agreement, he would be entitled to receive any salary and benefits that have accrued through the termination date.

2022 Equity Grants. As described above, pursuant to his Employment Agreement, Mr. Laflin is entitled to a stock award each year equal to $28,000 of shares of our common stock, subject to certain stock price limitations. In connection therewith, Mr. Laflin was granted a fully vested stock award of 307,692 shares of common stock in February 2022, calculated based on a stock price of $0.091 per share. We withheld 120,461 shares to satisfy Mr. Laflin’s tax obligations in connection with this issuance.  The net shares issued on February 28, 2022 totaled 187,231 shares.

2022 Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number and estimated value of outstanding stock awards held by each of our named executive officers as of December 31, 2022.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steve T. Laflin	7/11/2017(1)	4,000,000	—	$0.060	7/11/2027
	2/21/2022(2)	1,000,000	1,000,000	$0.090	2/21/2032
W. Matthew Cox	4/22/2019(1)	125,000	62,500	$0.060	4/22/2029
	8/19/2021(2)	40,000	200,000	$0.110	8/19/2031
	2/21/2022(4)	250,000	750,000	$0.090	2/21/2032

______________

(1)	The option vests in four equal annual installments beginning one year after grant date.
(2)	The option vests 50% at grant date and 50% one year after grant date.
(3)	The option vests in five equal annual installments beginning one year after grant date.
(4)	The option vests in four equal annual installments beginning at grant date.

Termination and Change in Control Arrangements

Under our Amended and Restated 2015 Incentive Plan, which amended and restated our 2006 Equity Incentive Plan (the “2015 Plan”), to maintain all of the participants’ rights in the event of (i) a merger or consolidation where we are not the surviving company; (ii) the dissolution of the Company; or (iii) a transfer of all or substantially all of our assets, any outstanding options will become fully exercisable and vested to the full extent of the original grant and the plan administrator can provide a cash-out for awards in connection with the transaction. If any of these above events had occurred on December 31, 2022, based on the closing stock price of $0.03 per share of our common stock as reported on the OTCQB on December 30, 2022, Mr. Cox would have been entitled to receive $30,375 for cash-out for unvested option awards. Mr. Laflin would have been entitled to receive $30,000 for cash-out for unvested option awards.

As described above, Mr. Laflin is also entitled to certain payments upon the occurrence of certain events under his Employment Agreement. If we terminated Mr. Laflin without cause, or if we were to be dissolved or sold, or if were to become a private company whose shares were no longer traded on a public exchange, the Board would have the power to terminate Mr. Laflin’s employment and Mr. Laflin would be entitled to receive salary and benefits under his employment agreement through the date of termination and for an additional 12 months thereafter, which would be a payment of approximately $372,359 (excluding benefits) assuming any of such events occurred as of December 31, 2022. In the event that Mr. Laflin was terminated for cause or if Mr. Laflin terminated the Employment Agreement, he would only be entitled to receive any salary and benefits that had accrued through the termination date.

2022 Director Compensation

The following table sets forth information regarding compensation for each of our non-employee directors for the year ended December 31, 2022. We generally do not pay our non-employee directors retainer fees or other fees for service related to the Board or its committees. Equity awards may be granted to the members of the Board from time to time under our equity compensation plans. We also reimburse our non-employee directors for their costs associated with attending Board and committee meetings.

In connection with his appointment in August 2018, we entered into a Board of Directors Compensation Agreement with Dr. Atcher, pursuant to which Dr. Atcher receives compensation at an hourly rate of $250 per hour for the time spent in connection with his Board service, including any research work done at the Company’s request and attendance at Board and Board committee meetings.

Mr. Laflin does not receive any additional compensation for his service as a director. See “2022 Summary Compensation Table” above for the compensation earned in 2021 by Mr. Laflin for his service as our President and Chief Executive Officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Christopher Grosso	—	108,304	—	108,304
Dr. Robert Atcher	—	108,304	—	108,304

As of December 31, 2022, the aggregate number of shares underlying outstanding stock option awards for each non-employee director was as follows: Mr. Grosso - 5,500,000 shares; and Dr. Atcher - 3,000,000 shares.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 26, 2023 by:

•	each person who, to our knowledge, beneficially owned more than 5% of our common stock on that date;
•	each of our named executive officers and directors; and
•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each entity or person is determined under the SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of April 26, 2023 through the exercise of any stock option or other right. For purposes of calculating each person’s or group’s percentage ownership, shares that the person or group has the right to acquire within 60 days of April 26, 2023 through the exercise of any stock option or other right are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as otherwise indicated, each person named in the tables below has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

Unless otherwise indicated, the address for all persons named below is c/o International Isotopes Inc., 4137 Commerce Circle, Idaho Falls, Idaho 83401.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Greater than 5% Shareholders:
Kennerman Associates Inc.(2) 480 Broadway, Suite 310 Saratoga Springs, New York 12866	232,233,586	42.3%
John M. McCormack and related parties(3) 1303 Campbell Road Houston, TX 77055	108,945,591	20.8%
Directors and Named Executive Officers:
Robert Atcher(4)	1,750,000	*
Christopher Grosso(5)	62,146,673	11.8%
Steve T. Laflin(6)	18,786,700	3.6%
W. Matthew Cox(7)	1,053,925	*
All Directors and Executive Officers as a Group (4 persons) (8)	83,737,298	15.6%

______________

*	Less than 1%.
(1)	Percentage beneficially owned below is based on 517,941,366 shares of our common stock outstanding on April 26, 2023.
(2)	Based on a Schedule 13G/A filed with the SEC on May 1, 2023, for which Kennerman Associates, Inc. d/b/a Kershner Grosso & Co. has shared dispositive power and includes shares of various investment advisory clients and shares held by Christopher Grosso, a principal of Kennerman Associates, Inc. d/b/a Kershner Grosso & Co. and our Chairman of the Board.
(3)	Includes (i) 98,872,652 shares beneficially held by trusts for the benefit of Mr. McCormack’s family members, and (ii) 7,000,000 shares issuable upon conversion of our Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”).
(4)	Includes 1,750,000 shares subject to stock options currently exercisable or exercisable within 60 days April 26, 2023.
(5)	Includes (i) 4,500,000 shares subject to stock options currently exercisable or exercisable within 60 days April 26, 2023, and (ii) 5,040,000 shares issuable upon conversion of our Series C Preferred Stock, and (ii) 3,658,928 shares beneficially held by family members. Excludes 170,086,913 shares of common stock owned by various investment advisory clients of Kennerman Associates, Inc. d/b/a Kershner Grosso & Co.
(6)	Includes 6,000,000 shares subject to stock options currently exercisable or exercisable within 60 days April 26, 2023.
(7)	Includes 765,000 shares subject to stock options currently exercisable or exercisable within 60 days April 26, 2023.
6

(8)	Includes an aggregate of (i) 13,015,000 shares subject to stock options currently exercisable or exercisable within 60 days of April 26, 2022, and (ii) 5,040,000 shares issuable upon conversion of our Series C Preferred Stock.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants: our Amended and Restated Employee Stock Purchase Plan (ESPP) and our 2015 Plan. Each of our equity compensation plans were previously approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	24,993,500	$0.06	31,942,544 (1)
Equity compensation plans not approved by shareholders	—	—	—
Total	24,993,500	$0.06	31,942,544 (1)

______________

(1)	Includes 29,401,134 shares available for issuance under the 2015 Plan and 2,541,410 shares available for issuance under our ESPP. Shares available for issuance under the 2015 Plan may be granted in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights or any other form of equity compensation approved by the Board or the Compensation Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations furnished to us that no other reports were required, we believe that all reports of our officers, directors and persons who beneficially own more than 10% of our common stock required under Section 16(a) were timely filed during the year ended December 31, 2022, except for:

•	one late Form 4 for Steve Laflin related to an annual equity award and related tax withholding on February 23, 2022, filed on May 1, 2023; and

•	one late Form 4 for Christopher Grosso related to a purchase by the Dianne Grosso Credit Shelter Trust on November 15, 2022, filed on December 7, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions to which we were a party since December 31, 2022 in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Related Person Transactions

2018 Promissory Note

In April 2018, we borrowed $120,000 from our Chief Executive Officer (Mr. Laflin) and Chairman of the Board (Mr. Grosso) pursuant to a promissory note (the “2018 Promissory Note”). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, and the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At December 31, 2022, accrued interest on the note totaled $33,770.

2019 Promissory Note

In December 2019, we entered into a promissory note agreement with our Chief Executive Officer (Mr. Laflin), Chairman of the Board (Mr. Grosso), and two significant stockholders of the Company (the “2019 Promissory Note”). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we borrowed $675,000 under the 2019 Promissory Note; the remaining $325,000 was borrowed in February 2020. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 Class O Warrants to purchase shares of our common stock at $0.045 per share. The Class O Warrants are exercisable at an exercise price of $0.045 per share and have a term of five years. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At December 31, 2022, accrued interest on the 2019 Promissory Note totaled $119,131.

2021 Promissory Note

In April 2021, we borrowed $250,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the “2021 Promissory Note”). The 2021 Promissory Note accrued interest at 6% per annum, which was payable upon maturity of the 2021 Promissory Note. The 2021 Promissory Note was originally secured and was to mature on December 31, 2022. At any time, the holders of the 2021 Promissory Note were able to elect to have any or all of the principal and accrued interest settled with shares of our common stock at a conversion price of $0.11 per share. On March 31, 2022, we repaid the 2021 Promissory Note in full. The payment included $250,000 in principal and $14,500 in interest.

Policy on Transactions with Related Persons

The full Board reviews and approves any business transactions in which related persons may have an interest. In determining whether to approve or ratify any such transaction, the Board considers, in addition to other factors it deems appropriate, whether the transaction is on terms no less favorable to us than those involving unrelated parties. All transactions disclosed above were reviewed and approved in accordance with the policy set forth above.

Director Independence

The Board has determined that each of our current directors and nominees, other than Steve T. Laflin, is “independent” under listing rules of The Nasdaq Stock Market (“Nasdaq”).  Mr. Laflin is not considered independent because he currently serves as our President and Chief Executive Officer. Furthermore, the Board has determined that none of the members of either of our standing committees has a material relationship with us (either directly, through a family member or as a partner, executive officer or controlling shareholder of any organization that receives or makes payments from or to us) and each is “independent” within the meaning of Nasdaq’s director independence standards under Nasdaq listing rules.

The Audit Committee is comprised of two members, Christopher Grosso and Dr. Robert Atcher, with Mr. Grosso serving as the chairman. Each of Mr. Grosso and Dr. Atcher is an “independent” director for audit committee service under Nasdaq listing rules and applicable SEC rules and regulations. The Compensation Committee is comprised of two members, Christopher Grosso and Dr. Robert Atcher, with Mr. Grosso serving as the chairman.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed by Haynie & Company for the audit of our consolidated financial statements and for other services provided in the years ended December 31, 2022 and 2021. All of these services and fees were pre-approved by the audit committee.

Services Rendered	2021	2022
Audit Fees(1)	$107,030	$107,904
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$107,030	$107,904

______________

(1) For professional services for auditing our annual financial statements and reviewing the financial statements included in our other periodic reports filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee approved the Haynie & Company to provide audit services and pre-approved all of the services and fees of our independent registered public accounting firms for 2021 and 2022.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with, or incorporated by reference in this Annual Report.

2.1++	Membership Interest Purchase Agreement, dated July 8, 2021, between RadQual, LLC, International Isotopes Inc., and each of the sellers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

2.2++	Asset Purchase Agreement, dated February 10, 2022, between International Isotopes Inc. and Pharmalogic Idaho, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022).

3.1	Restated Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017)

3.3	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated February 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022).

3.4	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated December 28, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 28, 2022).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269).’

10.1†	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2020).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3#           Lease Agreement (4137 Commerce Circle), dated January 20, 2020, between the Company and Adrian Rand Robison and Dorothy Robison.

10.4†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.5	Memorandum of Agreement, dated October 22, 2009, between the Company and the New Mexico Environment Department (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 27, 2009).

10.6	Registration Rights Agreement, dated February 17, 2017, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.7†           Amended and Restated Employment Agreement, dated May 16, 2012, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.8†	Modification #3 to the Amended and Restated Employment Agreement, dated February 22, 2023, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2023).

10.9	Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10	Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.11	Modification #2 to the Promissory Note Agreement, dated February 3, 2017, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.12	Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).**

10.13	Cobalt-60 Pellet Supply Agreement, dated April 7, 2015, between Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP, and International Isotopes Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).**

10.14	First Modification to Cobalt-60 Pellet Supply Agreement, effective April 21, 2017, between International Isotopes Inc. and Nordion (Canada) Inc., as general partner of and on behalf of Nordion Sterilization LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2017).**

10.15	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 28, 2022).

21.1#	Subsidiary list.

23.1#          Consent of Haynie & Company.

31.1#          Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#          Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#          Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#          Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#   XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH#  XBRL Taxonomy Extension Schema Document

101.CAL#  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#  XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

†	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
++	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.
#	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 5, 2023.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2023.

INTERNATIONAL ISOTOPES INC.

By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer and Secretary

