Form 10-Q
period 2023-03-31
INTERNATIONAL ISOTOPES INC
filed 2023-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the number of shares of common stock, $0.01 par value, outstanding was 517,852,831.

INTERNATIONAL ISOTOPES INC.

Form 10-Q

For The Quarter Ended March 31, 2023

Part I – Financial Information

Item 1. Financial Statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$3,281,161	$2,375,817
Accounts receivable	1,555,786	1,596,886
Inventories	614,498	744,793
Prepaids and other current assets	372,418	1,023,129
Total current assets	5,823,863	5,740,625

Long-term assets
Restricted cash	848,451	840,049
Property, plant and equipment, net	2,036,801	2,024,486
Capitalized lease disposal costs, net	223,470	228,125
Financing lease right-of-use asset	11,119	12,621
Operating lease right-of-use asset	2,280,134	2,311,082
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,662,129	3,703,353
Total long-term assets	10,446,359	10,503,971
Total assets	$16,270,222	$16,244,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$420,218	$382,392
Accrued liabilities	1,369,325	1,472,504
Unearned revenue	911,657	879,365
Current portion of operating lease right-of-use liability	133,804	131,572
Current portion of financing lease liability	4,006	5,513
Current portion of related party notes payable, net of debt discount	620,000	620,000
Current installments of notes payable	10,258	23,348
Total current liabilities	3,469,268	3,514,694

Long-term liabilities
Accrued long-term liabilities	103,125	112,500
Related party notes payable, net of current portion and debt discount	1,000,000	1,000,000
Notes payable, net of current portion	31,773	34,406
Asset retirement obligation	955,387	942,378
Financing lease liability, net of current portion	2,077	2,832
Operating lease right-of-use liability, net of current portion	2,197,944	2,232,244
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	8,353,306	8,387,360
Total liabilities	11,822,574	11,902,054

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 517,852,831 and 514,889,916 shares issued and outstanding respectively	5,178,528	5,148,899
Additional paid in capital	125,878,017	125,654,486
Accumulated deficit	(126,608,897)	(126,460,843)
Total equity	4,447,648	4,342,542
Total liabilities and stockholders' equity	$16,270,222	$16,244,596

See accompanying notes to condensed consolidated financial statements.

4

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2023	2022

Sale of product	$3,089,535	$2,807,441
Cost of product	1,309,499	1,130,698
Gross profit	1,780,036	1,676,743

Operating costs and expenses:
Salaries and contract labor	975,183	933,249
General, administrative and consulting	827,983	913,123
Research and development	124,442	206,414
Total operating expenses	1,927,608	2,052,786

Net operating loss	(147,572)	(376,043)

Other income (expense):
Other income	63,412	1,802,800
Interest income	19,086	45
Interest expense	(82,980)	(171,757)
Total other income (expense)	(482)	1,631,088
Net income (loss)	$(148,054)	$1,255,045

Net income per common share - basic:	$—	$—
Net income per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	515,566,825	503,472,428
Weighted average common shares outstanding - diluted	515,566,825	509,768,082

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
	2023	2022
Cash flows from operating activities
Net income (loss)	$(148,054)	$1,255,045
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	87,268	119,118
Accretion of obligation for lease disposal costs	13,009	12,316
Accretion of beneficial conversion feature and discount	—	82,244
Equity based compensation	159,878	181,957
Gain on sale of property, plant and equipment	—	(1,797,978)
Right-of-use asset amortization	(1,120)	829
Changes in operating assets and liabilities:
Accounts receivable	41,100	(610,652)
Inventories	130,295	35,620
Prepaids and other current assets	650,711	211,924
Accounts payable and accrued liabilities	15,932	(394,242)
Unearned revenues	32,292	45,942
Net cash provided by (used in) operating activities	981,311	(857,877)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4,000,000
Purchase of property, plant and equipment	(52,202)	(51,100)
Net cash provided by (used in) investing activities	(52,202)	3,948,900

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	2,622	66,997
Payments on financing lease	(2,262)	(2,062)
Principal payments on notes payable	(15,723)	(494,159)
Net cash used in financing activities	(15,363)	(429,224)

Net increase in cash, cash equivalents, and restricted cash	913,746	2,661,799
Cash, cash equivalents, and restricted cash at beginning of period	3,215,866	1,305,603
Cash, cash equivalents, and restricted cash at end of period	$4,129,612	$3,967,402

Supplemental disclosure of cash flow activities:
Cash paid for interest	$113,855	$44,818

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,660	$204,480

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	March 31,	March 31,
	2023	2022
Cash and cash equivalents	$3,281,161	$3,136,639
Restricted cash included in long-term assets	848,451	830,763
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$4,129,612	$3,967,402

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2023

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2022	514,889,916	$5,148,899	$125,654,486	$(126,460,843)	$4,342,542

Shares issued under employee stock purchase plan	102,855	1,028	1,594	—	2,622

Stock grant	343,560	3,436	(3,436)	—	—

Stock in lieu of dividends on convertible preferred C	2,266,500	22,665	67,995	—	90,660

Shares issued for issuance of RSUs	250,000	2,500	(2,500)	—	—

Stock based compensation	—	—	159,878	—	159,878

Net (loss) income	—	—	—	(148,054)	(148,054)
Balance, March 31, 2023	517,852,831	$5,178,528	$125,878,017	$(126,608,897)	$4,447,648

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2022

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2021	502,584,176	$5,025,842	$124,469,034	$(126,764,081)	$2,730,795

Shares issued under employee stock purchase plan	67,945	679	4,518	—	5,197

Stock grant	187,231	1,872	(1,872)	—	—

Stock in lieu of dividends on convertible preferred C	2,271,980	22,720	181,760	—	204,480

Shares issued for exercise of employee stock options	611,111	6,111	(6,111)	—	—

Warrant exercise	515,000	5,150	56,650	—	61,800

Stock based compensation	—	—	181,957	—	181,957

Net (loss) income	—	—	—	1,255,045	1,255,045
Balance, March 31, 2022	506,237,443	$5,062,374	$124,885,936	$(125,509,036)	$4,439,274

See accompanying notes to the condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly owned subsidiaries, including RadQual, LLC (RadQual) and TI Services, LLC (TI Services). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology, and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control and calibration devices, and is headquartered in Idaho Falls, Idaho. INIS, and its wholly-owned subsidiaries (including RadQual and TI Services) are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – The Company manufactures a full range of nuclear medicine calibration and reference standards, generic sodium iodide I-131 drug product, cobalt teletherapy sources, and a varied selection of radiochemicals for medical research, and clinical applications. For 2023, the Company’s business consists of four business segments: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements are presented in conformity with GAAP and include all operations and balances of INIS and its wholly-owned subsidiaries including RadQual and TI Services. See Note 4 “Investment and Business Consolidation” for additional information. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 6, 2023, as amended on May 3, 2023.

Recent Accounting Pronouncements – In August 2020, the Financial Accounting Standards Board issued ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies accounting related to convertible debt instruments. The standard is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. The Company is currently evaluating the effect this standard will have on its financial statements.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three months ended March 31, 2023, the Company reported a net loss of $148,054 and net cash provided in operating activities of $981,311. During the three months ended March 31, 2022, the Company reported net income of $1,255,045 and net cash used in operating activities of $857,877.

During the three months ended March 31, 2023, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

The Company expects that cash from operations, equity or debt financing, and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including commercial relationships, technological developments, market factors, available credit, and management of redeemable convertible preferred stock. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2023, the Company had 26,037,500 stock options outstanding and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three months ended March 31, 2022, the Company had 26,567,500 stock options outstanding, 2,925,000 warrants outstanding, 4,063 outstanding shares of Series C Preferred Stock, and 675 outstanding shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended
	March 31	March 31
	2023	2022
Weighted average common shares outstanding - basic	515,566,825	503,472,428

Effects of dilutive shares
Stock Options	—	6,295,654
Warrants	—	—
Series B Preferred Stock	—	—
Series C Preferred Stock	—	—
Weighted average common shares outstanding - diluted	515,566,825	509,768,082

The table below summarizes common stock equivalents outstanding at March 31, 2023 and 2022:

	March 31,
	2023	2022
Stock options	26,037,500	26,567,500
Warrants	—	2,925,000
Shares of Series B Preferred Stock	—	337,500
Shares of Series C Preferred Stock	40,630,000	40,630,000
	66,667,500	70,460,000

(4)       Investment and Business Consolidation

In 2021, the Company acquired all of the remaining membership interests of RadQual, making RadQual a wholly-owned subsidiary of the Company. As TI Services is a 50/50 joint venture between the Company and RadQual, TI Services is also a wholly-owned subsidiary of the Company.

(5)       Inventories

At March 31, 2023 and December 31, 2022, the Company held inventories of $614,498 and $744,793, respectfully.

Inventories consisted of work in process for the following business segments:

	March 31, 2023	December 31, 2022
Radiochemical Products	$32,675	$23,011
Cobalt Products	188,028	189,255
Nuclear Medicine Products	393,795	532,527
	$614,498	$744,793

The Company has contracted with several customers for the sale of some of this cobalt product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $1,500 and $10,600, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2023 and 2022, the Company issued 102,855 and 67,945 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $2,622 and $5,197, respectively. As of March 31, 2023, 2,438,555 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At March 31, 2023, there were 28,016,374 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of March 31, 2023, and changes during the three months ended March 31, 2023, were as follows:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	24,993,500	$0.07
Granted	3,000,000	0.04
Exercised	—	—
Expired	(750,000)	0.07
Forfeited	(1,206,000)	0.09
Outstanding at March 31, 2023	26,037,500	0.05	6.3	$—
Exercisable at March 31, 2023	18,930,000	$0.04	5.3	$—

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.03 per share on March 31, 2023, the last trading day of the three months ended March 31, 2023.

As of March 31, 2023, there was $194,297 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 2.00 years.

Total stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $159,878 and $181,957, respectively.

During the three months ended March 31, 2023, the Company granted an aggregate of 3,000,000 qualified stock options to 31 of its employees. These options vest over a five-year period with the first vesting at the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these all granted options was $0.04 per share. The options issued during the three months ended March 31, 2023 have a fair value of $78,498, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 4.15% to 4.26%, expected dividend yield rate of 0%, expected volatility of 68.65% to 72.83% and an expected life between 5 and 7 years.

On March 3, 2023, the Compensation Committee of our Board of Directors approved the re-pricing of an aggregate of 12,450,000 outstanding stock options held by executive officers and members of the Board, which had original exercise prices of either $0.06, $0.09 or $0.11 per share. The Compensation Committee lowered the exercise price per share to $0.04 for each option, which was the fair market value of the Company’s stock on March 3, 2023.

On March 3, 2023, the Compensation Committee of our Board of Directors approved the cancellation of 1,000,000 outstanding stock options held by a member of the Board in exchange for the grant of 750,000 restricted stock units. The restricted stock units vest over a three-year period beginning on the grant date.

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 560,000 fully vested shares of common stock to its Chief Executive Officer in February 2023 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.05 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $22,400, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2022, which was $0.04 per share. The Company withheld 216,440 shares of common stock to satisfy payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2023 totaled 343,560.

Warrants

There were no warrants outstanding at March 31, 2023

Warrants outstanding at March 31, 2022 were 2,925,000 Class N Warrants which were immediately exercisable at an exercise price of $0.10 per share and expired on May 12, 2022.

On February 14, 2022, 515,000 Class M Warrants were exercised at an exercise price of $0.12 per share, for a total proceeds of $61,800. On February 17, 2022 the 3,625,000 remaining unexercised Class M Warrants expired.

Preferred Stock

At March 31, 2023, there were no outstanding shares of Series B Preferred Stock.

At March 31, 2023, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2025 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the three months ended March 31, 2023 and 2022, dividends paid to holders of the Series C Preferred Stock totaled $243,780 for both years. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2023 and 2022, the Company issued an aggregate of 2,266,500 and 2,271,980 shares of common stock, respectively, in lieu of dividend payments in the aggregate of $90,660 and $204,480, respectively, with the remaining dividend payable settled in cash of $153,120 and $39,300, respectively.

(7)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2023, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $279,234. Interest expense recorded for the three months ended March 31, 2022, was $7,500.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2023, accrued interest on the 2018 Promissory Note totaled $35,570.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share

(the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At March 31, 2023, the balance of the 2019 Promissory Note was $1,000,000 and the accrued interest on the 2019 Promissory Note totaled $129,131.

(8)       Commitments and Contingencies

Dependence on Third Parties

The production of High Specific Activity Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price. The contract term is October 1, 2014 through September 30, 2024, however, the contract may be extended beyond that date. Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, all payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

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

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, the Company committed to construct a uranium de-conversion and Fluorine Extraction Process facility on the land.  In order to retain title to the property, the Company was to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016. Those dates were also not met. The Company has been in discussions with commercial companies possibly interested in purchasing rights to this project. Should those discussions come to fruition the Company plans to negotiate a second modification to the PPA agreement to further extend the commitment dates. If the Company is not successful in reaching an amendment to extend the performance dates in the PPA., then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

(9)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Radiochemical Products	$1,625,116	$137,280	$1,762,396	57%	$1,510,322	$115,601	$1,625,923	58%
Cobalt Products	142,158	16,150	158,308	5%	166,556	5,350	171,906	6%
Nuclear Medicine Products	871,588	297,243	1,168,831	38%	840,382	169,230	1,009,612	36%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,638,862	$450,673	$3,089,535	100%	$2,517,260	$290,181	$2,807,441	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2023, the Company reported current unearned revenue of $911,657. For the period ended December 31, 2022, the Company reported current unearned revenue of $879,365. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of March 31, 2023, and December 31, 2022, accounts receivable totaled $1,555,786 and $1,596,886, respectively.  For the three months ended March 31, 2023, the Company did not incur material impairment losses with respect to its receivables.

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

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$75,366	$69,828
Short-term operating lease costs	2,040	3,382
Financing lease expense:
Amortization of right-of-use assets	2,249	2,062
Interest on lease liabilities	161	349
Total financing lease expense	2,410	2,411
Total lease expense	$79,816	$75,621

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	11.8	12.8
Weighted-average remaining lease term (years) - financing leases	1.0	2.0
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	7.68%	8.54%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2023 (excluding the three-months ended March 31, 2023)	$215,331	$4,008
2024	287,108	2,929
2025	287,108	—
2026	287,108	—
2027	287,108	—
Thereafter	2,025,193	—
Total minimum lease obligations	3,388,956	6,937
Less-amounts representing interest	(1,057,208)	(854)
Present value of minimum lease obligations	2,331,748	6,083
Current maturities	(133,804)	(4,006)
Lease obligations, net of current maturities	$2,197,944	$2,077

(11)        Segment Information

The Company has four reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2023	2022
Radiochemical Products	$1,762,396	$1,625,923
Cobalt Products	158,308	171,906
Nuclear Medicine Standards	1,168,831	1,009,612
Fluorine Products	—	—
Total Segments	3,089,535	2,807,441
Corporate revenue	—	—
Total Consolidated	$3,089,535	$2,807,441

	Three months ended March 31,
Depreciation and Amortization	2023	2022
Radiochemical Products	$7,159	$41,930
Cobalt Products	12,834	12,141
Nuclear Medicine Standards	29,209	28,646
Fluorine Products	28,970	26,095
Total Segments	78,172	108,812
Corporate depreciation and amortization	9,096	10,306
Total Consolidated	$87,268	$119,118

	Three months ended March 31,
Segment Income (Loss)	2023	2022
Radiochemical Products	$767,112	$2,470,663
Cobalt Products	(26,245)	(13,075)
Nuclear Medicine Standards	128,785	37,716
Fluorine Products	(29,239)	(31,830)
Total Segments	840,413	2,463,474
Corporate loss	(988,467)	(1,208,429)
Net Income	$(148,054)	$1,255,045

	Three months ended March 31,
Expenditures for Segment Assets	2023	2022
Radiochemical Products	$—	$—
Cobalt Products	—	—
Nuclear Medicine Standards	3,130	51,100
Fluorine Products	—	—
Total Segments	3,130	51,100
Corporate purchases	49,072	—
Total Consolidated	$52,202	$51,100

	March 31,	December 31,
Segment Assets	2023	2022
Radiochemical Products	$836,861	$1,075,252
Cobalt Products	429,829	406,629
Nuclear Medicine Standards	1,369,939	2,744,394
Fluorine Products	5,118,357	5,147,325
Total Segments	7,754,986	9,373,600
Corporate assets	8,515,236	6,870,996
Total Consolidated	$16,270,222	$16,244,596

(12)      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no material items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on April 6, 2023, as amended on May 3, 2023, and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc., its wholly-owned subsidiaries (including RadQual, LLC and TI Services, LLC) (collectively, the Company, we, our, or us) manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We own 100% interest of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices. As TI Services, LLC is a 50/50 joint venture between the Company and RadQual, TI Services, LLC is also a wholly-owned subsidiary of the Company.

Our business consists of four business segments:

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue for the three months ended March 31, 2023 was $3,089,535 as compared to $2,807,441 for the same period in 2022, an overall increase of $282,094, or approximately 10%. This increase in revenue was the result of increased revenue in our radiochemical and nuclear medicine standards segments offset by decreased revenues in our cobalt products segment, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2023 and 2022:

	For the three- months ended March 31,	For the three- months ended March 31,
Sale of Product	2023	2022	$ change	% change
Radiochemical Products	$1,762,396	$1,625,923	$136,473	8%
Cobalt Products	158,308	171,906	(13,598)	-8%
Nuclear Medicine Standards	1,168,831	1,009,612	159,219	16%
Fluorine Products	—	—	—	0%
Total Consolidated	$3,089,535	$2,807,441	$282,094	10%

Cost of sales increased to $1,309,499 for the three months ended March 31, 2023 from $1,130,698 for the same period in 2022. This is an increase of $178,801, or approximately 16%. The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in our radiochemical and nuclear medicine standards segments, as discussed in detail below. Gross profit for the three months ended March 31, 2023 was $1,780,036, compared to $1,676,743 for the same period in 2022. This represents an increase in gross profit of $103,293, or approximately 6%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2023 and 2022:

	For the three- months ended March 31,	% of Total Sales	For the three- months ended March 31,	% of Total Sales
	2023	2023	2022	2022
Total Sales	$3,089,535		$2,807,441
Cost of Sales
Radiochemical Products	$630,338	20%	$562,365	20%
Cobalt Products	90,961	3%	56,511	2%
Nuclear Medicine Standards	588,200	19%	511,822	18%
Fluorine Products	—	—	—	—
Total Segments	1,309,499	42%	1,130,698	40%

Gross Profit	$1,780,036		$1,676,743
Gross Profit %	58%		60%

Operating expense decreased approximately 6% to $1,927,608 for the three months ended March 31, 2023, from $2,052,786 for the same period in 2022. This decrease of $125,178 is primarily due to an approximate 9% decrease in General, Administrative, and Consulting Expenses and a 40% decrease in Research and Development costs. The decrease in General, Administrative, and Consulting Expenses is primarily the result of decreased depreciation expenses and legal and professional expenses during the three months ended March 31, 2023, as compared to the same period in 2022. The 40% decrease in Research and Development cost is due to decreased expenses related to product development during the three months ended March 31, 2023, as compared to the same period in 2022.

The following table presents a comparison of total operating expense for the three months ended March 31, 2023 and 2022:

	For the three- months ended March 31,	For the three- months ended March 31,
Operating Costs and Expenses:	2023	2022	% change		$ change
Salaries and Contract Labor	$975,183	$933,249	4%	%	$41,934
General, Administrative and Consulting	827,983	913,123	-9%	%	(85,140)
Research and Development	124,442	206,414	-40%	%	(81,972)
Total operating expenses	$1,927,608	$2,052,786	-6%	%	$(125,178)

Other income was $63,412 for the three months ended March 31, 2023, as compared to $1,802,800 for the same period in 2022. This is a decrease of $1,739,388, or approximately 96%, primarily due to a $1,797,978 gain on sale of assets to Pharmalogic Idaho, LLC in the three months ended March 31, 2022. In February 2022, we entered into an asset purchase agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4.0 million in cash. The sold assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

Interest expense for the three months ended March 31, 2023 was $82,980, compared to $171,757 for the same period in 2022. This is a decrease of $88,777, or approximately 52%. The decrease in interest expense is due to decreased accretion of beneficial conversion feature and discount and decreased interest due for outstanding debt. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2023 and 2022, we accrued dividends payable of $60,945, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended March 31, 2023, was $148,054, compared to net income of $1,255,045, for the same period in 2022. This is a decrease in net income of $1,403,099 that is largely the result of the approximate $1.8 million gain on sale of assets for the three months ended March 31, 2022. This decrease in gain on sale of assets is partially offset by the increase in income as a result of the increase in revenue in our radiochemical products and nuclear medicine standards segments offset and decrease in operating expenses for the three months ended March 31, 2023, as compared to the same period in 2022.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended March 31, 2023 was $1,762,396, compared to $1,625,923 for the same period in 2022. This is an increase of $136,473, or approximately 8% during the three months ended March 31, 2023. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical products going forward, primarily from the sale of our generic sodium iodide I-131 drug product.

Gross profit of radiochemical products for the three months ended March 31, 2023 was $1,132,058, compared to $1,063,558, for the same period in 2022, and gross profit percentages were approximately 64% and 65% for the three months ended March 31, 2023 and 2022, respectively. Cost of sales for radiochemical products increased to $630,338 for the three months ended March 31, 2023, as compared to $562,365 for the same period in 2022. This is an increase of $67,973, or approximately 12%, and was primarily the result of increased sales of product. Operating expense for this segment decreased to $364,946 for the three months ended March 31, 2023, compared to $390,873 for the same period in 2022. This decrease in operating expense of $25,927, or approximately 7%, was primarily due to decreased costs for advertising expense and professional services. As discussed above, other income from the radiochemical products segment in the three months ended March 31, 2022 included a $1,797,978 gain on sale of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. This segment reported net income of $767,112 for the three months ended March 31, 2023, as compared to net income of $2,470,663 for the same period in 2022. The decrease in net income of $1,703,551 is the result of the difference in the gain on sale of assets but somewhat offset by the increases in revenue and decreases in operating expenses.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended March 31, 2023 was $158,308, compared to $171,906, for the same period in 2022. This represents a decrease of $13,598, or approximately 8%. The decrease was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the three months ended March 31, 2023, was $90,961, as compared to $56,511, for the same period in 2022. Gross profit for cobalt products for the three months ended March 31, 2023 was $67,347 compared to $115,395 for the same period in 2022. This is a decrease of $48,048, or approximately 42% and is attributable to decreased source manufacturing for the three months ended March 31, 2023. Operating expense in this segment decreased to $93,591 for the three months ended March 31, 2023, from $128,470 for the same period in 2022. This is a decrease of $34,879, or approximately 27%. This decrease in operating expenses for the three months ended March 31, 2023 is due to decreased equipment and labor expenses. Our net loss for cobalt products was $26,245 for the three months ended March 31, 2023, as compared to a net loss of $13,075 for the same period in 2022. The increase in net loss of $13,170, or approximately 100%, was attributable to the decreased activity in cobalt sealed source manufacturing. We expect increased sales activity in this segment during the remainder of 2023.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended March 31, 2023, was $1,168,831, compared to $1,009,612 for the same period in 2022. This represents an increase in revenue of $159,219, or approximately 16%.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2023, was $588,200, as compared to $511,822 for the same period in 2022. The increase in cost of sales in the period-to-period comparison of $76,378, or 15%, was due to increased sales during the three-month period ended March 31, 2023, as compared to the same period in 2022. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2023 was $580,631 compared to $497,790 for the same period in 2022, and gross profit percentages were approximately 50% and 49% for the three months ended March 31, 2023 and 2022, respectively. This is an increase in gross profit of $82,841, or approximately 16%.

Operating expense for this segment for the three months ended March 31, 2023 decreased to $451,846, from $460,074 for the same period in 2022. This is a decrease of 8,228, or approximately 2%, and is the result of a decrease in waste disposal fees. Net income for this segment for the three months ended March 31, 2023 was $128,785, compared to $37,716 for the same period in 2022. This is an increase in net income of $91,069, or approximately 241% and is the direct result of increased revenue.

Fluorine Products. For the three months ended March 31, 2023 and March 31, 2022, we had no revenue for our fluorine products segment.

During the three months ended March 31, 2023, we incurred $29,239 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $31,830 for the same three-month period in 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had cash and cash equivalents of $3,281,161 as compared to $2,375,817 at December 31, 2022. This is an increase of $905,344 or approximately 38%. For the three months ended March 31, 2023, net cash provided by operating activities was $981,311 and for the three months ended March 31, 2022, net cash used in operating activities was $857,877. The increase in cash provided by operating activities was a result of cash from operations and the receipt of other current assets. The increase in cash and cash equivalents at period end in the period-to-period comparison is the result of cash provided by operating activities.

Inventories at March 31, 2023 totaled $614,498, and inventories at December 31, 2022 totaled $744,793. Our inventory consists of work in process material for our Radiochemical Products, Cobalt Products, and Nuclear Medicine Products segments.

Cash used in investing activities was $52,202 for the three months ended March 31, 2023, and cash provided by investing activities was $3,948,900 for the same period in 2022. The cash used in the three months ended March 31, 2023 was for the purchase of equipment. The cash provided by investing activities in the three months ended March 31, 2022 was for the sale of assets for $4,000,000.

Financing activities used cash of $15,363, during the three months ended March 31, 2023, and cash used by financing activities for the same period in 2022 was $429,224. During the three months ended March 31, 2023, cash paid for interest was $113,855 and during the same three-month period in 2022, cash paid for interest was $44,818. Additionally, during the three months ended March 31, 2023, we received $2,622 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $5,829 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan and $61,168 for exercise of warrants for the same period in 2022. During the three months ended March 31, 2023, principal payments on notes payable was $15,723, as compared to $494,159 for the same period in 2022, primarily as a result of debt repayments in the three months ended March 31, 2022.

In February 2023, the Company paid its sixth annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at March 31, 2023. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,266,500 shares of common stock in lieu of a dividend payment of $90,660. The remaining $153,120 of dividend payable was settled with cash.

Total increase in cash for the three-month period ended March 31, 2023, was $913,746 compared to a cash increase of $2,661,799 for the same period in 2022.

We expect that cash from operations, cash raised via equity financing, and our current cash balance will be sufficient to fund operations for the next twelve months. Our future liquidity and capital funding requirements will depend on numerous factors, including commercial relationships, technological developments, market factors, available credit, and preferred stock shareholders. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

At March 31, 2023, there were no outstanding warrants to purchase our common stock.

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2023, accrued interest payable on the 2013 Promissory Note totaled 279,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At March 31, 2023, accrued interest on the 2018 Promissory Note totaled $35,570.

In December, 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At March 31, 2023, accrued interest on the 2019 Promissory Note totaled $129,131.

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

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 6, 2023, as amended on May 3, 2023.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Formation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2	Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated February 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022).

3.4	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated December 28, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 28, 2022).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1 †	Modification #3 to the Amended and Restated Employment Agreement, dated February 22, 2023, between the Company and Stephen Laflin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 28, 2023).

31.1*	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

_______________

* Filed herewith.

** Furnished herewith.

† Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer