Form 10-Q
period 2023-06-30
INTERNATIONAL ISOTOPES INC
filed 2023-08-11
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the number of shares of common stock, $0.01 par value, outstanding was 518,029,510.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$3,274,125	$2,375,817
Accounts receivable	1,289,936	1,596,886
Inventories	701,411	744,793
Prepaids and other current assets	220,930	1,023,129
Total current assets	5,486,402	5,740,625

Long-term assets
Restricted cash	858,268	840,049
Property, plant and equipment, net	2,010,374	2,024,486
Capitalized lease disposal costs, net	218,814	228,125
Financing lease right-of-use asset	9,616	12,621
Operating lease right-of-use asset	2,248,642	2,311,082
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,620,905	3,703,353
Total long-term assets	10,350,874	10,503,971
Total assets	$15,837,276	$16,244,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$541,874	$382,392
Accrued liabilities	1,119,693	1,472,504
Unearned revenue	835,854	879,365
Current portion of operating lease right-of-use liability	136,075	131,572
Current portion of financing lease liability	2,996	5,513
Current portion of related party notes payable, net of debt discount	620,000	620,000
Current installments of notes payable	10,415	23,348
Total current liabilities	3,266,907	3,514,694

Long-term liabilities
Accrued long-term liabilities	93,750	112,500
Related party notes payable, net of current portion and debt discount	1,000,000	1,000,000
Notes payable, net of current portion	29,100	34,406
Asset retirement obligation	968,577	942,378
Financing lease liability, net of current portion	1,309	2,832
Operating lease right-of-use liability, net of current portion	2,163,061	2,232,244
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	8,318,797	8,387,360
Total liabilities	11,585,704	11,902,054

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 517,941,366 and 514,889,916 shares issued and outstanding respectively	5,179,414	5,148,899
Additional paid in capital	125,944,357	125,654,486
Accumulated deficit	(126,872,199)	(126,460,843)
Total equity	4,251,572	4,342,542
Total liabilities and stockholders' equity	$15,837,276	$16,244,596

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Sale of product	$3,112,165	$2,434,808	$6,201,700	$5,242,249
Cost of product	1,269,552	1,034,278	2,579,051	2,164,976
Gross profit	1,842,613	1,400,530	3,622,649	3,077,273

Operating costs and expenses:
Salaries and contract labor	944,179	801,972	1,919,361	1,735,221
General, administrative and consulting	943,870	863,025	1,771,852	1,776,148
Research and development	183,024	87,642	307,468	294,056
Total operating expenses	2,071,073	1,752,639	3,998,681	3,805,425

Net operating loss	(228,460)	(352,109)	(376,032)	(728,152)

Other income (expense):
Other income	37,518	225,768	100,930	2,028,568
Interest income	9,856	680	28,942	725
Interest expense	(82,216)	(146,387)	(165,196)	(318,144)
Total other income (expense)	(34,842)	80,061	(35,324)	1,711,149
Net income (loss)	$(263,302)	$(272,048)	$(411,356)	$982,997

Net loss per common share - basic:	$—	$—	$—	$—
Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic	517,926,610	510,499,497	516,746,718	506,985,962
Weighted average common shares outstanding - diluted	517,926,610	510,499,497	516,746,718	512,569,114

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(411,356)	$982,997
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	175,398	203,551
Accretion of obligation for lease disposal costs	26,199	24,801
Accretion of beneficial conversion feature and discount	—	146,311
Equity based compensation	224,846	237,474
Gain on sale of property, plant and equipment	—	(1,797,978)
Right-of-use asset amortization	(2,240)	(291)
Changes in operating assets and liabilities:
Accounts receivable	306,950	(448,147)
Inventories	43,382	(18,870)
Prepaids and other current assets	802,199	384,774
Accounts payable and accrued liabilities	(121,419)	(807,805)
Unearned revenues	(43,511)	142,131
Net cash provided by (used in) operating activities	1,000,448	(951,052)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4,000,000
Purchase of property, plant and equipment	(66,522)	(55,200)
Net cash provided by (used in) investing activities	(66,522)	3,944,800

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	4,880	70,973
Payments on financing lease	(4,040)	(4,172)
Principal payments on notes payable	(18,239)	(509,257)
Net cash used in financing activities	(17,399)	(442,456)

Net increase in cash, cash equivalents, and restricted cash	916,527	2,551,292
Cash, cash equivalents, and restricted cash at beginning of period	3,215,866	1,305,603
Cash, cash equivalents, and restricted cash at end of period	$4,132,393	$3,856,895

Supplemental disclosure of cash flow activities:
Cash paid for interest	$157,826	$46,894

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,660	$204,480
Increase in equity and decrease in liability for the conversion of preferred stock	$—	$675,000

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	June 30,	June 30,
	2023	2022
Cash and cash equivalents	$3,274,125	$3,025,513
Restricted cash included in long-term assets	858,268	831,382
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$4,132,393	$3,856,895

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2023

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2023	514,889,916	$5,148,899	$125,654,486	$(126,460,843)	$4,342,542
Shares issued under employee stock purchase plan	191,390	1,914	2,966	—	4,880
Stock grant	343,560	3,436	(3,436)	—	—
Stock in lieu of dividends on convertible preferred C	2,266,500	22,665	67,995	—	90,660
Shares issued for issuance of RSUs	250,000	2,500	(2,500)	—	—
Stock based compensation	—	—	224,846	—	224,846
Net (loss) income	—	—	—	(411,356)	(411,356)
Balance, June 30, 2023	517,941,366	$5,179,414	$125,944,357	$(126,872,199)	$4,251,572

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, April 1, 2023	517,852,831	$5,178,528	$125,878,017	$(126,608,897)	$4,447,648
Shares issued under employee stock purchase plan	88,535	886	1,372	—	2,258
Stock based compensation	—	—	64,968	—	64,968
Net (loss) income	—	—	—	(263,302)	(263,302)
Balance, June 30, 2023	517,941,366	$5,179,414	$125,944,357	$(126,872,199)	$4,251,572

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2022	502,584,176	$5,025,842	$124,469,034	$(126,764,081)	$2,730,795
Shares issued under employee stock purchase plan	119,910	1,199	7,974	—	9,173
Stock grant	187,231	1,872	(1,872)	—	—
Stock in lieu of dividends on convertible preferred C	2,271,980	22,720	181,760	—	204,480
Shares issued for exercise of employee stock options	611,111	6,111	(6,111)	—	—
Warrant exercise	515,000	5,150	56,650	—	61,800
Conversion of preferred B stock	8,437,500	84,375	590,625	—	675,000
Stock based compensation	—	—	237,474	—	237,474
Net (loss) income	—	—	—	982,997	982,997
Balance, June 30, 2022	514,726,908	$5,147,269	$125,535,534	$(125,781,084)	$4,901,719

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, April 1, 2022	506,237,443	$5,062,374	$124,885,936	$(125,509,036)	$4,439,274
Shares issued under employee stock purchase plan	51,965	520	3,456	—	3,976
Conversion of preferred B stock	8,437,500	84,375	590,625		675,000
Stock based compensation	—	—	55,517	—	55,517
Net (loss) income	—	—	—	(272,048)	(272,048)
Balance, June 30, 2022	514,726,908	$5,147,269	$125,535,534	$(125,781,084)	$4,901,719

See accompanying notes to the condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 6, 2023, as amended on May 3, 2023.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the six months ended June 30, 2023, the Company reported a net loss of $411,356 and net cash provided in operating activities of $1,000,448. During the six months ended June 30, 2022, the Company reported net income of  $982,997 and net cash used in operating activities of  $951,052.

During the three and six months ended June 30, 2023, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and six months ended June 30, 2023, the Company had 26,012,500 stock options outstanding, 7,000,000 restricted stock units outstanding and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

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

The table below shows the calculation of diluted shares:

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	517,926,610	510,499,497	516,746,718	506,985,962

Effects of dilutive shares
Stock Options	—	—	—	5,583,152
Series C Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	517,926,610	510,499,497	516,746,718	512,569,114

The table below summarizes common stock equivalents outstanding at June 30, 2023 and 2022:

	June 30,
	2023	2022
Stock options	26,012,500	26,134,500
Restricted Stock Units	7,000,000	—
Shares of Series C Preferred Stock	40,630,000	40,630,000
	73,642,500	66,764,500

(4)       Investment and Business Consolidation

In 2021, the Company acquired all of the remaining membership interests of RadQual, making RadQual a wholly-owned subsidiary of the Company. As TI Services is a 50/50 joint venture between the Company and RadQual, TI Services is also a wholly-owned subsidiary of the Company.

(5)       Inventories

At June 30, 2023 and December 31, 2022, the Company held inventories of $701,411 and $744,793, respectfully.

Inventories consisted of work in process for the following business segments:

	June 30, 2023	December 31, 2022
Radiochemical Products	$77,018	$23,011
Cobalt Products	184,782	189,255
Nuclear Medicine Products	439,611	532,527
	$701,411	$744,793

The Company has contracted with several customers for the sale of some of the cobalt product material and has collected advance payments for project management, up-front handling, and other production costs from those customers. The advance payments from customers were recorded as unearned revenue which are recognized in the Company’s condensed consolidated financial statements as cobalt products are completed and shipped. For the six months ended  June 30, 2023 and 2022, the Company recognized approximately $1,500 and $26,949, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts. For the three months ended June 30, 2023 and 2022, the Company recognized approximately $0 and $16,311, respectively, of revenue in its condensed consolidated statements of operations for customer orders filled during the period under these cobalt contracts.

(6)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the six months ended June 30, 2023 and 2022, the Company issued 191,390 and 119,910 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $4,880 and $9,173, respectively. As of  June 30, 2023, 2,350,020 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At June 30, 2023, there were 20,788,574 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  June 30, 2023, and changes during the six months ended June 30, 2023, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2022	24,993,500	$0.05
Granted	3,025,000	0.04
Exercised	—	—
Expired	(1,000,000)	0.09
Forfeited	(1,006,000)	0.08
Outstanding at June 30, 2023	26,012,500	0.05	6.1	$860,550
Exercisable at June 30, 2023	19,117,500	$0.05	5.1	$686,630

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.08 per share on June 30, 2023, the last trading day of the three months ended  June 30, 2023.

As of  June 30, 2023, there was $161,069 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.87 years.

Total stock-based compensation expense for the six months ended June 30, 2023 and 2022 was $224,846 and $237,474, respectively.

Total stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $64,968 and $55,517, respectively.

During the six months ended June 30, 2023, the Company granted an aggregate of 3,025,000 qualified stock options to 31 of its employees. These options vest over a five-year period with the first vesting at the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 and $0.06 per share. The options issued during the six months ended June 30, 2023 have a fair value of $79,532, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 3.94% to 4.26%, expected dividend yield rate of 0%, expected volatility of 68.65% to 74.16% and an expected life between 5 and 7 years.

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

On May 8, 2023, pursuant to an executive employment agreement entered into with its newly appointed President, the Company granted 6,500,000 restricted stock units (“RSUs”) to its President. 1,500,000 RSUs vest on April 17, 2024, 2,000,000 RSUs vest on April 17, 2025, and 3,000,000 RSUs vest on April 17, 2026. Under the same compensation terms, subject to approval by the Board, a special equity grant of 2,500,000 fully-vested RSUs would be granted upon a promotion of the Company's President to Chief Executive Officer.

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

Preferred Stock

At June 30, 2023, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2025 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the six months ended June 30, 2023 and 2022, dividends paid to holders of the Series C Preferred Stock totaled $243,780 for both years. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the six months ended June 30, 2023 and 2022, the Company issued an aggregate of 2,266,500 and 2,271,980 shares of common stock, respectively, in lieu of dividend payments in the aggregate of $90,660 and $204,480, respectively, with the remaining dividend payable settled in cash of $153,120 and $39,300, respectively.

(7)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At June 30, 2023, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $286,734. Interest expense recorded for the six months ended  June 30, 2022, was $15,000.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At June 30, 2023, accrued interest on the 2018 Promissory Note totaled $37,370.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At June 30, 2023, the balance of the 2019 Promissory Note was $1,000,000 and the accrued interest on the 2019 Promissory Note totaled $139,131.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $858,268.

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

(9)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Radiochemical Products	$1,605,313	$130,730	$1,736,043	56%	$1,266,249	$113,790	$1,380,039	57%
Cobalt Products	395,395	52,863	448,258	14%	89,946	9,200	99,146	4%
Nuclear Medicine Products	732,524	195,340	927,864	30%	744,154	211,469	955,623	39%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,733,232	$378,933	$3,112,165	100%	$2,100,349	$334,459	$2,434,808	100%

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Radiochemical Products	$3,230,429	$268,010	$3,498,439	56%	$2,776,571	$229,391	$3,005,962	57%
Cobalt Products	537,553	69,013	606,566	10%	256,502	14,550	271,052	5%
Nuclear Medicine Products	1,604,112	492,583	2,096,695	34%	1,584,536	380,699	1,965,235	38%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$5,372,094	$829,606	$6,201,700	100%	$4,617,609	$624,640	$5,242,249	100%

The Company’s revenue consists primarily of calibration and reference standards manufactured for use in the nuclear medicine industry, distribution of radiochemicals including sodium iodide I-131 drug product, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the six months ended June 30, 2023, the Company reported current unearned revenue of $835,854. For the period ended December 31, 2022, the Company reported current unearned revenue of $879,365. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  June 30, 2023, and December 31, 2022, accounts receivable totaled $1,289,936 and $1,596,886, respectively.  For the six months ended June 30, 2023, the Company did not incur material impairment losses with respect to its receivables.

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

	Six Months Ended June 30,
	2023	2022
Operating lease costs	$150,732	$141,605
Short-term operating lease costs	3,600	2,713
Financing lease expense:
Amortization of right-of-use assets	4,550	4,172
Interest on lease liabilities	270	649
Total financing lease expense	4,820	4,821
Total lease expense	$159,152	$149,139

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	11.6	12.6
Weighted-average remaining lease term (years) - financing leases	1.4	1.8
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%	8.41%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2023 (excluding the six-months ended June 30, 2023)	$143,554	$1,598
2024	287,108	2,929
2025	287,108	—
2026	287,108	—
2027	287,108	—
Thereafter	2,025,192	—
Total minimum lease obligations	3,317,178	4,527
Less-amounts representing interest	(1,018,042)	(222)
Present value of minimum lease obligations	2,299,136	4,305
Current maturities	(136,075)	(2,996)
Lease obligations, net of current maturities	$2,163,061	$1,309

(11)        Segment Information

The Company has four reportable segments which include: Nuclear Medicine Standards, Cobalt Products, Radiochemical Products, and Fluorine Products.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2023	2022	2023	2022
Radiochemical Products	$1,736,043	$1,380,039	$3,498,439	$3,005,962
Cobalt Products	448,258	99,146	606,566	271,052
Nuclear Medicine Standards	927,864	955,623	2,096,695	1,965,235
Fluorine Products	—	—	—	—
Total Segments	3,112,165	2,434,808	6,201,700	5,242,249
Corporate revenue	—	—	—	—
Total Consolidated	$3,112,165	$2,434,808	$6,201,700	$5,242,249

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2023	2022	2023	2022
Radiochemical Products	$6,665	$7,415	$13,824	$49,345
Cobalt Products	13,142	12,140	25,976	24,281
Nuclear Medicine Standards	28,900	28,587	58,109	57,233
Fluorine Products	28,970	26,095	57,940	52,190
Total Segments	77,677	74,237	155,849	183,049
Corporate depreciation and amortization	10,453	10,196	19,549	20,502
Total Consolidated	$88,130	$84,433	$175,398	$203,551

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2023	2022	2023	2022
Radiochemical Products	$717,455	$505,630	$1,484,567	$2,976,293
Cobalt Products	53,640	(42,332)	27,395	(55,407)
Nuclear Medicine Standards	9,728	(26,144)	138,513	11,572
Fluorine Products	(21,895)	(42,343)	(51,134)	(74,173)
Total Segments	758,928	394,811	1,599,341	2,858,285
Corporate loss	(1,022,230)	(666,859)	(2,010,697)	(1,875,288)
Net Income	$(263,302)	$(272,048)	$(411,356)	$982,997

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2023	2022	2023	2022
Radiochemical Products	$—	$—	$—	$—
Cobalt Products	6,165	—	6,165	—
Nuclear Medicine Standards	—	—	3,130	51,100
Fluorine Products	—	4,100	—	4,100
Total Segments	6,165	4,100	9,295	55,200
Corporate purchases	8,155	—	57,227	—
Total Consolidated	$14,320	$4,100	$66,522	$55,200

	June 30,	December 31,
Segment Assets	2023	2022
Radiochemical Products	$837,771	$1,075,252
Cobalt Products	324,755	406,629
Nuclear Medicine Standards	2,661,330	2,744,394
Fluorine Products	5,032,308	5,147,325
Total Segments	8,856,164	9,373,600
Corporate assets	6,981,112	6,870,996
Total Consolidated	$15,837,276	$16,244,596

(12)      Subsequent Events

On July 12, 2023, Steve T. Laflin gave notice that he is stepping down as Chief Executive Officer of the Company, effective September 1, 2023 at the end of the term of his employment agreement. In addition, on July 12, 2023, Shahe Bagderjian, President of the Company, was appointed to replace Mr. Laflin as Chief Executive Officer, effective September 1, 2023.

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

BUSINESS OVERVIEW

International Isotopes Inc., its wholly-owned subsidiaries (including RadQual, LLC and TI Services, LLC) (collectively, the "Company", "we", "our", or "us") manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We own 100% interest of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices. As TI Services, LLC is a 50/50 joint venture between the Company and RadQual, TI Services, LLC is also a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023,Compared to Three Months Ended June 30, 2022

Revenue for the three months ended June 30, 2023 was $3,112,165 as compared to $2,434,808 for the same period in 2022, an overall increase of $677,357, or approximately 28%. This increase in revenue was the result of increased revenue in our radiochemical and cobalt products segments offset by decreased revenues in our nuclear medicine standards segment, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended June 30, 2023 and 2022:

	For the three-	For the three-
	months ended	months ended
	June 30,	June 30,
Sale of Product	2023	2022	$ change	% change
Radiochemical Products	$1,736,043	$1,380,039	$356,004	26%
Cobalt Products	448,258	99,146	349,112	352%
Nuclear Medicine Standards	927,864	955,623	(27,759)	-3%
Fluorine Products	—	—	—	—%
Total Consolidated	$3,112,165	$2,434,808	$677,357	28%

Cost of sales increased to $1,269,552 for the three months ended June 30, 2023 from $1,034,278 for the same period in 2022. This is an increase of $235,274, or approximately 23%. The increase in cost of sales in the three-month comparison was primarily due to the increased sales activity in our radiochemical and cobalt products segments, as discussed in detail below. Gross profit for the three months ended June 30, 2023 was $1,842,613, compared to $1,400,530 for the same period in 2022. This represents an increase in gross profit of $442,083, or approximately 32%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended June 30, 2023 and 2022:

	For the three-		For the three-
	months ended	% of	months ended	% of
	June 30,	Total Sales	June 30,	Total Sales
	2023	2023	2022	2022
Total Sales	$3,112,165		$2,434,808
Cost of Sales
Radiochemical Products	$597,063	19%	$506,522	21%
Cobalt Products	246,398	8%	26,014	1%
Nuclear Medicine Standards	426,091	14%	501,742	21%
Fluorine Products	—	—%	—	—%
Total Segments	1,269,552	41%	1,034,278	42%

Gross Profit	$1,842,613		$1,400,530
Gross Profit %	59%		58%

Operating expense increased approximately 18% to $2,071,073 for the three months ended June 30, 2023, from $1,752,639 for the same period in 2022. This increase of $318,434 is due to an 18% increase in Salaries and Contract Labor Expenses, 9% increase in General, Administrative, and Consulting Expenses and a 109% increase in Research and Development costs. The increase in Salaries and Contract Labor Expenses is primarily due to increased costs of salaries and benefits for employees. The increase in General, Administrative, and Consulting Expenses is primarily the result of increased legal and professional expenses during the three months ended June 30, 2023, as compared to the same period in 2022. The 109% increase in Research and Development cost is due to increased expenses related to product development during the three months ended June 30, 2023, as compared to the same period in 2022.

The following table presents a comparison of total operating expense for the three months ended June 30, 2023 and 2022:

	For the three-	For the three-
	months ended	months ended
	June 30,	June 30,
Operating Costs and Expenses:	2023	2022	% change	$ change
Salaries and Contract Labor	$944,179	$801,972	18%	$142,207
General, Administrative and Consulting	943,870	863,025	9%	80,845
Research and Development	183,024	87,642	109%	95,382
Total operating expenses	$2,071,073	$1,752,639	18%	$318,434

Other income was $37,518 for the three months ended June 30, 2023, as compared to $225,768 for the same period in 2022. This is a decrease of $188,250, or approximately 83%, primarily due to $200,000 in income from a sublease of our facility in the three months ended June 30, 2022. As part of this sublease agreement, we received $200,000 once relocation and build-out costs were completed.

Interest expense for the three months ended June 30, 2023 was $82,216, compared to $146,387 for the same period in 2022. This is a decrease of $64,171, or approximately 44%. The decrease in interest expense is due to decreased accretion of beneficial conversion feature and discount and decreased interest due for outstanding debt. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended June 30, 2023 and 2022, we accrued dividends payable of $61,695 and $60,945 respectively, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended June 30, 2023, was $263,302, compared to net loss of $272,048, for the same period in 2022. This is a decrease in net loss of $8,746 that is largely the result of the increase in revenue in our radiochemical products and cobalt products segments partially offset by the decrease in operating expenses for the three months ended June 30, 2023, as compared to the same period in 2022.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended June 30, 2023 was $1,736,043, compared to $1,380,039 for the same period in 2022. This is an increase of $356,004, or approximately 26% during the three months ended June 30, 2023. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical products going forward, primarily from the sale of our generic sodium iodide I-131 drug product.

Gross profit of radiochemical products for the three months ended June 30, 2023 was $1,138,980, compared to $873,517, for the same period in 2022, and gross profit percentages were approximately 66% and 63% for the three months ended June 30, 2023 and 2022, respectively. Cost of sales for radiochemical products increased to $597,063 for the three months ended June 30, 2023, as compared to $506,522 for the same period in 2022. This is an increase of $90,541, or approximately 18%, and was primarily the result of increased sales of product. Operating expense for this segment increased to $421,525 for the three months ended June 30, 2023, compared to $367,887 for the same period in 2022. This increase in operating expense of $53,638, or approximately 15%, was primarily due to increased costs for research and development for this segment. This segment reported net income of $717,455 for the three months ended June 30, 2023, as compared to net income of $505,630 for the same period in 2022. The increase in net income of $211,825 is the result of increases in revenue and gross profit.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended June 30, 2023 was $448,258, compared to $99,146, for the same period in 2022. This represents an increase of $349,112, or approximately 352%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the three months ended June 30, 2023, was $246,398, as compared to $26,014, for the same period in 2022. Gross profit for cobalt products for the three months ended June 30, 2023 was $201,860 compared to $73,132 for the same period in 2022. This is an increase of $128,728, or approximately 176% and is attributable to increased source manufacturing for the three months ended June 30, 2023. Operating expense in this segment increased to $148,220 for the three months ended June 30, 2023, from $115,464 for the same period in 2022. This is an increase of $32,756, or approximately 28%. This increase in operating expenses for the three months ended June 30, 2023 is due to increased equipment and labor expenses. Our net income for cobalt products was $53,640 for the three months ended June 30, 2023, as compared to a net loss of $42,332 for the same period in 2022. The increase in net income of $95,972, or approximately 227%, was attributable to the increased activity in cobalt sealed source manufacturing.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended June 30, 2023, was $927,864, compared to $955,623 for the same period in 2022. This represents a decrease in revenue of $27,759, or approximately 3%.

Cost of sales for our nuclear medicine standards segment for the three months ended June 30, 2023, was $426,091, as compared to $501,742 for the same period in 2022. The decrease in cost of sales in the period-to-period comparison of $75,651, or 15%, was due to decreased sales and improved gross profit during the three-month period ended June 30, 2023, as compared to the same period in 2022. Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2023 was $501,773 compared to $453,881 for the same period in 2022, and gross profit percentages were approximately 54% and 47% for the three months ended June 30, 2023 and 2022, respectively. This is an increase in gross profit of $47,892, or approximately 11%.

Operating expense for this segment for the three months ended June 30, 2023 increased to $492,045, from $480,025 for the same period in 2022. This is an increase of $12,020, or approximately 3%, and is the result of increased labor costs. Net income for this segment for the three months ended June 30, 2023 was $9,728, compared to a net loss of $26,144 for the same period in 2022. This is an increase in net income of $35,872, or approximately 137% and is the result of increased gross profit.

Fluorine Products. For the three months ended June 30, 2023 and June 30, 2022, we had no revenue for our fluorine products segment.

During the three months ended June 30, 2023, we incurred $21,895 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $42,343 for the same three-month period in 2022. The decrease in expenses is due to decreased professional costs during the three months ended June 30, 2023

We established the Fluorine Products segment in 2004 to support production and sale of the gases produced using our FEP. The project has been placed on hold since 2013 and we will continue to limit our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials until such time that we decide to resume the project.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Revenue for the six months ended June 30, 2023 was $6,201,700 as compared to $5,242,249 for the same period in 2022, an overall increase of $959,451, or approximately 18%. This increase in revenue was the result of increased revenue in all business segments as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the six months ended June 30, 2023 and 2022:

	For the six-	For the six-
	months ended	months ended
	June 30,	June 30,
Sale of Product	2023	2022	$ change	% change
Radiochemical Products	$3,498,439	$3,005,962	$492,477	16%
Cobalt Products	606,566	271,052	335,514	124%
Nuclear Medicine Standards	2,096,695	1,965,235	131,460	7%
Fluorine Products	—	—	—	100%
Total Consolidated	$6,201,700	$5,242,249	$959,451	18%

Cost of sales increased to $2,579,051 for the six months ended June 30, 2023 from $2,164,976 for the same period in 2022. This is an increase of $414,075, or approximately 19%. The increase in cost of sales in the six-month comparison was primarily due to the increased sales activity in all our business segments, as discussed in detail below. Gross profit for the six months ended June 30, 2023 was $3,622,649, compared to $3,077,273 for the same period in 2022. This represents an increase in gross profit of $545,376, or approximately 18%.

The following table presents cost of sales and gross profit data for each of our business segments for the six months ended June 30, 2023 and 2022:

	For the six-		For the six-
	months ended	% of	months ended	% of
	June 30,	Total Sales	June 30,	Total Sales
	2023	2023	2022	2022
Total Sales	$6,201,700		$5,242,249
Cost of Sales
Radiochemical Products	$1,227,401	20%	$1,068,887	20%
Cobalt Products	337,359	5%	82,525	2%
Nuclear Medicine Standards	1,014,291	16%	1,013,564	19%
Fluorine Products	—	—%	—	—%
Total Segments	2,579,051	42%	2,164,976	41%

Gross Profit	$3,622,649		$3,077,273
Gross Profit %	58%		59%

Operating expense increased approximately 5% to $3,998,681 for the six months ended June 30, 2023, from $3,805,425 for the same period in 2022. This increase of $193,256 is primarily due to an approximate 11% increase in Salaries and Contract Labor Expenses and a 5% increase in Research and Development costs. The increase in Salaries and Contract Labor Expenses is primarily the result of increased costs of salaries and benefits for employees during the six months ended June 30, 2023, as compared to the same period in 2022. The 5% increase in Research and Development cost is due to increased expenses related to product development during the six months ended June 30, 2023, as compared to the same period in 2022.

The following table presents a comparison of total operating expense for the six months ended June 30, 2023 and 2022:

	For the six-	For the six-
	months ended	months ended
	June 30,	June 30,
Operating Costs and Expenses:	2023	2022	% change	$ change
Salaries and Contract Labor	$1,919,361	$1,735,221	11%	$184,140
General, Administrative and Consulting	1,771,852	1,776,148	0%	(4,296)
Research and Development	307,468	294,056	5%	13,412
Total operating expenses	$3,998,681	$3,805,425	5%	$193,256

Other income was $100,930 for the six months ended June 30, 2023, as compared to $2,028,568 for the same period in 2022. This is a decrease of $1,927,638, or approximately 95%, primarily due to a $1,797,978 gain on sale of assets to Pharmalogic Idaho, LLC in the six months ended June 30, 2022. In February 2022, we entered into an asset purchase agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4.0 million in cash. The sold assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

Interest expense for the six months ended June 30, 2023 was $165,196, compared to $318,144 for the same period in 2022. This is a decrease of $152,948, or approximately 48%. The decrease in interest expense is due to decreased accretion of beneficial conversion feature and discount and decreased interest due for outstanding debt. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the six months ended June 30, 2023 and 2022, we accrued dividends payable of $122,640 and $121,890 respectively, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the six months ended June 30, 2023, was $411,356, compared to net income of $982,997, for the same period in 2022. This is a decrease in net income of $1,394,353 that is largely the result of the approximate $1.8 million gain on sale of assets for the six months ended June 30, 2022. This decrease in gain on sale of assets is partially offset by the increase in income as a result of the increase in revenue in all our businesses segments for the six months ended June 30, 2023, as compared to the same period in 2022.

Radiochemical Products. Revenue from the sale of radiochemical products for the six months ended June 30, 2023 was $3,498,439, compared to $3,005,962 for the same period in 2022. This is an increase of $492,477, or approximately 16% during the six months ended June 30, 2023. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical products going forward, primarily from the sale of our generic sodium iodide I-131 drug product.

Gross profit of radiochemical products for the six months ended June 30, 2023 was $2,271,038, compared to $1,937,075, for the same period in 2022, and gross profit percentages were approximately 65% and 64% for the six months ended June 30, 2023 and 2022, respectively. Cost of sales for radiochemical products increased to $1,227,401 for the six months ended June 30, 2023, as compared to $1,068,887 for the same period in 2022. This is an increase of $158,514, or approximately 15%, and was primarily the result of increased sales of product. Operating expense for this segment increased to $786,471 for the six months ended June 30, 2023, compared to $758,760 for the same period in 2022. This increase in operating expense of $27,711, or approximately 4%, was primarily due to increased costs for research and development costs within the segment. As discussed above, other income from the radiochemical products segment in the six months ended June 30, 2022 included a $1,797,978 gain on sale of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. This segment reported net income of $1,484,567 for the six months ended June 30, 2023, as compared to net income of $2,976,293 for the same period in 2022. The decrease in net income of $1,491,726 is the result of the difference in the gain on sale of assets but somewhat offset by the increases in revenue and gross profit.

Cobalt Products. Revenue from the sale of cobalt products for the six months ended June 30, 2023 was $606,566, compared to $271,052, for the same period in 2022. This represents an increase of $335,514, or approximately 124%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the six months ended June 30, 2023, was $337,359, as compared to $82,525, for the same period in 2022. Gross profit for cobalt products for the six months ended June 30, 2023 was $269,207 compared to $188,527 for the same period in 2022. This is an increase of $80,680, or approximately 43% and is attributable to increased source manufacturing for the six months ended June 30, 2023. Operating expense in this segment decreased to $241,812 for the six months ended June 30, 2023, from $243,934 for the same period in 2022. This is a decrease of $2,122, or approximately 1%. This decrease in operating expenses for the six months ended June 30, 2023 is due to decreased expenses for supplies. Our net income for cobalt products was $27,395 for the six months ended June 30, 2023, as compared to a net loss of $55,407 for the same period in 2022. The increase in net income of $82,802, or approximately 149%, was attributable to the increased activity in cobalt sealed source manufacturing.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the six months ended June 30, 2023, was $2,096,695, compared to $1,965,235 for the same period in 2022. This represents an increase in revenue of $131,460, or approximately 7%.

Cost of sales for our nuclear medicine standards segment for the six months ended June 30, 2023, was $1,014,291, as compared to $1,013,564 for the same period in 2022. The increase in cost of sales in the period-to-period comparison of $727 was less than 1%. Gross profit for our nuclear medicine standards segment for the six months ended June 30, 2023 was $1,082,404 compared to $951,671 for the same period in 2022, and gross profit percentages were approximately 52% and 48% for the six months ended June 30, 2023 and 2022, respectively. This is an increase in gross profit of $130,733, or approximately 14%.

Operating expense for this segment for the six months ended June 30, 2023 increased to $943,891, from $940,099 for the same period in 2022. This is an increase of $3,792, or less than 1%. Net income for this segment for the six months ended June 30, 2023 was $138,513, compared to $11,572 for the same period in 2022. This is an increase in net income of $126,941, or approximately 1,097% and is the direct result of increased gross profit in the six months ended June 30, 2023.

Fluorine Products. For the six months ended June 30, 2023 and 2022, we had no revenue for our fluorine products segment.

During the six months ended June 30, 2023, we incurred $51,134 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $74,173 for the same six-month period in 2022. The decrease in expenses is due to decreased professional costs during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2023, we had cash and cash equivalents of $3,274,125 as compared to $2,375,817 at December 31, 2022. This is an increase of $898,308 or approximately 38%. For the six months ended June 30, 2023, net cash provided by operating activities was $1,000,448 and for the six months ended June 30, 2022, net cash used in operating activities was $951,052. The increase in cash provided by operating activities was a result of cash from operations and the receipt of other current assets. The increase in cash and cash equivalents at period end in the period-to-period comparison is the result of cash provided by operating activities.

Inventories at June 30, 2023 totaled $701,411, and inventories at December 31, 2022 totaled $744,793. Our inventory consists of work in process material for our Radiochemical Products, Cobalt Products, and Nuclear Medicine Products segments.

Cash used in investing activities was $66,522 for the six months ended June 30, 2023, and cash provided by investing activities was $3,944,800 for the same period in 2022. The cash used in the six months ended June 30, 2023 was for the purchase of equipment. The cash provided by investing activities in the six months ended June 30, 2022 was for the sale of assets for $4,000,000 somewhat offset by purchases of equipment.

Financing activities used cash of $17,399, during the six months ended June 30, 2023, and cash used by financing activities for the same period in 2022 was $442,456. During the six months ended June 30, 2023, cash paid for interest was $157,826 and during the same six-month period in 2022, cash paid for interest was $46,894. Additionally, during the six months ended June 30, 2023, we received $4,880 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $9,805 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan and $61,168 for exercise of warrants for the same period in 2022. During the six months ended June 30, 2023, principal payments on notes payable were $18,239, as compared to $509,257 for the same period in 2022, primarily as a result of debt repayments in the six months ended June 30, 2022.

In February 2023, the Company paid its sixth annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,266,500 shares of common stock in lieu of a dividend payment of $90,660. The remaining $153,120 of dividend payable was settled with cash.

Total increase in cash for the six-month period ended June 30, 2023, was $916,527 compared to a cash increase of $2,551,292 for the same period in 2022.

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

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At June 30, 2023, accrued interest payable on the 2013 Promissory Note totaled $286,734.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At June 30, 2023, accrued interest on the 2018 Promissory Note totaled $37,370.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At June 30, 2023, accrued interest on the 2019 Promissory Note totaled $139,131.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1 †	Executive Employment Agreement, dated December 23, 2022, between the Company and Shahe Bagerdjian (as amended) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2023).

31.1*	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2023	International Isotopes Inc.

	By:	/s/ Steve T. Laflin
Steve T. Laflin
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer