Form 10-Q
period 2023-09-30
INTERNATIONAL ISOTOPES INC
filed 2023-11-13
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the number of shares of common stock, $0.01 par value, outstanding was 519,787,870.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,897,208	$2,375,817
Accounts receivable	1,382,701	1,596,886
Inventories	740,803	744,793
Prepaids and other current assets	437,354	1,023,129
Total current assets	5,458,066	5,740,625

Long-term assets
Restricted cash	869,339	840,049
Property, plant and equipment, net	2,455,232	2,024,486
Capitalized lease disposal costs, net	214,158	228,125
Financing lease right-of-use asset	8,114	12,621
Operating lease right-of-use asset	2,216,596	2,311,082
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,579,682	3,703,353
Total long-term assets	10,727,376	10,503,971
Total assets	$16,185,442	$16,244,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$281,715	$382,392
Accrued liabilities	1,341,833	1,472,504
Unearned revenue	1,004,867	879,365
Current portion of operating lease right-of-use liability	138,384	131,572
Current portion of financing lease liability	3,047	5,513
Current portion of related party notes payable, net of debt discount	620,000	620,000
Current installments of notes payable	155,576	23,348
Total current liabilities	3,545,422	3,514,694

Long-term liabilities
Accrued long-term liabilities	84,375	112,500
Related party notes payable, net of current portion and debt discount	1,000,000	1,000,000
Notes payable, net of current portion	303,487	34,406
Asset retirement obligation	981,948	942,378
Financing lease liability, net of current portion	528	2,832
Operating lease right-of-use liability, net of current portion	2,127,587	2,232,244
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	8,560,925	8,387,360
Total liabilities	12,106,347	11,902,054

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 519,750,538 and 514,889,916 shares issued and outstanding respectively	5,197,505	5,148,899
Additional paid in capital	126,102,394	125,654,486
Accumulated deficit	(127,220,804)	(126,460,843)
Total equity	4,079,095	4,342,542
Total liabilities and stockholders' equity	$16,185,442	$16,244,596

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Sale of product	$2,918,556	$2,789,273	$9,120,256	$8,031,522
Cost of product	1,125,888	1,305,730	3,704,939	3,470,706
Gross profit	1,792,668	1,483,543	5,415,317	4,560,816

Operating costs and expenses:
Salaries and contract labor	1,152,987	800,550	3,072,348	2,535,771
General, administrative and consulting	848,597	1,008,219	2,620,449	2,784,367
Research and development	100,544	148,327	408,012	442,383
Total operating expenses	2,102,128	1,957,096	6,100,809	5,762,521

Net operating loss	(309,460)	(473,553)	(685,492)	(1,201,705)

Other income (expense):
Other income	22,873	49,151	123,803	2,077,719
Interest income	20,328	2,849	49,270	3,574
Interest expense	(82,346)	(147,116)	(247,542)	(465,260)
Total other income (expense)	(39,145)	(95,116)	(74,469)	1,616,033
Net income (loss)	$(348,605)	$(568,669)	$(759,961)	$414,328

Net loss per common share - basic:	$—	$—	$—	$—
Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic	518,301,657	514,789,680	517,265,031	509,587,202
Weighted average common shares outstanding - diluted	518,301,657	514,789,680	517,265,031	511,057,330

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(759,961)	$414,328
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	262,029	288,047
Accretion of obligation for lease disposal costs	39,570	37,459
Accretion of beneficial conversion feature and discount	—	210,377
Equity based compensation	398,727	297,243
Gain on sale of property, plant and equipment	—	(1,797,978)
Right-of-use asset amortization	(3,359)	(1,409)
Changes in operating assets and liabilities:
Accounts receivable	214,185	(689,036)
Inventories	3,990	45,565
Prepaids and other current assets	585,775	112,742
Accounts payable and accrued liabilities	(168,813)	124,609
Unearned revenues	125,502	890
Net cash provided by (used in) operating activities	697,645	(957,163)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4,000,000
Purchase of property, plant and equipment	(550,629)	(68,275)
Net cash (used in) provided by investing activities	(550,629)	3,931,725

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	7,127	74,105
Payments on financing lease	(4,770)	(6,332)
Proceeds from the issuance of notes payable	452,100	—
Principal payments on notes payable	(50,792)	(524,532)
Net cash provided by (used in) financing activities	403,665	(456,759)

Net increase in cash, cash equivalents, and restricted cash	550,681	2,517,803
Cash, cash equivalents, and restricted cash at beginning of period	3,215,866	1,305,603
Cash, cash equivalents, and restricted cash at end of period	$3,766,547	$3,823,406

Supplemental disclosure of cash flow activities:
Cash paid for interest	$159,926	$49,699

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,660	$204,480
Increase in equity and decrease in liability for the conversion of preferred stock	$—	$675,000

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$2,897,208	$2,989,236
Restricted cash included in long-term assets	869,339	834,170
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,766,547	$3,823,406

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2023

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2023	514,889,916	$5,148,899	$125,654,486	$(126,460,843)	$4,342,542
Shares issued under employee stock purchase plan	279,534	2,795	4,332	—	7,127
Stock grant	343,560	3,436	(3,436)	—	—
Stock in lieu of dividends on convertible preferred C	2,266,500	22,665	67,995	—	90,660
Shares issued for issuance of RSUs	1,971,028	19,710	(19,710)	—	—
Stock based compensation	—	—	398,727	—	398,727
Net (loss) income	—	—	—	(759,961)	(759,961)
Balance, September 30, 2023	519,750,538	$5,197,505	$126,102,394	$(127,220,804)	$4,079,095

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, July 1, 2023	517,941,366	$5,179,414	$125,944,357	$(126,872,199)	$4,251,572
Shares issued under employee stock purchase plan	88,144	881	1,366	—	2,247
Shares issued for issuance of RSUs	1,721,028	17,210	(17,210)	—	—
Stock based compensation	—	—	173,881	—	173,881
Net (loss) income	—	—	—	(348,605)	(348,605)
Balance, September 30, 2023	519,750,538	$5,197,505	$126,102,394	$(127,220,804)	$4,079,095

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2022

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2022	502,584,176	$5,025,842	$124,469,034	$(126,764,081)	$2,730,795
Shares issued under employee stock purchase plan	172,534	1,726	10,579	—	12,305
Stock grant	187,231	1,872	(1,872)	—	—
Stock in lieu of dividends on convertible preferred C	2,271,980	22,720	181,760	—	204,480
Shares issued for exercise of employee stock options	648,948	6,489	(6,489)	—	—
Warrant exercise	515,000	5,150	56,650	—	61,800
Conversion of preferred B stock	8,437,500	84,375	590,625		675,000
Stock based compensation	—	—	297,243	—	297,243
Net (loss) income	—	—	—	414,328	414,328
Balance, September 30, 2022	514,817,369	$5,148,174	$125,597,530	$(126,349,753)	$4,395,951

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, July 1, 2022	514,726,908	$5,147,269	$125,535,534	$(125,781,084)	$4,901,719
Shares issued under employee stock purchase plan	52,624	527	2,605	—	3,132
Shares issued for exercise of employee stock options	37,837	378	(378)	—	—
Stock based compensation	—	—	59,769	—	59,769
Net (loss) income	—	—	—	(568,669)	(568,669)
Balance, September 30, 2022	514,817,369	$5,148,174	$125,597,530	$(126,349,753)	$4,395,951

See accompanying notes to the condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries, including RadQual, LLC (RadQual) and TI Services, LLC (TI Services). RadQual is a global supplier of molecular imaging quality control and calibration devices, and is based at INIS headquarters in Idaho Falls, Idaho. TI Services is headquartered in Boardman, Ohio and distributes products for nuclear medicine, nuclear cardiology, and Positron Emission Tomography (PET) imaging. INIS, and its wholly-owned subsidiaries are collectively referred to herein as the “Company,” “we,” “our” or “us.”

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 6, 2023, as amended on May 3, 2023.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine months ended September 30, 2023, the Company reported a net loss of $759,961 and net cash provided by operating activities of $697,645. During the nine months ended September 30, 2022, the Company reported net income of $414,328 and net cash used in operating activities of  $957,163.

During the three and nine months ended September 30, 2023, the Company continued its focus on its strongest long-standing core business segments which consist of its radiochemical products, cobalt products, and nuclear medicine standards, and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the transfer and start-up of its medical device segment after the purchase of assets from AMICI as discussed in more detail below.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2023, the Company had 26,012,500 stock options outstanding, 7,000,000 restricted stock units outstanding and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

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

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	518,301,657	514,789,680	517,265,031	509,587,202

Effects of dilutive shares
Stock Options	—	—	—	1,470,128
Series C Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	518,301,657	514,789,680	517,265,031	511,057,330

The table below summarizes common stock equivalents outstanding at September 30, 2023 and 2022:

	September 30,
	2023	2022
Stock options	26,012,500	24,868,500
Restricted Stock Units	7,000,000	—
Shares of Series C Preferred Stock	40,630,000	40,630,000
	73,642,500	65,498,500

(4)       Investment and Business Consolidation

In 2021, the Company acquired all of the remaining membership interests of RadQual, making RadQual a wholly-owned subsidiary of the Company. As TI Services is a 50/50 joint venture between the Company and RadQual, TI Services is also a wholly-owned subsidiary of the Company.

In June 2023, the Company executed an agreement to buy medical devices and related assets and intellectual property rights from AMICI, Inc. The Company has been working on transfers of U.S. Food and Drug Administration (FDA) 510K device registrations and startup of manufacturing. For the purposes of this report, the assets are included as part of our Nuclear Medicine Products segment. The Company plans for the assets to later be part of a fifth division of the Company, “Medical Devices” that is planned to start during 2024.

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2023 and 2022, the Company issued 279,534 and 172,534 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $7,127 and $12,304, respectively. As of  September 30, 2023, 2,261,876 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At September 30, 2023, there were 19,067,546 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  September 30, 2023, and changes during the nine months ended September 30, 2023, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2022	24,993,500	$0.05
Granted	3,025,000	0.04
Exercised	—	—
Expired	(1,000,000)	0.09
Forfeited	(1,006,000)	0.07
Outstanding at September 30, 2023	26,012,500	0.05	5.8	$17,000
Exercisable at September 30, 2023	19,582,500	$0.05	4.9	$15,750

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.04 per share on September 29, 2023, the last trading day of the three months ended  September 30, 2023.

As of  September 30, 2023, there was $129,446 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.76 years.

Total stock-based compensation expense for the nine months ended September 30, 2023 and 2022 was $398,727 and $297,243, respectively.

Total stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $173,881 and $59,769, respectively.

During the nine months ended September 30, 2023, the Company granted an aggregate of 3,025,000 qualified stock options to 31 of its employees. These options vest over a five-year period with the first vesting at the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 and $0.06 per share. The options issued during the nine months ended September 30, 2023 have a fair value of $79,532, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 3.94% to 4.26%, expected dividend yield rate of 0%, expected volatility of 68.65% to 74.16% and an expected life between 5 and 7 years.

On February 28, 2023, pursuant to an employment agreement with its former Chief Executive Officer, the Company awarded 560,000 fully vested shares of common stock to its then Chief Executive Officer in February 2023 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.05 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $22,400, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2023, which was $0.04 per share. The Company withheld 216,440 shares of common stock to satisfy payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2023 totaled 343,560.

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

On May 8, 2023, pursuant to an executive employment agreement entered into with its newly appointed President, the Company granted 6,500,000 restricted stock units (“RSUs”) to its President. 1,500,000 RSUs vest on April 17, 2024, 2,000,000 RSUs vest on April 17, 2025, and 3,000,000 RSUs vest on April 17, 2026. Each RSU represents the contingent right to receive one share of the Company’s common stock.

On September 5, 2023, pursuant to an employment agreement with its President, the Company awarded 2,500,000 fully vested RSUs under the 2015 Plan to the Company's President upon his promotion to Chief Executive Officer. Compensation expense recorded pursuant to this RSU award was $150,000, which was determined by multiplying the number of shares awarded by the closing price of the common stock on September 5, 2023, which was $0.06 per share. The Company withheld 778,972 shares of common stock to satisfy payroll tax obligations in connection with this issuance. The net shares issued on September 5, 2023 totaled 1,721,028.

Preferred Stock

At September 30, 2023, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2025 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the nine months ended September 30, 2023 and 2022, dividends paid to holders of the Series C Preferred Stock totaled $243,780 for both years. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months ended September 30, 2023 and 2022, the Company issued an aggregate of 2,266,500 and 2,271,980 shares of common stock, respectively, in lieu of dividend payments in the aggregate of $90,660 and $204,480, respectively, with the remaining dividend payable settled in cash of $153,120 and $39,300, respectively.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2023, the principal balance of the 2013 Promissory Note was $500,000 and accrued interest payable on the 2013 Promissory Note was $294,234. Interest expense recorded for the nine months ended September 30, 2023, was $22,500.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2023, accrued interest on the 2018 Promissory Note totaled $39,170.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At September 30, 2023, the balance of the 2019 Promissory Note was $1,000,000 and the accrued interest on the 2019 Promissory Note totaled $149,131.

In June 2023, the Company executed an asset purchase agreement with AMICI, Inc. for purchase of medical devices and related assets and intellectual property rights. As part of the asset purchase agreement, the Company entered a promissory agreement for $427,100. According to the terms of the agreement, the Company is to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement.

(7)       Commitments and Contingencies

Dependence on Third Parties

The production of High Specific Activity Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price. The contract term is October 1, 2014 through September 30, 2024, however, the contract may be extended beyond that date. Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States. If this were to occur, any payments made by the Company, for partially irradiated undelivered cobalt material, would be refunded.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch in the amount of $869,339.

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

(8)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Radiochemical Products	$1,413,722	$121,176	$1,534,898	53%	$1,140,535	$158,132	$1,298,667	47%
Cobalt Products	289,333	39,645	328,978	11%	412,811	11,920	424,731	15%
Nuclear Medicine Products	832,279	222,401	1,054,680	36%	859,933	205,942	1,065,875	38%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,535,334	$383,222	$2,918,556	100%	$2,413,279	$375,994	$2,789,273	100%

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Radiochemical Products	$4,644,151	$389,186	$5,033,337	55%	$3,917,106	$387,523	$4,304,629	53%
Cobalt Products	826,886	108,658	935,544	10%	668,563	27,220	695,783	9%
Nuclear Medicine Products	2,436,391	714,984	3,151,375	35%	2,444,469	586,641	3,031,110	38%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$7,907,428	$1,212,828	$9,120,256	100%	$7,030,138	$1,001,384	$8,031,522	100%

The Company’s revenue consists primarily of distribution of radiochemicals including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2023, the Company reported current unearned revenue of $1,004,867. For the period ended December 31, 2022, the Company reported current unearned revenue of $879,365. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  September 30, 2023, and December 31, 2022, accounts receivable totaled $1,382,701 and $1,596,886, respectively.  For the nine months ended September 30, 2023, the Company did not incur material impairment losses with respect to its receivables.

(9)      Leases

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

	Nine Months Ended September 30,
	2023	2022
Operating lease costs	$215,331	$213,382
Short-term operating lease costs	5,400	7,996
Financing lease expense:
Amortization of right-of-use assets	5,281	6,331
Interest on lease liabilities	339	899
Total financing lease expense	5,620	7,230
Total lease expense	$226,351	$228,608

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	11.3	12.3
Weighted-average remaining lease term (years) - financing leases	1.2	1.6
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%	8.22%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2023 (excluding the nine-months ended September 30, 2023)	$71,777	$799
2024	287,108	2,929
2025	287,108	—
2026	287,108	—
2027	287,108	—
Thereafter	2,025,192	—
Total minimum lease obligations	3,245,401	3,728
Less-amounts representing interest	(979,430)	(153)
Present value of minimum lease obligations	2,265,971	3,575
Current maturities	(138,384)	(3,047)
Lease obligations, net of current maturities	$2,127,587	$528

(10)        Segment Information

The Company has four reportable segments which include: Radiochemical Products, Cobalt Products, Nuclear Medicine Standards, and Fluorine Products.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2023	2022	2023	2022
Radiochemical Products	$1,534,898	$1,298,667	$5,033,337	$4,304,629
Cobalt Products	328,978	424,731	935,544	695,783
Nuclear Medicine Standards	1,054,680	1,065,875	3,151,375	3,031,110
Fluorine Products	—	—	—	—
Total Segments	2,918,556	2,789,273	9,120,256	8,031,522
Corporate revenue	—	—	—	—
Total Consolidated	$2,918,556	$2,789,273	$9,120,256	$8,031,522

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2023	2022	2023	2022
Radiochemical Products	$5,674	$7,102	$19,498	$56,447
Cobalt Products	13,142	12,087	39,118	36,368
Nuclear Medicine Standards	28,353	28,710	86,462	85,943
Fluorine Products	28,969	26,095	86,909	78,285
Total Segments	76,138	73,994	231,987	257,043
Corporate depreciation and amortization	10,493	10,502	30,042	31,004
Total Consolidated	$86,631	$84,496	$262,029	$288,047

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2023	2022	2023	2022
Radiochemical Products	$687,413	$454,223	$2,171,980	$3,430,516
Cobalt Products	90,713	(134,044)	118,108	(189,451)
Nuclear Medicine Standards	74,716	65,171	213,229	76,743
Fluorine Products	(27,870)	(37,204)	(79,004)	(111,377)
Total Segments	824,972	348,146	2,424,313	3,206,431
Corporate loss	(1,173,577)	(916,815)	(3,184,274)	(2,792,103)
Net Income	$(348,605)	$(568,669)	$(759,961)	$414,328

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2023	2022	2023	2022
Radiochemical Products	$—	$—	$—	$—
Cobalt Products	—	—	6,165	—
Nuclear Medicine Standards	484,107	4,150	487,237	55,250
Fluorine Products	—	—	—	4,100
Total Segments	484,107	4,150	493,402	59,350
Corporate purchases	—	8,925	57,227	8,925
Total Consolidated	$484,107	$13,075	$550,629	$68,275

	September 30,	December 31,
Segment Assets	2023	2022
Radiochemical Products	$812,792	$1,075,252
Cobalt Products	390,857	406,629
Nuclear Medicine Standards	3,195,310	2,744,394
Fluorine Products	5,006,213	5,147,325
Total Segments	9,405,172	9,373,600
Corporate assets	6,780,270	6,870,996
Total Consolidated	$16,185,442	$16,244,596

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

Our business consists of the following four business segments:

Radiochemical Products. Our Radiochemical Products segment includes production and distribution of our FDA approved generic sodium iodide I-131 drug product for the treatment of hyperthyroidism and carcinoma of the thyroid. We are the only U.S. Company distributing this generic drug product. This segment also includes distribution of certain other radiochemical products and contract manufacturing of radiopharmaceutical products for our customers.

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

Fluorine Products. We established the Fluorine Products segment in 2004 in conjunction with the development and operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico. Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work for this project on hold. We continue to hold discussions with potential future customers seeking this type of service, however, further development activity within this segment will be deferred until market and industry conditions change to justify resuming design and construction of the facility. We have been in discussions with commercial companies possibly interested in purchasing rights to this project. In the meantime, we expect to continue to incur some costs associated with the maintenance of licenses and other necessary project investments, and to continue to keep certain agreements in place that will support resumption of project activities at the appropriate time.

New Business Segment:

Medical Devices. While we have not yet commercialized any medical devices, we have invested in this segment throughout 2023 and anticipate additional investments for the remainder of 2023 with commercialization of products starting in 2024. In June 2023, we acquired several medical devices with related assets and intellectual property rights from AMICI, Inc. We have been working on FDA 510k transfers, and start-up of manufacturing. For this report, these assets are included in our Nuclear Medicine Standards business segment. We anticipate the assets will be part of a fifth business segment of the Company called “Medical Devices” that we plan to start during 2024.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023,Compared to Three Months Ended September 30, 2022

Revenue for the three months ended September 30, 2023 was $2,918,556 as compared to $2,789,273 for the same period in 2022, an overall increase of $129,283, or approximately 5%. This increase in revenue was the result of increased revenue in our radiochemical segment offset by decreased revenues in our cobalt products and nuclear medicine standards segment, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2023 and 2022:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
Sale of Product	2023	2022	$ change	% change
Radiochemical Products	$1,534,898	$1,298,667	$236,231	18%
Cobalt Products	328,978	424,731	(95,753)	-23%
Nuclear Medicine Standards	1,054,680	1,065,875	(11,195)	-1%
Fluorine Products	—	—	—	—%
Total Consolidated	$2,918,556	$2,789,273	$129,283	5%

Cost of sales decreased to $1,125,888 for the three months ended September 30, 2023 from $1,305,730 for the same period in 2022. This is a decrease of $179,842, or approximately 14%. The decrease in cost of sales in the three-month comparison was primarily due to the increased gross profit percentages in our segments, as discussed in detail below. Gross profit for the three months ended September 30, 2023 was $1,792,668, compared to $1,483,543 for the same period in 2022. This represents an increase in gross profit of $309,125, or approximately 21%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2023 and 2022:

	For the three		For the three
	months ended	% of	months ended	% of
	September 30,	Total Sales	September 30,	Total Sales
	2023	2023	2022	2022
Total Sales	$2,918,556		$2,789,273
Cost of Sales
Radiochemical Products	$536,837	18%	$498,210	18%
Cobalt Products	118,921	4%	232,679	8%
Nuclear Medicine Standards	470,130	16%	574,841	21%
Fluorine Products	—	—%	—	—%
Total Segments	1,125,888	39%	1,305,730	47%

Gross Profit	$1,792,668		$1,483,543
Gross Profit %	61%		53%

Operating expense increased approximately 7% to $2,102,128 for the three months ended September 30, 2023, from $1,957,096 for the same period in 2022. This increase of $145,032 is due to a 44% increase in Salaries and Contract Labor Expenses offset by a 16% decrease in General, Administrative, and Consulting Expenses and a 32% decrease in Research and Development costs. The increase in Salaries and Contract Labor Expenses is primarily due to increased costs of salaries and benefits for employees and additional officer compensation. The decrease in General, Administrative, and Consulting Expenses is primarily the result of periodic waste disposal costs that occurred during the three months ended September 30, 2022 with no comparable expense in the same period in 2023. The decrease in Research and Development cost is due to decreased expenses related to product development during the three months ended September 30, 2023, as compared to the same period in 2022.

The following table presents a comparison of total operating expense for the three months ended September 30, 2023 and 2022:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
Operating Costs and Expenses:	2023	2022	% change	$ change
Salaries and Contract Labor	$ 1,152,987	$ 800,550	44%	$ 352,437
General, Administrative and Consulting	848,597	1,008,219	(16%)	(159,622)
Research and Development	100,544	148,327	(32%)	(47,783)
Total operating expenses	$ 2,102,128	$ 1,957,096	7%	$ 145,032

Other income was $22,873 for the three months ended September 30, 2023 as compared to $49,151 for the same period in 2022. This is a decrease of $26,278, or approximately 53%, was due to a decrease in miscellaneous income.

Interest expense for the three months ended September 30, 2023 was $82,346, compared to $147,116 for the same period in 2022. This is a decrease of $64,770, or approximately 44%. The decrease in interest expense is due to decreased accretion of beneficial conversion feature and discount and decreased interest due for outstanding debt. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended September 30, 2023 and 2022, we accrued dividends payable of $60,945 in both periods, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended September 30, 2023, was $348,605 compared to net loss of $568,669 for the same period in 2022. This is a decrease in net loss of $220,064 that is largely the result of the increase in revenue in our radiochemical products and increased gross profit percentages for the three months ended September 30, 2023, as compared to the same period in 2022.

Radiochemical Products. Revenue from the sale of radiochemical products for the three months ended September 30, 2023 was $1,534,898, compared to $1,298,667 for the same period in 2022. This is an increase of $236,231, or approximately 18% during the three months ended September 30, 2023. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical products going forward, primarily from the sale of our generic sodium iodide I-131 drug product.

Gross profit of radiochemical products for the three months ended September 30, 2023 was $998,061, compared to $800,457 for the same period in 2022, and gross profit percentages were approximately 65% and 62% for the three months ended September 30, 2023 and 2022, respectively. Cost of sales for radiochemical products increased to $536,837 for the three months ended September 30, 2023, as compared to $498,210 for the same period in 2022. This is an increase of $38,627, or approximately 8%, and was primarily the result of increased sales of product. Operating expense for this segment decreased to $310,648 for the three months ended September 30, 2023, compared to $346,234 for the same period in 2022. This decrease in operating expense of $35,586, or approximately 10%, was primarily due to decreased costs for research and development for this segment. This segment reported net income of $687,413 for the three months ended September 30, 2023, as compared to net income of $454,223 for the same period in 2022. The increase in net income of $233,190 is the result of increases in revenue and gross profit.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended September 30, 2023 was $328,978, compared to $424,731 for the same period in 2022. This represents a decrease of $95,753, or approximately 23%. The decrease was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the three months ended September 30, 2023, was $118,921, as compared to $232,679, for the same period in 2022. Gross profit for cobalt products for the three months ended September 30, 2023 was $210,057 compared to $192,052 for the same period in 2022. This is an increase of $18,005, or approximately 9% and is attributable to increased gross profit percentage for the sales the three months ended September 30, 2023. Operating expense in this segment decreased to $119,344 for the three months ended September 30, 2023, from $326,096 for the same period in 2022. This is an decrease of $206,752, or approximately 63%. This decrease in operating expenses for the three months ended September 30, 2023 is primarily the result of periodic waste disposal costs that occurred during the three months ended September 30, 2022 with no comparable expense in the same period in 2023. Our net income for cobalt products was $90,713 for the three months ended September 30, 2023, as compared to a net loss of $134,044 for the same period in 2022. The increase in net income of $224,757, or approximately 168%, was attributable to the decreased operating expenses.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended September 30, 2023, was $1,054,680, compared to $1,065,875 for the same period in 2022. This represents a decrease in revenue of $11,195, or approximately 1%.

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2023, was $470,130, as compared to $574,841 for the same period in 2022. The decrease in cost of sales in the period-to-period comparison of $104,711, or 18%, was due to improved gross profit percentages during the three-month period ended September 30, 2023, as compared to the same period in 2022. Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2023 was $584,550 compared to $491,034 for the same period in 2022, and gross profit percentages were approximately 55% and 46% for the three months ended September 30, 2023 and 2022, respectively. This is an increase in gross profit of $93,516, or approximately 19%.

Operating expense for this segment for the three months ended September 30, 2023 increased to $509,834, from $425,863 for the same period in 2022. This is an increase of $83,971, or approximately 20%, and is the result of increased labor costs. Net income for this segment for the three months ended September 30, 2023 was $74,716, compared to a net loss of $65,171 for the same period in 2022. This is an increase in net income of $9,545, or approximately 15% and is the result of increased gross profit.

Fluorine Products. For the three months ended September 30, 2023 and September 30, 2022, we had no revenue for our fluorine products segment.

During the three months ended September 30, 2023, we incurred $27,870 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $37,204 for the same three-month period in 2022. The decrease in expenses is due to decreased professional costs during the three months ended September 30, 2023.

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

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Revenue for the nine months ended September 30, 2023 was $9,120,256 as compared to $8,031,522 for the same period in 2022, an overall increase of $1,088,734, or approximately 14%. This increase in revenue was the result of increased revenue in all business segments as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2023 and 2022:

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
Sale of Product	2023	2022	$ change	% change
Radiochemical Products	$5,033,337	$4,304,629	$728,708	17%
Cobalt Products	935,544	695,783	239,761	34%
Nuclear Medicine Standards	3,151,375	3,031,110	120,265	4%
Fluorine Products	—	—	—	100%
Total Consolidated	$9,120,256	$8,031,522	$1,088,734	14%

Cost of sales increased to $3,704,939 for the nine months ended September 30, 2023 from $3,470,706 for the same period in 2022. This is an increase of $234,233, or approximately 7%. The increase in cost of sales in the nine-month comparison was primarily due to the increased sales activity in all our business segments, as discussed in detail below. Gross profit for the nine months ended September 30, 2023 was $5,415,317, compared to $4,560,816 for the same period in 2022. This represents an increase in gross profit of $854,501, or approximately 19%.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended September 30, 2023 and 2022:

	For the nine		For the nine
	months ended	% of	months ended	% of
	September 30,	Total Sales	September 30,	Total Sales
	2023	2023	2022	2022
Total Sales	$9,120,256		$8,031,522
Cost of Sales
Radiochemical Products	$1,764,237	19%	$1,567,097	19%
Cobalt Products	456,280	5%	315,204	4%
Nuclear Medicine Standards	1,484,422	16%	1,588,405	20%
Fluorine Products	—	—%	—	—%
Total Segments	3,704,939	41%	3,470,706	43%

Gross Profit	$5,415,317		$4,560,816
Gross Profit %	59%		57%

Operating expense increased approximately 6% to $6,100,809 for the nine months ended September 30, 2023, from $5,762,521 for the same period in 2022. This increase of $338,288 is primarily due to an approximate 21% increase in Salaries and Contract Labor Expenses partially offset by an 8% decrease in General, Administrative and Consulting Expenses and 8% increase in Research and Development costs. The increase in Salaries and Contract Labor Expenses is primarily the result of increased costs of salaries and benefits for employees and additional officer compensation during the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease in General, Administrative, and Consulting Expenses is primarily the result of periodic waste disposal costs that occurred during the nine months ended September 30, 2022 with no comparable expense in 2023. The decrease in Research and Development cost is due to decreased expenses related to product development during the nine months ended September 30, 2023, as compared to the same period in 2022.

The following table presents a comparison of total operating expense for the nine months ended September 30, 2023 and 2022:

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
Operating Costs and Expenses:	2023	2022	% change	$ change
Salaries and Contract Labor	$ 3,072,348	$ 2,535,771	21%	$ 536,577
General, Administrative and Consulting	2,620,449	2,784,367	(6%)	(163,918)
Research and Development	408,012	442,383	(8%)	(34,371)
Total operating expenses	$ 6,100,809	$ 5,762,521	6%	$ 338,288

Other income was $123,803 for the nine months ended September 30, 2023, as compared to $2,077,719 for the same period in 2022. This is a decrease of $1,953,916, or approximately 94%, primarily due to a $1,797,978 gain on sale of assets to Pharmalogic Idaho, LLC in the nine months ended September 30, 2022. In February 2022, we entered into an asset purchase agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4.0 million in cash. The sold assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

Interest expense for the nine months ended September 30, 2023 was $247,542, compared to $465,260 for the same period in 2022. This is a decrease of $217,718, or approximately 47%. The decrease in interest expense is due to decreased accretion of beneficial conversion feature and discount and decreased interest due for outstanding debt. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the nine months ended September 30, 2023 and 2022, we accrued dividends payable of $183,585 and $182,835 respectively, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the nine months ended September 30, 2023, was $759,961, compared to net income of $414,328, for the same period in 2022. This is a decrease in net income of $1,174,289 that is largely the result of the approximate $1.8 million gain on sale of assets for the nine months ended September 30, 2022. This decrease in gain on sale of assets is partially offset by a decrease of $666,213 in operating loss during the nine months ended September 30, 2023, as compared to the same period in 2022.

Radiochemical Products. Revenue from the sale of radiochemical products for the nine months ended September 30, 2023 was $5,033,337, compared to $4,304,629 for the same period in 2022. This is an increase of $728,708, or approximately 17%. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Radiochemical products going forward, primarily from the sale of our generic sodium iodide I-131 drug product.

Gross profit of radiochemical products for the nine months ended September 30, 2023 was $3,269,100, compared to $2,737,532, for the same period in 2022, and gross profit percentages were approximately 65% and 64% for the nine months ended September 30, 2023 and 2022, respectively. Cost of sales for radiochemical products increased to $1,764,237 for the nine months ended September 30, 2023, as compared to $1,567,097 for the same period in 2022. This is an increase of $197,140, or approximately 13%, and was the result of increased sales of product. Operating expense for this segment decreased to $1,097,120 for the nine months ended September 30, 2023, compared to $1,104,994 for the same period in 2022. This decrease in operating expense of $7,874, or approximately 1%, was partially due to decreased costs for professional services within the segment. As discussed above, other income from the radiochemical products segment in the nine months ended September 30, 2022 included a $1,797,978 gain on sale of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company. This segment reported net income of $2,171,980 for the nine months ended September 30, 2023, as compared to net income of $3,430,516 for the same period in 2022. The decrease in net income of $1,258,536 is the result of the difference in the gain on sale of assets but somewhat offset by the increases in revenue and gross profit.

Cobalt Products. Revenue from the sale of cobalt products for the nine months ended September 30, 2023 was $935,544, compared to $695,783, for the same period in 2022. This represents an increase of $239,761, or approximately 34%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the nine months ended September 30, 2023, was $456,280, as compared to $315,204, for the same period in 2022. Gross profit for cobalt products for the nine months ended September 30, 2023 was $479,264 compared to $380,579 for the same period in 2022. This is an increase of $98,685, or approximately 26% and is attributable to increased source manufacturing for the nine months ended September 30, 2023. Operating expenses in this segment decreased to $361,156 for the nine months ended September 30, 2023, from $570,030 for the same period in 2022. This is a decrease of $208,874, or approximately 37%. This decrease in operating expenses is due to periodic waste disposal costs of approximately $215,000 that occurred during the nine months ended September 30, 2022 with no comparable expense in 2023. Our net income for cobalt products was $118,108 for the nine months ended September 30, 2023, as compared to a net loss of $189,451 for the same period in 2022. The increase in net income of $307,559, or approximately 162%, was attributable to the increased activity in cobalt sealed source manufacturing and decreased operating expenses.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the nine months ended September 30, 2023, was $3,151,375, compared to $3,031,110 for the same period in 2022. This represents an increase in revenue of $120,265, or approximately 4%.

Cost of sales for our nuclear medicine standards segment for the nine months ended September 30, 2023, was $1,484,422, as compared to $1,588,405 for the same period in 2022. The decrease in cost of sales in the period-to-period comparison of $103,983 or approximately 7%. Gross profit for our nuclear medicine standards segment for the nine months ended September 30, 2023 was $1,666,953 compared to $1,442,705 for the same period in 2022, and gross profit percentages were approximately 53% and 48% for the nine months ended September 30, 2023 and 2022, respectively. This is an increase in gross profit of $224,248, or approximately 16%.

Operating expense for this segment for the nine months ended September 30, 2023 increased to $1,453,724, from $1,365,962 for the same period in 2022. This is an increase of $87,762 or approximately 6% primarily due to increased cost of labor. Net income for this segment for the nine months ended September 30, 2023 was $213,229, compared to $76,743 for the same period in 2022. This is an increase in net income of $136,486, or approximately 178% and is the direct result of increased revenue and gross profit percentage in the nine months ended September 30, 2023 partially offset by increased operating expenses.

Fluorine Products. For the nine months ended September 30, 2023 and 2022, we had no revenue for our fluorine products segment.

During the nine months ended September 30, 2023, we incurred $79,004 of expense related to items in support of future planning and design for the proposed de-conversion facility, as compared to $111,377 for the same nine-month period in 2022. The decrease in expenses is due to decreased professional costs during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2023, we had cash and cash equivalents of $2,897,208 as compared to $2,375,817 at December 31, 2022. This is an increase of $521,391 or approximately 22%. For the nine months ended September 30, 2023, net cash provided by operating activities was $697,645 and for the nine months ended September 30, 2022, net cash used in operating activities was $957,163. The increase in cash provided by operating activities was a result of cash from operations and the receipt of other current assets. The increase in cash and cash equivalents at period end in the period-to-period comparison is the result of cash provided by operating activities.

Inventories at September 30, 2023 totaled $740,803, and inventories at December 31, 2022 totaled $744,793. Our inventory consists of work in process material for our Radiochemical Products, Cobalt Products, and Nuclear Medicine Products segments.

Cash used in investing activities was $550,629 for the nine months ended September 30, 2023, and cash provided by investing activities was $3,931,725 for the same period in 2022. The cash used in the nine months ended September 30, 2023 was for the purchase of equipment. The cash provided by investing activities in the nine months ended September 30, 2022 was for the sale of assets for $4,000,000 partially offset by purchases of equipment.

Cash provided by financing activities was $403,665 during the nine months ended September 30, 2023, and cash used in financing activities for the same period in 2022 was $456,759. During the nine months ended September 30, 2023, cash paid for interest was $159,926 and during the same nine-month period in 2022, cash paid for interest was $49,699. Additionally, during the nine months ended September 30, 2023, we received $7,127 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $12,305 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan and $61,168 for exercise of warrants for the same period in 2022. During the nine months ended September 30, 2023, principal payments on notes payable were $50,792, as compared to $524,532 for the same period in 2022, primarily as a result of debt repayments in the nine months ended September 30, 2022.

In February 2023, the Company paid its annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,266,500 shares of common stock in lieu of a dividend payment of $90,660. The remaining $153,120 of dividend payable was settled with cash.

Total increase in cash for the nine months ended September 30, 2023, was $550,681 compared to a cash increase of $2,517,803 for the same period in 2022.

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

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2023, accrued interest payable on the 2013 Promissory Note totaled $294,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. At September 30, 2023, accrued interest on the 2018 Promissory Note totaled $39,170.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. At September 30, 2023, accrued interest on the 2019 Promissory Note totaled $149,131.

In June 2023, we executed an asset purchase agreement with AMICI, Inc. for purchase of medical devices and related assets and intellectual property rights. As part of the asset purchase agreement, we entered a promissory agreement for $427,100. According to the terms of the agreement, we are to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Date: November 13, 2023	International Isotopes Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer