Form 10-K
period 2023-12-31
INTERNATIONAL ISOTOPES INC
filed 2024-03-29
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 30, 2023, the last business day of the registrant’s second fiscal quarter, was approximately $13 million. For purposes of this calculation, all directors and executive officers of the registrant and holders of 10% or more of the registrant’s common stock are assumed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 27, 2024, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 520,081,365 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

INTERNATIONAL ISOTOPES INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. Words such as: “anticipates,” “believes,” “should,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: financial condition, operating results and liquidity, future cash flow from operations, our ability to achieve profitability, the expected growth in business segment revenues, our expansion into new markets, the ability of our products to compete with several larger companies and products, the results of market studies used to support our business model, our anticipated improvement in economic conditions, the expected increased revenue resulting from sales of our U.S. Food and Drug Administration (FDA)-approved sodium iodide drug product, our ability to continue cobalt-60 production, the status of our proposed uranium de-conversion facility, and the sufficiency of our available cash and revenues from operations to meet our operating needs, are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” in this Annual Report. That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the other reports that we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.       BUSINESS

General Business and Products Description

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, provides radiochemicals for clinical research and life sciences, manufactures a wide range of nuclear medicine calibration and reference standards, and produces a variety of cobalt-60 products for medical, research, and industrial applications.

We were formed as a Texas corporation in 1995. Our wholly-owned subsidiaries are International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; International Isotopes Transportation Services, Inc., an Idaho corporation; RadQual, LLC, a limited liability company (RadQual); and TI Services, LLC, a limited liability company (TI Services). Our core business consists of four reportable segments which include: Theranostics Products (formerly called Radiochemical Products), Cobalt Products, Nuclear Medicine Standards, and Fluorine Products.

During 2023, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2023, we:

●	Increased total company revenues by $1,085,397 or 10%.

●	Reached $12.3 million in total revenues which was the largest single year in company history.

●	Increased sales in our Theranostics Products segment by 13% primarily through increases in sales of our FDA approved generic sodium iodide I-131 drug product.

●	Increased sales in our Nuclear Medicine Standards by 10%.

●	Developed several new products for our Nuclear Medicine products segment and expanded our range of products in this segment including Positron Emission Tomography (PET) imaging standards.

●	Purchased medical devices and related assets and intellectual property rights from AMICI, Inc. that we plan to expand into an additional business segment, "Medical Devices" starting in 2024.

●

Pursuant to an option agreement entered into in October 2022, we worked to complete an asset sales agreement to sell our unused assets in our FEP business segment. In February 2024, we entered an Asset Purchase Agreement to sell these assets for a total of $12.5 million. The transaction is expected to close in approximately 12 to 24 months, subject to satisfaction of certain closing conditions.

In 2024, we plan to continue efforts to further expand and improve upon our operations in our core business segments. Additionally, we are planning an additional business segment for "Medical Devices". We intend to continue to invest in these segments and work to pursue product development, reduce production costs, and expand sales in each of our segments. The following paragraphs provide a brief description of each of our business segments. Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 15 to our Consolidated Financial Statements which begin on page F-7.

Theranostics Products (formerly Radiochemical Products)

This segment includes the production and distribution of various isotopically pure radiochemicals for medical, industrial, and research applications. These products are either directly produced by us or are purchased in bulk from other producers and distributed by us in customized packages and chemical forms tailored to meet customer and market demands. Our FDA approved generic sodium iodide I-131 drug product is the only generic product of this type manufactured in the U.S. and offers customers an attractive domestic alternative to the single existing foreign commercial drug manufacturer. We have two suppliers of sodium iodide I-131 from whom we purchased material during 2022 and 2023 in order to produce this product in the most reliable manner possible. Going forward this segment will be called the Theranostics Products segment.

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

Nuclear Medicine Standards

This segment consists of the manufacture and sale through our wholly-owned subsidiary, RadQual, of sources and standards associated with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging, patient positioning, and calibration or operational testing of dose measuring equipment for the nuclear pharmacy industry. Our nuclear medicine standards products include flood sources, dose calibrators, rod sources, line sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items.

There are over 5,000 nuclear medicine centers in the United States (U.S.) that require nuclear medicine products on a regular repeat basis. We have been manufacturing these products for RadQual since 2001. Most nuclear medicine product sales are to U.S. customers. However, in recent years, because of stronger marketing efforts, we have seen an increase in foreign sales, as shown in Note 14 to the accompanying audited financial statements. All these products contain radioactive isotopes that decay at a predictable rate. Therefore, customers are required to periodically replace most of these products when they reach the end of their useful lives. The useful life of these products varies depending on the isotope used in manufacture, but in most cases averages eighteen months to two years. The various isotopes used in manufacturing these nuclear medicine products are from several sources world-wide, and we are continually working to develop multiple sources of each isotope. In addition to the products themselves, we have developed a complete line of specialty packaging for the safe transportation and handling of these products.

Fluorine Products and the Planned Uranium De-Conversion Facility

We established the fluorine products business segment in 2004 to support production and sale of various fluoride gases produced using our Fluorine Extraction Process ("FEP"). FEP was intended to be completed in conjunction with the operation of a proposed depleted uranium ("DUF6") de-conversion facility in Lea County, New Mexico. DUF6 is the waste by-product of uranium enrichment, and any uranium enrichment facility will create very large quantities of DUF6. In October 2012, we received a construction and operating license from the U.S. Nuclear Regulatory Commission ("NRC") for the planned facility. Changes in the nuclear industry near the end of 2013, however, significantly reduced commercial demand for this type of facility. Therefore, we suspended all further development work on the project. We still anticipate a potential future need for a depleted uranium conversion facility and have kept all licenses and permits current.

On February 8, 2024, we entered into a definitive agreement to sell all of our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility ("DUF6 Asset Sale"). We expect to close the agreement within 12 to 24 months of signing. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties.

Industry Overview, Target Markets, and Competition

The industries and markets that require or involve the use of radioactive material are diverse. Our current core business operations involve products that are used in a wide variety of applications and in various markets. The following provides an explanation of the markets and competitive factors affecting our current business segments.

Theranostics Products (formerly Radiochemical Products)

In February 2020, our abbreviated new drug application ("ANDA") for a generic radiopharmaceutical sodium iodide drug product was approved by the FDA. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the first and only generic sodium iodide I-131 product approved by the FDA in the U.S. and only generic product of this type manufactured in the U.S. The only other supplier to the U.S. of an FDA approved sodium iodide product comes from a foreign manufacturer.

Since the launch of this drug product in 2020, the corresponding sales have had a significant positive impact on our revenues including 2022 and 2023. We expect this significant growth in sales for this product to continue in 2024 and beyond. We are also considering other generic drug opportunities and plan to expand the range of FDA approved products offered within this business segment in the coming years.

We also supply theranostics Products in bulk form. The markets for most radiochemicals can be highly competitive. The target markets for these products are customers who (1) incorporate them into finished industrial or medical devices; (2) use radioisotope products in clinical trials for various medical applications; or (3) further process and include the radioisotope products into pharmaceutical products approved by the U.S. FDA for labeled use in therapy or imaging.

In February 2022, we sold the improvements and equipment in an expansion that had been constructed to our manufacturing facility for cGMP processing. Using the capital from this sale, we are currently developing a business plan and exploring other opportunities that support our Theranostics and Medical Device segments. We believe that we are uniquely qualified and have a competitive advantage for future opportunities because we have a unique combination of NRC licensing, GMP compliant operating facility, and trained personnel.

Cobalt Products

In 2014, we entered into a 10-year agreement with the DOE utilizing a new cobalt target design for high activity cobalt production to be produced at the Advanced Test Reactor ("ATR"). Due to lower than desired activity rates in the material from the DOE, we bought the low activity targets at a discounted rate. There is a high demand for lower activity cobalt. We have taken shipment of and sold this material throughout 2022 and 2023 and will continue to have supply for at least two more years. We are now working with the DOE on future purchases of both high, medium, and low specific activity cobalt after the expiration of our current DOE agreement. Our cobalt products are used in applications such as radiation therapy, security devices, radiography examination and in some commercial applications. While there are other technologies available to provide external radiation therapy, there are several new devices just gaining market approval that still depend on cobalt sources for their specialized applications.

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

Nuclear Medicine Standards

Calibration and reference standards are required for the daily operational checks and calibration of the measurement of SPECT and PET imaging devices frequently used in nuclear medicine. Calibration and quality assurance testing are required as a routine part of the normal operations of this equipment to ensure its reliability and accuracy. For years, we have been the exclusive manufacturer of RadQual reference standard products. As RadQual is now our wholly-owned subsidiary, we continue to sell these same RadQual products through distributors who make direct sales in the U.S. and internationally. We directly ship these products to all 50 states and many overseas locations. There is only one other major producer of these products in the world that competes directly with us for these products. Most of the products manufactured by our competitor are similar in design to our products because all must meet Original Equipment Manufacturer (OEM) dimensional and performance standards. However, we attempt to differentiate our products through increased levels of quality control and customer service. We are certified under ISO-9001:2015 and ISO-13485-2016 quality programs that have allowed us to start selling these products into several foreign countries that require this additional quality certification for manufacturers. We are also working to expand the number and types of products that are manufactured in this segment and expand our raw product qualified suppliers.

Fluorine Products and the Planned Depleted Uranium De-Conversion Facility

Our Fluorine Products segment was developed in conjunction with uranium de-conversion to take advantage of the anticipated need for depleted uranium de-conversion services. During 2013, we curtailed all further work on the de-conversion facility because of a lack of demand for uranium de-conversion services at that time. We have continued to maintain the assets and licenses related to our previously planned de-conversion facility.

On February 8, 2024, we entered into a definitive agreement to sell all of our assets related to the Fluorine Products segment ("DUF6 Asset Sale"). We expect to close the agreement within 12 to 24 months. Closing is contingent on various conditions being met, including approvals and agreements by the U.S. Nuclear Regulatory Commission and other third parties.

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

In October 2012, we were granted a 40-year construction and operating license by the NRC for our planned depleted uranium de-conversion and fluorine extraction processing facility (the “de-conversion facility”). The de-conversion facility is planned to be located in Lea County, New Mexico. Further engineering work on the proposed de-conversion facility was placed on hold in 2013 until additional contracts for utilization could be obtained. There is no specific timeline required by the NRC for the start of construction on this project. The majority of the pre-construction design, licensing and state permitting has already been completed for the project and a ground water permit from the state of New Mexico remains to be obtained before the plant could begin operation. These licenses for the de-conversion facility are included in the DUF6 Asset Sale as described above.

Regulation of Radioisotope Production Waste

All our manufacturing processes generate some radioactive waste. We must handle this waste pursuant to the Low-Level Radioactive Waste (LLRW) Policy Act (LLRW Act), which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. Actual disposal costs are subject to change at the discretion of the disposal sites. We have obtained all necessary permits and approvals for the disposal of our waste materials, and we do not anticipate any negative changes in capacity or regulatory conditions that would limit or restrict our waste disposal capabilities.

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

Dependence on Customers

Combined sales, on which we are dependent, to our three largest customers, accounted for 22% of our total gross revenues in 2023 and accounted for 23% of our total gross revenues in 2022.

Patents, Trademarks, Licenses and Royalty Agreements

In 2004, we obtained certain patents related to the FEP. In 2010, we were granted an additional process patent on the FEP process. During 2012, we were granted additional process patents for the FEP process in the United States. These patents are included in the DUF6 Asset Sale as noted above.

In May 2021, we entered into an exclusive licensing agreement with Memorial Sloan-Kettering Cancer Center (MSKCC) for commercial development of a Radioimmuno Assay (RIA) test lit for the detection for SARS COVID-19 virus in the blood. A patent application for this test kit was submitted to the U.S. patent office in March 2021. The useful application and commercial viability of this opportunity will continue to be evaluated; however, at the present time we do not plan commercial development of this product but may pursue other related commercial opportunities.

Employees

As of December 31, 2023, we had 40 total employees, including 39 full-time employees.

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

Risks Related To Our Company

We have incurred, and may continue to incur, losses. We have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2023, we have an accumulated deficit (including preferred stock dividends and returns) in the amount of $127,329,859. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken and continues to take, actions to improve our financial condition and results of operations. The availability of necessary working capital, however, is subject to many factors beyond our control, including, among other things, our ability to obtain financing on favorable terms, or at all, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

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

We are dependent upon key personnel.  Our ongoing operations are currently dependent on Shahe Bagerdjian, President and Chief Executive Officer. The loss of Mr. Bagerdjian could have a material adverse effect on our business. There is no assurance that we will be able to retain Mr. Bagerdjian or our existing personnel or attract additional qualified employees. The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

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

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business.  Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required for the delivery of our goods and services are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace. For instance, an interruption in the supply of isotopes such as cobalt-57, cobalt-60, or iodine-131 could result in lost sales of nuclear medicine and calibration standards sales, cobalt product sales, and sodium iodide I-131 generic drug product. We also purchase some of our theranostics Products from overseas suppliers and the price of those products could be adversely affected through changes in currency exchange rates.

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

Radioactive Waste. All our manufacturing processes generate some radioactive waste. For waste that cannot be decayed in storage we must handle this waste pursuant to the LLRW Policy Act, which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site. An unexpected or material increase in these costs could have a material adverse effect on our financial condition and results of operations.

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

We may incur material losses and costs as a result of product liability claims that may be brought against us. We face an inherent business risk of exposure to product liability claims in the event that products supplied by us fail to perform as expected or such failures result, or are alleged to result, in bodily injury. Although we have purchased insurance with coverage and in amounts that we believe to be adequate and reasonable in light of our current and planned operations, if a successful product liability claim were brought against us in excess of our available insurance coverage, it would have a material adverse effect on our business and financial results.

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

We are dependent on a limited number of customers in connection with some of our current business operations. Combined sales to our three top customers accounted for 22% and 23% of our total gross revenue during 2023 and 2022, respectively. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us. As of December 31, 2023, there were approximately 19,372,500 shares of common stock issuable upon the exercise of vested stock options, at a weighted-average exercise price of $.05 per share. An additional 34,932,090 shares were reserved for issuance under our equity plans as of December 31, 2023. Our outstanding preferred stock and certain of our outstanding debt is also convertible into shares of our common stock at the holders’ option. In addition, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or fund our planned uranium de-conversion plant. Any such issuance will have the effect of further diluting the interest of the holders of our securities.

Item 1B.      UNRESOLVED STAFF COMMENTS

We are a smaller reporting company, and therefore, are not required to provide the information required by this item.

Item 1C.      CYBERSECURITY

The operation of our business is dependent on the secure functioning our computer infrastructure. This infrastructure is used to maintain key processes including management of sensitive company information and operation of sales, record-keeping, and accounting functions.

We employ a specialized third-party information technology ("IT") management firm to monitor and manage our cybersecurity functions. Processes employed include real-time monitoring of company communications and IT activities and consultation and risk assessment of company procedures. Additionally, our third-party IT firm provides education to management and employees regarding our specific IT risks. All our employees receive information security training (including data protection and fraud awareness) on an annual basis. Department managers are given additional risk management training as part of periodic management meetings. Our activities are monitored at all times by our IT firm; we regularly meet with our them to review our cybersecurity response plans, discuss any needed updates, and identify risk management actions to be taken. The IT firm reports all matters of cybersecurity including any threats, breaches, or risks directly to our Chief Financial Officer who reports directly to the Chief Executive Officer. Updates regarding cybersecurity are provided to our directors at least annually and as needed for any important developments including cybersecurity breaches and risks.

We carry a cybersecurity insurance policy to help cover any costs that may occur from a cybersecurity incident. Although risks from cybersecurity threats and implementation of our cybersecurity program have not materially affected our business strategy, business operations or our financial condition, a cybersecurity incident could have a material adverse effect in the future if it were to cause business disruption or data loss.

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

Land - Lea County, New Mexico – In August 2011, we received land from Lea County, New Mexico, pursuant to a PPA, whereby the land was deeded to us for no monetary consideration. In return, we committed to construct a uranium de-conversion and FEP facility on the land. In order to retain title to the property, we were to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. We did not meet the performance milestones set forth in the PPA and we executed a modification to the agreement extending these due dates to December 31, 2016 and 2017, respectively. We plan to work with Lea County to execute an additional modification to the agreement to further extend these dates once an estimated restart date for the project is determined. If we do not succeed in extending the commitment dates or in reaching performance dates set forth in a modified agreement then we may, at our sole option, either purchase or re-convey the property to Lea County, New Mexico. The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment. We have not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet our obligations under the agreements for permanent transfer of the title. These land rights are part of the DUF6 Asset Sale as described above.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB under the trading symbol “INIS”. The following table shows the high and low prices of our common stock on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “INIS”)

	High	Low
Period	(US $)	(US $)
First Quarter 2022	0.34	0.04
Second Quarter 2022	0.15	0.09
Third Quarter 2022	0.14	0.08
Fourth Quarter 2022	0.11	0.06
First Quarter 2023	0.10	0.08
Second Quarter 2023	0.10	0.06
Third Quarter 2023	0.09	0.04
Fourth Quarter 2023	0.07	0.03

Holders of Record

As of March 16, 2024, there were 486 holders of record of our common stock.

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

Item 6.       RESERVED

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

Overview

International Isotopes Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards, and provides radiochemicals for clinical research and life sciences. The Company also produces a variety of cobalt-60 products. A more detailed description of each of these product lines and services along with a description of our business segments can be found in Item 1, “Business” within this Annual Report.

During 2023, we focused our efforts on achieving profitability in each of our core business segments and reached several significant goals. During 2023, we:

●	Increased total company revenues by $1,085,397 or 10%.

●	Reached $12.3 million in total revenues which was the largest single year in company history.

●	Increased sales in the Theranostics Products segment (formerly Radiochemical products segment) by 13% primarily through increases in sales of our FDA approved generic sodium iodide I-131 drug product.

●	Increased sales in our Nuclear Medicine Standards by 10%.

●	Developed several new products for our Nuclear Medicine products segment and expanded our range of products in this segment into Positron Emission Tomography (PET) imaging standards.

●	Purchased medical devices and related assets and intellectual property rights from AMICI, Inc. that we plan to expand into an additional business segment, "Medical Devices" starting in 2024.

●

Pursuant to an option agreement entered into October 2022, we worked to complete an asset sales agreement to sell our unused assets in our FEP business segment. In February 2024, we entered into an Asset Purchase Agreement to sell these assets for a total of $12.5 million. The transaction is expected to close in approximately 12 to 24 months, subject to satisfaction of certain closing conditions.

Business Strategy and Core Philosophies

Broadly defined, our business strategy is to continue to build our reputation as a leader in radioisotope applications, such as theranostics, radiopharmaceutical, radiochemical, medical device, cobalt, and nuclear medicine product industries, and to maximize the revenue potential across our product segments. We also intend to continually seek ways to improve our customer service and expand our market share, with the ultimate goal of providing greater return to our shareholders. Specifically, we are continuously working with our customers to improve and develop new products to better serve the needs of the end user which, ultimately, we believe will boost product sales. A key part of our short-term and long-term business strategy is to develop, and enter into additional markets for our Theranostics, Nuclear Medicine, and Medical Device product segments. In addition, we will manage costs and cash flow in such a way to support further expansion of our products and services to exploit additional market opportunities.

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

Results of Operations

Following is a summary of results of operations for 2023:

●	Revenue in 2023 was approximately $12.3 million, which was a 10% increase compared to 2022 and was the largest annual revenue generated in the company’s history;

●	Our 2023 sales in our Theranostics Products (formerly Radiochemical Products) increased by approximately 13% as compared to 2022;

●	Our 2023 sales in our Nuclear Medicine Standards segments increased by approximately 10% and sales in our Cobalt Products segment decreased approximately 10% as compared to 2022;

●	Our total gross profit rate increased to 60% in 2023 from 56% in 2022;

●	Our operating costs for 2023 increased approximately 9% as compared to 2022;

●	Our 2023 cash provided by operating activities was $582,589;

●	Our operating loss for 2023 decreased approximately 35% as compared to 2022; and

●	We had a net loss of $869,016 in 2023 as compared to a net profit of $303,238 in 2022.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table presents comparative revenues for the years ended December 31, 2023 and 2022:

Revenues	For the year ended December 31, 2023	% of Total Revenues 2023	For the year ended December 31, 2022	% of Total Revenues 2022
Theranostics Products	$6,842,898	56%	$6,045,767	54%
Cobalt Products	1,037,073	8%	1,157,536	10%
Nuclear Medicine Standards	4,387,414	36%	3,978,685	36%
Flourine Products	—	0%	—	0%
Total Segments	$12,267,385	100%	$11,181,988	100%

Revenues

Total revenues in 2023 were $12,267,385, compared to $11,181,988 in 2022, which represents an increase of $1,085,397, or approximately 10%. The performance of each segment is discussed in the following paragraphs.

Revenues	For the year ended December 31, 2023	For the year ended December 31, 2022	$ change	% change
Theranostics Products	$6,842,898	$6,045,767	$797,131	13%
Cobalt Products	1,037,073	1,157,536	(120,463)	(10)%
Nuclear Medicine Standards	4,387,414	3,978,685	408,729	10%
Flourine Products	—	—	—	—%
Total Segments	12,267,385	11,181,988	1,085,397	10%
Corporate revenue	—	—	—	—%
Total Consolidated	$12,267,385	$11,181,988	$1,085,397	10%

Theranostics Products

Sales of theranostics Products accounted for approximately 56% of our sales revenue in 2023 as compared to 54% of our total sales revenue in 2022. Sales in this segment increased by $797,131, or approximately 13% to $6,842,898 in 2023 as compared to $6,045,767 in 2022. The increase is primarily the result of increased sales of our generic sodium iodide I-131 drug product.

Sales of our FDA-approved generic sodium iodide drug product make up the bulk of sales in this segment. We expect continued growth in sales for this product in 2024 and beyond. Within this segment, we also currently distribute sodium iodide (I-131) as a radiochemical product. The radiochemical product is being used for a variety of applications including industrial use and use in investigational and clinical trials. We believe that the market growth, new customers, and entry into new territories, in addition to the theranostics API we plan to submit to the FDA, should increase future sales in this business segment.

Cobalt Products

Cobalt products sales accounted for approximately 8% of our total sales revenue in 2023 and approximately 10% in 2022. Sales in this segment decreased by $120,463, or approximately 10%, in 2023 to $1,037,073, as compared to $1,157,536 in 2022. The decrease in revenue within this segment was the result of decreased Cobalt Sealed Source Manufacturing due to timing of receipt of additional cobalt material from the ATR in 2023, delays in customer contracts for Cobalt Sealed Source Manufacturing, and delays due to maintenance and repairs to our manufacturing equipment. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure cobalt material.

Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. We will continue to have access to additional low specific activity material produced by the DOE and expect to obtain, process, and sell additional cobalt products as a result during 2024.

We have entered into cobalt supply agreements with several customers. The terms of these cobalt contracts require some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short- and long-term liabilities in our consolidated financial statements. We recognized some of this revenue in prior years including in 2023 and 2022 when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt from the ATR or alternate suppliers.

Nuclear Medicine Standards

Sales in the nuclear medicine standards segment accounted for approximately 36% of our total sales revenue in both 2023 and 2022. Sales in this segment increased by $408,729, or approximately 10%, to $4,387,414 in 2023, as compared to $3,978,685 in 2022. This increase in sales in 2023 is due to increased sales of our RadQual nuclear medicine standard products both domestically and internationally.

We anticipate that our sales of RadQual products will remain strong by creating future opportunities through new product development and expanding markets.

Fluorine Products

In 2023 and 2022, we had no revenues related to Fluorine Products. Work on our de-conversion facility project that is the entirety of this business segment has been on hold since 2013 because of a slowdown in the nuclear industry that specifically impacted fuel cycle facilities. Since that time, we have limited our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials. In February 2024, we entered into an Asset Purchase Agreement with a Company to sell the NRC license and other assets related to this business area ("DUF6 Asset Sale"). We expect to close the DUF6 Asset Sale in approximately 12 to 24 months, subject to satisfaction of certain closing conditions.

During 2023, we incurred $113,019 of planning and other expenses related to the de-conversion project, as compared to $144,860 in 2022. This is a decrease of $31,841, or approximately 22%, and is the result of decreased professional services allocated to this project in 2023. The largest expense in this business segment is $104,379, approximately 92% of the total expenses for 2023, for the amortization of our NRC license for this project. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico. If we are able to close the DUF6 Asset Sale as expected, we anticipate dissolving our Flourine Products segment.

Cost of Revenues and Gross Profit

Cost of revenues for 2023 was $4,888,409 as compared to $4,891,927 in 2022, a decrease of $3,518, or less than 1%. Gross profit percentage increased to 60% for 2023, from 56% in 2022. The following table presents revenues and cost of revenues information:

	For the year ended December 31, 2023	% of Total Revenues 2023	For the year ended December 31, 2022	% of Total Revenues 2022
Total Revenues	$12,267,385	100%	$11,181,988	100%
Cost of Revenues
Theranostics Products	$2,370,048	19%	$2,217,468	20%
Cobalt Products	482,670	4%	577,417	5%
Nuclear Medicine Standards	2,035,691	17%	2,097,042	19%
Fluorine Products	—	—%	—	—%
Total Segments	$4,888,409	40%	$4,891,927	44%

Gross Profit	$7,378,976		$6,290,061
Gross Profit %		60%		56%

During 2023, we continued to monitor and control direct costs. Raw materials used in our theranostics Products and nuclear medicine standards represented the bulk of direct costs for 2023. In each of these business segments, we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost can increase for these raw materials or we may also use alternate supply sources for our material which might not carry pricing as favorable as our contracted suppliers.

The increase in gross profit percentage in 2023 is a result of increased overall sales activity, increased sales prices, and better cost controls. Additionally, we have worked to find more effective cost controls and to increase our overall utilization of our raw materials.

Operating Costs and Expenses

Total operating costs and expenses for 2023 were $8,155,275, as compared to $7,492,958 in 2022. This is an increase of $662,317, or approximately 9%.

The following table presents operating costs and expenses for 2023 as compared to 2022:

	For the year ended December 31, 2023	For the year ended December 31, 2022	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$4,032,155	$3,390,652	19%	$641,503
General, Administrative and Consulting	3,545,766	3,568,590	(1)%	(22,824)
Research and Development	577,354	533,716	8%	43,638
Total operating expenses	$8,155,275	$7,492,958	9%	$662,317

Salaries and contract labor expense increased by $641,503, or approximately 19%, which was the result of an increased number of employees, increases to labor rates, and temporary increase in executive salaries during our CEO transition period. In addition, non-cash equity compensation expense recorded for the year ended December 31, 2023, was $464,041 as compared to $352,458 for the same period in 2022. This expense is for equity compensation recorded for outstanding stock options and restricted stock units granted to directors, officers, and employees.

General administrative and consulting expenses decreased less than 1% to $3,545,766 in 2023, as compared to $3,568,590 in 2022. Research and development expense was $577,354 for 2023, compared to $533,716 for 2022. This is an increase of $43,638, or approximately 8%. This increase in research and development expense was the result of increased costs associated with product development in our Theranostics and Nuclear Medicine Standards business segments.

Other Income (Expense)

The following table presents other income (expense) for 2023 as compared to 2022:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Other income (expense)	$160,173	$2,110,576
Interest income	78,890	9,502
Interest expense	(331,780)	(613,943)
Total other (expense)	$(92,717)	$1,506,135

Other income was $160,173 for 2023 as compared to other income of $2,110,576 for 2022. The large decrease is primarily due to a $1,797,978 gain on the sale of assets to Pharmalogic Idaho, LLC in 2022. In February 2022, we entered into an Asset Purchase Agreement with Pharmalogic Idaho, LLC, pursuant to which we sold certain assets for $4,000,000 in cash. The assets consisted primarily of manufacturing equipment and a sublease acquired by the Company in connection with the previously announced termination of the manufacturing and supply agreement with another company.

Interest income in 2023 was $78,890 as compared to $9,502 in 2022. This increase of $69,388 was due to increased interest rates and increased cash balances held at banks and other institutions in interest-bearing accounts.

Interest expense decreased during 2023, to $331,780, from $613,943 in 2022. This decrease of $282,163, or approximately 46%, was due to a decrease in non-cash interest expense. In 2022, non-cash interest expense was $274,443 with no comparable expense in 2023. Interest expense includes dividends accrued on our Series C Preferred Stock (as defined below) issued in 2017. In 2023, we recorded interest expense of $243,780 for dividends payable on our Series C Preferred Stock.

Net Income or Loss

Our net loss was $869,016 in 2023, compared to a net income of $303,238 in 2022. This is a decrease in net income of $1,172,254. This decrease is the result of the approximate $1.8 million gain on sale of assets in 2022 with no such gain in 2023.

Liquidity and Capital Resources

On December 31, 2023, we had cash and cash equivalents of $2,688,141 compared to $2,375,817 at December 31, 2022. Net cash provided by operating activities was $582,589 in 2023, compared to net cash used in operating activities of $1,497,719 in 2022. This represents an increase in cash provided by operating activities of $2,080,308. This increase is due to improved operational performance, decreases in accounts receivable, decreases in Prepaids and current assets, and an increase in accounts payable and accrued liabilities in the year over year comparison.

Accounts receivable at December 31, 2023 were $1,469,298 as compared to $1,596,886 at December 31, 2022. Our allowance for bad debt at December 31, 2023 and at December 31, 2022 was $0.

Inventories at December 31, 2023 were $927,111 as compared to $744,793 at December 31, 2022. Part of this increase is due to acquisition of inventory as part of our purchase of business assets from AMICI, Inc.

Included in our work in process inventory are in-process and completed nuclear medicine products, irradiated cobalt, and nuclear medicine-related materials and products.

We recognized a net loss of $869,016, for the year ended December 31, 2023, and have an accumulated deficit of $127,329,859 since inception. To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash used in investing activities was $149,058 for 2023 and net cash provided by investing activities was $3,879,986 for 2022. During 2023, we used $149,058 to purchase equipment, and we used $120,014 to purchase equipment in 2022. We had proceeds from sale of equipment of $4,000,000 in 2022, and we had no proceeds from sale of equipment in 2023.

Financing activities provided cash of $80,504 for the year ended December 31, 2023. We entered into a note payable agreement for $452,100 to finance the purchase of assets. We received proceeds from the sale of common stock in the amount of $8,398 and made principal payment on loans in the amount of $83,389 in 2023. For the year ended December 31, 2022, financing activities used cash of $472,004. We received proceeds from the sale of common stock in the amount of $76,571 and made principal payment on loans in the amount of $540,032 in 2022.

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

In total, 4,213 shares of Series C Preferred Stock were issued for gross proceeds of $4,213,000. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year, commencing on February 17, 2018. Shares of Series C Preferred Stock are convertible at the option of the holder at any time into shares of our common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of our common stock over a period of 90 consecutive trading days is greater than $0.25 per share, we may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

150 shares of Series C Preferred Stock have previously been converted to common stock at the option of the holder At December 31, 2023, 4,063 shares of Series C Preferred Stock were outstanding. All outstanding shares of Series C Preferred Stock were required to be redeemed by us on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of a majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of a majority of the Preferred C Holders, we extended the redemption date of the Series C Preferred Stock to February 17, 2025. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to December 31, 2017 and each lender was granted an additional 7,500,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share. The warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was further modified to extend the maturity date to March 31, 2026.

In April 2018, we borrowed $120,000 from our then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, and the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was further modified to extend the maturity date to January 31, 2025. In February 2024, the 2018 Promissory Note was further modified to extend the maturity date to March 31, 2026.

In December 2019, we entered into a promissory note agreement with our then Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we borrowed $675,000 under the 2019 Promissory Note; the remaining $325,000 was borrowed in February 2020. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants with a term of five years to purchase shares of our common stock at $0.045 per share (the Class O Warrants). All the Class O Warrants were exercised in January 2021. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was further modified to extend the maturity date to March 31, 2026.

We expect that cash from operations, cash obtained through securities offerings, and our current cash balance will be sufficient to fund operations for the next twelve months. Although we may seek additional debt financing for our projects and operations in the future, there is no assurance that we will be able to secure additional debt financing on acceptable terms to us, or at all.

Goals for 2024

Based upon the investments we have made in our facilities and investments we anticipate making, and based on projects, and products developed in 2023, we have the following goals for 2024:

●	Continue to expand sales of our FDA approved sodium iodide I-131 generic drug product, including entering new territories;

●	Complete development of and launch a fully automated I-131 capsule loading system to pharmacies in the U.S and select overseas customers;

●	Launch our Medical Devices business segment beginning by offering products purchased from AMICI, Inc. in 2023.

●	Expand sales of our nuclear medicine products and increase cash flow by offering new products and further expanding our international sales and distributor relationships;

●	Explore acquisition opportunities to expand our product offerings and increase, revenue, cash flow, and profit margin;

●	Continue to expand our customer base, increase revenues, reduce production and operating costs, and attempt to achieve profitability in our core business segment operations; and

●	Continue efforts towards closing the DUF6 Asset Sale agreement.

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

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.      OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The other information required by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2023.

Item 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2023.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2023.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2023.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2023.

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

2.2++	Asset Purchased Agreement, dated February 8, 2024, among International Isotopes Inc., International Isotopes Fluorine Products, Inc. and American Fuel Resources, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 8, 2024).#

3.1	Restated Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2010).

3.2

Statement of Designation of the Series C Convertible Redeemable Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

3.3

Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc., dated February 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2022).

3.4

Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock of International Isotopes Inc., dated December 28, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 28, 2022).

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

10.7†	Executive Employment Agreement, dated December 23, 2022, between the Company and Shahe Bagerdjian (as amended) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 8, 2023).

10.8

Promissory Note Agreement, dated December 23, 2013, among the Company, Ralph Richart and John McCormack (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.9

Modification #1 to the Promissory Note Agreement, dated June 30, 2014, among the Company, Ralph M. Richart and John M. McCormack (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.10

Isotope and Technical Service Order Form, dated October 2, 2014, between the Company and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).**

21.1+	Subsidiary list.

23.1+	Consent of Haynie & Company.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† This exhibit constitutes a management contract or compensatory plan or arrangement.

++ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

#  Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential.

+ Filed herewith.

* Furnished herewith.

Item 16.      FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Isotopes Inc.

By: /s/ Shahe Bagerdjian
Shahe Bagerdjian
President, Chief Executive Officer, and Director

Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2024	By: /s/ Shahe Bagerdjian
Shahe Bagerdjian
President, Chief Executive Officer, and Director

March 28, 2024	By: /s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer, Secretary

March 28, 2024	By: /s/ Robert Atcher
Robert Atcher
Director

March 28, 2024	By: /s/ Christopher Grosso
Christopher Grosso
Chairman of the Board of Directors

March 28, 2024	By: /s/ Steve Laflin
Steve Laflin
Director

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of International Isotopes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Isotopes, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over consolidated financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Independent Member of PrimeGlobal
An independently owned member RSM US Alliance RSM

Valuation of Intangible Assets/Impairment Analysis – Deconversion Facility

Description of the Matter:

As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company had approximately $3.5 Million net in assets related to the future construction and operation of a depleted uranium de-conversion facility as of December 31, 2023. The actual construction of the facility was put on hold in a previous year and performance milestones have not been met. Because of this delay, management must assess whether these assets are impaired. Management's assessment relies on estimates, future projections of the market, and judgment.

Auditing management's valuation/impairment analysis can be complex, involves judgment, and requires a thorough understanding of the irradiation process.

How We Addressed the Matter in Our Audit:

We obtained and reviewed signed agreements with all involved parties. We reviewed management's decommissioning funding plan as well as the Nuclear Regulatory Commission Letter of Acceptance. We reviewed management's assessment and anticipated future plans, which included obtaining additional agreements with outside parties and compared this assessment to prior years noting no inconsistencies or indications of management bias. Lastly, we tested the changes in the balance by reviewing copies of all payments and costs added in the current year and recalculated the expected ending balance.

Haynie & Company

Haynie & Company
Salt Lake City, Utah
March 28, 2024
PCAOB #457

We have served as the Company's auditor since 2018.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$2,688,141	$2,375,817
Accounts receivable	1,469,298	1,596,886
Inventories	927,111	744,793
Prepaids and other current assets	672,934	1,023,129
Total current assets	5,757,484	5,740,625

Long-term assets
Restricted cash	880,752	840,049
Property, plant and equipment, net	2,465,077	2,024,486
Capitalized lease disposal costs, net	688,462	228,125
Financing lease right-of-use asset	6,611	12,621
Operating lease right-of-use asset	2,183,988	2,311,082
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,538,458	3,703,353
Total long-term assets	11,147,603	10,503,971
Total assets	$16,905,087	$16,244,596

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	559,597	$382,392
Accrued liabilities	1,482,179	1,472,504
Unearned revenue	932,682	879,365
Current portion of operating lease right-of-use liability	140,733	131,572
Current portion of financing lease liability	2,832	5,513
Current portion of related party notes payable, net of debt discount	—	620,000
Current installments of notes payable	155,733	23,348
Total current liabilities	3,273,756	3,514,694

Long-term liabilities
Accrued long-term liabilities	75,000	112,500
Related party notes payable, net of current portion and debt discount	1,620,000	1,000,000
Notes payable, net of current portion	270,732	34,406
Asset retirement obligation	1,474,463	942,378
Financing lease liability, net of current portion	—	2,832
Operating lease right-of-use liability, net of current portion	2,091,511	2,232,244
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	9,594,706	8,387,360
Total liabilities	12,868,462	11,902,054

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 519,787,870 and 514,889,916 shares issued and outstanding respectively	5,197,879	5,148,899
Additional paid in capital	126,168,605	125,654,486
Accumulated deficit	(127,329,859)	(126,460,843)
Total equity	4,036,625	4,342,542
Total liabilities and stockholders' equity	$16,905,087	$16,244,596

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2023	2022

Sale of product	$12,267,385	$11,181,988
Cost of product	4,888,409	4,891,927
Gross profit	7,378,976	6,290,061

Operating costs and expenses:
Salaries and contract labor	4,032,155	3,390,652
General, administrative and consulting	3,545,766	3,568,590
Research and development	577,354	533,716
Total operating expenses	8,155,275	7,492,958

Operating loss	(776,299)	(1,202,897)

Other income (expense):
Other income	160,173	2,110,576
Interest income	78,890	9,502
Interest expense	(331,780)	(613,943)
Total other (expense) income	(92,717)	1,506,135
Net income (loss)	$(869,016)	$303,238

Net income per common share - basic:	$—	$—

Net income per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	517,777,847	510,794,145

Weighted average common shares outstanding - diluted	517,777,847	510,794,145

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	502,584,176	$5,025,842	$124,469,034	$(126,764,081)	$2,730,795

Shares issued under employee stock purchase plan	245,081	2,451	12,320	—	14,771

Shares issued for exercise of employee stock options	648,948	6,489	(6,489)	—	—

Stock grant	187,231	1,872	(1,872)	—	—

Stock issued in lieu of dividends on preferred C shares	2,271,980	22,720	181,760	—	204,480

Warrant exercise	515,000	5,150	56,650	—	61,800

Conversion of preferred B stock	8,437,500	84,375	590,625	—	675,000

Stock based compensation	—	—	352,458	—	352,458

Net income				303,238	303,238
Balance December 31, 2022	514,889,916	5,148,899	125,654,486	(126,460,843)	4,342,542

Shares issued under employee stock purchase plan	316,866	3,169	5,229	—	8,398

Shares issued for exercise of employee stock options	—	—	—	—	—

Stock grant	343,560	3,436	(3,436)	—	—

Stock issued in lieu of dividends on preferred C shares	2,266,500	22,665	67,995	—	90,660

Shares issued for issuance of RSUs	1,971,028	19,710	(19,710)	—	—

Stock based compensation	-	-	464,041	—	464,041

Net loss				(869,016)	(869,016)
Balance December 31, 2023	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(869,016)	$303,238
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	350,094	374,196
Gain on disposal of property, plant and equipment	—	(1,797,978)
Accretion of obligation for lease disposal costs	53,126	50,292
Accretion of beneficial conversion feature	—	274,443
Equity based compensation	464,041	352,458
Right-of-use amortization	(4,478)	(2,528)
Changes in operating assets and liabilities:
Accounts receivable	127,588	(743,211)
Prepaids and other current assets	350,195	(18,706)
Inventories	(182,318)	179,982
Accounts payable and accrued liabilities	240,040	(441,317)
Unearned revenues	53,317	(28,588)
Net cash provided by (used in) in operating activities	582,589	(1,497,719)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4,000,000
Purchase of property, plant, equipment and patents	(149,058)	(120,014)
Net cash (used in) provided by investing activities	(149,058)	3,879,986

Cash flows from financing activities:
Proceeds from sale of stock	8,398	76,571
Payments on financing lease liability	(5,513)	(8,543)
Principal payments on notes payable	(83,389)	(540,032)
Net cash provided by (used in) financing activities	(80,504)	(472,004)

Net increase in cash and cash equivalents and restricted cash	353,027	1,910,263
Cash and cash equivalents and restricted cash at beginning of year	3,215,866	1,305,603
Cash and cash equivalents and restricted cash at end of year	$3,568,893	$3,215,866

Supplemental disclosure of cash flow activities:
Cash paid for interest	$163,920	$54,071
Cash paid for taxes	10,176	9,097

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion preferred dividends to stock	$90,660	$204,480
Increase in equity and decrease in liability for the conversion of preferred stock	$—	$675,000
Property acquired in exchange for a note payable	$452,100	$—
Non-cash increase of capitalized asset retirement obligation for increased funding plan	$478,959	$—

	December 31,
	2023	2022
Cash and cash equivalents	$2,688,141	$2,375,817
Restricted cash included in long-term assets	880,752	840,049
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,568,893	$3,215,866

See accompanying notes to consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2023 AND 2022

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

Nature of Operations – INIS and its subsidiaries, (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and an FDA-approved radiopharmaceutical drug product. The Company also holds several patents for a fluorine extraction process that would be used in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of four major business segments: Theranostics Products (formerly Radiochemical Products), Cobalt Products, Nuclear Medicine Standards, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than the operating cycle, have been recorded as unearned revenue and, depending upon estimated ship dates, classified under current or long-term liabilities on the Company’s consolidated balance sheets. These unearned revenues will be recognized as revenue in the future period during when the cobalt shipment takes place. All assets expected to be realized in cash or sold during the normal operating cycle of the business are classified as current assets.

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

Cash and cash equivalents, totaling $2,688,141 and $2,375,817 at December 31, 2023 and 2022, respectively, consist of operating accounts and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2023 and 2022, the Company had pledged cash on deposit in a money market account valued at $880,752 and $840,049 respectively, as security for a surety bond.  The surety bond is required as part of the Company’s operating license agreement with the Nuclear Regulatory Commission (“NRC”).

The Company maintains its cash accounts in various deposit accounts, the balances of which are periodically in excess of federally insured limits.

b)      Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2023 and  December 31, 2022 the Company had no allowance for doubtful accounts.

c)      Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first in, first out method. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  No impairment was recorded for the years ended December 31, 2023 and December 31, 2022.

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

e)      Goodwill and other intangibles

Goodwill is not amortized but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets recorded as a result of the change in ownership of RadQual. As of  December 31, 2023 and 2022, there has been no impairment of goodwill.

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2023 and 2022, the Company had no impairment losses related to intangible assets.

f)      Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment recorded during the years ended December 31, 2023 and 2022.

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

j)      Advertising Expenses

Advertising expenses, which include promotional expenses, are expensed as incurred and totaled $142,188 and $118,465 for the years ended  December 31, 2023 and 2022, respectively.

k)      Research and development costs

Research and development costs are expensed as incurred and totaled $577,354 and $533,716 for the years ended  December 31, 2023 and 2022, respectively. These research and development costs were incurred for corporate business development and in our Theranostics Products and Nuclear Medicine Standards business segments.

l)      Share-based compensation

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

For the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense of $464,041 and $352,458, respectively, related to stock options, stock grants, and restricted stock units. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

m)      Net loss per common share – basic and diluted

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

The table below shows the calculation of diluted shares:

	December 31,
	2023	2022
Weighted average common shares outstanding - basic	517,777,847	510,794,145

Effects of dilutive shares
Stock options	—	—
Series C redeemable convertible preferred stock	—	—
Weighted average common shares outstanding - diluted	517,777,847	510,794,145

For the year ended December 31, 2023, the Company had 24,787,500 stock options outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the year ended December 31, 2022, the Company had 24,993,500 stock options outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at December 31, 2023 and 2022:

	December 31,
	2023	2022
Stock options	24,787,500	24,993,500
4,063 Shares of Series C redeemable convertible preferred stock	40,630,000	40,630,000
	65,417,500	65,623,500

n)      Business segments and related information

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

o)      Recent accounting standards

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

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $127,329,859 at December 31, 2023 and net loss of $869,016 for the year then ended. The Company’s working capital has increased by $257,797 from the prior year. The Company has cash flows provided by operations of $582,589.  During 2023, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products. The Company’s net loss was $869,016 in 2023, compared to net income of $303,238 in 2022. This is a decrease in net income of $1,172,254. This decrease in net income is largely the result of the approximate $1.8 million gain on sale of assets that occurred in 2022.

During the year ended December 31, 2023, the Company continued to focus on its long-standing core business segments, which consist of its Theranostics Products (formerly Radiochemical Products), Cobalt Products, and Nuclear Medicine Standards, and in particular, the pursuit of new business opportunities within those segments.

Due to changes in the nuclear industry, the Company’s plans for the design and construction of a large-scale uranium de-conversion and fluorine extraction facility were placed on hold. The Company will continue to incur some costs associated with the maintenance of licenses and other necessary project investments for the proposed facility. The Company holds a Nuclear Regulatory Commission (“NRC”) construction and operating license for the depleted uranium facility as well as the property agreement with Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. There are no other companies with a similar license application under review by the NRC. Therefore, the NRC license represents a significant competitive barrier, and the Company believes that it provides it with a very valuable asset. In February 2024, the Company entered into and Asset Purchase Agreement to sell all the assets associated with the planned de-conversion facility. The Company expects to close the transaction in approximately 12 to 24 months, subject to satisfaction of certain closing condition. Proceeds from this sale would be $12.5 million in total.

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

NOTE 3 – PURCHASED ASSET AND INVESTMENTS

AMICI Asset Purchase Agreement and Medical Devices

In June 2023, the Company acquired several medical devices with related assets and intellectual property rights from AMICI, Inc. and has been working on FDA 510k transfers, and start-up of manufacturing. The Company anticipates the assets will be part of a fifth business segment of the Company called “Medical Devices” that is planned to start by mid-year 2024.

NOTE 4 – INVENTORIES

Inventories at  December 31, 2023 totaled $927,111, and inventories at  December 31, 2022 totaled $744,793. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, and Nuclear Medicine Products segments.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 31, 2023 and 2022:

	2023	2022	Estimated Useful Lives (in years)
Furniture and fixtures	$287,463	$284,020	3 - 5
Transportation equipment	114,708	114,708	5 - 10
Plant and improvements	526,205	501,334	5
Production equipment	4,569,980	3,997,193	5 - 10
	5,498,356	4,897,255
Accumulated depreciation	(3,033,279)	(2,872,769)
	$2,465,077	$2,024,486

Included in fixed assets are assets purchased during the planning phase for the construction of a de-conversion facility in Hobbs, New Mexico; these de-conversion facility assets are included in the DUF6 Asset Sale. Although construction of the facility is currently on hold, the Company has determined that these assets continue to have future economic value based on what it considers a strong likelihood that construction of the facility will occur in the future.

Depreciation expense was $160,567 and $185,193 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – PATENTS AND OTHER INTANGIBLE ASSETS

The Company owns certain patents and patents pending related to a fluorine extraction process (FEP), for various uses of some fluoride gases as fluorinating agents, and some of the RadQual nuclear medicine calibration sources.  The FEP patents were developed in an effort to expand the potential markets for the high purity fluoride gases the Company had planned to produce with its fluorine extraction process. The feasibility of expanding the fluoride gas markets through the use of this patented technology is uncertain. The RadQual product patents were developed to give RadQual a unique competitive advantage by offering calibration standards exclusive to RadQual.

In October 2012, the NRC issued the Company a 40-year construction and operating license for the de-conversion facility.  Capitalized costs associated with the licensing and planning process for this license are being amortized over the 40-year life of the license.

The following table summarizes the patent and intangible activity for the years ended December 31, 2023 and 2022:

2023
Beginning	$5,370,878
Additions	—
Disposals	—
Ending	5,370,878
Accumulated amortization	(1,832,420)
$3,538,458

During the year ended December 31, 2023 the Company recognized $164,895 of amortization expense, and during the year ended December 31, 2022, the Company recognized $164,370 of amortization expense.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows:

Years ending December 31,
2025	$164,895
2026	164,895
2027	164,895
2028	164,895
2029	164,895
Thereafter	2,713,983
$3,538,458

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

Notes payable

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of its major shareholders, pursuant to which the Company borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due  June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock. In connection with the 2013 Promissory Note, each of the two lenders was issued 5,000,000 Class L warrants to purchase shares of our common stock at an exercise price of $0.06 per share (Class L Warrants). The Class L Warrants were immediately exercisable. The fair value of these warrants issued totaled $384,428 and was recorded as a debt discount amortized over the life of the 2013 Promissory Note. The Company calculated a beneficial conversion feature of $15,464 which was accreted to interest expense over the life of the 2013 Promissory Note. In June 2014, we renegotiated the terms of the 2013 Promissory Note. Pursuant to the modification, the maturity date was extended to  December 31, 2017 and each lender was granted an additional 7,500,000 Class L Warrants to purchase shares of the Company’s common stock at an exercise price of $0.06 per share. The Class L Warrants were immediately exercisable. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to  December 31, 2020, with all remaining terms unchanged. On December 23, 2018, all 25,000,000 Class L Warrants expired. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to  December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was further modified to extend the maturity date to  December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was further modified to extend the maturity date to  March 31, 2026, with all remaining terms unchanged.

At December 31, 2023, accrued interest payable on the 2013 Promissory Note was $301,734.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on  August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to  March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to  July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to  January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to  December 31, 2021 and the 2018 Promissory Note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to  December 31, 2023 with all other provisions remaining unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to  January 31, 2025. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to  March 31, 2026.

At December 31, 2023, accrued interest on the 2018 Promissory Note totaled $40,970.

On December 20, 2019, the Company entered into a promissory note agreement with four of the Company’s major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes the Company to borrow up to $1,000,000. As of December 31, 2019, the Company had borrowed $675,000 under the 2019 promissory note. In February 2020, the Company borrowed an additional $325,000. The 2019 Promissory Note bears an interest rate of 4% annually and was originally due  December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 trading days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (Class O Warrants). In January 2023, the 2019 Promissory Note was modified to extend the maturity date to  December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to  March 31, 2026.

At December 31, 2023, accrued interest on the 2019 Promissory Note totaled $159,131.

Notes payable as of December 31, 2023 and 2022 consist of the following:

	2023	2022

Note payable to related parties bearing interest at 6% all principal and interest due on March 31, 2026, secured	$120,000	$120,000
Note payable to related parties bearing interest at 4% all principal and interest due on March 31, 2026, secured	1,000,000	1,000,000
Note payable to related parties bearing interest at 6% all principal and interest due on March 31, 2026, secured	500,000	500,000
Note payable to a financial institution bearing interest at 5.99% monthly installments of $1,046, secured	34,365	44,521
Note payable for purchase contract bearing interest at 5% monthly installments of $4,442, secured	—	13,233
Note payable for purchase contract bearing no interest until the 25th month after the anniversary of the closing interest at 8% thereafter monthly installments of $10,000	392,100
Total notes payable	2,046,465	1,677,754
Less: current maturities	(155,733)	(643,348)
Notes payable, net of current installments and debt discount	$1,890,732	$1,034,406

Maturities of convertible debt and notes payable, excluding debt discount and debt issuance costs, at December 31, 2023, are as follows:

Years ending December 31,
2024	$155,733
2025	124,838
2026	1,745,595
2027	20,299
Thereafter	—
$2,046,465

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

	Year Ended
	December 31,
	2023	2022
Operating lease costs	$287,108	$285,159
Short-term operating lease costs	7,200	12,066
Financing lease expense:
Amortization of right-of-use assets	6,023	4,172
Interest on lease liabilities	395	649
Total financing lease expense	6,418	4,821
Total lease expense	$300,726	$302,046

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—
Weighted-average remaining lease term (years) - operating leases	11.1	12.1
Weighted-average remaining lease term (years) - financing leases	1.2	1.1
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%	7.93%

Maturities of lease liabilities as of December 31, 2023, were as follows:

	Operating leases	Finance leases
For the years ended December 31,
2024	$287,108	$2,929
2025	287,108	—
2026	287,108	—
2027	287,108	—
2028	287,108	—
Thereafter	1,738,084	—
Total minimum lease obligations	3,173,624	2,929
Less-amount representing interest	(941,380)	(97)
Present value of minimum lease obligations	2,232,244	2,832
Current maturities	(140,733)	(2,832)
Lease obligations, net of current maturities	$2,091,511	$—

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

The following table summarizes warrant activity for the years ended December 31, 2023 and 2022:

Warrants	Outstanding Shares	Weighted Average Exercise
Outstanding at December 31, 2021	7,065,000	$0.11
Granted	—	—
Exercised	(515,000)	0.12
Forfeited	(6,550,000)	0.11
Outstanding at December 31, 2022	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2023	—	$—

At December 31, 2023 and  December 31, 2022 there were no outstanding warrants.

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

At December 31, 2022 and December 31, 2023, there were 4,063 total shares of the Series C Preferred Stock outstanding. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2025. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

The Company pays dividends on the Series C Preferred Stock in February each year. Dividends payable totaled $243,780 in February 2023 and February 2022. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 2,266,500 shares of common stock in lieu of a dividend payment of $90,660 in 2023 and 2,271,980 shares of common stock in lieu of a dividend payment of $204,480 in 2022. $153,120 of dividend payable was settled with cash in 2023 and $39,300 was settled with cash in 2022.

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

The Company allocated the proceeds to the Series C Preferred Stock and Class M Warrants based on their relative fair value, which resulted in $2,895,379 being allocated to the Series C Preferred Stock and $537,621 being allocated to the Class M Warrants. The allocated Class M Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2022, the balance of the discount to the Series C Preferred Stock was $13,440 and the net carrying value of these 3,433 shares of Series C Preferred Stock was $3,419,560. At December 31, 2023, the balance of the discount to the Series C Preferred Stock was $0 and the net carrying value of these 3,433 shares of Series C Preferred Stock was $3,433,000.

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

The Company allocated the proceeds to the Series C Preferred Stock and Class N Warrants based on their relative fair value, which resulted in $675,947 being allocated to the Series C Preferred Stock and $104,053 being allocated to the Class N Warrants. The allocated Class N Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2022, the balance of the discount to the Series C Preferred Stock was $4,737 and the net carrying value of 630 outstanding shares of Series C Preferred Stock was $625,263. At December 31, 2023, the balance of the discount to the Series C Preferred Stock was $0 and the net carrying value of 630 shares of Series C Preferred Stock was $630,000.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. An amendment and restatement of the plan was approved in July 2020 by the Company’s shareholders, which increased the number of shares available for purchase by 3,000,000 shares. At December 31, 2023 there were 2,224,544 shares available under the employee stock purchase plan.

During 2023 and 2022, the Company issued 316,866 and 245,081 shares of common stock to employees for proceeds of $8,398 and $14,771, respectively, in accordance with the employee stock purchase plan.

2015 Incentive Plan

In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the “2015 Plan”) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amends and restates the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”).

The 2015 Plan authorizes the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. Unless earlier terminated, the 2015 Plan will terminate on July 13, 2025. At December 31, 2023 there were 20,292,546 shares available for issuance under the 2015 Plan.

Non-Vested Stock Grants

Pursuant to an employment agreement with its Chief Executive Officer, the Company awarded 560,000 fully vested shares of common stock to its then Chief Executive Officer in February 2023 under the 2015 Plan. The number of shares awarded was based on a $28,000 stock award using a price of $0.05 per share. The employment agreement provides that the number of shares issued will be based on the average closing price of common stock for the 20 trading days prior to issue date but not less than $0.05 per share. Compensation expense recorded pursuant to this stock grant was $22,400, which was determined by multiplying the number of shares awarded by the closing price of the common stock on February 28, 2023, which was $0.04 per share. The Company withheld 216,440 shares of common stock to satisfy the employee’s payroll tax obligations in connection with this issuance. The net shares issued on February 28, 2023 totaled 343,560.

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

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

Stock Options	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2021	20,777,500	0.06		627,615
Granted	8,150,000	0.09
Exercised	(1,200,000)	0.04		57,000
Forfeited	(1,734,000)	0.08
Outstanding at December 31, 2022	24,993,500	0.07		—
Granted	3,100,000	0.04
Exercised	—
Forfeited	(3,306,000)	0.08
Outstanding at December 31, 2023	24,787,500	0.05	5.4	17,000
Exercisable at December 31, 2023	19,372,500	$0.05	4.6	$16,000

The total intrinsic value of stock options outstanding at December 31, 2023 was $ 16,000. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.04 of the Company’s common stock as of the end of 2023 exceeds the exercise price of the options.

The Company recognized $199,554 and $280,393 of compensation expense related to these options for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the remaining compensation expense was $99,768 and will be recognized over 1.71 years.

During the year ended December 31, 2023, no qualified stock options were exercised.

In March 2022, 1,000,000 qualified stock options were exercised under a cashless exercise. The company withheld 388,889 shares to satisfy the exercise price and issued 611,111 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2023.

In August 2022, 200,000 qualified stock options were exercised under a cashless exercise. The company withheld 162,163 shares to satisfy the exercise price and issued 37,837 shares of common stock. The options exercised were granted under the 2015 Plan, and, accordingly, there was not any income tax effect in the condensed consolidated financial statements for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company granted an aggregate of 3,100,000 qualified stock options to 32 of its employees. These options vest over a five-year period with the first vesting at the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 and $0.06 per share. The options issued during the year ended December 31, 2023 have a fair value of $82,176, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 3.94% to 4.26%, expected dividend yield rate of 0%, expected volatility of 68.65% to 79.21% and an expected life between 5 and 7 years.

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

All options exercised were issued under a qualified plan and accordingly, there is no income tax effect in the accompanying financial statements.

Restricted Stock Units

A summary of the non-vested restricted stock units issued under the Company’s equity plans is as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2020	—	$ —
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2021	—
Granted	—
Vested	—
Forfeited / Cancelled	—
Outstanding at December 31, 2022	—
Granted	7,250,000	0.04
Vested	(250,000)	0.04
Forfeited / Cancelled	—
Outstanding at December 31, 2023	7,000,000	$ 0.04

The Company recognized $121,202 and $0 of compensation expense related to these restricted stock units ("RSU") for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the remaining compensation expense was $168,798 and will be recognized over 1.72 years.

On March 3, 2023, the Compensation Committee of our Board of Directors approved the cancellation of 1,000,000 outstanding stock options held by a member of the Board in exchange for the grant of 750,000 RSUs. The RSUs vest over a three-year period beginning on the grant date.

On May 8, 2023, pursuant to an executive employment agreement entered into with its newly appointed President, the Company granted 6,500,000 RSUs to its President. 1,500,000 RSUs vest on April 17, 2024, 2,000,000 RSUs vest on April 17, 2025, and 3,000,000 RSUs vest on April 17, 2026. Each RSU represents the contingent right to receive one share of the Company’s common stock.

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

NOTE 10 – INCOME TAXES - TO BE UPDATED

The Company paid no federal or state income taxes during 2023 and 2022. Income tax benefit on losses differed from the amounts computed by applying the recently enacted U.S. federal income tax rate of 21% to pretax losses as a result of the following:

	2023	2022
Income tax expense (benefit)	$(182,493)	$72,207
Book and tax differences	40,577	(72,207)
State taxes net of federal benefit	—	—
Change in valuation allowance	141,916	—
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred income tax asset	$—	$—
Net operating loss carryforward	7,918,996	7,736,618
Valuation allowance	(7,476,180)	(7,363,815)
Total deferred income tax asset	442,816	372,803
Deferred income tax liability - depreciation	(442,816)	(372,803)
Deferred tax asset (liability)	$—	$—

At December 31, 2023, the Company had net operating losses of approximately $37,000,000 that will begin to expire in 2024. The valuation allowances for 2023 and 2022 have been applied to offset the deferred tax assets in recognition of the uncertainty that such benefits will be realized.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on Third Parties

Sales during 2023 to the Company’s top three customers was approximately 22% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond and a restricted money market account, in the amount of $880,752, held with North American Specialty Insurance Company and Merrill Lynch, respectively.

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

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $23,000 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. There was no employer matching contributions made for 2022. Beginning in 2023, the Company began matching contributions according to safe harbor 401(k) rules. All amounts withheld for employee contributions for 2023 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

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

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2023 and 2022:

Obligation for Lease Disposal Cost
Balance at December 31, 2021	892,087
Increase in lease disposal costs	—
Accretion expense/amortization expense	50,291
Balance at December 31, 2022	942,378
Increase in lease disposal costs	478,959
Accretion expense/amortization expense	53,126
Balance at December 31, 2023	$1,474,463

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2023 and 2022, the Company had no assets carried at fair value.

NOTE 14 – REVENUE RECOGNITION

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Twelve Months Ended December 31, 2023				Twelve Months Ended December 31, 2022
	U.S.	Outside U.S.	Total Revenues	% of Total Revenues	U.S.	Outside U.S.	Total Revenues	% of Total Revenues
Theranostics Products	$5,685,244	$1,157,654	$6,842,898	56%	$5,338,010	$707,757	$6,045,767	54%
Cobalt Products	932,915	104,158	1,037,073	8%	1,137,066	20,470	1,157,536	10%
Nuclear Medicine Products	3,405,508	981,906	4,387,414	36%	3,173,755	804,930	3,978,685	36%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$10,023,667	$2,243,718	$12,267,385	100%	$9,648,831	$1,533,157	$11,181,988	100%

Prior period amounts have not been adjusted under the modified retrospective approach.

Under ASC Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to receive in exchange for the product or service.

Product sales consist of a single performance obligation that the Company satisfies at a point in time. All transactions in the Theranostics Products and nuclear medicine standards segments fall into this category. Most sales transactions in the cobalt products business segment fall into this category but other cobalt product sales are recorded as deferred income as discussed below. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the Company’s historical practices and shipping terms specified in the sales agreements and invoices, these criteria are generally met when the products are:

•	Invoiced.
•

Shipped from the Company’s facilities (“FOB shipping point”, which is the Company’s standard shipping term). For these sales, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped.

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals and radiopharmaceuticals, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the year ended December 31, 2023, the Company reported current unearned revenue of $932,682. For the period ended December 31, 2022, the Company reported current unearned revenue of $879,365. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2023, and December 31, 2022, accounts receivable totaled $1,469,298 and $1,596,886, respectively.

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

●

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

●	The Cobalt Products segment includes management of a cobalt irradiation contract, fabrication of cobalt capsules for teletherapy or irradiation devices, and recycling of expended cobalt sources.

●

The Theranostics Products Segment (formerly called the Radiochemical Products Segment) includes production and distribution of Iodine-131 generic drug product and various isotopically pure radiochemicals for medical, industrial, or research applications. These products are either directly produced by the Company or are purchased in bulk from other producers and distributed by the Company in customized packages and chemical forms tailored to customer and market demands.  Iodine-131 is the predominant radiochemical sold in this segment.

●

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

The following presents certain segment information as of and for the years ended December 31, 2023 and 2022:

Sale of product	2023	2022
Theranostics products	$6,842,898	$6,045,767
Cobalt products	1,037,073	1,157,536
Nuclear medicine standards	4,387,414	3,978,685
Fluorine products	—	—
Total segments	12,267,385	11,181,988
Corporate revenue	—	—
Total consolidated	$12,267,385	$11,181,988

Depreciation and amortization	2023	2022
Theranostics products	$25,287	$63,493
Cobalt products	53,331	49,202
Nuclear medicine standards	114,833	114,990
Fluorine products	115,879	115,598
Total segments	309,330	343,283
Corporate depreciation and amortization	40,764	30,913
Total consolidated	$350,094	$374,196

Segment income (loss)	2023	2022
Theranostics products	$3,037,375	$4,182,151
Cobalt products	(126,504)	(95,779)
Nuclear medicine standards	386,592	39,223
Fluorine products	(105,099)	(139,860)
Total segments	3,192,364	3,985,735
Corporate loss	(4,061,380)	(3,682,497)
Total consolidated	$(869,016)	$303,238

Expenditures for segment assets	2023	2022
Theranostics products	$3,420	$3,379
Cobalt products	49,774	17,105
Nuclear medicine standards	35,137	75,478
Fluorine products	—	4,100
Total segments	88,331	100,062
Corporate purchases	60,727	19,952
Total consolidated	$149,058	$120,014

Segment assets	2023	2022
Theranostics products	$849,351	$1,075,252
Cobalt products	274,513	406,629
Nuclear medicine standards	3,538,558	2,744,394
Fluorine products	4,980,118	5,147,325
Total segments	9,642,540	9,373,600
Corporate assets	7,262,547	6,870,996
Total consolidated	$16,905,087	$16,244,596

NOTE 16 – SUBSEQUENT EVENTS

On February 8, 2024, International Isotopes Inc. (“INIS”) and its wholly-owned subsidiary International Isotopes Fluorine Products, Inc. (together with INIS, the “Company”) entered into an Asset Purchase Agreement (the “APA”) with American Fuel Resources, LLC (“AFR”), pursuant to which the Company agreed to sell to AFR all the assets and certain specified liabilities of the Company’s depleted uranium deconversion and fluorine extraction plant (the “DUF6 Plant”), subject to the terms and conditions set forth in the APA (the “Transaction”). The Company expects to close the Transaction in approximately 12 to 24 months, subject to satisfaction of certain closing conditions (the “Closing”).

The purchase price to be paid by AFR in the Acquisition will consist of (i) $50,000 to be paid within five business days of execution of the APA (the “Prepayment”), and (ii) $12,500,000 paid at the Closing, less the Prepayment. The APA contains customary representations and warranties, covenants and indemnification provisions for a transaction of this nature. Closing of the Transaction is also subject to certain closing conditions, including (i) transfer of the U.S. Nuclear Regulatory Commission (NRC) license related to the DUF6 Plant (the “NRC License Transfer”) and (ii) transfer of Purchased Assets (as defined in the APA), which includes licenses, patents, agreements, and other records of the DUF6 Plant.

The APA may be terminated, among other things, (i) upon mutual written consent by the parties to the APA, (ii) by either party upon material breach of the APA by the other party, subject to applicable cure periods, and (iii) by AFR if there is reason to believe that the NRC License Transfer will not be completed by March 31, 2026.

In February 2024, the 2013 Promissory Note was modified to extend the maturity date to  March 31, 2026, with all remaining terms unchanged.

In February 2024, the 2018 Promissory Note was modified to extend the maturity date to  March 31, 2026, with all remaining terms unchanged.

In February 2024, the 2019 Promissory Note was modified to extend the maturity date to  March 31, 2026, with all remaining terms unchanged.