Form 10-Q
period 2024-03-31
INTERNATIONAL ISOTOPES INC
filed 2024-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the number of shares of common stock, $0.01 par value, outstanding was 522,957,618.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,368,496	$2,688,141
Accounts receivable	1,355,362	1,469,298
Inventories	934,186	927,111
Prepaids and other current assets	479,844	672,934
Total current assets	5,137,888	5,757,484

Long-term assets
Restricted cash	1,378,279	880,752
Property, plant and equipment, net	2,589,572	2,465,077
Capitalized lease disposal costs, net	676,168	688,462
Financing lease right-of-use asset	5,108	6,611
Operating lease right-of-use asset	2,150,807	2,183,988
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,497,234	3,538,458
Total long-term assets	11,681,423	11,147,603
Total assets	$16,819,311	$16,905,087

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$671,388	$559,597
Accrued liabilities	1,331,148	1,482,179
Unearned revenue	977,168	932,682
Current portion of operating lease right-of-use liability	143,121	140,733
Current portion of financing lease liability	2,077	2,832
Current installments of notes payable	145,000	155,733
Current portion of mandatorily redeemable preferred stock	4,063,000	—
Total current liabilities	7,332,902	3,273,756

Long-term liabilities
Accrued long-term liabilities	65,625	75,000
Related party notes payable, net of current portion and debt discount	1,620,000	1,620,000
Notes payable, net of current portion	217,100	270,732
Asset retirement obligation	1,491,738	1,474,463
Operating lease right-of-use liability, net of current portion	2,054,823	2,091,511
Mandatorily redeemable convertible preferred stock	—	4,063,000
Total long-term liabilities	5,449,286	9,594,706
Total liabilities	12,782,188	12,868,462

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 521,889,765 and 519,787,870 shares issued and outstanding respectively	5,218,898	5,197,879
Additional paid in capital	126,302,135	126,168,605
Accumulated deficit	(127,483,910)	(127,329,859)
Total equity	4,037,123	4,036,625
Total liabilities and stockholders' equity	$16,819,311	$16,905,087

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2024	2023

Sale of product	$2,904,458	$3,089,535
Cost of product	1,038,347	1,309,499
Gross profit	1,866,111	1,780,036

Operating costs and expenses:
Salaries and contract labor	940,503	975,183
General, administrative and consulting	1,003,557	827,983
Research and development	188,247	124,442
Total operating expenses	2,132,307	1,927,608

Net operating loss	(266,196)	(147,572)

Other income (expense):
Other income	160,720	63,412
Interest income	32,728	19,086
Interest expense	(81,303)	(82,980)
Total other income (expense)	112,145	(482)
Net Loss	$(154,051)	$(148,054)

Net loss per common share - basic:	$—	$—
Net loss per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	520,167,183	515,566,825
Weighted average common shares outstanding - diluted	520,167,183	515,566,825

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(154,051)	$(148,054)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	101,447	87,268
Accretion of obligation for lease disposal costs	17,275	13,009
Equity based compensation	62,650	159,878
Right-of-use asset amortization	(1,119)	(1,120)
Changes in operating assets and liabilities:
Accounts receivable	113,936	41,100
Inventories	(7,075)	130,295
Prepaids and other current assets	193,090	650,711
Accounts payable and accrued liabilities	41,805	15,932
Unearned revenues	44,486	32,292
Net cash provided by operating activities	412,444	981,311

Cash flows from investing activities:
Purchase of property, plant and equipment	(170,921)	(52,202)
Net cash used in investing activities	(170,921)	(52,202)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	1,479	2,622
Payments on financing lease	(755)	(2,262)
Principal payments on notes payable	(64,365)	(15,723)
Net cash used in financing activities	(63,641)	(15,363)

Net increase in cash, cash equivalents, and restricted cash	177,882	913,746
Cash, cash equivalents, and restricted cash at beginning of period	3,568,893	3,215,866
Cash, cash equivalents, and restricted cash at end of period	$3,746,775	$4,129,612

Supplemental disclosure of cash flow activities:
Cash paid for interest	$155,168	$113,855

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,420	$90,660

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	March 31,	March 31,
	2024	2023
Cash and cash equivalents	$2,368,496	$3,281,161
Restricted cash included in long-term assets	1,378,279	848,451
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,746,775	$4,129,612

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three Months Ended

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2024	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625
Shares issued under employee stock purchase plan	43,495	435	1,044	—	1,479
Stock in lieu of dividends on convertible preferred C	1,808,400	18,084	72,336	—	90,420
Shares issued for issuance of RSUs	250,000	2,500	(2,500)	—	—
Stock based compensation	—	—	62,650	—	62,650
Net (loss) income	—	—	—	(154,051)	(154,051)
Balance, March 31, 2024	521,889,765	$5,218,898	$126,302,135	$(127,483,910)	$4,037,123

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

March 31, 2024

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

Nature of Operations – The Company manufactures a full range of nuclear medicine calibration and reference standards, generic sodium iodide I-131 drug product, cobalt teletherapy sources, and a varied selection of radiochemicals for medical research, and clinical applications. For 2024, the Company’s business consists of five business segments: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Device Products, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company in our annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis, with all required disclosures to be made for all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three months ended March 31, 2024, the Company reported a net loss of $154,051 and net cash provided by operating activities of $412,444. During the three months ended March 31, 2023, the Company reported net loss of $148,054 and net cash provided by operating activities of  $981,311.

During the three months ended March 31, 2024, the Company continued its focus on its strongest long-standing core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Cobalt Products, and Nuclear Medicine Standards, and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the start-up of its Medical Device segment which includes assets purchased from AMICI in 2023 and investing into an EasyFill Automated Iodine Capsule System.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2024, the Company had 25,812,500 stock options outstanding, 6,750,000 restricted stock units outstanding and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three months ended March 31, 2023, the Company had 26,037,500 stock options outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended
	March 31,	March 31,
	2024	2023
Weighted average common shares outstanding - basic	520,167,183	515,566,825

Effects of dilutive shares
Stock Options	—	—
Series C Preferred Stock	—	—
Weighted average common shares outstanding - diluted	520,167,183	515,566,825

The table below summarizes common stock equivalents outstanding at March 31, 2024 and 2023:

	March 31,
	2024	2023
Stock options	25,812,500	26,037,500
Restricted Stock Units	6,750,000	—
Shares of Series C Preferred Stock	40,630,000	40,630,000
	73,192,500	66,667,500

(4)       Investment and Business Consolidation

In 2021, the Company acquired all of the remaining membership interests of RadQual, making RadQual a wholly-owned subsidiary of the Company. As TI Services is a 50/50 joint venture between the Company and RadQual, TI Services is also a wholly-owned subsidiary of the Company.

In June 2023, the Company executed an agreement to buy medical devices and related assets and intellectual property rights from AMICI, Inc. The Company has been working on transfers of U.S. Food and Drug Administration (FDA) 510K device registrations and startup of manufacturing. These assets and expenses are included in the Medical Device Segment; launch of these products is expected later in 2024.

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2024 and 2023, the Company issued 43,495 and 102,855 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $1,479 and $2,622, respectively. As of  March 31, 2024, 2,181,049 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At March 31, 2024, there were 19,267,546 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  March 31, 2024, and changes during the three months ended March 31, 2024, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2023	24,787,500	$0.05	5.4	$17,000
Granted	1,025,000	0.04
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2024	25,812,500	0.05	5.4	$17,000
Exercisable at March 31, 2024	20,182,500	$0.05	4.5	$16,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.04 per share on March 28, 2024, the last trading day of the three months ended  March 31, 2024.

As of  March 31, 2024, there was $85,459 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.86 years.

Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $62,650 and $159,878, respectively.

During the three months ended March 31, 2024, the Company granted an aggregate of 1,025,000 qualified stock options to 2 of its employees. These options vest over a five-year period with the first vesting on the first anniversary of the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 and $0.05 per share. The options issued during the three months ended March 31, 2024 have a fair value of $29,240, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 4.06% to 4.23%, expected dividend yield rate of 0%, expected volatility of 73.41% to 79.21% and an expected life between 5 and 7 years.

Restricted Stock Units outstanding as of  March 31, 2024, and changes during the three months ended March 31, 2024, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2023	7,000,000	$ 0.04
Granted	—
Vested	(250,000)	0.04
Forfeited / Cancelled	—
Outstanding at March 31, 2024	6,750,000	$ 0.04

Preferred Stock

At March 31, 2024, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2025 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the three months ended March 31, 2024 and 2023, dividends paid to holders of the Series C Preferred Stock totaled $243,030 and $243,780 respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2024 and 2023, the Company issued an aggregate of 1,808,400 and 2,266,500 shares of common stock, respectively, in lieu of dividend payments in the aggregate of $90,420 and $90,660, respectively, with the remaining dividend payable settled in cash of $152,610 and $153,120, respectively.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2024, accrued interest payable on the 2013 Promissory Note was $309,234.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2024, accrued interest on the 2018 Promissory Note totaled $42,770.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2024, the accrued interest on the 2019 Promissory Note totaled $169,131.

In June 2023, the Company executed an asset purchase agreement with AMICI, Inc. for purchase of medical devices and related assets and intellectual property rights. As part of the asset purchase agreement, the Company entered a promissory agreement for $427,100. According to the terms of the agreement, the Company is to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At March 31, 2024, the balance of this agreement was $362,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

The production of High Specific Activity Cobalt is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company will be able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price. The contract term is October 1, 2014 through September 30, 2024. The Company is currently working on an extension to this contract. Also, the DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States.

Sales of our most predominant Theranostics products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon radiochemical sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary.

The Nuclear Medicine Reference and Calibration Standard products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales. In three months ended March 31, 2024, there was a global shortage of Cobalt-57 isotopes, a key isotope for this business segment that resulted in lost sales. We have added a supplier in 2024 and continue to search for additional means to produce and procure certain critical isotopes. However, we anticipate periodic shortages to continue for the remainder of 2024.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch. In the three months ended March 31, 2024 the Company funded an additional $484,000 to this restricted money market account. At  March 31, 2024, the balance of this account was $1,378,279.

In August 2011, the Company received land from Lea County, New Mexico, pursuant to a Project Participation Agreement (PPA), whereby the land was deeded to the Company for no monetary consideration. In return, the Company committed to construct a uranium de-conversion and Fluorine Extraction Process facility on the land.  In order to retain title to the property, the Company was to begin construction of the de-conversion facility no later than December 31, 2014, and complete Phase I of the project and have hired at least 75 persons to operate the facility no later than December 31, 2015, although commercial operations need not have begun by that date. In 2015, the Company negotiated a modification to the PPA that extended the start of construction date to December 31, 2015, and the hiring milestone to December 31, 2016. Those dates were also not met. The Company has been in discussions with commercial companies possibly interested in purchasing rights to this project. Should those discussions come to fruition the Company plans to negotiate a second modification to the PPA agreement to further extend the commitment dates. If the Company is not successful in reaching an amendment to extend the performance dates in the PPA., then it may, at its sole option, either purchase or re-convey the property to Lea County, New Mexico.  The purchase price of the property would be $776,078, plus interest at the annual rate of 5.25% from the date of the closing to the date of payment.  The Company has not recorded the value of this property as an asset and will not do so until such time that sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title. On February 8, 2024, the Company entered into a definitive agreement to sell all of our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land, ("DUF6 Asset Sale"). The Company expects to close the agreement within 12 to 24 months of signing. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties.

(8)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Theranostics Products	$1,747,321	$157,761	$1,905,082	66%	$1,625,116	$137,280	$1,762,396	57%
Cobalt Products	215,368	18,600	233,968	8%	142,158	16,150	158,308	5%
Nuclear Medicine Products	535,429	229,979	765,408	26%	871,588	297,243	1,168,831	38%
Medical Devices Products	—	—	—	0%	—	—	—	0%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$2,498,118	$406,340	$2,904,458	100%	$2,638,862	$450,673	$3,089,535	100%

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2024, the Company reported current unearned revenue of $977,168. For the period ended December 31, 2023, the Company reported current unearned revenue of $932,682. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  March 31, 2024, and December 31, 2023, accounts receivable totaled $1,355,362 and $1,469,298, respectively.  For the three months ended March 31, 2024, the Company did not incur material impairment losses with respect to its receivables.

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

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$71,777	$75,366
Short-term operating lease costs	1,800	2,040
Financing lease expense:
Amortization of right-of-use assets	755	2,249
Interest on lease liabilities	44	161
Total financing lease expense	799	2,410
Total lease expense	$74,376	$79,816

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	10.8	11.8
Weighted-average remaining lease term (years) - financing leases	0.7	1.0
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%	7.68%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2024 (excluding the three-months ended March 31, 2024)	$215,331	$—
2025	287,108	2,130
2026	287,108	—
2027	287,108	—
2028	287,108	—
Thereafter	1,738,084	—
Total minimum lease obligations	3,101,847	2,130
Less-amounts representing interest	(903,903)	(53)
Present value of minimum lease obligations	2,197,944	2,077
Current maturities	(143,121)	(2,077)
Lease obligations, net of current maturities	$2,054,823	$—

(10)        Segment Information

In 2024, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Device Products, and Fluorine Products.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2024	2023
Theranostics Products	$1,905,082	$1,762,396
Cobalt Products	233,968	158,308
Nuclear Medicine Standards	765,408	1,168,831
Medical Device Products	—	—
Fluorine Products	—	—
Total Segments	2,904,458	3,089,535
Corporate revenue	—	—
Total Consolidated	$2,904,458	$3,089,535

	Three months ended March 31,
Depreciation and Amortization	2024	2023
Theranostics Products	$9,046	$7,159
Cobalt Products	23,311	12,834
Nuclear Medicine Standards	32,978	29,209
Medical Device Products	—	—
Fluorine Products	26,095	28,970
Total Segments	91,430	78,172
Corporate depreciation and amortization	10,017	9,096
Total Consolidated	$101,447	$87,268

	Three months ended March 31,
Segment Income (Loss)	2024	2023
Theranostics Products	$ 1,013,464	$ 767,112
Cobalt Products	(66,325)	(26,245)
Nuclear Medicine Standards	9,497	128,785
Medical Device Products	(28,511)	—
Fluorine Products	21,249	(29,239)
Total Segments	949,374	840,413
Corporate loss	(1,103,425)	(988,467)
Net Income	$ (154,051)	$ (148,054)

	Three months ended March 31,
Expenditures for Segment Assets	2024	2023
Theranostics Products	$93,924	$—
Cobalt Products	—	—
Nuclear Medicine Standards	49,038	3,130
Medical Device Products		—
Fluorine Products	—	—
Total Segments	142,962	3,130
Corporate purchases	27,959	49,072
Total Consolidated	$170,921	$52,202

	March 31,	December 31,
Segment Assets	2024	2023
Theranostics Products	$1,116,697	$849,351
Cobalt Products	468,901	274,513
Nuclear Medicine Standards	2,514,148	2,986,458
Medical Device Products	552,100	552,100
Fluorine Products	4,954,023	4,980,118
Total Segments	9,605,869	9,642,540
Corporate assets	7,213,442	7,262,547
Total Consolidated	$16,819,311	$16,905,087

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 29, 2024 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

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

Our business consists of the following five business segments:

Theranostics Products. Our Theranostics Products segment (formerly called Radiochemical Products) includes production and distribution of our FDA approved generic sodium iodide I-131 drug product for the treatment of hyperthyroidism and carcinoma of the thyroid. We are the only U.S. Company distributing this generic drug product. This segment also includes distribution of certain other radiochemical products and contract manufacturing of radiopharmaceutical products for our customers.

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

Medical Devices. A new reportable business segment starting in 2024. While we have not yet commercialized any medical devices, we have invested in this segment throughout 2023 and 2024 and anticipate additional investments for the remainder of 2024 with commercialization of products starting later in 2024. In June 2023, we acquired several medical devices with related assets and intellectual property rights from AMICI, Inc. We have been working on start-up of manufacturing. Additionally, the Company has investments in a joint venture arrangement for the startup of our EasyFill Automated Iodine Capsule System.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Revenue for the three months ended March 31, 2024 was $2,904,458 as compared to $3,089,535 for the same period in 2023, an overall decrease of $185,077, or approximately 6%. This decrease in revenue was the result of decreased revenue in our Nuclear Medicine Standards segment due to a global shortage of Cobalt-57 isotope partially offset by increased revenues in our Theranostics Products and Cobalt Products, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2024 and 2023:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
Sale of Product	2024	2023	$ change	% change
Theranostics Products	$1,905,082	$1,762,396	$142,686	8%
Cobalt Products	233,968	158,308	75,660	48%
Nuclear Medicine Standards	765,408	1,168,831	(403,423)	-35%
Medical Device Products	—	—	—	—%
Fluorine Products	—	—	—	—%
Total Consolidated	$2,904,458	$3,089,535	$(185,077)	-6%

Cost of sales decreased to $1,038,347 for the three months ended March 31, 2024 from $1,309,499 for the same period in 2023. This is a decrease of $271,152, or approximately 21%. The decrease in cost of sales in the three-month comparison was primarily due to the decreased revenues and increased gross profit percentages in our segments, as discussed in detail below. Gross profit for the three months ended March 31, 2024 was $1,866,111, compared to $1,780,036 for the same period in 2023. This represents an increase in gross profit of $86,075, or approximately 5%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended March 31, 2024 and 2023:

	For the three		For the three
	months ended	% of	months ended	% of
	March 31,	Total Sales	March 31,	Total Sales
	2024	2024	2023	2023
Total Sales	$2,904,458		$3,089,535
Cost of Sales
Theranostics Products	$576,411	20%	$630,338	20%
Cobalt Products	109,036	4%	90,961	3%
Nuclear Medicine Standards	352,900	12%	588,200	19%
Medical Device Products	—	—%
Fluorine Products	—	—%	—	—%
Total Segments	1,038,347	36%	1,309,499	42%

Gross Profit	$1,866,111		$1,780,036
Gross Profit %	64%		58%

Operating expense increased approximately 11% to $2,132,307 for the three months ended March 31, 2024, from $1,927,608 for the same period in 2023. This increase of $204,699 is due to a 21% increase in General, Administrative, and Consulting Expenses and a 51% increase in Research and Development costs offset by a 4% decrease in Salaries and Contract Labor Expenses. The increase in General, Administrative, and Consulting Expenses is primarily the result of increased professional expenses that occurred during the three months ended March 31, 2024, as compared to the same period in 2023. The increase in Research and Development cost is due to increased expenses related to product development during the three months ended March 31, 2024, as compared to the same period in 2023. The decrease in Salaries and Contract Labor Expenses is primarily due to decreased officer compensation.

The following table presents a comparison of total operating expense for the three months ended March 31, 2024 and 2023:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
Operating Costs and Expenses:	2024	2023	% change	$ change
Salaries and Contract Labor	$ 940,503	$ 975,183	(4%)	$ (34,680)
General, Administrative and Consulting	1,003,557	827,983	21%	175,574
Research and Development	188,247	124,442	51%	63,805
Total operating expenses	$ 2,132,307	$ 1,927,608	11%	$ 204,699

Other income was $160,720 for the three months ended March 31, 2024 as compared to $63,412 for the same period in 2023. This is an increase of $97,308, or approximately 153%, was due to an increase in miscellaneous income.

Interest expense for the three months ended March 31, 2024 was $81,303, compared to $82,980 for the same period in 2023. This is a decrease of $1,677, or approximately 2%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2024 and 2023, we accrued dividends payable of $59,445 for the three months ended March 31, 2024 and $60,945 for the same period in 2023, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

Our net loss for the three months ended March 31, 2024, was $154,051 compared to net loss of $148,054 for the same period in 2023. This is an increase in net loss of $5,997 that is largely the result of the decrease in revenue in our Nuclear Medicine Standards Products segment partially offset by increased revenue in our Theranostics Products and Cobalt Products segments and increased gross profit percentages for the three months ended March 31, 2024, as compared to the same period in 2023.

Theranostics Products. Revenue from the sale of theranostics products for the three months ended March 31, 2024 was $1,905,082, compared to $1,762,396 for the same period in 2023. This is an increase of $142,686, or approximately 8% during the three months ended March 31, 2024. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Theranostics products going forward, primarily from the sale of our generic sodium iodide I-131 drug product.

Gross profit of theranostics products for the three months ended March 31, 2024 was $1,328,671, compared to $1,132,058 for the same period in 2023, and gross profit percentages were approximately 70% and 64% for the three months ended March 31, 2024 and 2023, respectively. Cost of sales for theranostics products decreased to $576,411 for the three months ended March 31, 2024, as compared to $630,338 for the same period in 2023. This is a decrease of $53,927, or approximately 9%, and was primarily the result of increased utilization and pricing for our raw material isotope. Operating expense for this segment decreased to $315,207 for the three months ended March 31, 2024, compared to $364,946 for the same period in 2023. This decrease in operating expense of $49,739, or approximately 14%. This segment reported net income of $1,013,464 for the three months ended March 31, 2024, as compared to net income of $767,112 for the same period in 2023. The increase in net income of $246,352 is the result of increases in revenue, increased gross profit percentage, and decreased expenses.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended March 31, 2024 was $233,968, compared to $158,308 for the same period in 2023. This represents an increase of $75,660, or approximately 48%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the three months ended March 31, 2024, was $109,036, as compared to $90,961, for the same period in 2023. Gross profit for cobalt products for the three months ended March 31, 2024 was $124,932 compared to $67,347 for the same period in 2023. This is an increase of $57,585, or approximately 86% and is attributable to increased gross profit percentage for the sales the three months ended March 31, 2024. Operating expense in this segment increased to $191,257 for the three months ended March 31, 2024, from $93,592 for the same period in 2023. This is an increase of $97,665, or approximately 104%. This increase in operating expenses for the three months ended March 31, 2024 is primarily the result of increased waste disposal costs that occurred during the three months ended March 31, 2024 as compared to the same period in 2023. Our net loss for cobalt products was $66,325 for the three months ended March 31, 2024, as compared to a net loss of $26,245 for the same period in 2023. The increase in net loss of $40,080, or approximately 153%, was attributable to the increased operating expenses.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended March 31, 2024, was $765,408, compared to $1,168,831 for the same period in 2023. This represents a decrease in revenue of $403,423, or approximately 35%. The decrease is due to a global shortage of Cobalt-57 isotopes during the three months ended March 31, 2024. We continue to maintain a growing backlog of orders and we expect a revenue catch-up upon normalization of the global isotope supply chain.

Cost of sales for our nuclear medicine standards segment for the three months ended March 31, 2024, was $352,900, as compared to $588,200 for the same period in 2023. The decrease in cost of sales in the period-to-period comparison of $235,300, or 40%, was due to decreased revenue during the three-month period ended March 31, 2024, as compared to the same period in 2023. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2024 was $412,508 compared to $580,631 for the same period in 2023, and gross profit percentages were approximately 54% and 50% for the three months ended March 31, 2024 and 2023, respectively. This is a decrease in gross profit of $168,123, or approximately 29%.

Operating expense for this segment for the three months ended March 31, 2024 decreased to $403,011, from $451,846 for the same period in 2023. This is an decrease of $48,835, or approximately 11%, and is the result of decreased activity in the segment. Net income for this segment for the three months ended March 31, 2024 was $9,497, compared to a net income of $128,785 for the same period in 2023. This is a decrease in net income of $119,288, or approximately 93% and is the result of decreased revenue.

Medical Device Products. For the three months ended March 31, 2024 and March 31, 2023, we had no revenue for our Medical Device Products segment.

Operating expense for this segment for the three months ended March 31, 2024 was $28,511 with no operating expenses in the same period in 2023. Expenses include costs for professional services and research and development related to the startup of this new business segment.

Fluorine Products. For the three months ended March 31, 2024 and March 31, 2023, we had no revenue for our fluorine products segment.

During the three months ended March 31, 2024, we incurred $28,751 of expenses related to items in support of future planning and design for the proposed de-conversion facility, as compared to $29,239 for the same three-month period in 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, we had cash and cash equivalents of $2,368,496 as compared to $2,688,141 at December 31, 2023. This is an decrease of $319,645 or approximately 12%. For the three months ended March 31, 2024, net cash provided by operating activities was $412,444 and for the three months ended March 31, 2023, net cash provided in operating activities was $981,311. The decrease in cash provided by operating activities was a result of a one-time receipt of other current assets in 2023.

This decrease in cash and cash equivalents at period end is mainly due to a $484,000 transfer from cash and cash equivalents to restricted cash to fund an increase to our decommissioning funding plan. Total cash, cash equivalents, and restricted cash increased by $177,882 for the three months ended March 31, 2024.

Inventories at March 31, 2024 totaled $934,186, and inventories at December 31, 2023 totaled $927,111. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Nuclear Medicine Products, and Medical Device Products segments.

Cash used in investing activities was $170,921 for the three months ended March 31, 2024, and cash used in investing activities was $52,202 for the same period in 2023. The cash used in both periods was for the purchase of equipment.

Cash used in financing activities was $63,641 during the three months ended March 31, 2024, and cash used in financing activities for the same period in 2023 was $15,363. During the three months ended March 31, 2024, cash paid for interest was $155,168 and during the same three-month period in 2023, cash paid for interest was $113,855. Additionally, during the three months ended March 31, 2024, we received $1,479 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $2,622 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in 2023. During the three months ended March 31, 2024, principal payments on notes payable were $64,365, as compared to $15,723 for the same period in 2023.

In February March 31, 2024, we paid our annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 1,808,400 shares of common stock in lieu of a dividend payment of $90,420. The remaining $153,360 of dividend payable was settled with cash.

Total increase in cash for the three months ended March 31, 2024, was $177,882 compared to a cash increase of $913,746 for the same period in 2023.

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

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2024, accrued interest payable on the 2013 Promissory Note was $309,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2024, accrued interest on the 2018 Promissory Note totaled $42,770.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2024, the accrued interest on the 2019 Promissory Note totaled $169,131.

In June 2023, we executed an asset purchase agreement with AMICI, Inc. for purchase of medical devices and related assets and intellectual property rights. As part of the asset purchase agreement, we entered a promissory agreement for $427,100. According to the terms of the agreement, we are to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At March 31, 2024, the balance of this agreement was $362,100.

CRITICAL ACCOUNTING POLICIES

From time-to-time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal matters is found in Note 7, “Commitments and Contingencies”, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

10.1#†	Asset Purchased Agreement, dated February 8, 2024, among International Isotopes Inc., International Isotopes Fluorine Products, Inc. and American Fuel Resources, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 8, 2024).

31.1*	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential.

† Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	International Isotopes Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer