Form 10-Q
period 2024-09-30
INTERNATIONAL ISOTOPES INC
filed 2024-11-12
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the number of shares of common stock, $0.01 par value, outstanding was 523,553,435.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,372,983	$2,688,141
Accounts receivable	1,471,917	1,469,298
Inventories	845,041	927,111
Prepaids and other current assets	489,581	672,934
Total current assets	5,179,522	5,757,484

Long-term assets
Restricted cash	1,414,777	880,752
Property, plant and equipment, net	2,573,726	2,465,077
Capitalized lease disposal costs, net	651,580	688,462
Financing lease right-of-use asset	2,103	6,611
Operating lease right-of-use asset	2,082,689	2,183,988
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,414,787	3,538,458
Total long-term assets	11,523,917	11,147,603
Total assets	$16,703,439	$16,905,087

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$607,719	$559,597
Accrued liabilities	1,717,047	1,482,179
Unearned revenue	656,656	932,682
Current portion of operating lease right-of-use liability	148,020	140,733
Current portion of financing lease liability	528	2,832
Current installments of notes payable	141,434	155,733
Total current liabilities	3,271,404	3,273,756

Long-term liabilities
Accrued long-term liabilities	46,875	75,000
Related party notes payable	1,620,000	1,620,000
Notes payable, net of current portion	160,667	270,732
Asset retirement obligation	1,526,898	1,474,463
Operating lease right-of-use liability, net of current portion	1,979,567	2,091,511
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	9,397,007	9,594,706
Total liabilities	12,668,411	12,868,462

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 523,455,145 and 519,787,870 shares issued and outstanding respectively	5,234,551	5,197,879
Additional paid in capital	126,367,581	126,168,605
Accumulated deficit	(127,567,104)	(127,329,859)
Total equity	4,035,028	4,036,625
Total liabilities and stockholders' equity	$16,703,439	$16,905,087

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Sale of product	$3,924,444	$2,918,556	$9,998,135	$9,120,256
Cost of product	1,475,016	1,125,888	3,665,085	3,704,939
Gross profit	2,449,428	1,792,668	6,333,050	5,415,317

Operating costs and expenses:
Salaries and contract labor	1,074,535	1,152,987	2,976,880	3,072,348
General, administrative and consulting	1,082,937	848,597	3,133,557	2,620,449
Research and development	112,351	100,544	489,328	408,012
Total operating expenses	2,269,823	2,102,128	6,599,765	6,100,809

Net operating income (loss)	179,605	(309,460)	(266,715)	(685,492)

Other income (expense):
Other income	20,718	22,873	176,094	123,803
Interest income	31,812	20,328	98,071	49,270
Interest expense	(81,884)	(82,346)	(244,695)	(247,542)
Total other income (expense)	(29,354)	(39,145)	29,470	(74,469)
Net Income (Loss)	$150,251	$(348,605)	$(237,245)	$(759,961)

Net loss per common share - basic:	$—	$—	$—	$—
Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic	523,138,891	518,301,657	522,028,572	517,265,031
Weighted average common shares outstanding - diluted	523,138,891	518,301,657	522,028,572	517,265,031

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(237,245)	$(759,961)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	301,211	262,029
Accretion of obligation for lease disposal costs	52,435	39,570
Equity based compensation	136,601	398,727
Gain on sale of property, plant, and equipment	(13,492)	—
Right-of-use asset changes, net	(3,358)	(3,359)
Changes in operating assets and liabilities:
Accounts receivable	(2,619)	214,185
Inventories	82,070	3,990
Prepaids and other current assets	183,353	585,775
Accounts payable and accrued liabilities	345,285	(168,813)
Unearned revenues	(276,026)	125,502
Net cash provided by operating activities	568,215	697,645

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	36,000	—
Purchase of property, plant and equipment	(267,307)	(550,629)
Net cash used in investing activities	(231,307)	(550,629)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	8,627	7,127
Payments on financing lease	(2,304)	(4,770)
Proceeds from the issuance of notes payable	—	452,100
Principal payments on notes payable	(124,364)	(50,792)
Net cash used in financing activities	(118,041)	403,665

Net increase in cash, cash equivalents, and restricted cash	218,867	550,681
Cash, cash equivalents, and restricted cash at beginning of period	3,568,893	3,215,866
Cash, cash equivalents, and restricted cash at end of period	$3,787,760	$3,766,547

Supplemental disclosure of cash flow activities:
Cash paid for interest	$157,320	$159,926
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash financing and investing transactions
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,420	$90,660

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$2,372,983	$2,897,208
Restricted cash included in long-term assets	1,414,777	869,339
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,787,760	$3,766,547

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2024	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625
Shares issued under employee stock purchase plan	290,625	2,906	5,721	—	8,627
Stock in lieu of dividends on convertible preferred C	1,808,400	18,084	72,336	—	90,420
Shares issued for issuance of RSUs	1,568,250	15,682	(15,682)	—	—
Stock based compensation	—	—	136,601	—	136,601
Net (loss) income	—	—	—	(237,245)	(237,245)
Balance, September 30, 2024	523,455,145	$5,234,551	$126,367,581	$(127,567,104)	$4,035,028

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, July 1, 2024	522,957,618	$5,229,576	$126,316,593	$(127,717,355)	$3,828,814
Shares issued under employee stock purchase plan	147,527	1,475	2,287	—	3,762
Shares issued for issuance of RSUs	350,000	3,500	(3,500)	—	—
Stock based compensation	—	—	52,201	—	52,201
Net (loss) income	—	—	—	150,251	150,251
Balance, September 30, 2024	523,455,145	$5,234,551	$126,367,581	$(127,567,104)	$4,035,028

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

September 30, 2024

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024.

Recent Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company in our annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis, with all required disclosures to be made for all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine months ended September 30, 2024, the Company reported a net loss of $237,245 and net cash provided by operating activities of $568,215. During the nine months ended September 30, 2023, the Company reported net loss of $759,961 and net cash provided by operating activities of $697,645.

During the three and nine months ended September 30, 2024, the Company continued its focus on its strongest long-standing core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Cobalt Products, and Nuclear Medicine Standards, and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the start-up of its Medical Device segment which includes assets purchased from AMICI in 2023 and investing into an EasyFill Automated Iodine Capsule System.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2024, the Company had 27,012,500 stock options outstanding, 5,250,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three and nine months ended September 30, 2023, the Company had 26,012,500 stock options outstanding, 7,000,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	523,138,891	518,301,657	522,028,572	517,265,031

Effects of dilutive shares
Stock Options	—	—	—	—
Series C Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	523,138,891	518,301,657	522,028,572	517,265,031

The table below summarizes common stock equivalents outstanding at September 30, 2024 and September 30, 2023:

	September 30,
	2024	2023
Stock options	27,012,500	26,012,500
Restricted Stock Units	5,250,000	7,000,000
Shares of Series C Preferred Stock	40,630,000	40,630,000
	72,892,500	73,642,500

(4)       Investment and Business Consolidation

The Company owns all of the membership interest of RadQual. TI Services is a 50/50 joint venture between the Company and RadQual, therefore TI Services is also treated as a wholly-owned subsidiary of the Company.

In June 2023, the Company executed an agreement to buy medical devices and related assets and intellectual property rights from AMICI, Inc. The Company has been working on startup of manufacturing. These assets and expenses are included in the Medical Device Segment; launch of these products is expected in 2025 (delayed from a Q4 2024 anticipated launch).

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

On August 6, 2024, the Company entered into a joint venture agreement with Phantech LLC to form PhanQual. PhanQual will leverage INIS’s and Phantech’s technologies, facilities, experience, and global network to design, manufacture, and distribute sealed sources, including adapting Phantech's patented and cutting-edge fillable calibration source technology, into sealed source calibration devices to better serve the R&D and theranostics community. Additionally, RadQual will globally distribute Phantech’s entire portfolio of fillable sources through RadQual’s global network of distributors. PhanQual’s revenues and operations will operate through RadQual and will be included in our Nuclear Medicine Standards segment.

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2024 and 2023, the Company issued 290,625 and 279,534 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $8,627 and $7,127, respectively. As of  September 30, 2024, 1,933,919 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At September 30, 2024, there were 18,249,296 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  September 30, 2024, and changes during the nine months ended September 30, 2024, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2023	24,787,500	$0.05	5.4	$17,000
Granted	3,075,000	0.04
Exercised	—	—
Expired	—	—
Forfeited	850,000	0.07
Outstanding at September 30, 2024	27,012,500	0.05	5.2	$17,000
Exercisable at September 30, 2024	20,007,500	$0.05	4.1	$16,000

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.04 per share on September 30, 2024, the last trading day of the three months ended  September 30, 2024.

As of  September 30, 2024, there was $88,220 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.68 years.

Total stock-based compensation expense for the nine months ended September 30, 2024 and 2023 was $136,601 and $398,727, respectively.

During the nine months ended September 30, 2024, the Company granted an aggregate of 3,075,000 qualified stock options to 5 of its employees. These options vest over a three-year or five-year period with the first vesting on the first anniversary of the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 per share. The options issued during the nine months ended September 30, 2024 have a fair value of $65,364, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 4.21% to 4.66%, expected dividend yield rate of 0%, expected volatility of 72.94% to 78.11% and an expected life between 5 and 7 years.

Restricted Stock Units outstanding as of  September 30, 2024, and changes during the nine months ended September 30, 2024, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2023	7,000,000	$0.04
Granted	—
Vested and Exercised	(1,750,000)	0.04
Forfeited / Cancelled	—
Outstanding at September 30, 2024	5,250,000	$0.04

As of  September 30, 2024, there was $85,637 of unrecognized compensation expense related to Restricted Stock Units that will be recognized over a weighted-average period of 1.27 years.

Preferred Stock

At September 30, 2024, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 2027 at $1,000 per share in either cash or shares of common stock, at the option of the holder. On September 25, 2024, with the approval of a majority of holders of the Series C Preferred Stock, the mandatory redemption date of the Series C Preferred was extended for an additional two years to February 28, 2027. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the nine months ended September 30, 2024 and 2023, dividends paid to holders of the Series C Preferred Stock totaled $243,030 and $243,780 respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months ended September 30, 2024 and 2023, the Company issued an aggregate of 1,808,400 and 2,266,500 shares of common stock, respectively, in lieu of dividend payments in the aggregate of $90,420 and $90,660, respectively, with the remaining dividend payable settled in cash of $152,610 and $153,120, respectively.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At September 30, 2024, accrued interest payable on the 2013 Promissory Note was $324,234.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At September 30, 2024, accrued interest on the 2018 Promissory Note totaled $46,370.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At September 30, 2024, the accrued interest on the 2019 Promissory Note totaled $189,131.

In June 2023, the Company executed an asset purchase agreement with AMICI, Inc. for purchase of medical devices and related assets and intellectual property rights. As part of the asset purchase agreement, the Company entered a promissory agreement for $427,100. According to the terms of the agreement, the Company is to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At September 30, 2024, the balance of this agreement was $302,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

The production of Cobalt-60 is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. In October 2014, the Company signed a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company is able to purchase cobalt targets for a fixed price per target with an annual 5% escalation in price. The contract term is October 1, 2014 through September 30, 2024. The Company and DOE have determined that supply will continue for the next 18-24 months under the 2014 agreement. The Company and DOE are currently working on an extension to this contract for future irradiation and supply of Cobalt. The DOE may end the contract if it determines termination is necessary for the national defense, security or environmental safety of the United States.

Sales of our most predominant Theranostics Products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon Theranostics Products sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary. The Company has identified additional suppliers in 2024, with anticipated regulatory approvals for those suppliers in 2025 and continue to search for additional means to produce and procure certain critical isotopes.

The Nuclear Medicine Reference and Calibration Standard products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales. In nine months ended September 30, 2024, there was a global shortage of Cobalt-57 isotopes, a key isotope for this business segment that resulted in significant lost sales. The Company has added additional suppliers in 2024 and continue to search for additional means to produce and procure certain critical isotopes, including through our Chinese Joint Venture. In the third quarter of 2024 our main supply of Cobalt-57 was restored. We have seen a sharp decrease in cancellations of orders, and we have been able to process through our backlogged orders. We expect increased revenue due to this backlog catch-up throughout the remainder of 2024 and potentially into the first quarter of 2025 as our global isotope supply chain has normalized.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit the processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch. In the nine months ended September 30, 2024 the Company funded an additional $484,000 to this restricted money market account. At  September 30, 2024, the balance of this account was $1,414,777.

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

(8)      Revenue Recognition

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment and geography, based on management’s assessment of available data:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Theranostics Products	$2,091,564	$91,633	$2,183,197	56%	$1,413,722	$121,176	$1,534,898	53%
Cobalt Products	814,845	—	814,845	21%	289,333	39,645	328,978	11%
Nuclear Medicine Products	643,107	283,295	926,402	23%	832,279	222,401	1,054,680	36%
Medical Devices Products	—	—	—	0%	—	—	—	0%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$3,549,516	$374,928	$3,924,444	100%	$2,535,334	$383,222	$2,918,556	100%

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
		Outside	Total	% of Total		Outside	Total	% of Total
	U.S.	U.S.	Revenues	Revenues	U.S.	U.S.	Revenues	Revenues
Theranostics Products	$5,742,108	$515,302	$6,257,410	63%	$4,644,151	$389,186	$5,033,337	55%
Cobalt Products	1,618,812	22,200	1,641,012	16%	826,886	108,658	935,544	10%
Nuclear Medicine Products	1,473,309	626,404	2,099,713	21%	2,436,391	714,984	3,151,375	35%
Medical Devices Products	—	—	—	0%	—	—	—	0%
Fluorine Products	—	—	—	0%	—	—	—	0%
	$8,834,229	$1,163,906	$9,998,135	100%	$7,907,428	$1,212,828	$9,120,256	100%

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2024, the Company reported current unearned revenue of $656,656. For the period ended December 31, 2023, the Company reported current unearned revenue of $932,682. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  September 30, 2024, and December 31, 2023, accounts receivable totaled $1,471,917 and $1,469,298, respectively.  For the nine months ended September 30, 2024, the Company did not incur material impairment losses with respect to its receivables.

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

	Nine Months Ended September 30,
	2024	2023
Operating lease costs	$215,331	$215,331
Short-term operating lease costs	5,400	5,400
Financing lease expense:
Amortization of right-of-use assets	2,304	5,281
Interest on lease liabilities	92	339
Total financing lease expense	2,396	5,620
Total lease expense	$223,127	$226,351

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	10.3	11.3
Weighted-average remaining lease term (years) - financing leases	0.2	1.2
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2024 (excluding the nine-months ended September 30, 2024)	$71,777	$533
2025	287,108	—
2026	287,108	—
2027	287,108	—
2028	287,108	—
Thereafter	1,738,084	—
Total minimum lease obligations	2,958,293	533
Less-amounts representing interest	(830,706)	(5)
Present value of minimum lease obligations	2,127,587	528
Current maturities	(148,020)	(528)
Lease obligations, net of current maturities	$1,979,567	$—

(10)        Segment Information

In 2024, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Device Products, and Fluorine Products.

Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2024	2023	2024	2023
Theranostics Products	$2,183,197	$1,534,898	$6,257,410	$5,033,337
Cobalt Products	814,845	328,978	1,641,012	935,544
Nuclear Medicine Standards	926,402	1,054,680	2,099,713	3,151,375
Medical Device Products	—	—	—	—
Fluorine Products	—	—	—	—
Total Segments	3,924,444	2,918,556	9,998,135	9,120,256
Corporate revenue	—	—	—	—
Total Consolidated	$3,924,444	$2,918,556	$9,998,135	$9,120,256

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2024	2023	2024	2023
Theranostics Products	$7,785	$5,674	$22,528	$19,498
Cobalt Products	13,689	13,142	41,103	39,118
Nuclear Medicine Standards	30,429	28,353	91,848	86,462
Medical Device Products	—	—	—	—
Fluorine Products	20,345	28,969	78,285	86,909
Total Segments	72,248	76,138	233,764	231,987
Corporate depreciation and amortization	28,541	10,493	67,447	30,042
Total Consolidated	$100,789	$86,631	$301,211	$262,029

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2024	2023	2024	2023
Theranostics Products	$1,289,266	$687,413	$3,474,120	$2,171,980
Cobalt Products	(51,805)	90,713	(18,806)	118,108
Nuclear Medicine Standards	39,519	74,716	(328,743)	213,229
Medical Device Products	(167,451)	—	(279,801)	—
Fluorine Products	(26,095)	(27,870)	(30,941)	(79,004)
Total Segments	1,083,434	824,972	2,815,829	2,424,313
Corporate loss	(933,183)	(1,173,577)	(3,053,074)	(3,184,274)
Net Income	$150,251	$(348,605)	$(237,245)	$(759,961)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2024	2023	2024	2023
Theranostics Products	$—	$—	$146,295	$—
Cobalt Products	39,799	—	39,799	6,165
Nuclear Medicine Standards	—	484,107	49,038	487,237
Medical Device Products	—	—	—	—
Fluorine Products	—	—	—	—
Total Segments	39,799	484,107	235,132	493,402
Corporate purchases	4,216	—	32,175	57,227
Total Consolidated	$44,015	$484,107	$267,307	$550,629

	September 30,	December 31,
Segment Assets	2024	2023
Theranostics Products	$1,117,755	$849,351
Cobalt Products	192,013	274,513
Nuclear Medicine Standards	2,782,813	2,986,458
Medical Device Products	552,100	552,100
Fluorine Products	4,901,833	4,980,118
Total Segments	9,546,514	9,642,540
Corporate assets	7,156,925	7,262,547
Total Consolidated	$16,703,439	$16,905,087

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

On August 6, 2024, the Company entered into a joint venture agreement with Phantech LLC to form PhanQual. PhanQual will leverage INIS’s and Phantech’s technologies, facilities, experience, and global network to design, manufacture, and distribute sealed sources, including adapting Phantech's patented and cutting-edge fillable calibration source technology, into sealed source calibration devices to better serve the R&D and theranostics community. Additionally, RadQual will globally distribute Phantech’s entire portfolio of fillable sources through RadQual’s global network of distributors. PhanQual’s revenues and operations will operate through RadQual and will be included in our Nuclear Medicine Standards segment. The Company has already begun commercial sales of PhanQual products.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Revenue for the three months ended September 30, 2024 was $3,924,444 as compared to $2,918,556 for the same period in 2023, an overall increase of $1,005,888, or approximately 34%. This increase in revenue was the result of increased revenues in our Theranostics Products and Cobalt Products partially offset by decreased revenue in our Nuclear Medicine Standards segment due to a global shortage of Cobalt-57 isotope during the period, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended September 30, 2024 and 2023:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
Sale of Product	2024	2023	$ change	% change
Theranostics Products	$2,183,197	$1,534,898	$648,299	42%
Cobalt Products	814,845	328,978	485,867	148%
Nuclear Medicine Standards	926,402	1,054,680	(128,278)	-12%
Medical Device Products	—	—	—	—%
Fluorine Products	—	—	—	—%
Total Consolidated	$3,924,444	$2,918,556	$1,005,888	34%

Cost of sales increased to $1,475,016 for the three months ended September 30, 2024 from $1,125,888 for the same period in 2023. This is a increase of $349,128, or approximately 31%. The increase in cost of sales in the three-month comparison was primarily due to the increased revenues in the same period. Gross profit for the three months ended September 30, 2024 was $2,449,428, compared to $1,792,668 for the same period in 2023. This represents an increase in gross profit of $656,760, or approximately 37%.

The following table presents cost of sales and gross profit data for each of our business segments for the three months ended September 30, 2024 and September 30, 2023:

	For the three		For the three
	months ended	% of	months ended	% of
	September 30,	Total Sales	September 30,	Total Sales
	2024	2024	2023	2023
Total Sales	$3,924,444		$2,918,556
Cost of Sales
Theranostics Products	$577,133	15%	$536,837	18%
Cobalt Products	462,835	12%	118,921	4%
Nuclear Medicine Standards	435,048	11%	470,130	16%
Medical Device Products	—	—%
Fluorine Products	—	—%	—	—%
Total Segments	1,475,016	38%	1,125,888	39%

Gross Profit	$2,449,428		$1,792,668
Gross Profit %	62%		61%

Operating expense increased approximately 8% to $2,269,823 for the three months ended September 30, 2024, from $2,102,128 for the same period in 2023. This increase of $167,695 is due to a $230,000 waste disposal expense included in General, Administrative, and Consulting Expenses in three months ended September 30, 2024 with no such expense in the same period in 2023. General, Administrative, and Consulting Expenses increased 28% due to building out the Medical Device segment as well as waste disposal expense. The increase of 12% in Research and Development cost is due to increased expenses related to product development during the three months ended September 30, 2024, as compared to the same period in 2023.

The following table presents a comparison of total operating expenses for the three months ended September 30, 2024 and 2023:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
Operating Costs and Expenses:	2024	2023	% change	$ change
Salaries and Contract Labor	$1,074,535	$1,152,987	(7%)	$(78,452)
General, Administrative and Consulting	1,082,937	848,597	28%	234,340
Research and Development	112,351	100,544	12%	11,807
Total operating expenses	$2,269,823	$2,102,128	8%	$167,695

Other income was $20,718 for the three months ended September 30, 2024 as compared to other income $22,873 for the same period in 2023. This is a decrease of $2,155, or approximately 9%.

Interest expense for the three months ended September 30, 2024 was $81,884, compared to $82,346 for the same period in 2023. This is a decrease of $462, or approximately 1%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended September 30, 2024 and 2023, we accrued dividends payable of $60,945 in each period, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

On September 25, 2024, with the approval of a majority of holders of the Series C Preferred Stock, the mandatory redemption date of the Series C Preferred was extended for an additional two years to February 28, 2027.

We had net income of $150,251 for the three months ended September 30, 2024 compared to net loss of $348,605 for the same period in 2023. This increase in net income of $498,856 that is largely the result of increased revenue in our Theranostics Products and Cobalt Products segments and increased gross profit percentages partially offset by the decrease in revenue in our Nuclear Medicine Standards Products segment coupled with continued investment in the start-up of our Medical Device Products segment for the three months ended September 30, 2024, as compared to the same period in 2023.

Theranostics Products. Revenue from the sale of theranostics products for the three months ended September 30, 2024 was $2,183,197, compared to $1,534,898 for the same period in 2023. This is an increase of $648,299, or approximately 42% during the three months ended September 30, 2024. The increase is the result of continued increased sales of our generic sodium iodide I-131 drug product. We expect continued sales growth for our Theranostics products going forward, primarily from the sale of our generic sodium iodide I-131 drug product and new sales of theranostic API product

Gross profit of theranostics products for the three months ended September 30, 2024 was $1,606,064, compared to $998,061 for the same period in 2023, and gross profit percentages were approximately 74% and 65% for the three months ended September 30, 2024 and 2023, respectively. This increased gross profit percentage was the result of better pricing for our raw material isotope and more efficient utilization of this raw material. Cost of sales for theranostics products increased to $577,133 for the three months ended September 30, 2024, as compared to $536,837 for the same period in 2023. This is an increase of $40,296, or approximately 8%, and was the result of the increase in revenue. Operating expense for this segment increased to $316,798 for the three months ended September 30, 2024, compared to $310,648 for the same period in 2023. This in an increase in operating expense of $6,150, or approximately 2%. This segment reported net income of $1,289,266 for the three months ended September 30, 2024, as compared to net income of $687,413 for the same period in 2023. The increase in net income of $601,853 is the result of increases in revenue and increased gross profit percentage.

Cobalt Products. Revenue from the sale of cobalt products for the three months ended September 30, 2024 was $814,845, compared to $328,978 for the same period in 2023. This represents an increase of $485,867, or approximately 148%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the three months ended  September 30, 2024, was $462,835, as compared to $118,921, for the same period in 2023. Gross profit for cobalt products for the three months ended  September 30, 2024 was  $352,010 compared to  $210,057 for the same period in 2023. This is an  increase of $141,953, or approximately  68%. Operating expense in this segment increased to  $403,815 for the three months ended  September 30, 2024, from  $119,344 for the same period in 2023. This is an  increase of $284,471, or approximately 238%. This  increase in operating expenses for the three months ended  September 30, 2024 is primarily the result of $230,000 of waste disposal costs that occurred during the three months ended September 30, 2024 with no comparable expense in the same period in  2023. We had a net loss for cobalt products of  $51,805 for the three months ended  September 30, 2024, as compared to a net income of  $90,713 for the same period in 2023. The decrease in net income of $142,518, or approximately 157%, was attributable to increased waste expense partially offset by the increase in sales and gross profit.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the three months ended September 30, 2024, was $926,402, compared to $1,054,680 for the same period in 2023. This represents a decrease in revenue of $128,278, or approximately 12%. The decrease is due to a global shortage of Cobalt-57 isotope during the three months ended September 30, 2024, which began in January of 2024. Due to this shortage of raw material and our inability to deliver products, we experienced extraordinary rates of cancellations of orders throughout FY2024, causing a loss of revenue of more than $300,000 during the nine months ended September 30, 2024.  In the third quarter of 2024 our supply of Cobalt-57 was restored, we have seen a sharp decrease in cancellations as we have been able to process backlogged orders. We expect an increase in revenue as we catch up on backlogged orders throughout the remainder of 2024 and into the first quarter of 2025 as our global isotope supply chain has been normalized.

Cost of sales for our nuclear medicine standards segment for the three months ended September 30, 2024, was $435,048, as compared to $470,130 for the same period in 2023. The decrease in cost of sales in the period-to-period comparison of $35,082, or 7%, was due to decreased revenue during the three-month period ended September 30, 2024, as compared to the same period in 2023. Gross profit for our nuclear medicine standards segment for the three months ended September 30, 2024 was $491,354 compared to $584,550 for the same period in 2023. This is a decrease in gross profit of $93,196, or approximately 16%.

Operating expense for this segment for the three months ended September 30, 2024 decreased to $451,835, from $509,834 for the same period in 2023. This is a decrease of $57,999, or approximately 11%, and is the result of the decreased sales activity in the segment. Net income for this segment for the three months ended September 30, 2024 was $39,519, compared to a net income of $74,716 for the same period in 2023. This is a decrease in net income of $35,197 and is the result of decreased revenue.

Medical Device Products. For the three months ended September 30, 2024 and September 30, 2023, we had no revenue for our Medical Device Products segment.

Operating expense for this segment for the three months ended September 30, 2024 was $167,451 with no operating expenses in the same period in 2023. Expenses include costs for labor, professional services, and research and development related to the startup of this new business segment as no commercial activities have begun.

Fluorine Products. For the three months ended September 30, 2024 and September 30, 2023, we had no revenue for our fluorine products segment.

During the three months ended September 30, 2024, we incurred $26,095 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $27,870 for the same three-month period in 2023.

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

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Revenue for the nine months ended September 30, 2024 was $9,998,135 as compared to $9,120,256 for the same period in 2023, an overall increase of $877,879, or approximately 10%. This increase in revenue was the result of increased revenues in our Theranostics Products and Cobalt Products partially offset by decreased revenue in our Nuclear Medicine Standards segment due to a global shortage of Cobalt-57 isotope, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the nine months ended September 30, 2024 and September 30, 2023:

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
Sale of Product	2024	2023	$ change	% change
Theranostics Products	$6,257,410	$5,033,337	$1,224,073	24%
Cobalt Products	1,641,012	935,544	705,468	75%
Nuclear Medicine Standards	2,099,713	3,151,375	(1,051,662)	-33%
Medical Device Products	—	—	—	—%
Fluorine Products	—	—	—	100%
Total Consolidated	$9,998,135	$9,120,256	$877,879	10%

Cost of sales decreased to $3,665,085 for the nine months ended September 30, 2024 from $3,704,939 for the same period in 2023. This is a decrease of $39,854, or approximately 1%. The decrease in cost of sales in the nine-month comparison was primarily due to the increased gross profit percentages in our segments, as discussed in detail below. Gross profit for the nine months ended September 30, 2024 was $6,333,050, compared to $5,415,317 for the same period in 2023. This represents an increase in gross profit of $917,733, or approximately 17%.

The following table presents cost of sales and gross profit data for each of our business segments for the nine months ended :

	For the nine		For the nine
	months ended	% of	months ended	% of
	September 30,	Total Sales	September 30,	Total Sales
	2024	2024	2023	2023
Total Sales	$9,998,135		$9,120,256
Cost of Sales
Theranostics Products	$1,758,735	18%	$1,764,237	19%
Cobalt Products	901,546	9%	456,280	5%
Nuclear Medicine Standards	1,004,804	10%	1,484,422	16%
Medical Device Products	—	—%	—	—%
Fluorine Products	—	—%	—	—%
Total Segments	3,665,085	37%	3,704,939	41%

Gross Profit	$6,333,050		$5,415,317
Gross Profit %	63%		59%

Operating expense increased approximately 8% to $6,599,765 for the nine months ended September 30, 2024, from $6,100,809 for the same period in 2023. This increase of $498,956 is due to a 20% increase in General, Administrative, and Consulting Expenses and a 20% increase in Research and Development costs which was offset by a 3% decrease in Salaries and Contract Labor Expenses. The increase in General, Administrative, and Consulting Expenses is primarily the result of increased professional expenses for building out Medical Device segments and waste disposal expenses that occurred during the nine months ended September 30, 2024, as compared to the same period in 2023. We had one-time professional expenses of approximately $200,000 during the nine months ended September 30, 2024 related to legal consulting and root cause audits for NRC enforcement and settlement for a violation that occurred in 2022, and we had $230,000 of waste disposal expenses. The increase in Research and Development cost is due to increased expenses related to product development during the nine months ended September 30, 2024, as compared to the same period in 2023. Research and Development cost includes approximately $150,000 of legal fees related to one-time licensing and intellectual property expense in the three months ended September 30, 2024. The decrease in Salaries and Contract Labor Expenses is primarily due to decreased officer compensation.

The following table presents a comparison of total operating expense for the nine months ended September 30, 2024 and September 30, 2023:

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
Operating Costs and Expenses:	2024	2023	% change	$ change
Salaries and Contract Labor	$2,976,880	$3,072,348	(3%)	$(95,468)
General, Administrative and Consulting	3,133,557	2,620,449	20%	513,108
Research and Development	489,328	408,012	20%	81,316
Total operating expenses	$6,599,765	$6,100,809	8%	$498,956

Other income was $176,094 for the nine months ended September 30, 2024 as compared to $123,803 for the same period in 2023. This is an increase of $52,291, or approximately 42%, was due to an increase in miscellaneous income partially offset by $63,000 of other expense for NRC fines. We have taken extensive internal actions to mitigate the risk of any similar violations and penalties occurring again. These matters have been finalized with the NRC.

Interest expense for the nine months ended September 30, 2024 was $244,695, compared to $247,542 for the same period in 2023. This is a decrease of $2,847, or approximately 1%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the nine months ended September 30, 2024 and 2023, we accrued dividends payable of $151,008 for the nine months ended September 30, 2024 and 2023, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

On September 25, 2024, with the approval of a majority of holders of the Series C Preferred Stock, the mandatory redemption date of the Series C Preferred was extended for an additional two years to February 28, 2027.

Our net loss for the nine months ended September 30, 2024, was $237,245 compared to net loss of $759,961 for the same period in 2023. This is a decrease in net loss of $522,716, or approximately 69% improvement, that is largely the result of increased revenue in our Theranostics Products and Cobalt Products segments and increased gross profit percentages partially offset by the decrease in revenue in our Nuclear Medicine Standards Products segment coupled with continued investment in the start-up of our Medical Device Products segment for the nine months ended September 30, 2024, as compared to the same period in 2023.

Theranostics Products. Revenue from the sale of theranostics products for the nine months ended September 30, 2024 was $6,257,410, compared to $5,033,337 for the same period in 2023. This is an increase of $1,224,073, or approximately 24% during the nine months ended September 30, 2024. The increase is the result of continued growth in sales of our generic sodium iodide I-131 drug product. We expect this sales growth to continue for our Theranostics products going forward, primarily from the sale of our generic sodium iodide I-131 drug product and new sales of theranostic API product.

Gross profit of theranostics products for the nine months ended September 30, 2024 was $4,498,675, compared to $3,269,100 for the same period in 2023, an increase of 38%. Gross profit percentages were approximately 72% and 65% for the nine months ended September 30, 2024 and 2023, respectively. Cost of sales for theranostics products decreased to $1,758,735 for the nine months ended September 30, 2024, as compared to $1,764,237 for the same period in 2023. The increase in gross profit percentage was primarily the result of increased utilization and decreased pricing for our raw material isotope. Operating expense for this segment decreased to $1,024,555 for the nine months ended September 30, 2024, compared to $1,097,120 for the same period in 2023. This decrease in operating expense of $72,565, or approximately 7% was primarily due to decreased labor costs. This segment reported net income of $3,474,120 for the nine months ended September 30, 2024, as compared to net income of $2,171,980 for the same period in 2023. The increase in net income of $1,302,140 or 60% is the result of increases in revenue, increased gross profit percentage, and decreased expenses.

Cobalt Products. Revenue from the sale of cobalt products for the nine months ended September 30, 2024 was $1,641,012, compared to $935,544 for the same period in 2023. This represents an increase of $705,468, or approximately 75%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales and available of cobalt-60 raw material. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of sales for the nine months ended September 30, 2024, was $901,546, as compared to $456,280, for the same period in 2023. Gross profit for cobalt products for the nine months ended September 30, 2024 was $739,466 compared to $479,264 for the same period in 2023. This is an increase of $260,202 or approximately 54% and is attributable to increased revenue for the nine months ended September 30, 2024. Operating expense in this segment increased to $758,272 for the nine months ended September 30, 2024, from $361,156 for the same period in 2023. This is an increase of $397,116, or approximately 110%. This increase in operating expenses for the nine months ended September 30, 2024 is primarily the result of increased waste disposal costs including a $230,000 waste disposal expense that occurred during the nine months ended September 30, 2024 as compared to the same period in 2023. Our net loss for cobalt products was $18,806 for the nine months ended September 30, 2024, as compared to a net income of $118,108 for the same period in 2023. The decrease in net income of $136,914, or approximately 116%, was attributable to a $230,000 waste disposal expense partially offset by increased revenue and gross profit.

Nuclear Medicine Standards. Revenue from nuclear medicine products for the nine months ended September 30, 2024, was $2,099,713, compared to $3,151,375 for the same period in 2023. This represents a decrease in revenue of $1,051,662, or approximately 33%. The decrease is due to a global shortage of Cobalt-57 isotope during the nine months ended September 30, 2024 beginning in January 2024. Due to this shortage of raw material and inability to deliver products, we experienced extraordinary rates of cancellations of orders throughout FY2024, causing an overall loss of revenue of more than $300,000 during the nine months ended September 30, 2024. In the third quarter of 2024 our main supply of Cobalt-57 was restored. We have seen a sharp decrease in cancellations of orders, and we have been able to process through our backlogged orders. We expect increased revenue due to this backlog catch-up throughout the remainder of 2024 and potentially into the first quarter of 2025 as our global isotope supply chain has normalized.

Cost of sales for our nuclear medicine standards segment for the nine months ended September 30, 2024, was $1,004,804, as compared to $1,484,422 for the same period in 2023. The decrease in cost of sales in the period-to-period comparison of $479,618, or 32%, was due to decreased revenue during the nine-month period ended September 30, 2024, as compared to the same period in 2023. Gross profit for our nuclear medicine standards segment for the nine months ended September 30, 2024 was $1,094,909 compared to $1,666,953 for the same period in 2023 This is a decrease in gross profit of $572,044, or approximately 34%.

Operating expense for this segment for the nine months ended September 30, 2024 decreased to $1,423,652, from $1,453,724 for the same period in 2023. This is a decrease of $30,072, or approximately 2%. Net loss for this segment for the nine months ended September 30, 2024 was $328,743, compared to a net income of $213,229 for the same period in 2023. This is a decrease in net income of $541,972, or approximately 254% and is the result of decreased revenue.

Medical Device Products. For the nine months ended September 30, 2024 and September 30, 2023, we had no revenue for our Medical Device Products segment as no commercial activities have begun.

Operating expense for this segment for the nine months ended September 30, 2024 was $279,801 with no operating expenses in the same period in 2023. Expenses include costs for labor, professional services, and research and development related to the startup of this new business segment.

Fluorine Products. For the nine months ended September 30, 2024 and September 30, 2023, we had no operating revenue for our fluorine products segment.

During the nine months ended September 30, 2024, we incurred $80,941 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $79,004 for the same nine-month period in 2023.

During the nine months ended September 30, 2024, we received other income of $50,000 for payments related to the DUF6 Asset Sale. As compared to $7,920 of other income for the same nine-month period in 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, we had cash and cash equivalents of $2,372,983 as compared to $2,688,141 at December 31, 2023. This is a decrease of $315,158 or approximately 12%. For the nine months ended September 30, 2024, net cash provided by operating activities was $568,215 and for the nine months ended September 30, 2023, net cash provided in operating activities was $697,645. The decrease in cash provided by operating activities was a result of a one-time receipt of a tax refund receivable in 2023.

This decrease in cash and cash equivalents at period end is mainly due to a $484,000 transfer from cash and cash equivalents to restricted cash to fund an increase to our decommissioning funding plan. Total cash, cash equivalents, and restricted cash increased by $218,867 for the nine months ended September 30, 2024.

Inventories at September 30, 2024 totaled $845,041, and inventories at December 31, 2023 totaled $927,111. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Nuclear Medicine Products, and Medical Device Products segments. The decrease in revenue in the nine months ended September 30, 2024 was mostly due to decreased inventory of Cobalt-57 raw material and Cobalt-57 finished goods due to the global shortage of Cobalt-57.

Cash used in investing activities was $231,307 for the nine months ended September 30, 2024, and cash used in investing activities was $550,629 for the same period in 2023. The cash used in both periods was for the purchase of equipment offset by sales of equipment.

Cash used in financing activities was $118,041 during the nine months ended September 30, 2024, and cash provided by financing activities for the same period in 2023 was $403,665. During the nine months ended September 30, 2024, cash paid for interest was $157,320 as compared to cash paid for interest of $159,926. the for the same nine-month period in 2023. Additionally, during the nine months ended September 30, 2024, we received $8,627 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $7,127 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in 2023. During the nine months ended September 30, 2024, principal payments on notes payable were $124,364, as compared to $50,792 for the same period in 2023.

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

On September 25, 2024, with the approval of a majority of holders of the Series C Preferred Stock, the mandatory redemption date of the Series C Preferred was extended for an additional two years to February 28, 2027.

Total increase in cash for the nine months ended September 30, 2024, was $218,867 compared to a cash increase of $550,681 for the same period in 2023.

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

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In June 2014, pursuant to a modification, the maturity date was extended to December 31, 2017. In February 2017, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2020, with all remaining terms unchanged. In December 2019, the 2013 Promissory Note was further modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At September 30, 2024, accrued interest payable on the 2013 Promissory Note was $324,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At September 30, 2024, accrued interest on the 2018 Promissory Note totaled $46,370.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At September 30, 2024, the accrued interest on the 2019 Promissory Note totaled $189,131.

In June 2023, we executed an asset purchase agreement with AMICI, Inc. for purchase of medical devices and related assets and intellectual property rights. As part of the asset purchase agreement, we entered a promissory agreement for $427,100. According to the terms of the agreement, we are to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At September 30, 2024, the balance of this agreement was $302,100.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5

Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock International Isotopes Inc., dated September 26, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2024).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed on May 1, 1997 (Registration No. 333-26269)).

31.1*	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024	International Isotopes Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer