Form 10-K/A
period 2024-12-31
INTERNATIONAL ISOTOPES INC
filed 2025-04-30
CIK 1038277

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

As of April 28, 2025, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 526,266,791 shares.

Documents Incorporated by Reference: None

Auditor Firm ID: 457 Auditor Name: Haynie & Company Auditor Location: Salt Lake City, Utah

EXPLANATORY NOTE

International Isotopes Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors (the "Board") currently consists of four members. Information concerning our executive officers and members of our Board as of  April 30, 2025 is set forth below.

Name	Title/Position	Age
Directors and Executive Officers:
Christopher Grosso	Chairman of the Board	57
Dr. Robert Atcher	Director	73
Steve T. Laflin	Director	68
Shahe Bagerdjian	President, Chief Executive Officer and Director	41
W. Matthew Cox	Chief Financial Officer and Secretary	41

Key Employee:
John Miller	Radiation Safety and Regulatory Manager	60

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

Steve T. Laflin has served as a director since June 2001. From August 2001 to September 2023, Mr. Laflin served as our President and Chief Executive Officer. Since September 2023, Mr. Laflin has served as a consultant to the Company. Mr. Laflin was also a member of RadQual until its sale to the Company in July 2021. From 1996 to 2001, he served as President and General Manager of International Isotopes Idaho Inc., one of our subsidiaries. Mr. Laflin received a B.S. in Physics from Idaho State University and has been employed in various senior engineering and management positions in the nuclear industry since 1992. In addition to his institutional knowledge from his long tenure of service to us and his position as an executive officer, Mr. Laflin’s significant engineering and management background in the nuclear industry is invaluable to the Board.

Shahe Bagerdjian has served as our President since April 2023 and as our Chief Executive Officer since September 2023. Previously, Mr. Bagerdjian held various positions at Global Medical Solutions (GMS), a leading manufacturer and provider of radiopharmaceuticals and diagnostic imaging products for applications in nuclear medicine, from March 2012 to April 2023, most recently as Senior Vice President - Operations & Business Development. During his time at GMS, Mr. Bagerdjian was responsible for implementing the short- and long- term strategy for the business as well as the day-to-day operations and other functions, including sales, engineering, quality, regulatory, compliance, logistics, finance, legal and human resources. Mr. Bagerdjian received Bachelor of Science degrees in Business Law and Finance from California State University, Northridge. In addition to his knowledge and experience from his service as our President and Chief Financial Officer, Mr. Bagerdjian’s significant background in the nuclear medicine industry is invaluable to the Board.

Executive Officers and Key Employee

Shahe Bagerdjian. Mr. Bagerdjian’s biographical information is set forth above under the heading “Directors.”

W. Matthew Cox has served as our Chief Financial Officer and Secretary since September 2019. Previously, Mr. Cox served as our Controller from April 2019 until September 2019. Prior to this role, Mr. Cox served as Controller for DL Beck Inc., a commercial general contractor, from August 2016 to March 2019, and as a Ranch Analyst for Riverbend Ranch, a large, registered Angus cattle ranch, from December 2013 to August 2016. From October 2008 to December 2013, Mr. Cox served in various accounting roles for Kingston Companies, a privately-held conglomerate of companies in the agriculture, trucking, and real estate development businesses, and John & John PLLC, a public accounting firm. Mr. Cox received a Bachelor of Science degree in accounting from Brigham Young University – Idaho and an MBA from the University of Illinois - Urbana Champaign. Mr. Cox is a Certified Public Accountant licensed in the State of Idaho.

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

Family Relationships

There are no family relationships among any of our directors and executive officers.

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

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board, which is available in the Investor Center section of our website at www.intisoid.com.

The Audit Committee assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of any internal audit function and our independent registered public accounting firm. The Audit Committee is comprised of two members, Christopher Grosso and Dr. Robert Atcher, with Mr. Grosso serving as the chairman. Each of Mr. Grosso and Dr. Atcher is an “independent” director for audit committee service under Nasdaq listing rules and applicable SEC rules and regulations. The Board has determined that each of Mr. Grosso and Dr. Atcher are “audit committee financial experts” based on their prior experience as disclosed in their respective biographies above.

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

Insider Trading Arrangements and Policies

The Board has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities, and the securities of publicly traded companies with whom we have a business relationship, by our directors, officers, employees and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations furnished to us that no other reports were required, we believe that all reports of our officers, directors and persons who beneficially own more than 10% of our common stock required under Section 16(a) were timely filed during the year ended December 31, 2024, except for (i) one Form 4 for Shahe Bagerdjian related to tax withholding obligations upon vesting of a restricted stock unit award on April 17, 2024, (ii) one Form 4 for Chris Grosso related to shares issued in lieu of cash at the option of the holder for dividend payable on February 17, 2024, and (iii) one Form 4 for Chris Grosso related to a stock option grant on October 30, 2024.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2024 and 2023.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)
Shahe Bagerdjian(3)	2024	294,572	64,510	70,500	—	120	429,702
President, Chief Executive Officer	2023	190,978	2,048	150,000	—	24,293	367,319
Matthew Cox	2024	147,445	379	—	712	118	148,654
Chief Financial Officer and Secretary	2023	138,483	7,580	—	13,083	107	159,253

(1)

The amounts included under the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of the option and stock awards granted in each respective fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of any estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2)	Consists of (i) moving expense reimbursement for Mr. Bagerdjian in 2023, and (ii) life insurance premiums paid by the Company for each of our named executive officers.

(3)	Mr. Bagerdjian was named as our President in May 2023 and as our Chief Exertive Officer in September 2023.

Narrative Disclosure to Summary Compensation Table

Shahe Bagerdjian Employment Agreement.  In December 2023, we entered into an Executive Employment Agreement, (the “Bagerdjian Employment Agreement”) with Mr. Bagerdjian to originally serve as consultant to the Company, then later as our President and Chief Executive Officer, subject to Board appointment and approval. Pursuant to the Bagerdjian Employment Agreement, Mr. Bagerdjian will initially be paid a base salary of $285,000 with modest annual increases to his base salary during the term of the Bagerdjian Employment Agreement. He is also eligible to receive an annual bonus each year targeted at 20% of then-current annual base salary, at the discretion of the Board. Mr. Bagerdjian initially received a restricted stock unit (“RSU”) grant of 6,500,000 RSUs, vesting over a three-year term, with an additional grant of 2,500,000 immediately-vested RSUs upon his commencement of service as Chief Executive Officer. Mr. Bagerdjian is eligible for certain relocation expense reimbursement and general participation in the Company’s employee benefit plans and programs, and is also subject to confidentiality, non-compete, nonsolicitation and non-disparagement provisions under his employment agreement.

Upon his termination of employment with the Company for any reason, the Company shall pay Mr. Bagerdjian all accrued and unpaid base salary and benefits through the date of termination In addition, in the event of termination without “Cause” (as defined in the Bagerdjian Employment Agreement), subject to the execution of a severance agreement and general release of claims, Mr. Bagerdjian will be entitled to a severance package consisting of (a) the greater of (i) his current annual base salary for six (6) months following termination or (ii) the amount that would be provided by the severance guidelines that are prevailing at the time of termination, (b) a pro-rata portion of the current year’s bonus, and (c) accelerated vesting of any outstanding RSUs granted to the Mr. Bagerdjian.

2024 Equity Grants.

Shahe Bagerdjian – In September 2024, in conjunction with his annual bonus, the Board awarded Mr. Bagerdjian an additional bonus of 350,000 immediately-vested RSUs.

W. Matthew Cox – In April 2024, Mr. Cox was granted 25,000 stock options. These options were awarded for Mr. Cox's 5-year work anniversary, which is a standard award in accordance with the Company's award policy. The options have an exercise price of $0.04 per share and vest over five years beginning with the first anniversary of the grant date.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number and estimated value of outstanding stock awards held by each of our named executive officers as of December 31, 2024.

		Option Awards				Stock Awards
		Number of	Number of			Number of
		Securities	Securities			Shares or	Market Value
		Underlying	Underlying	Option		Units of	of Shares or
		Unexercised	Unexercised	Exercise	Option	Stock that	Units of Stock
		Options (#)	Options (#)	Price	Expiration	Have Not	that Have Not
Name	Grant Date	Exercisable	Unexercisable	($)	Date	Vested	Vested(1)
Shahe Bagerdjian	5/10/2023(2)	—	—	—	—	5,000,000	$ 150,000
Matthew Cox	4/22/2019	187,500	—	$0.04	4/22/2029	—	—
	8/19/2021(3)	120,000	80,000	$0.04	8/19/2031	—	—
	2/21/2022(4)	750,000	250,000	$0.04	2/21/2032	—	—
	3/3/2023(4)	200,000	300,000	$0.04	3/3/2033	—	—
	4/22/2024(3)	—	25,000	$0.04	4/22/2034

(1)	Market value is based on the last bid price of our common stock on December 31, 2024 ($0.03 per share).
(2)	Represents RSUs which vest as to 2,000,000 RSUs vest on April 17, 2025, and 3,000,000 RSUs vest on April 17, 2026.
(3)	The option vests in five equal annual installments beginning on the first anniversary of the grant date.
(4)	The option vests in five equal annual installments beginning on the grant date.

Termination and Change in Control Arrangements

Under our Amended and Restated 2015 Incentive Plan (the “2015 Plan”), to maintain all of the participants’ rights in the event of (i) a merger or consolidation where we are not the surviving company; (ii) the dissolution of the Company; or (iii) a transfer of all or substantially all of our assets, any outstanding options will become fully exercisable and vested to the full extent of the original grant and the plan administrator can provide a cash-out for awards in connection with the transaction. If any of these above events had occurred on December 31, 2024, based on the last reported bid price of $0.03 per share of our common stock as reported on the OTCQB on December 31, 2024, Mr. Cox would not have been entitled to receive any cash-out for unvested option awards. Mr. Bagerdjian would have been entitled to receive $150,000 for cash-out for unvested RSUs.

As described above, Mr. Bagerdjian is also entitled to certain payments upon the occurrence of certain events under his Employment Agreement. Upon his termination of employment with the Company for any reason, the Company shall pay Mr. Bagerdjian all accrued and unpaid base salary and benefits through the date of  termination In addition, in the event of termination without “Cause” (as defined in the Bagerdjian Employment Agreement), subject to the execution of a severance agreement and general release of claims, Mr. Bagerdjian will be entitled to a severance package consisting of (a) the greater of (i) his current annual base salary for six (6) months following termination or (ii) the amount that would be provided by the severance guidelines that are prevailing at the time of termination, (b) a pro-rata portion of the current year’s bonus, and (c) accelerated vesting of any outstanding RSUs granted to the Mr. Bagerdjian. In addition, upon a “change in ownership,” any outstanding RSUs due to Mr. Bagerdjian will vest immediately prior of such change of ownership. A change of ownership means, but is not limited to, the occurrence of one of the following: the sale, lease or disposition of 50% or more of any interest or assets in the Company or the merger into or with any other entity.

The following table quantifies the post-employment and “change of ownership” payments to Mr. Bagerdjian for the specified trigger events. All calculations assume that the termination of employment occurred on December 31, 2024.

	Change in	Termination without
Type of Compensation	Ownership	Cause
Cash – Base Salary	—	$157,000
Pro-Rate Current Year Bonus	—	$20,933
Accelerated Vesting of RSUs (1)	$150,000	$150,000
Total	$150,000	$327,933

(1)	Amount was calculated by multiplying the number of RSUs held on December 31, 2024, by the last bid price of our common stock on December 31, 2024 ($0.03 per share).

2024 Director Compensation

The following table sets forth information regarding compensation for each of our non-employee directors for the year ended December 31, 2024. We generally do not pay our non-employee directors retainer fees or other fees for service related to the Board or its committees. Equity awards may be granted to the members of the Board from time to time under our equity compensation plans. We also reimburse our non-employee directors for their costs associated with attending Board and committee meetings.

In connection with his appointment in August 2018, we entered into a Board of Directors Compensation Agreement with Dr. Atcher, pursuant to which Dr. Atcher receives compensation at an hourly rate of $250 per hour for the time spent in connection with his Board service, including any research work done at the Company’s request and attendance of professional meetings and conventions.

In connection with the end of his employment with the Company as President and Chief Executive Officer, in September 2023, we entered into a consulting agreement with Mr. Laflin. Pursuant to the consulting agreement, Mr. Laflin receives compensation at an hourly rate for time spent in support of the company's business operations, attendance of professional meetings and conventions, and travel time. All services must by identified or requested by Company management or our Board. Mr. Laflin's consulting agreement was effective through the end of 2024.

Mr. Bagerdjian does not receive any additional compensation for his service as a director. See “2024 Summary Compensation Table” above for the compensation earned by Mr. Bagerdjian.

	Fees Earned or	Option	Stock	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Christopher Grosso	—	—	41,980	—	41,980
Dr. Robert Atcher	—	—	—	—	—
Steve T. Laflin	—	—	—	—	—

As of December 31, 2024, the aggregate number of shares of common stock underlying outstanding stock option awards (for Mr. Grosso and Mr. Laflin) and RSUs (for Dr. Atcher) was as follows: Mr. Grosso - 5,500,000 shares; Dr. Atcher - 2,250,000 shares; and Mr. Laflin – 6,000,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 28, 2025by:

●	each person who, to our knowledge, beneficially owned more than 5% of our common stock on that date;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each entity or person is determined under the SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of April 28, 2025 through the exercise of any stock option or other right. For purposes of calculating each person’s or group’s percentage ownership, shares that the person or group has the right to acquire within 60 days of April 28, 2025 through the exercise of any stock option or other right are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as otherwise indicated, each person named in the tables below has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

Unless otherwise indicated, the address for all persons named below is c/o International Isotopes Inc., 4137 Commerce Circle, Idaho Falls, Idaho 83401.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Greater than 5% Shareholders:
Kennerman Associates Inc.(2)	234,864,948	42.4%
480 Broadway, Suite 310
Saratoga Springs, New York 12866
John M. McCormack and related parties(3)	109,725,591	20.7%
1303 Campbell Road
Houston, TX 77055
Directors and Named Executive Officers:
Robert Atcher(4)	2,750,000	*
Christopher Grosso(5)	65,333,235	12.2%
Steve T. Laflin(6)	18,786,700	3.6%
Shahe Bagerdjian	8,886,999	1.7%
Matthew Cox(7)	2,721,573	*
All Directors and Executive Officers as a Group (5 persons) (8)	98,478,507	18.1%

*	Less than 1%.

(1)	Percentage beneficially owned below is based on 526,266,791 shares of our common stock outstanding on April 28, 2025.

(2)

Based on a Schedule 13G/A filed with the SEC on April 30, 2025, reporting beneficial ownership as of December 31, 2024, for which Kennerman Associates, Inc. d/b/a Kershner Grosso & Co. has shared dispositive power and includes shares of various investment advisory clients and shares held by Christopher Grosso, a principal of Kennerman Associates, Inc. d/b/a Kershner Grosso & Co. and our Chairman of the Board.

(3)

Includes (i) 99,592,652 shares beneficially held by trusts for the benefit of Mr. McCormack’s family members, and (ii) 7,000,000 shares issuable upon conversion of our Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”).

(4)	Includes 2,000,000 shares subject to stock options currently exercisable or exercisable within 60 days April 28, 2025.

(5)

Includes (i) 4,500,000 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2025, and (ii) 5,040,000 shares issuable upon conversion of our Series C Preferred Stock, and (ii) 3,958,928 shares beneficially held by family members. Excludes 170,186,913 shares of common stock owned by various investment advisory clients of Kennerman Associates, Inc. d/b/a Kershner Grosso & Co.

(6)	Includes 6,000,000 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2025.

(7)	Includes 1,612,500 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2025.

(8)

Includes an aggregate of (i) 14,112,500 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2025, and (ii) 5,040,000 shares issuable upon conversion of our Series C Preferred Stock.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants: our Amended and Restated Employee Stock Purchase Plan (ESPP) and our 2015 Plan. Each of our equity compensation plans were previously approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	31,337,500	$0.05	21,009,925	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	31,337,500	$0.05	21,009,925	(1)

(1)

Includes 19,174,296 shares available for issuance under the 2015 Plan and 1,835,629 shares available for issuance under our ESPP. Shares available for issuance under the 2015 Plan may be granted in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights or any other form of equity compensation approved by the Board or the Compensation Committee.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions to which we were a party since December 31, 2024 in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Related Person Transactions

2018 Promissory Note

In April 2018, we borrowed $120,000 from our then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. Pursuant to an amendment to the 2018 Promissory Note in June 2018, the maturity date was extended to March 31, 2019 with all other provisions remaining unchanged. Pursuant to a second amendment to the 2018 Promissory Note in February 2019, the maturity date was extended to July 31, 2019 with all other provisions remaining unchanged. Pursuant to a third amendment to the 2018 Promissory Note in July 2019, the maturity date was extended to January 31, 2020 with all other provisions remaining unchanged. Pursuant to a fourth amendment to the 2018 Promissory Note in December 2019, the maturity date was extended to December 31, 2021, and the note was modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was further modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was further modified to extend the maturity date to January 31, 2025. In February 2024, the 2018 Promissory Note was further modified to extend the maturity date to March 31, 2026. At December 31, 2024, accrued interest on the note totaled $48,170.

2019 Promissory Note

In December 2019, we entered into a promissory note agreement with our then Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders (the 2019 Promissory Note). The 2019 Promissory Note authorizes us to borrow up to $1,000,000. As of December 31, 2019, we borrowed $675,000 under the 2019 Promissory Note; the remaining $325,000 was borrowed in February 2020. The 2019 Promissory Note is secured and bears interest at 4% per annum and has a maturity date of December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, a holder of the 2019 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In connection with the 2019 Promissory Note, we issued 30,000,000 Class O Warrants with a term of five years to purchase shares of our common stock at $0.045 per share (the Class O Warrants). All the Class O Warrants were exercised in January 2021. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was further modified to extend the maturity date to March 31, 2026. At December 31, 2024, accrued interest on the 2019 Promissory Note totaled $199,131.

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

Director Independence

The Board has determined that each of our current directors, other than Steve T. Laflin, is “independent” under listing rules of The Nasdaq Stock Market (“Nasdaq”).  Mr. Laflin is not considered independent because of his previous service in the last 3 years as an executive officer of the Company. Furthermore, the Board has determined that none of the members of either of our standing committees has a material relationship with us (either directly, through a family member or as a partner, executive officer or controlling shareholder of any organization that receives or makes payments from or to us) and each is “independent” within the meaning of Nasdaq’s director independence standards under Nasdaq listing rules.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination), scope and oversight of our independent auditors. Haynie & Company (“Haynie”), a registered public accounting firm, has served as our independent auditors since 2018.

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed by Haynie for the audit of our consolidated financial statements and for other services provided in the years ended December 31, 2024 and 2023. All of these services and fees were pre-approved by the Audit Committee.

Services Rendered	2023	2024
Audit Fees(1)	$114,252	$122,784
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$114,252	$122,784

(1)	For professional services for auditing our annual financial statements and reviewing the financial statements included in our other periodic reports filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee approved the Haynie to provide audit services and pre-approved all of the services and fees of our independent registered public accounting firms for 2023 and 2024.

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

19.1#	International Isotopes Inc. Insider Trading Policy

21.1#	Subsidiary list.

23.1#	Consent of Haynie & Company.

31.1#	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.PRE# XBRL Taxonomy Extension Presentation Linkbase Document

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

#	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2025.

INTERNATIONAL ISOTOPES INC.

By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer and Secretary