Form 10-Q
period 2025-03-31
INTERNATIONAL ISOTOPES INC
filed 2025-05-15
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the number of shares of common stock, $0.01 par value, outstanding was 526,385,637.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,645,663	$1,945,523
Accounts receivable	1,689,627	1,521,380
Inventories	723,524	820,893
Prepaids and other current assets	503,008	698,030
Total current assets	4,561,822	4,985,826

Long-term assets
Restricted cash	1,446,979	1,431,710
Property, plant and equipment, net	3,383,049	3,297,769
Capitalized lease disposal costs, net	626,992	639,286
Financing lease right-of-use asset	—	826
Operating lease right-of-use asset	2,830,201	2,047,733
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,332,339	3,373,563
Total long-term assets	13,003,815	12,175,142
Total assets	$17,565,637	$17,160,968

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$321,855	$861,883
Accrued liabilities	1,576,009	1,494,665
Unearned revenue	773,423	513,317
Current portion of operating lease right-of-use liability	186,613	150,532
Current portion of related party notes payable	1,620,000	—
Current installments of notes payable	153,305	308,399
Total current liabilities	4,631,205	3,328,796

Long-term liabilities
Accrued long-term liabilities	28,125	37,500
Related party notes payable, net of current portion	—	1,620,000
Notes payable, net of current portion	254,506	278,897
Asset retirement obligation	1,562,887	1,544,788
Operating lease right-of-use liability, net of current portion	2,686,247	1,940,979
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	8,594,765	9,485,164
Total liabilities	13,225,970	12,813,960

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 524,794,326 and 523,553,435 shares issued and outstanding respectively	5,247,943	5,235,534
Additional paid in capital	126,525,703	126,432,759
Accumulated deficit	(127,433,979)	(127,321,285)
Total equity	4,339,667	4,347,008
Total liabilities and stockholders' equity	$17,565,637	$17,160,968

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2025	2024

Sale of product	$3,238,900	$2,904,458
Cost of product	1,206,863	1,038,347
Gross profit	2,032,037	1,866,111

Operating costs and expenses:
Salaries and contract labor	1,119,326	940,503
General, administrative, and consulting	871,024	1,003,557
Research and development	106,703	188,247
Total operating expenses	2,097,053	2,132,307

Net operating loss	(65,016)	(266,196)

Other income (expense):
Other income	14,349	160,720
Interest income	21,824	32,728
Interest expense	(83,851)	(81,303)
Total other (expense) income	(47,678)	112,145
Net Loss	$(112,694)	$(154,051)

Net loss per common share - basic:	$—	$—
Net loss per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	524,082,026	520,167,183
Weighted average common shares outstanding - diluted	524,082,026	520,167,183

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(112,694)	$(154,051)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	97,945	101,447
Accretion of obligation for lease disposal costs	18,099	17,275
Equity based compensation	70,279	62,650
Right-of-use asset changes, net	(1,119)	(1,119)
Changes in operating assets and liabilities:
Accounts receivable	(168,247)	113,936
Inventories	97,369	(7,075)
Prepaids and other current assets	195,022	193,090
Accounts payable and accrued liabilities	(461,879)	41,805
Unearned revenues	260,106	44,486
Net cash (used in) provided by operating activities	(5,119)	412,444

Cash flows from investing activities:
Purchase of property, plant and equipment	(128,881)	(170,921)
Net cash used in investing activities	(128,881)	(170,921)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	3,894	1,479
Payments on financing lease	—	(755)
Proceeds from the issuance of notes payable	45,515	—
Principal payments on notes payable	(200,000)	(64,365)
Net cash used in financing activities	(150,591)	(63,641)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(284,591)	177,882
Cash, cash equivalents, and restricted cash at beginning of period	3,377,233	3,568,893
Cash, cash equivalents, and restricted cash at end of period	$3,092,642	$3,746,775

Supplemental disclosure of cash flow activities:
Cash paid for interest	$39,954	$155,168

Supplemental disclosure of noncash financing and investing transactions
Decrease in current installments of notes payable for issuance of stock	$25,000	$—
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$830,720	$—
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$6,180	$90,420

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$1,645,663	$2,368,496
Restricted cash included in long-term assets	1,446,979	1,378,279
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,092,642	$3,746,775

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2025

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2025	523,553,435	$5,235,534	$126,432,759	$(127,321,285)	$4,347,008
Shares issued under employee stock purchase plan	152,705	1,527	2,367	—	3,894
Stock in lieu of dividends on convertible preferred C	118,846	1,188	4,992	—	6,180
Stock for Amici	312,500	3,125	21,875	—	25,000
Shares issued for issuance of RSUs	250,000	2,500	(2,500)	—	—
Stock based compensation	406,840	4,069	66,210	—	70,279
Net loss	—	—	—	(112,694)	(112,694)
Balance, March 31, 2025	524,794,326	$5,247,943	$126,525,703	$(127,433,979)	$4,339,667

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2024

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2024	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625
Shares issued under employee stock purchase plan	43,495	435	1,044	—	1,479
Stock in lieu of dividends on convertible preferred C	1,808,400	18,084	72,336	—	90,420
Shares issued for issuance of RSUs	250,000	2,500	(2,500)	—	—
Stock based compensation	—	—	62,650	—	62,650
Net loss	—	—	—	(154,051)	(154,051)
Balance, March 31, 2024	521,889,765	$5,218,898	$126,302,135	$(127,483,910)	$4,037,123

See accompanying notes to the condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries, including International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; International Isotopes Transportation Services, Inc., an Idaho corporation; RadQual, LLC, a limited liability company (RadQual); RadVent, LLC, a limited liability company; Radnostix, LLC, a limited liability company; and TI Services, LLC, a limited liability company (TI Services). RadQual is a global supplier of molecular imaging quality control and calibration devices, and is based at INIS headquarters in Idaho Falls, Idaho. TI Services is headquartered in Boardman, Ohio and distributes products for nuclear medicine, nuclear cardiology, and Positron Emission Tomography (PET) imaging. INIS, and its wholly-owned subsidiaries are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – The Company manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and an FDA-approved radiopharmaceutical drug product. The Company also holds several patents for a fluorine extraction process that would be used in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of five major business segments: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Devices, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho. For 2025, the Company’s business consists of five business segments: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Device Products, and Fluorine Products. The Company’s headquarters and all manufacturing operations are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Recent Accounting Pronouncements – In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three months ended March 31, 2025, the Company reported a net loss of $112,694 and net cash used in operating activities of $5,119. During the three months ended March 31, 2024, the Company reported net loss of $154,051 and net cash provided by operating activities of $412,444.

During the three months ended March 31, 2025, the Company continued its focus on its strongest long-standing core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Cobalt Products, and Nuclear Medicine Standards, and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the start-up of its Medical Device segment which includes assets purchased from AMICI, Inc. (AMICI) in 2023 and investing into an EasyFill Automated Iodine Capsule System.

The Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. On February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land. The Company expects to close the agreement within 24 months of signing. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties. Proceeds from this sale would be $12.5 million in total.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2025, the Company had 26,512,500 stock options outstanding, 5,000,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three months ended March 31, 2024, the Company had 25,812,500 stock options outstanding, 6,750,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended
	March 31,	March 31,
	2025	2024
Weighted average common shares outstanding - basic	524,082,026	520,167,183

Effects of dilutive shares
Stock Options	—	—
Series C Preferred Stock	—	—
Weighted average common shares outstanding - diluted	524,082,026	520,167,183

The table below summarizes common stock equivalents outstanding at March 31, 2025 and March 31, 2024:

	March 31,
	2025	2024
Stock options	26,512,500	25,812,500
Restricted Stock Units	5,000,000	6,750,000
Shares of Series C Preferred Stock	40,630,000	40,630,000
	72,142,500	73,192,500

(4)       Investment and Business Consolidation

In June 2023, the Company acquired several medical devices with related assets and intellectual property rights from AMICI and has been working on FDA 510k transfers, and start-up of manufacturing. In January 2025, the parties amended the Asset Purchase Agreement whereby the Company received additional product rights and related assets to make up for a shortfall by AMICI in deliverable assets originally contemplated in the Asset Purchase Agreement.

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

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2025 and 2024, the Company issued 152,705 and 43,495 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $3,894 and $1,479, respectively. As of  March 31, 2025, 1,682,924 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At March 31, 2025, there were 18,342,456 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  March 31, 2025, and changes during the three months ended March 31, 2025, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2024	26,087,500	$0.05	6.1
Granted	425,000	0.04
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2025	26,512,500	0.05	5.9	$235,375
Exercisable at March 31, 2025	19,967,500	$0.05	4.9	$157,275

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.05 per share on March 31, 2025.

As of  March 31, 2025, there was $91,286 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.71 years.

Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $70,279 and $62,650, respectively.

During the three months ended March 31, 2025, the Company granted an aggregate of 425,000 qualified stock options to 5 of its employees. These options vest over a five-year period with the first vesting on the first anniversary of the date of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 and $0.05 per share. The options issued during the three months ended March 31, 2025 have a fair value of $12,444, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 4.36% to 4.47%, expected dividend yield rate of 0%, expected volatility of 75.77% to 81.30% and an expected life between 5 and 7 years.

Restricted Stock Units outstanding as of  March 31, 2025, and changes during the three months ended March 31, 2025, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2024	5,250,000	$0.04
Granted	—
Vested and Exercised	(250,000)	0.04
Forfeited / Cancelled	—
Outstanding at March 31, 2025	5,000,000	$0.04

As of  March 31, 2025, there was $43,685 of unrecognized compensation expense related to Restricted Stock Units that will be recognized over a weighted-average period of 1.00 years.

Preferred Stock

At March 31, 2025, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 28, 2027 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the three months ended March 31, 2025 and 2024, dividends paid to holders of the Series C Preferred Stock totaled $37,800 and $243,030 respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2025 and 2024, the Company issued 118,846 shares of common stock in lieu of a dividend payment of $6,180. $37,800 of dividend payable was settled with cash. The remaining balance of $199,800 was outstanding as of March 31, 2025 pending receipt of information from shareholders and will be settled in the second quarter of 2025.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2025, accrued interest payable on the 2013 Promissory Note was $339,234.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2025, accrued interest on the 2018 Promissory Note totaled $49,970.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2025, the accrued interest on the 2019 Promissory Note totaled $209,131.

In June 2023, the Company executed an asset purchase agreement with AMICI for the purchase of medical devices and related assets and intellectual property rights. In Connection with the asset purchase agreement, the Company entered a promissory note agreement for $427,100 with AMICI. According to the terms of the note, the Company is required to pay AMICI a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At March 31, 2025, the balance of this note was $217,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

Sales to the Company’s top three customers for the three months ended March 31, 2025 were approximately 32% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign. Approximately 17% of the Company's total gross revenue was from sales from a single customer as part of our Theranostics Products segment.

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

Sales of our most predominant Theranostics Products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon Theranostics Products sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary. In the three-months ended March 31, 2025, we experienced a short supply interruption from our key raw material supplier.  The Company has identified additional suppliers, with anticipated regulatory approvals for those suppliers later this year and continue to search for additional means to produce and procure certain critical isotopes.

The Nuclear Medicine Reference and Calibration Standard products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales. Beginning in the three months ended  March 31, 2024, there was a global shortage of Cobalt-57 isotopes, a key isotope for this business segment that resulted in significant lost sales. In the third quarter of 2024 our main supply of Cobalt-57 was restored, and our global isotope supply chain has normalized. In three months ended  March 31, 2025, a global outage of Gadolinium-153 isotopes, a key isotope for this business segment, resulted in significant lost sales. While the Company continues to work with industry to restart supply of this key isotope, we are uncertain of the timeframe to restore supply.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit the processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch. At  March 31, 2025, the balance of this account was $1,446,979.

On February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land, for an aggregate purchase price of approximately $12.5 million, subject to conditions. The Company expects to close the agreement within 24 months of signing. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties. The Company has not recorded the value of this property as an asset and will not do so until such time that material changes to or sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

(8)      Revenue Recognition

Revenue from Product Sales

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2025, the Company reported current unearned revenue of $773,423. For the period ended December 31, 2024, the Company reported current unearned revenue of $513,317. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  March 31, 2025, and December 31, 2024, accounts receivable totaled $1,689,627 and $1,521,380, respectively.  For the three months ended March 31, 2025, the Company did not incur material impairment losses with respect to its receivables.

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

Beginning and January 2025, the Company entered into a new operating lease agreement for a second facility across the street for our main headquarters. The initial term of the lease is five years, ending December 2029 and includes the option to extend the lease for two additional terms of five years each. The monthly lease rate increases annually by 3% each year. The Company has the right of first refusal on this property that allows it to match any offer to purchase this property. The Company recorded an operating lease right-of-use asset and corresponding operating lease right-of-use liability of $830,720 for this lease based on a life of 15 years and incremental borrowing rate of 6.75%.

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$93,707	$71,777
Short-term operating lease costs	2,850	1,800
Financing lease expense:
Amortization of right-of-use assets	—	755
Interest on lease liabilities	—	44
Total financing lease expense	—	799
Total lease expense	$96,557	$74,376

Right-of-use assets obtained in exchange for new operating lease liabilities	$830,720	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	11.4	10.8
Weighted-average remaining lease term (years) - financing leases	—	0.7
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	—	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2025 (excluding the three-months ended March 31, 2025)	$281,121	—
2026	374,828	—
2027	374,828	—
2028	374,828	—
2029	374,828	—
Thereafter	2,328,178	—
Total minimum lease obligations	4,108,611	—
Less-amounts representing interest	(1,235,751)	—
Present value of minimum lease obligations	2,872,860	—
Current maturities	(186,613)	—
Lease obligations, net of current maturities	$2,686,247	$—

(10)        Segment Information

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

In 2025, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Device Products, and Fluorine Products. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2025	2024
Theranostics Products	$1,787,054	$1,905,082
Cobalt Products	72,450	233,968
Nuclear Medicine Standards	1,326,766	765,408
Medical Device Products	52,630	—
Fluorine Products	—	—
Total Segments	3,238,900	2,904,458
Corporate revenue	—	—
Total Consolidated	$3,238,900	$2,904,458

	Three months ended March 31,
Depreciation and Amortization	2025	2024
Theranostics Products	$8,209	$9,046
Cobalt Products	16,002	23,311
Nuclear Medicine Standards	29,880	32,978
Medical Device Products	—	—
Fluorine Products	26,095	26,095
Total Segments	80,186	91,430
Corporate depreciation and amortization	17,759	10,017
Total Consolidated	$97,945	$101,447

	Three months ended March 31,
Segment Income (Loss)	2025	2024
Theranostics Products	$876,994	$1,013,464
Cobalt Products	(148,226)	(66,325)
Nuclear Medicine Standards	267,563	9,497
Medical Device Products	(181,669)	(28,511)
Fluorine Products	(26,159)	21,249
Total Segments	788,503	949,374
Corporate loss	(901,197)	(1,103,425)
Net Income	$(112,694)	$(154,051)

	Three months ended March 31,
Expenditures for Segment Assets	2025	2024
Theranostics Products	$46,515	$93,924
Cobalt Products	12,835	—
Nuclear Medicine Standards	18,214	49,038
Medical Device Products	28,876
Fluorine Products	—	—
Total Segments	106,440	142,962
Corporate purchases	22,441	27,959
Total Consolidated	$128,881	$170,921

	March 31,	December 31,
Segment Assets	2025	2024
Theranostics Products	$1,214,813	$992,513
Cobalt Products	186,076	167,881
Nuclear Medicine Standards	2,769,890	2,928,814
Medical Device Products	607,523	553,117
Fluorine Products	4,849,644	4,875,738
Total Segments	9,627,946	9,518,063
Corporate assets	7,937,691	7,642,905
Total Consolidated	$17,565,637	$17,160,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 3, 2025 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

International Isotopes Inc., its wholly-owned subsidiaries (including RadQual, LLC, TI Services, LLC, RadVent, LLC, and Radnostix, LLC) (collectively, the "Company", "we", "our", or "us") manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We own 100% of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices. As TI Services, LLC is a 50/50 joint venture between the Company and RadQual, TI Services, LLC is also a wholly-owned subsidiary of the Company.

Our business consists of the following five business segments:

Theranostics Products. Our Theranostics Products segment (formerly called Radiochemical Products) includes production and distribution of various isotopically pure radiopharmaceuticals, APIs, and radiochemicals for medical, industrial, and research applications. The Company produces these products from radioisotopes supplied by its vendors. The Company produces and distributes various products in customized volumes, concentrations, chemical formulations, packages, and specifications tailored to meet FDA specifications or customer and market demands. The Company's FDA approved generic sodium iodide I-131 drug product is the only generic product of this type manufactured in the U.S. and offers customers an attractive domestic alternative to the single existing foreign commercial drug manufacturer. Additionally, this segment includes the Theranostics Products segment of our Radnostix China Joint Venture.

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that can provide all these unique services.

Nuclear Medicine Standards. Our Nuclear Medicine Standards segment consists of various sealed source calibration and reference products, including our own manufactured products, jointly manufactured products, and third-party products. These products are sold through our RadQual subsidiary for use with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging equipment, patient positioning, radiopharmacy and radiopharmaceutical CDMO lab equipment, pre-clinical imaging equipment, clinical trial or custom geometry applications, and calibration or operational testing of measuring and/or testing equipment industry. Nuclear Medicine Standards products include flood sources, dose calibrators, cylinder phantoms, rod sources, line sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. Pre-clinical products include distribution of fillable sources from Phantech and pre-clinical sealed sources via our PhanQual joint venture with Phantech. Calibration & Reference sources include RadQual products for nuclear pharmacies and related lab equipment; the Company also distributes non-medical sources manufactured by its partner, ORANO LEA. The Nuclear Medicine Standards segment also commercializes bulk isotope sales, medical devices, shielding, and accessories related to the Company's sealed source products.

Medical Devices Our Medical Devices segment was started in 2024 from assets previously reported as part of the Nuclear Medicine Standards segment. The products for the Medical Devices segment are currently under development. In 2022 the Company entered a joint venture to develop the EasyFill Automated Capsule System, a robotic lab device to be paired with its Theranostics Products. The EasyFill is still in the developmental stage. In 2023, the Company entered an asset purchase agreement with AMICI, Inc. (AMICI) to purchase manufacturing molds, device registrations, trademarks, and all production rights to several AMICI diagnostic and therapeutic products for lung ventilation; this included the Swirler Radioaerosol System and Tru-Fit mouthpiece products. In January 2025, as part of an amendment to the AMICI asset purchase agreement, the Company received the manufacturing molds, device registrations, trademarks, and all production rights to the AMICI line of Xenon System products. The products that will use these acquired assets from AMICI are currently under development and are expected to be released in the second half of 2025 to be sold through its RadVent subsidiary. In 2024, the Company's Medical Devices segment entered into a distribution and servicing agreement with Scintomics for its complete line of radiosynthesis modules

Fluorine Products. We established the Fluorine Products segment in 2004 in conjunction with the development and operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico. Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work for this project on hold. On February 8, 2024, we entered into a definitive agreement to sell all of our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, for an aggregate purchase price of approximately $12.5 million, subject to conditions. We expect to close the agreement within 24 months of signing. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Sale of Product for the three months ended March 31, 2025 was $3,238,900 as compared to $2,904,458 for the same period in 2024, an overall increase of $334,442, or approximately 12%. This increase in sales was the result of increased revenue in our Nuclear Medicine Standards segment partially offset by decreased sales in our Theranostics Products and Cobalt Products, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2025 and 2024:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
Sale of Product	2025	2024	$ change	% change
Theranostics Products	$1,787,054	$1,905,082	$(118,028)	-6%
Cobalt Products	72,450	233,968	(161,518)	-69%
Nuclear Medicine Standards	1,326,766	765,408	561,358	73%
Medical Device Products	52,630	—	52,630	—%
Fluorine Products	—	—	—	—%
Total Consolidated	$3,238,900	$2,904,458	$334,442	12%

Cost of product increased to $1,206,863 for the three months ended March 31, 2025 from $1,038,347 for the same period in 2024. This is an increase of $168,516, or approximately 16%. The increase in cost of product in the three-month comparison was primarily due to the increased sales in the same period. Gross profit for the three months ended March 31, 2025 was $2,032,037, compared to $1,866,111 for the same period in 2024. This represents an increase in gross profit of $165,926, or approximately 9%.

The following table presents cost of product and gross profit data for each of our business segments for the three months ended March 31, 2025 and March 31, 2024:

	For the three		For the three
	months ended	% of	months ended	% of
	March 31,	Total Sales	March 31,	Total Sales
	2025	2025	2024	2024
Total Sales	$3,238,900		$2,904,458
Cost of Sales
Theranostics Products	$505,168	16%	$576,411	20%
Cobalt Products	38,872	1%	109,036	4%
Nuclear Medicine Standards	615,470	19%	352,900	12%
Medical Device Products	47,353	1%
Fluorine Products	—	—%	—	—%
Total Segments	$1,206,863	37%	$1,038,347	36%

Gross Profit	$2,032,037		$1,866,111
Gross Profit %	63%		64%

Total operating expenses decreased approximately 2% to $2,097,053 for the three months ended March 31, 2025, from $2,132,307 for the same period in 2024. This decrease of $35,254 is due to decreased General, Administrative, and Consulting expenses due to reduced professional fees and decreased Research and Development expenses due to reduced legal expenses in three months ended March 31, 2025, partially offset by an increase in Salaries and Contract Labor expenses due to increased headcount and increased payrates.

The following table presents a comparison of total operating expenses for the three months ended March 31, 2025 and 2024:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
Operating Costs and Expenses:	2025	2024	% change	$ change
Salaries and Contract Labor	$1,119,326	$940,503	19%	$178,823
General, Administrative and Consulting	871,024	1,003,557	(13%)	(132,533)
Research and Development	106,703	188,247	(43)%	(81,544)
Total operating expenses	$2,097,053	$2,132,307	-2%	$(35,254)

Other income was $14,349 for the three months ended March 31, 2025 as compared to other income $160,720 for the same period in 2024. This is a decrease of $146,371, or approximately 91% that was due to a decrease in miscellaneous income.

Interest expense for the three months ended March 31, 2025 was $83,851, compared to $81,303 for the same period in 2024. This is an increase of $2,548, or approximately 3%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2025 and 2024, we accrued dividends payable of $60,945 in each period, which have been recorded as interest expense. See Note 7 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

We had a net loss of $112,694 for the three months ended March 31, 2025 compared to net loss of $154,051 for the same period in 2024. This increase in net income of $41,357 is largely the result of increased sales in our Nuclear Medicine Standards Products segment and increased gross profit percentages partially offset by the decrease in sales in our Theranostics Products and Cobalt Products segments for the three months ended March 31, 2025, as compared to the same period in 2024.

Theranostics Products. Sales of Theranostics Products for the three months ended March 31, 2025 was $1,787,054, compared to $1,905,082 for the same period in 2024. This is a decrease of $118,028, or approximately 6% during the three months ended March 31, 2025. The decrease is the result of a two-week temporary supplier outage during the three months ended March 31, 2025. We expect continued sales growth for our Theranostics Products going forward, primarily from the sale of our generic sodium iodide I-131 drug product and new sales of theranostic API product

Gross profit of Theranostics Troducts for the three months ended March 31, 2025 was $1,281,886, compared to $1,328,671 for the same period in 2024, and gross profit percentage was approximately 72% for both periods. Cost of product for Theranostics Products decreased to $505,168 for the three months ended March 31, 2025, as compared to $576,411 for the same period in 2024. This is a decrease of $71,243, or approximately 12%, and was the result of the decreased sales. Operating expenses for this segment increased to $404,892 for the three months ended March 31, 2025, compared to $315,207 for the same period in 2024. This in an increase in operating expenses of $89,685, or approximately 28%. This segment reported net income of $876,994 for the three months ended March 31, 2025, as compared to net income of $1,013,464 for the same period in 2024. The decrease in net income of $136,470 is the result of decreases in sales due to a temporary supplier outage and increased operating expenses.

Cobalt Products. Sales of cobalt products for the three months ended March 31, 2025 was $72,450, compared to $233,968 for the same period in 2024. This represents a decrease of $161,518, or approximately 69%. The decrease was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of product for the three months ended  March 31, 2025, was $38,872, as compared to $109,036, for the same period in 2024. Gross profit for cobalt products for the three months ended  March 31, 2025 was  $33,578 compared to  $124,932 for the same period in 2024. This is a  decrease of $91,354, or approximately  73%. Operating expense in this segment were  $181,804 for the three months ended  March 31, 2025, compared to  $191,257 for the same period in 2024. We had a net loss for cobalt products of  $148,226 for the three months ended  March 31, 2025, as compared to a net loss of  $66,325 for the same period in 2024. The decrease in net income of $81,901, or approximately 123%, was attributable timing of cobalt sealed source manufacturing.

Nuclear Medicine Standards. Sales from nuclear medicine products for the three months ended March 31, 2025, was $1,326,766, compared to $765,408 for the same period in 2024. This represents an increase in sales of $561,358, or approximately 73%. The increase was due to a global shortage of Cobalt-57 isotope during the three months ended March 31, 2024 with no such shortage in the three months ended March 31, 2025. The Cobalt-57 shortage began in January of 2024 and was restored in the third quarter of 2024. We added additional suppliers of Cobalt-57 in 2024.

Cost of product for our nuclear medicine standards segment for the three months ended March 31, 2025, was $615,470, as compared to $352,900 for the same period in 2024. The increase in cost of sales in the period-to-period comparison of $262,570, or 74%, was due to increased sales during the three-month period ended March 31, 2025, as compared to the same period in 2024. Gross profit for our nuclear medicine standards segment for the three months ended March 31, 2025 was $711,296 compared to $412,508 for the same period in 2024. This is an increase in gross profit of $298,788, or approximately 72%.

Operating expenses for this segment for the three months ended March 31, 2025 increased to $443,733, from $403,011 for the same period in 2024. This is an increase of $40,722, or approximately 10%, and is the result of the increased sales activity in the segment. Net income for this segment for the three months ended March 31, 2025 was $267,563, compared to net income of $9,497 for the same period in 2024. This is an increase in net income of $258,066 and is the result of increased sales.

Medical Device Products. For the three months ended March 31, 2025 we had sale of product of $52,630 with no sales in the same period ending March 31, 2024. Sale of product in the first quarter of 2025, included distribution of various third-party products. We plan to commercialize additional third-party medical devices and accessories related to the radiopharmaceutical and theranostics spaces and provide engineering, installation, and preventative maintenance and services related to those medical devices. We are also in development for our Swirler® and Tru-Fit™ Mouthpiece products which will be under the branding of RadVent. These products are based on assets and intellectual property rights we acquired previously from AMICI, Inc. We expect these RadVent products to release later in 2025. We also are under development through a joint venture of our EasyFill Automated Iodine Capsule System.

Operating expenses for this segment for the three months ended March 31, 2025 were $181,669 as compared to $28,511 in the same period in 2024. This increase in operating expenses of $153,158 is due to increased activity including labor, professional services, and research and development related to the startup of this new business segment. Net loss for this segment for the three months ended March 31, 2025 was $181,669, compared to net loss of $28,511 for the same period in 2024. This is an increase in net loss of $153,158 due to the increased development activity in the segment.

Fluorine Products. For the three months ended March 31, 2025 and March 31, 2024, we had no revenue for our fluorine products segment.

During the three months ended March 31, 2025, we incurred $26,159 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $28,751 for the same three-month period in 2024.

On February 8, 2024, we entered into a definitive agreement to sell all of our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility. We expect to close the agreement within 24 months of signing. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties. Upon closing of this agreement, the costs of maintenance for the assets in this segment would not continue. With no assets nor operating activities, this business segment would be phased out.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025, we had cash and cash equivalents of $1,645,663 as compared to $1,945,523 at December 31, 2024. This is a decrease of $299,860 or approximately 15% was largely due to a decrease in accounts payable and principal payments on notes payable. For the three months ended March 31, 2025, net cash used in operating activities was $5,119 and for the three months ended March 31, 2024, net cash provided in operating activities was $412,444. The decrease in cash provided by operating activities was a result of a decrease of $540,028 in accounts payable in the three months ended March 31, 2025.

Inventories at March 31, 2025 totaled $723,524, and inventories at December 31, 2024 totaled $820,893. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Nuclear Medicine Products, and Medical Device Products segments.

Cash used in investing activities was $128,881 for the three months ended March 31, 2025, and cash used in investing activities was $170,921 for the same period in 2024. The cash used in both periods was for the purchase of equipment.

Cash used in financing activities was $150,591 during the three months ended March 31, 2025, and cash used in financing activities for the same period in 2024 was $63,641. During the three months ended March 31, 2025, cash paid for interest was $39,954 as compared to cash paid for interest of $155,168. the for the same three-month period in 2024. Additionally, during the three months ended March 31, 2025, we received $3,894 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $1,479 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in the three months ended March 31, 2024. During the three months ended March 31, 2025, principal payments on notes payable were $200,000, as compared to $64,365 for the same period in 2024.

In February 2025, we declared our annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 118,846 shares of common stock in lieu of a dividend payment of $6,180. $37,800 of dividend payable was settled with cash. The remaining balance of $199,800 was outstanding as of March 31, 2025 pending receipt of information from shareholders and will be settled in the second quarter of 2025.

Total decrease in cash for the three months ended March 31, 2025, was $284,591 compared to a cash increase of $177,882 for the same period in 2024.

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

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuit to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2025, accrued interest payable on the 2013 Promissory Note was $339,234.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2025, accrued interest on the 2018 Promissory Note totaled $49,970.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. At March 31, 2025, the accrued interest on the 2019 Promissory Note totaled $209,131.

In June 2023, we executed an asset purchase agreement with AMICI for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, we entered a promissory note for $427,100 to AMICI. According to the terms of the note, we are required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At March 31, 2025, the balance of this promissory note was $217,100.

CRITICAL ACCOUNTING POLICIES

From time-to-time, management reviews and evaluates certain accounting policies that are considered to be significant in determining our results of operations and financial position.

A description of the Company’s critical accounting policies that affect the preparation of the Company’s financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2025	International Isotopes Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer