Form 10-Q
period 2025-06-30
INTERNATIONAL ISOTOPES INC
filed 2025-08-13
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the number of shares of common stock, $0.01 par value, outstanding was 528,104,105.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,859,424	$1,945,523
Accounts receivable	1,732,939	1,521,380
Inventories	670,542	820,893
Prepaids and other current assets	311,984	698,030
Total current assets	4,574,889	4,985,826

Long-term assets
Restricted cash	1,462,280	1,431,710
Property, plant and equipment, net	3,397,022	3,297,769
Capitalized lease disposal costs, net	614,698	639,286
Financing lease right-of-use asset	—	826
Operating lease right-of-use asset	2,785,839	2,047,733
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,291,116	3,373,563
Total long-term assets	12,935,210	12,175,142
Total assets	$17,510,099	$17,160,968

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$935,026	$861,883
Accrued liabilities	1,254,250	1,494,665
Unearned revenue	568,816	513,317
Current portion of operating lease right-of-use liability	189,780	150,532
Current installments of notes payable	160,385	308,399
Total current liabilities	3,108,257	3,328,796

Long-term liabilities
Accrued long-term liabilities	18,750	37,500
Related party notes payable, net of current portion	1,620,000	1,620,000
Notes payable, net of current portion	215,414	278,897
Asset retirement obligation	1,581,198	1,544,788
Operating lease right-of-use liability, net of current portion	2,637,598	1,940,979
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	10,135,960	9,485,164
Total liabilities	13,244,217	12,813,960

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 528,010,308 and 523,553,435 shares issued and outstanding, respectively	5,280,103	5,235,534
Additional paid in capital	126,580,543	126,432,759
Accumulated deficit	(127,594,764)	(127,321,285)
Total equity	4,265,882	4,347,008
Total liabilities and stockholders' equity	$17,510,099	$17,160,968

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Sale of product	$3,655,320	$3,169,233	$6,894,220	$6,073,691
Cost of product	1,513,761	1,151,722	2,720,624	2,190,069
Gross profit	2,141,559	2,017,511	4,173,596	3,883,622

Operating costs and expenses:
Salaries and contract labor	1,088,832	961,842	2,208,158	1,902,345
General, administrative, and consulting	1,084,907	1,047,063	1,955,931	2,050,620
Research and development	102,661	188,730	209,364	376,977
Total operating expenses	2,276,400	2,197,635	4,373,453	4,329,942

Net operating loss	(134,841)	(180,124)	(199,857)	(446,320)

Other income (expense):
Other income	38,095	(5,344)	52,444	155,376
Interest income	18,768	33,531	40,592	66,259
Interest expense	(82,807)	(81,508)	(166,658)	(162,811)
Total other (expense) income	(25,944)	(53,321)	(73,622)	58,824
Net Loss	$(160,785)	$(233,445)	$(273,479)	$(387,496)

Net loss per common share - basic:	$—	$—	$—	$—
Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic	527,355,415	522,779,643	525,718,720	521,473,413
Weighted average common shares outstanding - diluted	527,355,415	522,779,643	525,718,720	521,473,413

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(273,479)	$(387,496)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	198,982	200,422
Accretion of obligation for lease disposal costs	36,410	34,753
Equity based compensation	65,797	84,400
Gain on sale of property, plant, and equipment	—	(13,492)
Right-of-use asset changes, net	(2,239)	(2,238)
Changes in operating assets and liabilities:
Accounts receivable	(211,559)	333,311
Inventories	150,351	227,840
Prepaids and other current assets	386,046	363,258
Accounts payable and accrued liabilities	(95,362)	(352,984)
Unearned revenues	55,499	(199,177)
Net cash provided by operating activities	310,446	288,597

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	—	36,000
Purchase of property, plant and equipment	(190,374)	(214,936)
Net cash used in investing activities	(190,374)	(178,936)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	10,896	4,865
Payments on financing lease	—	(1,523)
Proceeds from the issuance of notes payable	45,515	—
Principal payments on notes payable	(232,012)	(94,365)
Net cash used in financing activities	(175,601)	(91,023)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(55,529)	18,638
Cash, cash equivalents, and restricted cash at beginning of period	3,377,233	3,568,893
Cash, cash equivalents, and restricted cash at end of period	$3,321,704	$3,587,531

Supplemental disclosure of cash flow activities:
Cash paid for interest	$156,384	$155,681
Cash paid for income taxes	$66	$—

Supplemental disclosure of noncash financing and investing transactions
Decrease in current installments of notes payable for issuance of stock	$25,000	$—
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$830,720	$—
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,660	$90,420

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	June 30,	June 30,
	2025	2024
Cash and cash equivalents	$1,859,424	$2,191,108
Restricted cash included in long-term assets	1,462,280	1,396,423
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,321,704	$3,587,531

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2025

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2025	523,553,435	$5,235,534	$126,432,759	$(127,321,285)	$4,347,008
Shares issued under employee stock purchase plan	427,305	4,273	6,623	—	10,896
Stock in lieu of dividends on convertible preferred C	1,743,457	17,434	73,226	—	90,660
Stock for Amici	312,500	3,125	21,875	—	25,000
Shares issued for issuance of RSUs	1,566,771	15,668	(15,668)	—	—
Stock based compensation	406,840	4,069	61,728	—	65,797
Net loss	—	—	—	(273,479)	(273,479)
Balance, June 30, 2025	528,010,308	$5,280,103	$126,580,543	$(127,594,764)	$4,265,882

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, April 1, 2025	524,794,326	$5,247,943	$126,525,703	$(127,433,979)	$4,339,667
Shares issued under employee stock purchase plan	274,600	2,746	4,256	—	7,002
Stock in lieu of dividends on convertible preferred C	1,624,611	16,246	68,234	—	84,480
Shares issued for issuance of RSUs	1,316,771	13,168	(13,168)	—	—
Stock based compensation	—	—	(4,482)	—	(4,482)
Net loss	—	—	—	(160,785)	(160,785)
Balance, June 30, 2025	528,010,308	$5,280,103	$126,580,543	$(127,594,764)	$4,265,882

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2024

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2024	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625
Shares issued under employee stock purchase plan	143,098	1,431	3,434	—	4,865
Stock in lieu of dividends on convertible preferred C	1,808,400	18,084	72,336	—	90,420
Shares issued for issuance of RSUs	1,218,250	12,182	(12,182)	—	—
Stock based compensation	—	—	84,400	—	84,400
Net loss	—	—	—	(387,496)	(387,496)
Balance, June 30, 2024	522,957,618	$5,229,576	$126,316,593	$(127,717,355)	$3,828,814

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, April 1, 2024	521,889,765	$5,218,898	$126,302,135	$(127,483,910)	$4,037,123
Shares issued under employee stock purchase plan	99,603	996	2,390	—	3,386
Shares issued for issuance of RSUs	968,250	9,682	(9,682)	—	—
Stock based compensation	—	—	21,750	—	21,750
Net loss	—	—	—	(233,445)	(233,445)
Balance, June 30, 2024	522,957,618	$5,229,576	$126,316,593	$(127,717,355)	$3,828,814

See accompanying notes to the condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Nature of Operations – The Company manufactures a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and an FDA-approved radiopharmaceutical drug product. The Company also holds several patents for a fluorine extraction process that would be used in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). For 2025, the Company’s business consists of five major business segments: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Devices, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Recent Accounting Pronouncements – In December 2023, Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the six months ended June 30, 2025, the Company reported a net loss of $273,479 and net cash provided by operating activities of $310,446. During the six months ended June 30, 2024, the Company reported net loss of $387,496 and net cash provided by operating activities of $288,597.

During the three and six months ended June 30, 2025, the Company continued its focus on its strongest long-standing core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Cobalt Products, and Nuclear Medicine Standards, and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the start-up of its Medical Device segment which includes assets purchased from AMICI, Inc. (AMICI) in 2023 and investing into an EasyFill Automated Iodine Capsule System.

The Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. On February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land. The definitive agreement provides that the maximum date for closing is March 31, 2026 (the "Outside Date"), subject to further extension pursuant to the terms of the agreement. In July 2025, the Buyer requested an extension of the Outside Date, which the Company determined was not in the best interests of the Company, and therefore, the Outside Date remains March 31, 2026. Closing is contingent on various conditions being met, including the Buyer obtaining financing plus approvals and agreements with the NRC and other third parties. Proceeds from this sale if it closes by the Outside Date would be $12.5 million in total.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and six months ended June 30, 2025, the Company had 26,662,500 stock options outstanding, 3,000,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three and six months ended June 30, 2024, the Company had 27,862,500 stock options outstanding, 5,250,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	527,355,415	522,779,643	525,718,720	521,473,413

Effects of dilutive shares
Stock Options	—	—	—	—
Series C Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	527,355,415	522,779,643	525,718,720	521,473,413

The table below summarizes common stock equivalents outstanding at June 30, 2025 and June 30, 2024:

	June 30,
	2025	2024
Stock options	26,662,500	27,862,500
Restricted Stock Units	3,000,000	5,250,000
Shares of Series C Preferred Stock	40,630,000	40,630,000
	70,292,500	73,742,500

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

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the six months ended June 30, 2025 and 2024, the Company issued 427,305 and 143,098 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $10,896 and $4,865, respectively. As of  June 30, 2025, 1,682,924 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At June 30, 2025, there were 18,875,685 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  June 30, 2025, and changes during the six months ended June 30, 2025, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2024	26,087,500	$0.05	6.1
Granted	700,000	0.05
Exercised	—	—
Expired	—	—
Forfeited	125,000	0.04
Outstanding at June 30, 2025	26,662,500	0.05	5.6	$907,300
Exercisable at June 30, 2025	19,942,500	$0.05	4.7	$657,100

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.05 per share on June 30, 2025.

As of  June 30, 2025, there was $77,805 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.72 years.

Total stock-based compensation expense for the six months ended June 30, 2025 and 2024 was $65,797 and $84,400, respectively.

During the six months ended June 30, 2025, the Company granted an aggregate of 700,000 qualified stock options to eight of its employees. These options vest over a five-year period with the first vesting on the first anniversary of the date of grant, with an expiration at the ten-year anniversary for each grant. The exercise price for these granted options was between $0.04 and $0.06 per share. The options issued during the six months ended June 30, 2025 have a fair value of $23,101 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 3.95% to 4.52%, expected dividend yield rate of 0%, expected volatility of 72.53% to 85.29% and an expected life between 5 and 7 years.

Restricted Stock Units outstanding as of  June 30, 2025, and changes during the six months ended June 30, 2025, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2024	5,250,000	$0.04
Granted	—
Vested and Exercised	(2,250,000)	0.04
Forfeited / Cancelled	—
Outstanding at June 30, 2025	3,000,000	$0.04

As of  June 30, 2025, there was $31,861 of unrecognized compensation expense related to Restricted Stock Units that will be recognized over a weighted-average period of 0.80 years.

Preferred Stock

At June 30, 2025, there were 4,063 shares of the Series C Preferred Stock outstanding with a mandatory redemption date of February 28, 2027 at $1,000 per share in either cash or shares of common stock, at the option of the holder. Holders of the Series C Preferred Stock do not have any voting rights except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock. The Series C Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on February 17th of each year. The Series C Preferred Stock are convertible at the option of the holders at any time into shares of the Company common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. If the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share plus any accrued and unpaid dividends, payable in shares of common stock.

During the six months ended June 30, 2025 and 2024, dividends paid to holders of the Series C Preferred Stock totaled $243,780 and $243,030 respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the six months ended June 30, 2025 and 2024, the Company issued an aggregate of 1,743,457 and 1,808,400 shares of common stock in lieu of dividend payments of $90,660 and $90,420, respectively, with the remaining dividend payable settled in cash of $153,120 and $152,610, respectively.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2025, accrued interest payable on the 2013 Promissory Note was $346,734.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2025, accrued interest on the 2018 Promissory Note totaled $51,770.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2025, the accrued interest on the 2019 Promissory Note totaled $219,131.

In June 2023, the Company executed an asset purchase agreement with AMICI for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, the Company entered a promissory note agreement for $427,100 with AMICI. According to the terms of the note, the Company is required to pay AMICI a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At June 30, 2025, the balance of this note was $187,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

Sales to the Company’s top three customers for the six months ended June 30, 2025 were approximately 32% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign. Approximately 18% of the Company's total gross revenue was from sales from a single customer as part of our Theranostics Products segment.

The production of Cobalt-60 is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. From 2014 to 2024, the Company had a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company was able to purchase cobalt targets as available for a fixed price per target and with an annual 5% escalation in price. The contract term was October 1, 2014, through September 30, 2024. The DOE have informed the Company that they have secured additional feed stock and remain committed to production of cobalt-60, and the Company continues to source cobalt-60 from the DOE through amendments to the existing contract.

Sales of our most predominant Theranostics Products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon Theranostics Products sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary. In the six-months ended June 30, 2025, we experienced a short supply interruption from our key raw material supplier. In the six-months ended June 30, 2025, the Company received regulatory approval for an additional supplier. The Company has identified other suppliers and continues to search for additional means to produce and procure certain critical isotopes.

The Nuclear Medicine Reference and Calibration Standard products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales. Beginning in the six months ended  June 30, 2024, there was a global shortage of Cobalt-57 isotopes, a key isotope for this business segment that resulted in significant lost sales. In the third quarter of 2024 our main supply of Cobalt-57 was restored, and our global isotope supply chain has normalized. In six months ended  June 30, 2025, a global outage of Gadolinium-153 isotopes, a key isotope for this business segment, resulted in significant lost sales. While the Company continues to work with industry to restart supply of this key isotope, we are uncertain of the timeframe to restore supply.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit the processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with North American Specialty Insurance Company which is supported by a restricted money market account held with Merrill Lynch. At  June 30, 2025, the balance of this account was $1,462,280.

As noted in Footnote 2 above, on February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land. The definitive agreement provides that the maximum date for closing is the Outside Date ( March 31, 2026), subject to further extension pursuant to the terms of the agreement. In July 2025, the buyer requested  an extension of the Outside Date, which the Company determined was not in the best interests of the Company, and therefore, the Outside Date remains March 31, 2026. Closing is contingent on various conditions being met, including the buyer obtaining financing plus approvals and agreements with the NRC and other third parties. Proceeds from this sale if it closes by Outside Date would be $12.5 million in total. The Company has not recorded the value of this property as an asset and will not do so until such time that material changes to or sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

(8)      Revenue Recognition

Revenue from Product Sales

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the six months ended June 30, 2025, the Company reported current unearned revenue of $568,816. For the period ended December 31, 2024, the Company reported current unearned revenue of $513,317. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  June 30, 2025, and December 31, 2024, accounts receivable totaled $1,732,939 and $1,521,380, respectively.  For the six months ended June 30, 2025, the Company did not incur material impairment losses with respect to its receivables.

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

In January 2025, the Company entered into a new operating lease agreement for a second facility across the street from its main headquarters. The initial term of the lease is five years, ending December 2029 and includes the option to extend the lease for two additional terms of five years each. The monthly lease rate increases annually by 3% each year. The Company has the right of first refusal on this property that allows it to match any offer to purchase this property. The Company recorded an operating lease right-of-use asset and corresponding operating lease right-of-use liability of $830,720 for this lease based on a life of 15 years and incremental borrowing rate of 6.75%.

	Six Months Ended June 30,
	2025	2024
Operating lease costs	$187,414	$143,554
Short-term operating lease costs	8,408	4,658
Financing lease expense:
Amortization of right-of-use assets	—	1,523
Interest on lease liabilities	—	74
Total financing lease expense	—	1,597
Total lease expense	$195,822	$149,809

Right-of-use assets obtained in exchange for new operating lease liabilities	$830,720	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	11.2	10.6
Weighted-average remaining lease term (years) - financing leases	—	0.4
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	—	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2025 (excluding the six-months ended June 30, 2025)	$187,414	$—
2026	374,828	—
2027	374,828	—
2028	374,828	—
2029	374,828	—
Thereafter	2,328,178	—
Total minimum lease obligations	4,014,904	—
Less-amounts representing interest	(1,187,526)	—
Present value of minimum lease obligations	2,827,378	—
Current maturities	(189,780)	—
Lease obligations, net of current maturities	$2,637,598	$—

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

In 2025, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Nuclear Medicine Standards, Medical Device Products, and Fluorine Products. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2025	2024	2025	2024
Theranostics Products	$1,905,402	$2,169,131	$3,692,456	$4,074,213
Cobalt Products	678,015	592,199	750,465	826,167
Nuclear Medicine Standards	1,013,814	407,903	2,340,580	1,173,311
Medical Device Products	58,089	—	110,719	—
Fluorine Products	—	—	—	—
Total Segments	3,655,320	3,169,233	6,894,220	6,073,691
Corporate revenue	—	—	—	—
Total Consolidated	$3,655,320	$3,169,233	$6,894,220	$6,073,691

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2025	2024	2025	2024
Theranostics Products	$9,895	$5,697	$18,104	$14,743
Cobalt Products	16,360	23,527	32,362	27,414
Nuclear Medicine Standards	31,480	32,866	61,360	61,419
Medical Device Products	—	—	—	—
Fluorine Products	26,095	26,095	52,190	57,940
Total Segments	83,830	88,185	164,016	161,516
Corporate depreciation and amortization	17,207	10,790	34,966	38,906
Total Consolidated	$101,037	$98,975	$198,982	$200,422

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2025	2024	2025	2024
Theranostics Products	$1,009,387	$1,171,390	$1,886,381	$2,184,854
Cobalt Products	(97,040)	99,324	(245,266)	32,999
Nuclear Medicine Standards	(38,387)	(377,758)	229,176	(368,262)
Medical Device Products	(201,305)	(83,839)	(382,974)	(112,350)
Fluorine Products	3,905	(26,095)	(22,254)	(4,846)
Total Segments	676,560	783,022	1,465,063	1,732,395
Corporate loss	(837,345)	(1,016,467)	(1,738,542)	(2,119,891)
Net Income	$(160,785)	$(233,445)	$(273,479)	$(387,496)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2025	2024	2025	2024
Theranostics Products	$4,046	$—	$50,561	$93,924
Cobalt Products	—	39,799	12,835	39,799
Nuclear Medicine Standards	57,449	—	75,663	49,038
Medical Device Products	—	—	28,876	—
Fluorine Products	—	—	—	—
Total Segments	61,495	39,799	167,935	182,761
Corporate purchases	—	4,216	22,439	32,175
Total Consolidated	$61,495	$44,015	$190,374	$214,936

	June 30,	December 31,
Segment Assets	2025	2024
Theranostics Products	$1,358,808	$992,513
Cobalt Products	122,282	167,881
Nuclear Medicine Standards	2,649,344	2,928,814
Medical Device Products	653,882	553,117
Fluorine Products	4,823,549	4,875,738
Total Segments	9,607,865	9,518,063
Corporate assets	7,902,234	7,642,905
Total Consolidated	$17,510,099	$17,160,968

(11)        Subsequent Events

In August 2025, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged.

In August 2025, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged.

In August 2025, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

International Isotopes Inc. and its wholly-owned subsidiaries (including RadQual, LLC, TI Services, LLC, RadVent, LLC, and Radnostix, LLC) (collectively, the "Company", "we", "our", or "us") manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We own 100% of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices. As TI Services, LLC is a 50/50 joint venture between the Company and RadQual, TI Services, LLC is also a wholly-owned subsidiary of the Company.

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

Cobalt Products. Our Cobalt Products segment includes the production of bulk cobalt (cobalt-60), fabrication of cobalt capsules for radiation therapy and various industrial applications, and recycling of expended cobalt sources. We are the only company in the U.S. that can provide these unique services.

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

Medical Devices Our Medical Devices segment was started in 2024 from assets previously reported as part of the Nuclear Medicine Standards segment. The products for the Medical Devices segment are currently under development. In 2022 the Company entered a joint venture to develop the EasyFill Automated Capsule System, a robotic lab device to be paired with its Theranostics Products. The EasyFill is still in the developmental stage. In 2023, the Company entered an asset purchase agreement with AMICI, Inc. (AMICI) to purchase manufacturing molds, device registrations, trademarks, and all production rights to several AMICI diagnostic and therapeutic products for lung ventilation; this included the Swirler Radioaerosol System and Tru-Fit mouthpiece products. In January 2025, as part of an amendment to the AMICI asset purchase agreement, the Company received the manufacturing molds, device registrations, trademarks, and all production rights to the AMICI line of Xenon System products. The products that will use these acquired assets from AMICI are currently under development and are expected to be released in the second half of 2025 to be sold through its RadVent subsidiary. In 2024, the Company's Medical Devices segment entered into a distribution and servicing agreement with Scintomics for its complete line of radiosynthesis modules

Fluorine Products. We established the Fluorine Products segment in 2004 in conjunction with the development and operation of the proposed depleted uranium de-conversion facility in Lea County, New Mexico. Near the end of 2013, due to changes in the nuclear industry, we placed further engineering work for this project on hold. On February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land ("Flourine Products Asset Sale"). The definitive agreement provides for the maximum date for closing is March 31, 2026 (the “Outside Date”), subject to further extension pursuant to the terms of the agreement.  In July  2025, the buyer requested an extension of the Outside Date, which the Company determined was not in the best interests of the Company, and therefore, the Outside Date remains March 31, 2026. Closing is contingent on various conditions being met, including the Buyer obtaining financing plus approvals and agreements with the NRC and other third parties. Proceeds from this sale if it closes by the Outside Date would be $12.5 million in total.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Sale of Product for the three months ended June 30, 2025 was $3,655,320 as compared to $3,169,233 for the same period in 2024, an overall increase of $486,087, or approximately 15%. This increase in sales was the result of increased sales in our Nuclear Medicine Standards and Cobalt Products segments partially offset by decreased sales in our Theranostics Products, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended June 30, 2025 and 2024:

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
Sale of Product	2025	2024	$ Change	% Change
Theranostics Products	$1,905,402	$2,169,131	$(263,729)	-12%
Cobalt Products	678,015	592,199	85,816	14%
Nuclear Medicine Standards	1,013,814	407,903	605,911	149%
Medical Device Products	58,089	—	58,089	100%
Fluorine Products	—	—	—	—%
Total Consolidated Sale of Product	$3,655,320	$3,169,233	$486,087	15%

Cost of product increased to $1,513,761 for the three months ended June 30, 2025 from $1,151,722 for the same period in 2024. This is an increase of $362,039, or approximately 31%. The increase in cost of product was primarily due to the increased overall sales in the three months ended June 30, 2025. Gross profit for the three months ended June 30, 2025 was $2,141,559, compared to $2,017,511 for the same period in 2024. This represents an increase in gross profit of $124,048, or approximately 6%, compared to the same period in 2024.

The following table presents cost of product and gross profit data for each of our business segments for the three months ended June 30, 2025 and June 30, 2024:

	For the Three		For the Three
	Months Ended	% of	Months Ended	% of
	June 30,	Total Sales	June 30,	Total Sales
	2025	2025	2024	2024
Total Sale of Product	$3,655,320		$3,169,233
Cost of Product
Theranostics Products	$504,832	14%	$605,192	19%
Cobalt Products	432,727	12%	329,675	10%
Nuclear Medicine Standards	529,354	14%	216,855	7%
Medical Device Products	46,848	1%
Fluorine Products	—	—%	—	—%
Total Cost of Product	$1,513,761	41%	$1,151,722	36%

Gross Profit	$2,141,559		$2,017,511
Gross Profit %	59%		64%

Total operating costs and expenses in all segments increased approximately 4% to $2,276,400 for the three months ended June 30, 2025, from $2,197,635 for the same period in 2024. This increase of $78,765 was due to an increase in Salaries and Contract Labor expenses due to increased headcount and increased payrates and increased General, Administrative, and Consulting expenses due to one-time waste disposal expenses, partially offset by decreased Research and Development expenses due to reduced legal expenses in three months ended June 30, 2025.

The following table presents a comparison of total operating expenses for the three months ended June 30, 2025 and 2024:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
Operating Costs and Expenses:	2025	2024	% change	$ change
Salaries and Contract Labor	$1,088,832	$961,842	13%	$126,990
General, Administrative and Consulting	1,084,907	1,047,063	4%	37,844
Research and Development	102,661	188,730	(46)%	(86,069)
Total operating expenses	$2,276,400	$2,197,635	4%	$78,765

Other income was $38,095 for the three months ended June 30, 2025 as compared to other loss $5,344 for the same period in 2024. This is an increase of $43,439, or approximately 813% that was due to extension payments as part of the Flourine Products Asset Sale.

Interest expense for the three months ended June 30, 2025 was $82,807, compared to $81,508 for the same period in 2024. This is an increase of $1,299, or approximately 2%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended June 30, 2025 and 2024, we accrued dividends payable of $60,945 and $61,695 respectively, which have been recorded as interest expense, which have been recorded as interest expense. See Note 6 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

We had a net loss of $160,785 for the three months ended June 30, 2025 compared to net loss of $233,445 for the same period in 2024. This increase in net income of $72,660 is largely the result of increased sales in our Nuclear Medicine Standards Products and Cobalt Products segments partially offset by the decrease in sales in our Theranostics Products for the three months ended June 30, 2025, as compared to the same period in 2024.

Theranostics Products. Sales of Theranostics Products for the three months ended June 30, 2025 was $1,905,402, compared to $2,169,131 for the same period in 2024. This is a decrease of $263,729, or approximately 12% during the three months ended June 30, 2025. The decrease was due to additional sales due to a competitor outage during the three months ended June 30, 2024 with no such additional sales in the three months ended June 30, 2025. We expect continued sales growth for our Theranostics Products going forward, primarily from the sale of our generic sodium iodide I-131 drug product and new sales of theranostic API product

Cost of product for Theranostics Products decreased to $504,832 for the three months ended June 30, 2025, as compared to $605,192 for the same period in 2024. This is a decrease of $100,360, or approximately 17%, and was the result of the decreased sales. Gross profit of Theranostics Products for the three months ended June 30, 2025 was $1,400,570, compared to $1,563,939 for the same period in 2024, and gross profit percentage was approximately 74% and 72% for three months ended June 30, 2025 and 2024 respectively. Operating expenses for this segment decreased to $391,183 for the three months ended June 30, 2025, compared to $392,549 for the same period in 2024. This in an decrease in operating expenses of $1,366, or less than 1%. This segment reported net income of $1,009,387 for the three months ended June 30, 2025, as compared to net income of $1,171,390 for the same period in 2024. The decrease in net income of $162,003 is the result of decreases in sales.

Cobalt Products. Sales of product in the Cobalt Products segment for the three months ended June 30, 2025 was $678,015, compared to $592,199 for the same period in 2024. This represents an increase of $85,816, or approximately 14%. The increase was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of product for the three months ended  June 30, 2025, was $432,727, as compared to $329,675, for the same period in 2024. Gross profit for cobalt products for the three months ended  June 30, 2025 was  $245,288 compared to  $262,524 for the same period in 2024. This is a  decrease of $17,236, or approximately  7%. Operating costs and expenses in this segment were  $342,328 for the three months ended  June 30, 2025, compared to  $163,200 for the same period in 2024. This increase in operating costs and expenses is due to waste expense of $129,000 in the  three months ended June 30, 2025 compared to no such expense in 2024. We had a net loss for Cobalt Products of  $97,040 for the three months ended  June 30, 2025, as compared to net income of  $99,324 for the same period in 2024. The decrease in net income of $196,364, or approximately 198%, was attributable to the additional waste expense in the three months ended June 30, 2025.

Nuclear Medicine Standards. Sales of product in the Nuclear Medicine Products segment for the three months ended June 30, 2025, was $1,013,814, compared to $407,903 for the same period in 2024. This represents an increase in sales of $605,911, or approximately 149%. The increase was due to a global shortage of Cobalt-57 isotope during the three months ended June 30, 2024 with no such shortage in the three months ended June 30, 2025. The Cobalt-57 shortage began in January of 2024 and was restored in the third quarter of 2024. We added additional suppliers of Cobalt-57 in 2024.

Cost of product for our nuclear medicine standards segment for the three months ended June 30, 2025, was $529,354, as compared to $216,855 for the same period in 2024. The increase in cost of product in the period-to-period comparison of $312,499, or 144%, was due to increased sales during the three-month period ended June 30, 2025 compared to the same period in 2024. Gross profit for our nuclear medicine standards segment for the three months ended June 30, 2025 was $484,460 compared to $191,048 for the same period in 2024. This is an increase in gross profit of $293,412, or approximately 154%.

Operating costs and expenses for this segment for the three months ended June 30, 2025 decreased to $522,847, from $568,806 for the same period in 2024. This is a decrease of $45,959, or approximately 8%, and was the result of some additional waste expenses that occurred in the three months ended June 30, 2024. Net loss for this segment for the three months ended June 30, 2025 was $38,387, compared to net loss of $377,758 for the same period in 2024. This is an increase in net income of $339,371 and was the result of increased sales.

Medical Device Products. For the three months ended June 30, 2025 we had sale of product in the Medical Device Products segment of $58,089 with no sales in the same period ending June 30, 2024. Sale of product in the second quarter of 2025, included distribution of various third-party products. We plan to commercialize additional third-party medical devices and accessories related to the radiopharmaceutical and theranostics spaces and provide engineering, installation, and preventative maintenance and services related to those medical devices. We are also in development for our Swirler® and Tru-Fit™ Mouthpiece products which will be under the branding of RadVent. These products are based on assets and intellectual property rights we acquired previously from AMICI, Inc. Due to the impact of tariff issues, we expect these RadVent products to release in early 2026 instead of late 2025 as previously reported. We also are under development through a joint venture of our EasyFill Automated Iodine Capsule System.

Operating costs and expenses for this segment for the three months ended June 30, 2025 were $212,546 compared to $83,839 in the same period in 2024. This increase in operating expenses of $128,707 was due to increased activity including labor, professional services, and research and development related to the startup of this new business segment. Net loss for this segment for the three months ended June 30, 2025 was $201,305, compared to net loss of $83,839 for the same period in 2024. This is an increase in net loss of $117,466 due to the increased development activity in the segment.

Fluorine Products. For the three months ended June 30, 2025 and June 30, 2024, we had no sales in our Fluorine Products segment.

During the three months ended June 30, 2025, we incurred $26,095 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $26,095 for the same three-month period in 2024.

On February 8, 2024, we entered into the Flourine Products Asset Sale. Upon closing of the Flourine Products Asset Sale, the costs of maintenance for the assets in this segment would not continue. With no assets nor operating activities, this business segment would be phased out. During the three months ended June 30, 2025, we received $30,000 in extension payments related to the Flourine Products Asset Sale. These payments were included in Other Income on our Statement of Operations.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Sale of Product in all segments for the six months ended June 30, 2025 was $6,894,220 compared to $6,073,691 for the same period in 2024, an overall increase of $820,529, or approximately 14%. This increase in sales was the result of increased sales in our Nuclear Medicine Standards segment partially offset by decreased sales in our Theranostics Products and Cobalt Products, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the six months ended June 30, 2025 and 2024:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
Sale of Product	2025	2024	$ Change	% Change
Theranostics Products	$3,692,456	$4,074,213	$(381,757)	-9%
Cobalt Products	750,465	826,167	(75,702)	-9%
Nuclear Medicine Standards	2,340,580	1,173,311	1,167,269	99%
Medical Device Products	110,719	—	110,719	100%
Fluorine Products	—	—	—	—%
Total Consolidated Sale of Product	$6,894,220	$6,073,691	$820,529	14%

Cost of product in all segments increased to $2,720,624 for the six months ended June 30, 2025 from $2,190,069 for the same period in 2024. This is an increase of $530,555, or approximately 24%. The increase in cost of product in the six-month comparison was primarily due to the increased sales in the six months ended June 30, 2025. Gross profit for the six months ended June 30, 2025 was $4,173,596, compared to $3,883,622 for the same period in 2024. This represents an increase in gross profit of $289,974, or approximately 7%.

The following table presents cost of product and gross profit data for each of our business segments for the six months ended June 30, 2025 and June 30, 2024:

	For the Six		For the Six
	Months Ended	% of	Months Ended	% of
	June 30,	Total Sales	June 30,	Total Sales
	2024	2024	2024	2024
Total Sale of Product	$6,894,220		$6,073,691
Cost of Product
Theranostics Products	$1,010,000	15%	$1,181,602	19%
Cobalt Products	471,599	7%	438,711	7%
Nuclear Medicine Standards	1,144,824	17%	569,756	9%
Medical Device Products	94,201	1%	—	—%
Fluorine Products	—	—%	—	—%
Total Cost of Product	$2,720,624	39%	$2,190,069	36%

Gross Profit	$4,173,596		$3,883,622
Gross Profit %	61%		64%

Total operating costs and expenses in all segments increased approximately 1% to $4,373,453 for the six months ended June 30, 2025, from $4,329,942 for the same period in 2024. This increase of $43,511 was due to increases in Salaries and Contract Labor expenses due to increased headcount and increased payrates in six months ended June 30, 2025, partially offset by a decrease General, Administrative, and Consulting expenses due to reduced professional fees and decreased Research and Development expenses due to reduced legal expenses.

The following table presents a comparison of total operating expenses for the six months ended June 30, 2025 and 2024:

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
Operating Costs and Expenses:	2025	2024	% change	$ change
Salaries and Contract Labor	$2,208,158	$1,902,345	16%	$305,813
General, Administrative and Consulting	1,955,931	2,050,620	(5%)	(94,689)
Research and Development	209,364	376,977	(44%)	(167,613)
Total operating expenses	$4,373,453	$4,329,942	1%	$43,511

Other income in all segments was $52,444 for the six months ended June 30, 2025 as compared to other income $155,376 for the same period in 2024. This is a decrease of $102,932, or approximately 66% that was due to a decrease in miscellaneous income.

Interest expense for the six months ended June 30, 2025 was $166,658, compared to $162,811 for the same period in 2024. This is an increase of $3,847, or approximately 2%. Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the six months ended June 30, 2025 and 2024, we accrued dividends payable of $121,890 and $121,140 respectively, which have been recorded as interest expense. See Note 6 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

We had a net loss of $273,479 for the six months ended June 30, 2025 compared to net loss of $387,496 for the same period in 2024. This increase in net income of $114,017 was largely the result of increased sales in our Nuclear Medicine Standards segment and increased gross profit percentages partially offset by the decrease in sales in our Theranostics Products and Cobalt Products segments for the six months ended June 30, 2025, as compared to the same period in 2024.

Theranostics Products. Sales of product in the Theranostics Products segment for the six months ended June 30, 2025 was $3,692,456, compared to $4,074,213 for the same period in 2024. This is a decrease of $381,757, or approximately 9%. The decrease is the result of a two-week temporary supplier outage during the six months ended June 30, 2025. We expect continued sales growth for our Theranostics Products going forward, primarily from the sale of our generic sodium iodide I-131 drug product and new sales of theranostic API product

Cost of product for Theranostics Products decreased to $1,010,000 for the six months ended June 30, 2025, as compared to $1,181,602 for the same period in 2024. This is a decrease of $171,602, or approximately 15%, and was the result of the decreased sales. Gross profit of Theranostics Products for the six months ended June 30, 2025 was $2,682,456, compared to $2,892,611 for the same period in 2024, and gross profit percentage was approximately 73% and 71% respectively. Operating costs expenses for this segment increased to $796,075 for the six months ended June 30, 2025, compared to $707,757 for the same period in 2024. This in an increase in operating costs and expenses of  $88,318, or approximately 12%. This segment reported net income of $1,886,381 for the six months ended June 30, 2025, compared to net income of $2,184,854 for the same period in 2024. The decrease in net income of $298,473 was the result of decreased sales due to a temporary supplier outage and increased operating expenses during the six months ended June 30, 2025.

Cobalt Products. Sales of product in the Cobalt Products segment for the six months ended June 30, 2025 was $750,465, compared to $826,167 for the same period in 2024. This represents a decrease of $75,702, or approximately 9%. The decrease was primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of product for the six months ended  June 30, 2025, was $471,599, compared to $438,711, for the same period in 2024. Gross profit for Cobalt Products for the six months ended  June 30, 2025 was  $278,866 compared to  $387,456 for the same period in 2024. This is a  decrease of $108,590, or approximately 28%. Operating costs and expenses in this segment were  $524,132 for the six months ended  June 30, 2025, compared to  $354,457 for the same period in 2024. This increase was due to waste expenses of $129,000 in the  six months ended June 30, 2025. We had a net loss for cobalt products of  $245,266 for the  six months ended  June 30, 2025, as compared to a net income of  $32,999 for the same period in 2024. The decrease in net income of $278,265 was attributable decreased sales and increased operating expenses.

Nuclear Medicine Standards. Sales from nuclear medicine products for the six months ended June 30, 2025, was $2,340,580, compared to $1,173,311 for the same period in 2024. This represents an increase in sales of $1,167,269, or approximately 99%. The increase was due to a global shortage of Cobalt-57 isotope during the six months ended June 30, 2024 with no such shortage in the six months ended June 30, 2025. The Cobalt-57 shortage began in January of 2024 and was restored in the third quarter of 2024. We added additional suppliers of Cobalt-57 in 2024.

Cost of product for our nuclear medicine standards segment for the six months ended June 30, 2025, was $1,144,824, as compared to $569,756 for the same period in 2024. The increase in cost of sales in the period-to-period comparison of $575,068, or 101%, was due to increased sales during the six-month period ended June 30, 2025, as compared to the same period in 2024. Gross profit for our nuclear medicine standards segment for the six months ended June 30, 2025 was $1,195,756 compared to $603,555 for the same period in 2024. This is an increase in gross profit of $592,201, or approximately 98%.

Operating expenses for this segment for the six months ended June 30, 2025 decreased to $966,580, from $971,817 for the same period in 2024. This is a decrease of $5,237, or approximately 1%. Net income for this segment for the six months ended June 30, 2025 was $229,176, compared to net loss of $368,262 for the same period in 2024. This is an increase in net income of $597,438 and is the result of increased sales.

Medical Device Products. For the six months ended June 30, 2025 we had sale of product in the Medical Device Products segment of $110,719 with no sales in the same period ending June 30, 2024. Sale of product in six months ended June 30, 2025 included distribution of various third-party products. We plan to commercialize additional third-party medical devices and accessories related to the radiopharmaceutical and theranostics spaces and provide engineering, installation, and preventative maintenance and services related to those medical devices. We are also in development for our Swirler® and Tru-Fit™ Mouthpiece products which will be under the branding of RadVent. These products are based on assets and intellectual property rights we acquired previously from AMICI, Inc. Due to the impact of tariff issues, we expect these RadVent products to release in early 2026 instead of late 2025 as previously reported. We also are under development through a joint venture of our EasyFill Automated Iodine Capsule System.

Operating costs and expenses for this segment for the six months ended June 30, 2025 were $399,492 as compared to $112,350 in the same period in 2024. This increase in operating expenses of $287,142 is due to increased activity including labor, professional services, and research and development related to the startup of this new business segment. Net loss for this segment for the six months ended June 30, 2025 was $382,974, compared to net loss of $112,350 for the same period in 2024. This is an increase in net loss of $270,624 due to the increased development activity in the segment.

Fluorine Products. For the six months ended June 30, 2025 and June 30, 2024, we had no revenue for our fluorine products segment.

During the six months ended June 30, 2025, we incurred $52,254 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, compared to $54,846 for the same six-month period in 2024.

On February 8, 2024, we entered into the Flourine Products Asset Sale. Upon closing of the Flourine Products Asset Sale, the costs of maintenance for the assets in this segment would not continue. With no assets nor operating activities, this business segment would be phased out. During the three months ended June 30, 2025, we received $30,000 in extension payments related to the Flourine Products Asset Sale. These payments were included in Other Income on our Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2025, we had cash and cash equivalents of $1,859,424 as compared to $1,945,523 at December 31, 2024. This is a decrease of $86,099 or approximately 4% was largely due to an increase in accounts receivable and principal payments on notes payable. For the six months ended June 30, 2025, net cash provided by operating activities was $310,446 and for the six months ended June 30, 2024, net cash provided by operating activities was $288,597. The increase in cash provided by operating activities was a result of a decrease in net loss in the six months ended June 30, 2025.

Inventories at June 30, 2025 totaled $670,542, and inventories at December 31, 2024 totaled $820,893. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Nuclear Medicine Standards, and Medical Device Products segments.

Cash used in investing activities was $190,374 for the six months ended June 30, 2025, and cash used in investing activities was $178,936 for the same period in 2024. The cash used in both periods was for the purchase of equipment.

Cash used in financing activities was $175,601 during the six months ended June 30, 2025, and cash used in financing activities for the same period in 2024 was $91,023. During the six months ended June 30, 2025, cash paid for interest was $156,384 as compared to cash paid for interest of $155,681. for the same six-month period in 2024. Additionally, during the six months ended June 30, 2025, we received $10,896 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $4,865 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in the six months ended June 30, 2024. During the six months ended June 30, 2025, principal payments on notes payable were $232,012, as compared to $94,365 for the same period in 2024.

In February 2025, we declared our annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 1,743,457 shares of common stock in lieu of a dividend payment of $90,660. $153,120 of dividend payable was settled with cash.

Total decrease in cash for the six months ended June 30, 2025, was $55,529 compared to a cash increase of $18,638 for the same period in 2024.

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

Debt

In December 2013, we entered into a promissory note agreement with our then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuit to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2025, accrued interest payable on the 2013 Promissory Note was $346,734.

In April 2018, we borrowed $120,000 from our Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2018 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2025, accrued interest on the 2018 Promissory Note totaled $51,770.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our Chief Executive Officer, Chairman of the Board, former Chairman of the Board, and one of our major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2019 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2025, the accrued interest on the 2019 Promissory Note totaled $219,131.

In June 2023, we executed an asset purchase agreement with AMICI for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, we entered a promissory note for $427,100 to AMICI. According to the terms of the note, we are required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due is not subject to interest until the 25th month after the anniversary of the closing of the agreement. At June 30, 2025, the balance of this promissory note was $187,100.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2025	International Isotopes Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer