Form 10-Q
period 2025-09-30
INTERNATIONAL ISOTOPES INC
filed 2025-11-14
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the number of shares of common stock, $0.01 par value, outstanding was 528,209,538.

INTERNATIONAL ISOTOPES INC.

FORM 10-Q

For The Quarter Ended September 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,651,548	$1,945,523
Accounts receivable	1,970,807	1,521,380
Inventories	1,049,671	820,893
Prepaids and other current assets	305,830	698,030
Total current assets	4,977,856	4,985,826

Long-term assets
Restricted cash	1,477,685	1,431,710
Property, plant and equipment, net	3,413,840	3,297,769
Capitalized lease disposal costs, net	602,404	639,286
Financing lease right-of-use asset	—	826
Operating lease right-of-use asset	2,740,704	2,047,733
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,249,893	3,373,563
Total long-term assets	12,868,781	12,175,142
Total assets	$17,846,637	$17,160,968

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,219,290	$861,883
Accrued liabilities	1,629,960	1,494,665
Unearned revenue	484,568	513,317
Current portion of operating lease right-of-use liability	193,001	150,532
Current installments of notes payable	162,608	308,399
Total current liabilities	3,689,427	3,328,796

Long-term liabilities
Accrued long-term liabilities	9,375	37,500
Related party notes payable, net of current portion	1,620,000	1,620,000
Notes payable, net of current portion	181,153	278,897
Asset retirement obligation	1,599,724	1,544,788
Operating lease right-of-use liability, net of current portion	2,588,123	1,940,979
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	10,061,375	9,485,164
Total liabilities	13,750,802	12,813,960

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 528,104,105 and 523,553,435 shares issued and outstanding, respectively	5,281,041	5,235,534
Additional paid in capital	126,613,159	126,432,759
Accumulated deficit	(127,798,365)	(127,321,285)
Total equity	4,095,835	4,347,008
Total liabilities and stockholders' equity	$17,846,637	$17,160,968

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Sale of product	$3,277,816	$3,924,444	$10,172,036	$9,998,135
Cost of product	1,337,797	1,475,016	4,058,421	3,665,085
Gross profit	1,940,019	2,449,428	6,113,615	6,333,050

Operating costs and expenses:
Salaries and contract labor	1,160,434	1,074,535	3,368,592	2,976,880
General, administrative, and consulting	821,588	1,082,937	2,777,519	3,133,557
Research and development	139,411	112,351	348,775	489,328
Total operating expenses	2,121,433	2,269,823	6,494,886	6,599,765

Net operating (loss) income	(181,414)	179,605	(381,271)	(266,715)

Other income (expense):
Other income	44,114	20,718	96,558	176,094
Interest income	19,984	31,812	60,576	98,071
Interest expense	(86,285)	(81,884)	(252,943)	(244,695)
Total other (expense) income	(22,187)	(29,354)	(95,809)	29,470
Net (loss) income	$(203,601)	$150,251	$(477,080)	$(237,245)

Net loss (income) per common share - basic:	$—	$—	$—	$—
Net loss (income) per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic	528,088,472	523,138,891	526,568,064	522,028,572
Weighted average common shares outstanding - diluted	528,088,472	523,138,891	526,568,064	522,028,572

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(477,080)	$(237,245)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	299,698	301,211
Accretion of obligation for lease disposal costs	54,936	52,435
Equity based compensation	95,364	136,601
Gain on sale of property, plant, and equipment	—	(13,492)
Right-of-use asset changes, net	(3,358)	(3,358)
Changes in operating assets and liabilities:
Accounts receivable	(449,427)	(2,619)
Inventories	(228,778)	82,070
Prepaids and other current assets	392,200	183,353
Accounts payable and accrued liabilities	555,237	345,285
Unearned revenues	(28,749)	(276,026)
Net cash provided by operating activities	210,043	568,215

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	—	36,000
Purchase of property, plant and equipment	(254,391)	(267,307)
Net cash used in investing activities	(254,391)	(231,307)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	14,883	8,627
Payments on financing lease	—	(2,304)
Proceeds from the issuance of notes payable	45,515	—
Principal payments on notes payable	(264,050)	(124,364)
Net cash used in financing activities	(203,652)	(118,041)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(248,000)	218,867
Cash, cash equivalents, and restricted cash at beginning of period	3,377,233	3,568,893
Cash, cash equivalents, and restricted cash at end of period	$3,129,233	$3,787,760

Supplemental disclosure of cash flow activities:
Cash paid for interest	$160,973	$157,320
Cash paid for income taxes	$66	$—

Supplemental disclosure of noncash financing and investing transactions
Decrease in current installments of notes payable for issuance of stock	$25,000	$—
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$830,720	$—
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$90,660	$90,420

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$1,651,548	$2,372,983
Restricted cash included in long-term assets	1,477,685	1,414,777
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,129,233	$3,787,760

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2025

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2025	523,553,435	$5,235,534	$126,432,759	$(127,321,285)	$4,347,008
Shares issued under employee stock purchase plan	521,102	5,211	9,672	—	14,883
Stock in lieu of dividends on convertible preferred C	1,743,457	17,434	73,226	—	90,660
Stock for Amici	312,500	3,125	21,875	—	25,000
Shares issued for issuance of RSUs	1,566,771	15,668	(15,668)	—	—
Stock based compensation	406,840	4,069	91,295	—	95,364
Net loss	—	—	—	(477,080)	(477,080)
Balance, September 30, 2025	528,104,105	$5,281,041	$126,613,159	$(127,798,365)	$4,095,835

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, July 1, 2025	528,010,308	$5,280,103	$126,580,543	$(127,594,764)	$4,265,882
Shares issued under employee stock purchase plan	93,797	938	3,048	—	3,986
Stock based compensation	—	—	29,568	—	29,568
Net loss	—	—	—	(203,601)	(203,601)
Balance, September 30, 2025	528,104,105	$5,281,041	$126,613,159	$(127,798,365)	$4,095,835

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2024	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625
Shares issued under employee stock purchase plan	290,625	2,906	5,721	—	8,627
Stock in lieu of dividends on convertible preferred C	1,808,400	18,084	72,336	—	90,420
Shares issued for issuance of RSUs	1,568,250	15,682	(15,682)	—	—
Stock based compensation	—	—	136,601	—	136,601
Net loss	—	—	—	(237,245)	(237,245)
Balance, September 30, 2024	523,455,145	$5,234,551	$126,367,581	$(127,567,104)	$4,035,028

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, July 1, 2024	522,957,618	$5,229,576	$126,316,593	$(127,717,355)	$3,828,814
Shares issued under employee stock purchase plan	147,527	1,475	2,287	—	3,762
Shares issued for issuance of RSUs	350,000	3,500	(3,500)	—	—
Stock based compensation	—	—	52,201	—	52,201
Net income	—	—	—	150,251	150,251
Balance, September 30, 2024	523,455,145	$5,234,551	$126,367,581	$(127,567,104)	$4,035,028

See accompanying notes to the unaudited condensed consolidated financial statements

INTERNATIONAL ISOTOPES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

(1)       The Company and Basis of Presentation

International Isotopes Inc. (INIS) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of INIS and its wholly-owned subsidiaries, including Radnostix, LLC, an Idaho limited liability company; RadQual, LLC, an Idaho limited liability company (RadQual); TI Services, LLC, an Ohio limited liability company (TI Services); RadVent, LLC, an Idaho limited liability company; International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; and International Isotopes Transportation Services, Inc., an Idaho corporation. INIS, and its wholly-owned subsidiaries are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – The Company manufactures a wide range of radioisotope-focused products used in variety of medical and industrial applications. The Company's products include a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and an FDA-approved radiopharmaceutical drug product. The Company also holds several patents for a fluorine extraction process that would be used in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). For 2025, the Company’s business consists of five major business segments: Theranostics Products, Cobalt Products, Calibration & Reference Products (previously called Nuclear Medicine Standards), Medical Devices, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products could be considered two to three years. Accordingly, preliminary payments received on cobalt contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue and, depending upon estimated ship dates, classified under either current or long-term liabilities on the Company’s condensed consolidated balance sheets. These unearned revenues are being recognized as revenue in the periods during which the cobalt shipments take place. All assets expected to be realized in cash or sold during the normal operating cycle of business are classified as current assets.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the nine months ended September 30, 2025, the Company reported a net loss of $477,080 and net cash provided by operating activities of $210,043. During the nine months ended September 30, 2024, the Company reported net loss of $237,245 and net cash provided by operating activities of $568,215.

During the three and nine months ended September 30, 2025, the Company continued its focus on its strongest long-standing core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Cobalt Products, and Calibration & Reference Products (previously called Nuclear Medicine Standards), and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the start-up of its Medical Device segment which includes assets purchased from AMICI, Inc. (AMICI) in 2023 and investing in the development of an EasyFill Automated Iodine Capsule System.

The Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. On February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land. The definitive agreement provides that the maximum date for closing is March 31, 2026 (the "Outside Date"), subject to further extension pursuant to the terms of the agreement. In July 2025, the Buyer requested an extension of the Outside Date, which the Company determined was not in the best interests of the Company, and therefore, the Outside Date remains March 31, 2026. Closing is contingent on various conditions being met, including the Buyer obtaining financing plus approvals and agreements with the NRC and other third parties. On September 30, 2025, the Company and the Buyer submitted an application to the NRC requesting consent to transfer the Company's NRC license to the Buyer. This application for transfer and closing of the transaction remain subject to the NRC's review process. The Company is currently evaluating any effects the current government shutdown might have on this review process and approval for license transfer. Proceeds from this sale if it closes by the Outside Date would be $12.5 million in total.

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

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and nine months ended September 30, 2025, the Company had 26,637,500 stock options outstanding, 3,000,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three and nine months ended September 30, 2024, the Company had 27,012,500 stock options outstanding, 5,250,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	528,088,472	523,138,891	526,568,064	522,028,572

Effects of dilutive shares
Stock Options	—	—	—	—
Series C Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	528,088,472	523,138,891	526,568,064	522,028,572

The table below summarizes common stock equivalents outstanding at September 30, 2025 and September 30, 2024:

	September 30,
	2025	2024
Stock options	26,637,500	27,012,500
Restricted Stock Units	3,000,000	5,250,000
Shares of Series C Preferred Stock	40,630,000	40,630,000
	70,267,500	72,892,500

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

On June 3, 2024, the Company entered into a Strategic Development and Distribution Agreement with Alpha Nuclide Inc for the rights to manufacture and distribute the Company’s Theranostics Products and Nuclear Medicine Products in mainland China as part of a 50/50 joint Venture between the Company and Alpha Nuclides. The parties will begin with the distribution of the Company’s Calibration & Reference Products as part of phase I of the strategic alliance, with further planned milestones for the establishment of a joint venture to register the Company’s Theranostics and Calibration & Reference Products with the CFDA for local manufacturing and distribution. The parties envision commercializing INIS's radiopharmaceutical Iodine-131, radiochemical API, and theranostics API I-131 for 3rd party therapeutic applications in China. The parties intend to manufacture and distribute the products from Alpha Nuclide's Jiaxing facility, which Alpha Nuclides is responsible for establishing. The parties also intend to enter into a supply agreement for raw material isotopes to be supplied from Alpha Nuclide to the Company to be used in the Company’s manufacturing process at the Company’s Idaho Falls, Idaho facility.

On August 6, 2024, the Company entered into a joint venture agreement with Phantech LLC to form PhanQual. PhanQual will leverage INIS’s and Phantech’s technologies, facilities, experience, and global network to design, manufacture, and distribute sealed sources, including adapting Phantech's patented and cutting-edge fillable calibration source technology, into sealed source calibration devices to better serve the R&D and theranostics community. Additionally, RadQual will globally distribute Phantech’s entire portfolio of fillable sources through RadQual’s global network of distributors. PhanQual’s revenues and operations will operate through RadQual and will be included in our Calibration & Reference Products segment.

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the nine months ended September 30, 2025 and 2024, the Company issued 521,102 and 290,625 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $14,883 and $8,627, respectively. As of  September 30, 2025, 1,314,527 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the 2015 Plan), which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 Plan by an additional 20,000,000 shares. The 2015 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. At September 30, 2025, there were 18,900,685 shares available for grant and 48,538,185 shares available for issuance under the 2015 Plan.

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

Option awards outstanding as of  September 30, 2025, and changes during the nine months ended September 30, 2025, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2024	26,087,500	$0.05	6.1
Granted	725,000	0.05
Exercised	—	—
Expired	—	—
Forfeited	175,000	0.04
Outstanding at September 30, 2025	26,637,500	0.05	5.4	$445,800
Exercisable at September 30, 2025	20,322,500	$0.05	4.4	$310,950

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.06 per share on September 30, 2025.

As of  September 30, 2025, there was $58,492 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.77 years.

Total stock-based compensation expense for the nine months ended September 30, 2025 and 2024 was $95,364 and $136,601, respectively.

During the nine months ended September 30, 2025, the Company granted an aggregate of 725,000 qualified stock options to nine of its employees. These options vest over a five-year period with the first vesting on the first anniversary of the date of grant, with an expiration at the ten-year anniversary for each grant. The exercise price for these granted options was between $0.04 and $0.11 per share. The options issued during the nine months ended September 30, 2025 have a fair value of $25,116 as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 3.95% to 4.52%, expected dividend yield rate of 0%, expected volatility of 72.53% to 85.29% and an expected life between 5 and 7 years.

Restricted Stock Units outstanding as of  September 30, 2025, and changes during the nine months ended September 30, 2025, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2024	5,250,000	$0.04
Granted	—
Vested and Exercised	(2,250,000)	0.04
Forfeited / Cancelled	—
Outstanding at September 30, 2025	3,000,000	$0.04

As of  September 30, 2025, there was $21,788 of unrecognized compensation expense related to Restricted Stock Units that will be recognized over a weighted-average period of 0.545 years.

Preferred Stock

At September 30, 2025, there were 4,063 total shares of the Series C Preferred Stock outstanding. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2025. In September 2024, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2027. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

During the nine months ended September 30, 2025 and 2024, dividends paid to holders of the Series C Preferred Stock totaled $243,780 and $243,030 respectively. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the nine months ended September 30, 2025 and 2024, the Company issued an aggregate of 1,743,457 and 1,808,400 shares of common stock in lieu of dividend payments of $90,660 and $90,420, respectively, with the remaining dividend payable settled in cash of $153,120 and $152,610, respectively.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with the chairman of our board of directors at the time and one of our major shareholders, pursuant to which we borrowed $500,000 (the “2013 Promissory Note”). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuant to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the sale of all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources, LLC (the “DUF6 Asset Sale”), (iii) if reasonably possible, to reinstate a security provision against our Sodium iodide abbreviated new drug application (“ANDA”) and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, the Company has not yet removed the security interests against any of our assets related to this note. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At September 30, 2025, accrued interest payable on the 2013 Promissory Note was $354,234.

In April 2018, the Company borrowed $120,000 from our chief executive officer and the current chairman of our board of directors (“Chairman”) through an affiliated entity pursuant to a promissory note (the “2018 Promissory Note”). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, the Company has not yet removed the security interests against any of our assets related to this note. In August 2025, the 2018 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At September 30, 2025, accrued interest on the 2018 Promissory Note totaled $53,570.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from our chief executive officer, Chairman, former Chairman, and one of our major shareholders pursuant to a promissory note (the “2019 Promissory Note”). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, the Company has not yet removed the security interests against any of our assets related to this note. In August 2025, the 2019 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At September 30, 2025, the accrued interest on the 2019 Promissory Note totaled $229,131.

In June 2023, the Company executed an asset purchase agreement with AMICI, Inc. for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, the Company entered a promissory note to AMICI, Inc. with a principal amount of $558,593. According to the terms of the note, the Company made an initial cash payment of $100,000 into escrow, issued the seller $25,000 in shares of the Company’s common stock, and paid the seller $6,493 in a closing cash reimbursement payment. For the remaining principal balance of the promissory note of $427,100, the Company is required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due was not subject to interest until the 25th month after the anniversary of the closing of the transaction. At September 30, 2025, the balance of this promissory note was $157,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

Sales to the Company’s top three customers for the nine months ended September 30, 2025 were approximately 30% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign. Approximately 18% of the Company's total gross revenue was from sales from a single customer as part of our Theranostics Products segment.

The production of Cobalt-60 is dependent upon the U.S. Department of Energy (DOE), and its prime operating contractor, which controls the Advanced Test Reactor (ATR) and laboratory operations at the ATR located outside of Idaho Falls, Idaho. From 2014 to 2024, the Company had a ten-year contract with the DOE for the irradiation of cobalt targets for the production of cobalt-60. The Company was able to purchase cobalt targets as available for a fixed price per target and with an annual 5% escalation in price. The contract term was October 1, 2014, through September 30, 2024, the Company and the DOE continue to work on this supply agreement with amendments. The DOE have informed the Company that they have secured additional feed stock and remain committed to production of cobalt-60, and the Company continues to source cobalt-60 from the DOE through amendments to the existing contract.

Sales of our most predominant Theranostics Products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon Theranostics Products sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary. In the nine-months ended September 30, 2025, the Company experienced supply interruptions from our key raw material supplier in July and August. In the nine-months ended September 30, 2025, the Company received regulatory approval for an additional supplier and in September 2025 started sourcing from two suppliers. The Company has identified other suppliers and continues to search for additional means to produce and procure certain critical isotopes.

The Calibration & Reference Products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales. Beginning in the six months ended  June 30, 2024, there was a global shortage of Cobalt-57 isotopes, a key isotope for this business segment that resulted in significant lost sales. In the third quarter of 2024 our main supply of Cobalt-57 was restored, and our global isotope supply chain has normalized. In nine months ended September 30, 2025, a global outage of Gadolinium-153 isotopes, a key isotope for this business segment, resulted in significant lost sales. While the Company continues to work with industry to restart supply of this key isotope, we are uncertain of the timeframe to restore supply.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit the processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with Swiss Re Corporate Solutions Premier Insurance Corporation which is supported by a restricted money market account held with Merrill Lynch. At  September 30, 2025, the balance of this account was $1,477,685.

As noted in Footnote 2 above, on February 8, 2024, the Company entered into a definitive agreement to sell all of its assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility, including the Lea County land. The definitive agreement provides that the maximum date for closing is March 31, 2026 (the "Outside Date"), subject to further extension pursuant to the terms of the agreement. In July 2025, the Buyer requested an extension of the Outside Date, which the Company determined was not in the best interests of the Company, and therefore, the Outside Date remains March 31, 2026. Closing is contingent on various conditions being met, including the Buyer obtaining financing plus approvals and agreements with the NRC and other third parties. In October 2025, the Company and the Buyer submitted an application to the NRC requesting consent to transfer the Company's NRC license to the Buyer. This application transfer and closing of the transaction remain subject to the NRC's review process. The Company is currently evaluating any effects the current government shutdown might have on this review process and approval for license transfer. Proceeds from this sale if it closes by the Outside Date would be $12.5 million in total. The Company has not recorded the value of this property as an asset and will not do so until such time that material changes to or sufficient progress on the project has been made to meet the Company’s obligations under the agreements for permanent transfer of the title.

(8)      Revenue Recognition

Revenue from Product Sales

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the nine months ended September 30, 2025, the Company reported current unearned revenue of $484,568. For the period ended December 31, 2024, the Company reported current unearned revenue of $513,317. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  September 30, 2025, and December 31, 2024, accounts receivable totaled $1,970,807 and $1,521,380, respectively.  For the nine months ended September 30, 2025, the Company did not incur material impairment losses with respect to its receivables.

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

In January 2025, the Company entered into a new operating lease agreement for a second facility across the street from its main headquarters. The initial term of the lease is five years, ending December 2029 and includes the option to extend the lease for two additional terms of five years each. The monthly lease rate increases annually by 3% each year. The Company has the right of first refusal on this property that allows it to match any offer to purchase this property. The Company recorded an operating lease right-of-use asset and corresponding operating lease right-of-use liability of $830,720 for this lease based on a life of 15 years and incremental borrowing rate of 6.75%. During the nine months ended September 30, 2025, the Company has been building out the new facility for future production with an expected startup in Q2 2026.

	Nine Months Ended September 30,
	2025	2024
Operating lease costs	$281,121	$215,331
Short-term operating lease costs	11,187	5,400
Financing lease expense:
Amortization of right-of-use assets	—	2,304
Interest on lease liabilities	—	92
Total financing lease expense	—	2,396
Total lease expense	$292,308	$223,127

Right-of-use assets obtained in exchange for new operating lease liabilities	$830,720	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	10.7	10.3
Weighted-average remaining lease term (years) - financing leases	—	0.2
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	—	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2025 (excluding the nine-months ended September 30, 2025)	$93,707	—
2026	374,828	—
2027	374,828	—
2028	374,828	—
2029	374,828	—
Thereafter	2,328,178	—
Total minimum lease obligations	3,921,197	—
Less-amounts representing interest	(1,140,073)	—
Present value of minimum lease obligations	2,781,124	—
Current maturities	(193,001)	—
Lease obligations, net of current maturities	$2,588,123	$—

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

In 2025, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Calibration & Reference Products, Medical Device Products, and Fluorine Products. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended September 30,		Nine months ended September 30,
Sale of Product	2025	2024	2025	2024
Theranostics Products	$1,484,284	$2,183,197	$5,176,740	$6,257,410
Cobalt Products	766,682	814,845	1,517,147	1,641,012
Calibration & Reference Products	961,093	926,402	3,301,673	2,099,713
Medical Device Products	65,757	—	176,476	—
Fluorine Products	—	—	—	—
Total Segments	3,277,816	3,924,444	10,172,036	9,998,135
Corporate revenue	—	—	—	—
Total Consolidated	$3,277,816	$3,924,444	$10,172,036	$9,998,135

	Three months ended September 30,		Nine months ended September 30,
Depreciation and Amortization	2025	2024	2025	2024
Theranostics Products	$9,962	$7,785	$28,066	$22,528
Cobalt Products	16,360	13,689	48,722	41,103
Calibration & Reference Products	31,481	30,429	92,841	91,848
Medical Device Products	—	—	—	—
Fluorine Products	26,095	20,345	78,285	78,285
Total Segments	83,898	72,248	247,914	233,764
Corporate depreciation and amortization	16,820	28,541	51,784	67,447
Total Consolidated	$100,718	$100,789	$299,698	$301,211

	Three months ended September 30,		Nine months ended September 30,
Segment Income (Loss)	2025	2024	2025	2024
Theranostics Products	$634,625	$1,289,266	$2,521,006	$3,474,120
Cobalt Products	245,837	(51,805)	571	(18,806)
Calibration & Reference Products	(99,118)	39,519	130,058	(328,743)
Medical Device Products	(187,615)	(167,451)	(570,589)	(279,801)
Fluorine Products	(76)	(26,095)	(22,330)	(30,941)
Total Segments	593,653	1,083,434	2,058,716	2,815,829
Corporate loss	(797,254)	(933,183)	(2,535,796)	(3,053,074)
Net Income	$(203,601)	$150,251	$(477,080)	$(237,245)

	Three months ended September 30,		Nine months ended September 30,
Expenditures for Segment Assets	2025	2024	2025	2024
Theranostics Products	$—	$—	$50,561	$146,295
Cobalt Products	—	39,799	12,835	39,799
Calibration & Reference Products	—	—	75,663	49,038
Medical Device Products	64,017	—	92,893	—
Fluorine Products	—	—	—	—
Total Segments	64,017	39,799	231,952	235,132
Corporate purchases	—	4,216	22,439	32,175
Total Consolidated	$64,017	$44,015	$254,391	$267,307

	September 30,	December 31,
Segment Assets	2025	2024
Theranostics Products	$1,285,118	$992,513
Cobalt Products	724,834	167,881
Calibration & Reference Products	2,709,918	2,928,814
Medical Device Products	699,583	553,117
Fluorine Products	4,797,454	4,875,738
Total Segments	10,216,907	9,518,063
Corporate assets	7,629,730	7,642,905
Total Consolidated	$17,846,637	$17,160,968

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

Our core business consists of five reportable segments which include: Theranostics Products, Cobalt Products, Calibration & Reference Products, Medical Devices, and Fluorine Products.

-	In our Theranostics Products segment, which is our largest segment by revenue, we produce:

•	an FDA approved generic sodium iodide I-131 drug product for the treatment of hyperthyroidism and thyroid cancer;

•	radiochemicals for multiples uses in clinical research and life sciences (including Tb-161 and variations of I-131); and

•

cGMP Active Pharmaceutical Ingredient (“API”) supply for third party theranostics clients. “cGMP” refers to current Good Manufacturing Practice regulations that are enforced by the FDA for quality and safety control;

-

In our Cobalt Products segment, we produce a variety of cobalt-60 products for medical, research and industrial applications. Cobalt-60 is a synthetic radioactive isotope of cobalt that is produced by irradiating the stable isotope cobalt-59;

-

In our Calibration & Reference Products segment (formerly referred to as Nuclear Medicine), we produce a wide range of sealed source calibration and reference standards (which are sealed to prevent the release of radioactive materials), that are used in: (i) nuclear pharmacies that specialize in preparing and dispensing radioactive pharmaceuticals for diagnostic imaging and medical treatments, (ii) nuclear medicine imaging clinics and hospitals which administer radioactive pharmaceuticals, (iii) certain laboratories and equipment that require radiation detection, and (iv) industrial settings that use radioactive sources for calibration, testing, and measurement; and

-

In our Medical Devices segment, we are currently developing products for commercial use, including an automated capsule system and medical molds and devices for applications in the theranostic medical radioisotope industry.

We are currently in the process of divesting our Fluorine Products segment, as discussed in more detail below.

We believe that we are well positioned to serve the growing radioisotope and radiopharmaceutical market segments.

Theranostics Products. This segment includes the production and distribution of various isotopically pure radiopharmaceuticals, APIs, and radiochemicals for medical, industrial, and research applications. These products are produced by us from radioisotopes supplied by our vendors. We produce and distribute various products in customized volumes, concentrations, chemical formulations, packages, and specifications tailored to meet our FDA specifications or customer and market demands. To our knowledge, our FDA approved generic sodium iodide I-131 drug product is the only generic product of this type manufactured in the U.S. and offers customers an attractive domestic alternative to the single existing foreign commercial drug manufacturer. Additionally, this segment distributes APIs, and radiochemicals from third party suppliers for pre-clinical, industrial, and research applications. According to BCC Research, the theranostics market was valued at $4.3 billion in 2024 and is expected to grow to $12.7 billion by 2029, reflecting a 24% compound annual growth rate.

The markets for most radiochemicals is highly competitive. The target markets for these products are customers who (1) incorporate them into finished industrial or medical devices; (2) use radioisotope products in clinical trials for various medical applications with the aim to further process and include the radioisotope products into pharmaceutical products approved by the U.S. FDA for labeled use in therapy or imaging, or (3) include our radioisotope products into their pharmaceutical products approved outside the U.S. for encapsulated and/or labeled use in therapy or imaging. We can ship to all 50 states and internationally. We are deploying a unique product strategy which we believe will make us the go-to API supplier for third party radiopharmaceutical products.

We believe that we are well positioned to hold a competitive advantage in the growing theranostics space because of our unique combination of high energy and high activity NRC licensing status that permits handling of high energy and high activity radioisotopes, our compliance with GMP, our FDA licensed operating facility, and experienced and skilled personnel.

Cobalt Products. Our Cobalt Products segment includes the production of various cobalt-60 products and services, including the fabrication of cobalt-60 sealed sources for radiation therapy, various industrial and medical applications, and recycling of expended cobalt-60 sources.

We have explored, and intend to continue to explore, opportunities to further develop cobalt-60 and other high-energy and high-activity products and sales on an ongoing basis. The production, use, transport, and import/export of these products are all heavily regulated by the NRC and DOT, state and local agencies as well as similar regulatory authorities in territories outside of the United States (i.e., EU, China, Australia, Brazil and Argentina), but we have developed a highly experienced staff of technicians, shipping specialists, and supervisors in order to comply with the regulations and to deliver these products in a cost-effective, timely manner.

We believe that our domestically manufactured products and service offerings provide us with a competitive edge over other cobalt-60 manufacturers.

Calibration & Reference Products. (formerly known as Nuclear Medicine Standards) The Calibration & Reference Products segment consists of various sealed source calibration and reference products, including our own manufactured products, jointly manufactured products, and third-party products. These products are sold through our RadQual subsidiary for use with SPECT and PET imaging equipment, patient positioning, radiopharmacy and radiopharmaceutical Contract Development and Manufacturing Organization (“CDMO”) lab equipment, pre-clinical imaging equipment, clinical trial or custom geometry applications, and calibration or operational testing of measuring and/or testing equipment. Our Calibration & Reference Products include flood sources, dose calibrator sources, cylinder phantoms, annulus phantoms, rod sources, line sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. Our pre-clinical products include distribution of fillable sources from Phantech and pre-clinical sealed sources via our PhanQual joint venture with Phantech. Our Calibration and Reference sources include RadQual products for lab equipment; we also distribute non-medical sealed source calibration and reference standards manufactured by ORANO LEA, with whom we have a bilateral relationship. Our Calibration & Reference Products segment also commercializes bulk isotope sales and shielding and accessories related to our sealed source products.

According to the International Atomic Energy Agency’s Medical imAGIng and Nuclear mEdicine global resources database (IMAGINE), as of September 2025, at least 131 countries have SPECT and/or PET imaging cameras, with more than 29,000 installed units in total. These installed cameras use calibration and reference sources on a regular repeat basis, with many of them requiring calibration as part of on-going certification. Most Calibration and Reference Product sales are to U.S. customers. However, in recent years, because of stronger marketing efforts, we have seen an increase in foreign sales. All these products contain radioactive isotopes that decay at a predictable rate. Therefore, customers are required to periodically replace most of these products when they reach the end of their useful lives. The useful life of these products varies depending on the isotope used in manufacture, but in most cases averages eighteen months to two years. The various isotopes used in manufacturing these Calibration & Reference Products are from several sources world-wide, and we are continually working to develop multiple sources of each isotope. In addition to the products themselves, we have developed a line of specialty packaging for the safe transportation and handling of these products.

To our knowledge there are a few small regional suppliers internationally and only one major producer of a similar catalog of products in the world that competes directly with us for this broad portfolio of products. Most of the products manufactured by our major competitor are similar in design to our products as these products must meet Original Equipment Manufacturer (“OEM”) dimensional and performance standards. We attempt to differentiate our products through strategic alignment with OEMs, high levels of service, competitive pricing, patent protections, and exclusive arrangements with OEMs.

We continue working to expand the number and types of products that are manufactured in this segment and expand our qualified suppliers for the raw material used for our products. We plan to eventually manufacture some of our medical products in China through our joint-venture, Radnostix China.

Medical Devices. We started the Medical Devices segment in 2024 and many of our products in this segment remain under development. Our Medical Device segment will consist of our own medical devices and the distribution and servicing of third-party products.

In 2022 we entered a joint venture to develop the EasyFill Automated Capsule System, a robotic lab device to be paired with our Theranostics Products. The EasyFill is still in the developmental stage. We are targeting a Q3 2026 roll out and Q2 2027 commercial ramp up, including additional sales of I-131.

In 2023, we entered into an asset purchase agreement with AMICI, Inc. to purchase manufacturing molds, device registrations, trademarks, and all production rights to several AMICI, Inc. medical device and accessory products for lung ventilation; this included the Swirler Radioaerosol System and Tru-Fit mouthpiece products. In January 2025, as part of an amendment to the AMICI, Inc. asset purchase agreement, we received the manufacturing molds, device registrations, trademarks, and all production rights to the AMICI, Inc. line of Xenon System products. These acquired assets from AMICI, Inc. are currently under development and are expected to be released in 2026 to be sold through our RadVent subsidiary. In 2024, our Medical Device segment entered into a distribution and servicing agreement with Scintomics ATT for their complete line of radiosynthesis modules; to date, all of our revenue in the Medical Devices segment comes from the sale of third party products.

Fluorine Products. We established the fluorine products business segment in 2004 to support production and sale of various fluoride gases produced using our Fluorine Extraction Process (“FEP”). FEP was intended to be completed in conjunction with the operation of a proposed depleted uranium, or DUF6, de-conversion facility in Lea County, New Mexico. DUF6 is the waste by-product of uranium enrichment, and any uranium enrichment facility will create very large quantities of DUF6. In October 2012, we received a construction and operating license from the NRC for the planned facility. Changes in the nuclear industry near the end of 2013, however, significantly reduced commercial demand for this type of facility. Therefore, we suspended all further development work on the project, but we have maintained all licenses and permits for the project.

On February 8, 2024, we entered into a definitive agreement to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources (the “DUF6 Asset Sale”) for cash consideration of $12.5 million. On September 30, 2025, we and the buyer jointly submitted to the NRC a consent request to allow us to transfer our license to the buyer, we are currently waiting on NRC’s consent. We expect to close the agreement by the March 2026 milestone. We are currently evaluating any effects the current government shutdown will have on this NRC review process and the approval for transfer the license transfer. Closing is contingent on various conditions being met, including approvals and agreements by the NRC and other third parties. Upon the closure of the DUF6 Asset Sale, we plan to pay down the related notes and close our Fluorine Products business segment.

Related to the Fluorine Products’ assets, during 2024, we received $50,000 of other income related to the DUF6 Asset Sale and incurred $109,187 of expenses related to maintaining licenses and permits for the proposed de-conversion project, as compared to $7,920 of other income and $113,019 of expenses in 2023. The largest expense in this business segment is $104,379 for the amortization of our NRC license for this project; this amortization is approximately 96% and 92% of the total expenses for 2024 and 2023 respectively. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico. Upon the closure of the DUF6 Asset Sale, we plan to pay down the related notes and dissolve our Fluorine Products segment.

We expect the disposition of the Fluorine Products’ assets to bring in $12.45 million in gross consideration, recognizing a gain on the sale of assets of $7.5 million. We currently expect to use some of the proceeds to repay various long-term notes, totaling $1.62 million in principal and approximately $618,000 in accrued interest, leaving the Company with net cash of $10.2 million. We do not consider these assets to be material to our core business segments, and there is no operational revenue from these assets. The sale of these assets will also have a positive impact on our income statement, relieving approximately $100,000 of annual operating costs for licensing and depreciation. We also expect a positive impact to our balance sheet, as closing the DUF6 Asset Sale would decrease assets by $4.85 million but improve cash by $10.2 million and also reduce long-term liabilities - notes payable, by $1.62 million and short-term liabilities for accrued interest of $618,000. The notes that we intend to repay also carry liens against our other assets and the removal of such liens would provide the company with additional future financing options, if necessary.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2025, Compared to Three Months and Nine Months Ended September 30, 2024

Sale of Product for the three months ended September 30, 2025 was $3,277,816 as compared to $3,924,444 for the same period in 2024, an overall decrease of $646,628, or approximately 16%. This decrease in sales was the result of decreased sales in our Theranostics Products due a temporary outage of one of our isotope suppliers which ended during the period. This decrease was partially offset by increased sales in our Calibration & Reference Products and Cobalt Products segments, as discussed in more detail below. Due to temporary outages of isotope supply in our Theranostics Products segment combined with global shortages of gadolinium-153 in our Calibration & Reference Products, we estimate lost sales of approximately $400,000 in the three months ended September 30, 2025.

Sale of Product in all segments for the nine months ended September 30, 2025 was $10,172,036 compared to $9,998,135 for the same period in 2024, an overall increase of $173,901, or approximately 2%. This increase in sales was the result of increased sales in our Calibration & Reference Products segment partially offset by decreased sales in our Theranostics Products and Cobalt Products, as discussed in more detail below. Due to temporary outages of isotope supply in our Theranostics Products segment combined with global shortages of gadolinium-153 in our Calibration & Reference Products, we estimate lost sales of approximately $750,000 in the nine months ended September 30, 2025.

The following table presents a period-to-period comparison of total revenue by segment for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine Months Ended September 30,
Sale of Product	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Theranostics Products	$ 1,484,284	$ 2,183,197	$ (698,913)	(32%)	$ 5,176,740	$ 6,257,410	$ (1,080,670)	(17%)
Cobalt Products	766,682	814,845	(48,163)	(6%)	1,517,147	1,641,012	(123,865)	(8%)
Calibration & Reference Products	961,093	926,402	34,691	4%	3,301,673	2,099,713	1,201,960	57%
Medical Device Products	65,757	—	65,757	100%	176,476	—	176,476	100%
Fluorine Products	—	—	—	—%	—	—	—	—%
Total Consolidated Sale of Product	$ 3,277,816	$ 3,924,444	$ (646,628)	(16%)	$ 10,172,036	$ 9,998,135	$ 173,901	2%

Cost of product decreased to $1,337,797 for the three months ended September 30, 2025 from $1,475,016 for the same period in 2024. This is a decrease of $137,219, or approximately 9%. The decrease in cost of product was primarily due to the decreased overall sales in the three months ended September 30, 2025. Gross profit for the three months ended September 30, 2025 was $1,940,019, compared to $2,449,428 for the same period in 2024. This represents a decrease in gross profit of $509,409, or approximately 21%, compared to the same period in 2024.

Cost of product in all segments increased to $4,058,421 for the nine months ended September 30, 2025 from $3,665,085 for the same period in 2024. This is an increase of $393,336, or approximately 11%. The increase in cost of product in the nine-month comparison was primarily due to the increased sales in the nine months ended September 30, 2025. Gross profit for the nine months ended September 30, 2025 was $6,113,615, compared to $6,333,050 for the same period in 2024. This represents a decrease in gross profit of $219,435, or approximately 3%. This decrease was primarily due to decreased sales in our Theranostics Products segment.

The following table presents cost of product and gross profit data for each of our business segments for the three months and  nine months ended September 30, 2025 and September 30, 2024:

	For the Three		For the Three		For the Nine		For the Nine
	Months Ended	% of	Months Ended	% of	Months Ended	% of	Months Ended	% of
	September 30,	Total Sales	September 30,	Total Sales	September 30,	Total Sales	September 30,	Total Sales
	2025	2025	2024	2024	2025	2025	2024	2024
Total Sale of Product	$ 3,277,816		$ 3,924,444		$ 10,172,036		$ 9,998,135
Cost of Product
Theranostics Products	$ 482,414	15%	$ 577,133	15%	$ 1,492,414	15%	$ 1,758,735	18%
Cobalt Products	283,794	9%	462,835	12%	755,393	7%	901,546	9%
Calibration & Reference Products	512,156	16%	435,048	11%	1,656,980	16%	1,004,804	10%
Medical Device Products	59,433	2%	—	—%	153,634	2%	—	—%
Fluorine Products	—	—%	—	—%	—	—%	—	—%
Total Cost of Product	$ 1,337,797	41%	$ 1,475,016	38%	$ 4,058,421	40%	$ 3,665,085	93%

Gross Profit	$ 1,940,019		$ 2,449,428		$ 6,113,615		$ 6,333,050
Gross Profit %	59%		62%		60%		63%

For the three months ended September 30, 2025, total operating costs and expenses in all segments decreased approximately 7% to $2,121,433 from $2,269,823 for the same period in 2024. This decrease of $148,390 was due to decreased General, Administrative, and Consulting expenses due to one-time waste disposal expenses in the three months ended September 30, 2024 partially offset by increased in Salaries and Contract Labor expenses due to increased headcount and increased payrates and increased Research and Development expenses in three months ended September 30, 2025.

For the nine months ended September 30, 2025, total operating costs and expenses in all segments decreased approximately 2% to $6,494,886  from $6,599,765 for the same period in 2024. This decrease of $104,879 was due to decreased General, Administrative, and Consulting expenses due to reduced professional fees and decreased Research and Development expenses due to reduced legal expenses, partially offset by increases in Salaries and Contract Labor expenses due to increased headcount and increased payrates in nine months ended September 30, 2025.

The following table presents a comparison of total operating expenses for the three months and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine Months Ended September 30,
Operating Costs and Expenses:	2025	2024	% change	$ change	2025	2024	% change	$ change
Salaries and Contract Labor	$ 1,160,434	$ 1,074,535	8%	$ 85,899	$ 3,368,592	$ 2,976,880	13%	$ 391,712
General, Administrative and Consulting	821,588	1,082,937	(24%)	(261,349)	2,777,519	3,133,557	(11%)	(356,038)
Research and Development	139,411	112,351	24%	27,060	348,775	489,328	(29%)	(140,553)
Total operating expenses	$ 2,121,433	$ 2,269,823	(7%)	$ (148,390)	$ 6,494,886	$ 6,599,765	(2%)	$ (104,879)

Other income was $44,114 for the three months ended September 30, 2025 as compared to other income $20,718 for the same period in 2024. This is an increase of $23,396, or approximately 113% that was due to extension payments as part of the Flourine Products Asset Sale.

Other income was $96,558 for the nine months ended September 30, 2025 as compared to other income $176,094 for the same period in 2024. This is a decrease of $79,536, or approximately 45% that was due to a decrease in miscellaneous income.

Interest expense for the three months ended September 30, 2025 was $86,285, compared to $81,884 for the same period in 2024. This is an increase of $4,401, or approximately 5%. Interest expense for the nine months ended September 30, 2025 was $252,943, compared to $244,695 for the same period in 2024. This is an increase of $8,248, or approximately 3%.

Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended September 30, 2025 and 2024, we accrued dividends payable of $60,945 and $60,945 respectively, which have been recorded as interest expense, which have been recorded as interest expense. For the nine months ended September 30, 2025 and 2024, we accrued dividends payable of $182,835 and $151,008 respectively, which have been recorded as interest expense. See Note 6 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

We had a net loss of $203,601 for the three months ended September 30, 2025 compared to net income of $150,251 for the same period in 2024. This decrease in net income of $353,852 for the quarter is largely the result of decrease in sales in our Theranostics Products due a temporary outage of one of our isotope suppliers which ended during the period. This decrease was partially offset by increased sales in our Calibration & Reference Products and Cobalt Products segments partially offset by the for the three months ended September 30, 2025, as compared to the same period in 2024.

We had a net loss of $477,080 for the nine months ended September 30, 2025 compared to net loss of $237,245 for the same period in 2024. This increase in net loss of $239,835 was largely the result of decreased sales in our Theranostics Products and Cobalt Products segments for the nine months ended September 30, 2025 as compared to the same period in 2024, partially offset by increased sales in our Calibration & Reference Products segment.

Theranostics Products.

Sales of Theranostics Products for the three months ended September 30, 2025 was $1,484,284, compared to $2,183,197 for the same period in 2024. This is a decrease of $698,913, or approximately 32% during the three months ended September 30, 2025.

Sales of product in the Theranostics Products segment for the nine months ended September 30, 2025 was $5,176,740, compared to $6,257,410 for the same period in 2024. This is a decrease of $1,080,670, or approximately 17%.

The decreases in sales during the three and nine months ended September 30, 2025 are partially due to temporary outages of one of suppliers and partial loss of business of a long-standing national account. In the nine months ended September 30, 2025, we received regulatory approval for an additional supplier and in September 2025 started regularly sourcing from two suppliers. We expect stabilized sales and steady sales growth for our Theranostics Products going forward, primarily from the sale of our generic sodium iodide I-131 drug product and new sales of theranostic API product.

Cost of product for Theranostics Products decreased to $482,414 for the three months ended September 30, 2025, as compared to $577,133 for the same period in 2024. This is a decrease of $94,719, or approximately 16%, and was the result of the decreased sales. Gross profit of Theranostics Products for the three months ended September 30, 2025 was $1,001,870, compared to $1,606,064 for the same period in 2024, and gross profit percentage was approximately 67% and 74% for three months ended September 30, 2025 and 2024 respectively.

Cost of product for Theranostics Products decreased to $1,492,414 for the nine months ended September 30, 2025, as compared to $1,758,735 for the same period in 2024. This is a decrease of $266,321, or approximately 15%, and was the result of the decreased sales. Gross profit of Theranostics Products for the nine months ended September 30, 2025 was $3,684,326, compared to $4,498,675 for the same period in 2024, and gross profit percentage was approximately 71% and 72% respectively.

Operating expenses for this segment increased to $367,245 for the three months ended September 30, 2025, compared to $316,798 for the same period in 2024. This in an increase in operating expenses of $50,447, or approximately 16% due to increased salary and labor costs.

Operating costs expenses for this segment increased to $1,163,320 for the nine months ended September 30, 2025, compared to $1,024,555 for the same period in 2024. This in an increase in operating costs and expenses of  $138,765, or approximately 14% due to increased salary and labor costs.

For the three months ended September 30, 2025,this segment reported net income of $634,625 as compared to net income of $1,289,266 for the same period in 2024. This is a decrease in net income of $654,641.

For the nine months ended September 30, 2025, this segment reported net income of $2,521,006 compared to net income of $3,474,120 for the same period in 2024. This is a decrease in net income of $953,114.

Decreases in net income for the three months and nine months ended September 30, 2025 were the result of decreased sales due to a temporary supplier outage and partial loss of business of a long-standing national account combined with increased operating expenses during the nine months ended September 30, 2025.

In April 2025, an FDA inspection at our Idaho Falls facility resulted in an Official Action Indicated (OAI). INIS has developed and implemented corrective actions and submitted our 15-day, 90-day, and 180-day updates and is working with the FDA to complete applicable manufacturing changes. Upon the completion of our corrective actions, the FDA will reinspect the facilities. There is a risk of additional action by the FDA up to and including a manufacturing and distribution hold. INIS continues to manufacture and distribute during the on-going corrective action implementation, and we believe we are on a pathway to implement and finalize our corrective actions without any adverse effect on our business, results of operations and financial condition. While we believe that our corrective actions in response to the OAI will be deemed satisfactory, there can be no assurance that the FDA will not require additional corrective actions or take further action. See Item 1A "Risk Factors" of this Quarterly Report for more information.

Cobalt Products.

Sales of product in the Cobalt Products segment for the three months ended September 30, 2025 was $766,682, compared to $814,845 for the same period in 2024. This represents a decrease of $48,163, or approximately 6%.

Sales of product in the Cobalt Products segment for the nine months ended September 30, 2025 was $1,517,147, compared to $1,641,012 for the same period in 2024. This represents a decrease of $123,865, or approximately 8%.

The decreases in sales of product were primarily due to the timing of cobalt sealed source manufacturing sales. Large value sales of high activity cobalt sources occur at various times throughout the year. Frequently the timing of these sales can have a significant impact on period comparisons.

Cost of product for the three months ended  September 30, 2025, was $283,794, as compared to $462,835, for the same period in 2024. Gross profit for cobalt products for the three months ended  September 30, 2025 was  $482,888 compared to  $352,010 for the same period in 2024. This is an  increase of $130,878, or approximately  37%. Operating costs and expenses in this segment were  $237,051 for the three months ended  September 30, 2025, compared to  $403,815 for the same period in 2024. This increase in operating costs and expenses is due to waste expense of $129,000 in the  three months ended September 30, 2025 compared to no such expense in 2024. We had a net income for Cobalt Products of  $245,837 for the three months ended  September 30, 2025, as compared to net loss of  $51,805 for the same period in 2024. The increase in net income of $297,642, or approximately 575%, was attributable to the additional waste expense in the three months ended September 30, 2024.

Cost of product for the nine months ended  September 30, 2025, was $755,393, compared to $901,546, for the same period in 2024. Gross profit for Cobalt Products for the nine months ended  September 30, 2025 was  $761,754 compared to  $739,466 for the same period in 2024. This is an  increase of $22,288, or approximately 3%. Operating costs and expenses in this segment were  $761,183 for the nine months ended  September 30, 2025, compared to  $758,272 for the same period in 2024. We had a net income for cobalt products of  $571 for the  nine months ended  September 30, 2025, as compared to a net loss of  $18,806 for the same period in 2024. The increase in net income of $19,377 was attributable to increased gross profit.

Calibration & Reference Products (formerly Nuclear Medicine Standards)

Sales of product in the Calibration & Reference Products segment for the three months ended September 30, 2025, was $961,093, compared to $926,402 for the same period in 2024. This represents an increase in sales of $34,691, or approximately 4%.

Sales from Calibration & Reference Products for the nine months ended September 30, 2025, was $3,301,673, compared to $2,099,713 for the same period in 2024. This represents an increase in sales of $1,201,960, or approximately 57%.

The increases in sales were due to a global shortage of Cobalt-57 radioisotope during 2024 with no such shortage in 2025. The Cobalt-57 shortage began in January of 2024 and was restored in the third quarter of 2024. We added additional suppliers of Cobalt-57 in 2024.

Due to an ongoing global shortage of Gadolidium-153 radioisotope beginning in January 2025, we have been unable to manufacture any products that utilize this radioisotope. We expect these sales to return with a period of catch-up once we have been able to source this radioisotope.

Cost of product for our Calibration & Reference Products segment for the three months ended September 30, 2025, was $512,156, as compared to $435,048 for the same period in 2024. The increase in cost of product in the period-to-period comparison of $77,108, or 18%, was due to increased total sales and charges during the three-month period ended September 30, 2025 compared to the same period in 2024. Gross profit for our Calibration & Reference Products segment for the three months ended September 30, 2025 was $448,937 compared to $491,354 for the same period in 2024. This is a decrease in gross profit of $42,417, or approximately 9%.

Cost of product for our Calibration & Reference Products segment for the nine months ended September 30, 2025, was $1,656,980, as compared to $1,004,804 for the same period in 2024. The increase in cost of sales in the period-to-period comparison of $652,176, or 65%, was due to increased sales during the nine-month period ended September 30, 2025, as compared to the same period in 2024. Gross profit for our Calibration & Reference Products segment for the nine months ended September 30, 2025 was $1,644,693 compared to $1,094,909 for the same period in 2024. This is an increase in gross profit of $549,784, or approximately 50%.

Operating costs and expenses for this segment for the three months ended September 30, 2025 increased to $548,055, from $451,835 for the same period in 2024. This is an increase of $96,220, or approximately 21%, and was the result of increased salaries and wages and rent during the three months ended September 30, 2025. Net loss for this segment for the three months ended September 30, 2025 was $99,118, compared to net income of $39,519 for the same period in 2024. This is an increase in net loss of $138,637 and was largely the result of increased operating expenses.

Operating expenses for this segment for the nine months ended September 30, 2025 increased to $1,514,635, from $1,423,652 for the same period in 2024. This is an increase of $90,983, or approximately 6%. Net income for this segment for the nine months ended September 30, 2025 was $130,058, compared to net loss of $328,743 for the same period in 2024. This is an increase in net income of $458,801 and is the result of increased sales.

Medical Device Products.

For the three months ended September 30, 2025 we had sale of product in the Medical Device Products segment of $65,757 with no sales in the same period ending September 30, 2024.

For the nine months ended September 30, 2025 we had sale of product in the Medical Device Products segment of $176,476 with no sales in the same period ending September 30, 2024.

Sale of product in 2025 included distribution of various third-party products. We plan to commercialize additional third-party medical devices and accessories related to the radiopharmaceutical and theranostics spaces and provide engineering, installation, and preventative maintenance and services related to those medical devices. We are also in development for our Swirler® and Tru-Fit™ Mouthpiece products which will be under the branding of RadVent. These products are based on assets and intellectual property rights we acquired previously from AMICI, Inc. Due to the impact of tariff issues, we expect these RadVent products to release in early 2026 instead of late 2025 as previously reported. We also are under development of our EasyFill Automated Iodine Capsule System through a joint venture.

Operating costs and expenses for this segment for the three months ended September 30, 2025 were $193,939 compared to $167,451 in the same period in 2024.

Operating costs and expenses for this segment for the nine months ended September 30, 2025 were $593,431 as compared to $279,801 in the same period in 2024.

These increases in operating expenses of $26,488 and $313,630 for the three months and nine months ended September 30, 2025 respectively were due to increased activity including labor, professional services, and research and development related to the startup of this new business segment.

Net loss for this segment for the three months ended September 30, 2025 was $187,615, compared to net loss of $167,451 for the same period in 2024. This is an increase in net loss of $20,164 due to the increased development activity in the segment.

Net loss for this segment for the nine months ended September 30, 2025 was $570,589, compared to net loss of $279,801 for the same period in 2024. This is an increase in net loss of $290,788 due to the increased development activity in the segment.

Fluorine Products.

For the three months and  nine months ended September 30, 2025 and the three months and nine months ended September 30, 2024, we had no sales in our Fluorine Products segment.

During the three months and the nine months ended September 30, 2025, we incurred $26,095 and $82,330 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $26,095 and $80,941 for the same periods in 2024.

On February 8, 2024, we entered into the Fluorine Products Asset Sale. Upon closing of the Fluorine Products Asset Sale, the costs of maintenance for the assets in this segment would not continue. With no assets nor operating activities, this business segment would be phased out. During the three months and the nine months ended September 30, 2025, we received $30,000 and $60,000 respectively in extension payments related to the Fluorine Products Asset Sale. These payments were included in Other Income on our Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2025, we had cash and cash equivalents of $1,651,548 as compared to $1,945,523 at December 31, 2024. This is a decrease of $293,975 or approximately 15% was largely due to purchases of property, plant, and equipment in addition to principal payments on notes payable. For the nine months ended September 30, 2025, net cash provided by operating activities was $210,043 and for the nine months ended September 30, 2024, net cash provided by operating activities was $568,215. The decrease in cash provided by operating activities was a result of an increase in net loss in the nine months ended September 30, 2025.

Inventories at September 30, 2025 totaled $1,049,671, and inventories at December 31, 2024 totaled $820,893. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Calibration & Reference Products, and Medical Device Products segments.

Cash used in investing activities was $254,391 for the nine months ended September 30, 2025, and cash used in investing activities was $231,307 for the same period in 2024. The cash used in both periods was for the purchase of equipment.

Cash used in financing activities was $203,652 during the nine months ended September 30, 2025, and cash used in financing activities for the same period in 2024 was $118,041. During the nine months ended September 30, 2025, cash paid for interest was $160,973 as compared to cash paid for interest of $157,320 for the same nine-month period in 2024. Additionally, during the nine months ended September 30, 2025, we received $14,883 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $8,627 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, principal payments on notes payable were $264,050, as compared to $124,364 for the same period in 2024.

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

Total decrease in cash for the nine months ended September 30, 2025, was $248,000 compared to a cash increase of $218,867 for the same period in 2024.

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

Debt

In December 2013, we entered into a promissory note agreement with the chairman of our board of directors at the time and one of our major shareholders, pursuant to which we borrowed $500,000 (the “2013 Promissory Note”). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuant to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the sale of all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources, LLC (the “DUF6 Asset Sale”), (iii) if reasonably possible, to reinstate a security provision against our Sodium iodide abbreviated new drug application (“ANDA”) and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At September 30, 2025, accrued interest payable on the 2013 Promissory Note was $354,234.

In April 2018, we borrowed $120,000 from our chief executive officer and the current chairman of our board of directors (“Chairman”) through an affiliated entity pursuant to a promissory note (the “2018 Promissory Note”). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2018 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At September 30, 2025, accrued interest on the 2018 Promissory Note totaled $53,570.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our chief executive officer, Chairman, former Chairman, and one of our major shareholders pursuant to a promissory note (the “2019 Promissory Note”). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2019 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At September 30, 2025, the accrued interest on the 2019 Promissory Note totaled $229,131.

In June 2023, we executed an asset purchase agreement with AMICI, Inc. for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, we entered a promissory note to AMICI, Inc. with a principal amount of $558,593. According to the terms of the note, we made an initial cash payment of $100,000 into escrow, issued the seller $25,000 in shares of the Company’s common stock, and paid the seller $6,493 in a closing cash reimbursement payment. For the remaining principal balance of the promissory note of $427,100, we are required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due was not subject to interest until the 25th month after the anniversary of the closing of the transaction. At September 30, 2025, the balance of this promissory note was $157,100.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal matters is found in Note 7, “Commitments and Contingencies”, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below:

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business.

Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required for the delivery of our goods and services are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace. Our reliance on a just-in-time supply chain for radioisotopes could cause significant and irreversible harm to our business, including delays in manufacturing and commercial operations. Unlike traditional pharmaceuticals that can be stockpiled, our business is uniquely dependent on a just-in-time supply chain for our radioisotopes and finished products. The radioisotopes we use have a medium-to-long half-lives. This physical constraint means we have limited ability to maintain inventory as a buffer against disruption. Any delay at a single point in our supply chain (for example: from a production outage at a nuclear reactor or cyclotron to a logistics failure, an equipment malfunction, or a regulatory hold) could render an entire shipment partially or completely unusable. Such a failure would not only result in a total loss of product and revenue for that product but would also have a direct, negative impact on patient care and could delay or halt customer’s clinical trials. The complexity of this supply chain, including reliance on specialized facilities and highly regulated global transport, represents a fundamental and unavoidable risk to our business and future growth.

For instance, an interruption in the supply of isotopes such as cobalt-57, cobalt-60, or iodine-131 could result in lost sales in our Calibration & Reference Products, Cobalt Product, and Theranostics Products segments.

We are in ongoing discussions regarding the long-term viability of some territorial or regional distributors and may need to procure new distributors. If we are unable to do so, we would have a loss of revenue.

We purchase a significant portion of our raw material radioisotopes from overseas suppliers, some of which are government agencies or work with government agencies for the manufacture of radioisotopes. The price and availability of those products could be adversely affected through changes in currency exchange rates, tariffs, sanctions, geopolitics, national security classifications, embargos, regional conflicts, or other restrictions.

During the year ended December 31, 2024, there was a global shortage of cobalt-57, a key isotope for our Calibration & Reference Products segment. This shortage occurred from January 2024 until the end of July 2024 and resulted in significant loss of sales for our Calibration & Reference Products segment. Our supply of cobalt-57 was restored in July 2024, and we added additional suppliers in 2024. To date, in fiscal year 2025, we have not experienced any shortages of cobalt-57 raw materials.

Starting in January 2024, there has been a continuing global outage of gadolinium-153, a key isotope for our Calibration & Reference Products segment. We are working on establishing new suppliers and believe that we will be able to have supply restored by 2026; however. if we are unable to do so, we would experience a loss of revenue in the Calibration & Reference Products segment.

We are continuing to search for additional means to produce and procure certain critical isotopes, including through our joint venture with Alpha Nuclide Inc., which we entered into in June 2024 for our I-131 and Radqual products.

During multiple weeks in March, July, and August of 2025, we had low quantities or complete outages for our Theranostics Products segments’ raw material radioisotopes. These constraints in supply resulted in loss of revenue for our Theranostics Products segment. In June of 2025, the FDA approved an additional raw material radioisotope supplier. Our I-131 products are highly reliant on research reactors for this supply; research reactors have a higher frequency of down time compared to traditional power reactors.

To our knowledge and based upon review of FDA publications, we are the only domestic-based manufacturer of finishing cobalt-60 sources and are sole-sourcing cobalt-60 from the Idaho National Lab (“INL”), located less than 60 miles from our facility. We work through the U.S. Department of Energy’s (“DOE”) National Isotope Development Center and the Office of Science and INL to coordinate manufacturing and delivery schedules. There are known risks related to the DOE supply chain including:

-	access to cobalt-59 pellets, which is the necessary feed stock for irradiation;

-

reliance on research reactors for medical isotopes and our reliance in particular on the Advanced Test Reactor (“ATR”) at INL that will have planned maintenance in 2027 which could disrupt our access to isotopes;

-	ATR’s main goal is to service the U.S. Navy’s nuclear fleet and there is a risk that the ATR would need to solely focus on Naval operations and thus not be able to supply us with cobalt-60; and

-	our reliance on ATR means that we are subject to availability and ongoing access to products from the ATR and any transition to another reactor would be time-consuming and complicated.

Disruptions to our supply chain have in the past and may in the future, impede our ability to meet product demand for our customers, which would harm our sales and revenues.

If the FDA concludes that we have failed to comply with applicable regulations, it could take various actions including: issuing warning letters, imposing civil or criminal penalties, suspending regulatory approvals, requiring product recalls, seizing products, or enjoining future violations. Such enforcement actions could have a material adverse effect on our business, results of operations and financial condition.

We are subject to ongoing FDA regulations, including complying with the FDA’s current Good Manufacturing Practice (cGMP) requirements, and are subject to regular inspections of our facilities. If the FDA concludes that we have failed to comply with applicable regulations, it could take various actions including: issuing warning letters, imposing civil or criminal penalties, suspending or withdrawing regulatory product approvals, requiring product recalls, seizing products, enjoining future violations, or suspending or withdrawing some or all FDA facility approvals and licenses. Such enforcement actions could have a material adverse effect on our business, results of operations and financial condition.

In April 2025, an FDA inspection at our Idaho Falls facility resulted in an Official Action Indicated ("OAI"). INIS has developed and implemented corrective actions and submitted our 15-day, 90-day, and 180-day updates and is working with the FDA to complete applicable manufacturing changes. Upon the completion of our corrective actions, the FDA will reinspect the facilities. There is a risk of additional action by the FDA up to and including a manufacturing and distribution hold. INIS continues to manufacture and distribute during the on-going corrective action implementation, and we believe we are on a pathway to implement and finalize our corrective actions without any adverse effect on our business, results of operations and financial condition. While we believe that our corrective actions in response to the OAI will be deemed satisfactory, there can be no assurance that the FDA will not require additional corrective actions or take further actions as listed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2025	International Isotopes Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer