Form 10-K
period 2025-12-31
RADNOSTIX INC
filed 2026-03-31
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number: 000-22923

RADNOSTIX INC.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at June 30, 2025, the last business day of the registrant’s second fiscal quarter, was approximately $6 million. For purposes of this calculation, all directors and executive officers of the registrant and holders of 10% or more of the registrant’s common stock are assumed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 26, 2026, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 528,209,538 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

RADNOSTIX INC.

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

PART I

Item 1.       BUSINESS

General Business and Products Description

Radnostix Inc. (the “Company”, “we”, “us” and “our”) manufactures a wide range of radioisotope-focused products used in variety of medical and industrial applications. We were formed as a Texas corporation in 1995. On December 23, 2025, we filed a Certificate of Amendment in the state of Texas for the sole purpose of amending our Certificate of Formation to change our corporate name from International Isotopes Inc. to Radnostix, Inc. Our board of directors approved the name change on October 21, 2025, and a majority of shareholders approved the name change by written consent on November 25, 2025.

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

In 2026, we plan to continue investment in these segments including work to pursue product development, reduce production costs, and expand sales in each of our segments. The following paragraphs provide a brief description of each of our business segments. Certain financial information with respect to each of our business segments, including revenues from external customers, a measure of profit or loss, and total assets, is set forth in Note 15 to our Consolidated Financial Statements which begin on page F-7.

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

Calibration & Reference Products (Previously Called Nuclear Medicine Standards)

The Calibration & Reference Products segment consists of various sealed source calibration and reference products, including our own manufactured products, jointly manufactured products, and third-party products. These products are sold through our RadQual subsidiary for use with SPECT and PET imaging equipment, patient positioning, radiopharmacy and radiopharmaceutical Contract Development and Manufacturing Organization (“CDMO”) lab equipment, pre-clinical imaging equipment, clinical trial or custom geometry applications, and calibration or operational testing of measuring and/or testing equipment. Our Calibration & Reference Products include flood sources, dose calibrator sources, cylinder phantoms, annulus phantoms, rod sources, line sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. Our pre-clinical products include distribution of fillable sources from Phantech and pre-clinical sealed sources via our PhanQual joint venture with Phantech. Our Calibration and Reference sources include RadQual products for lab equipment; we also distribute non-medical sealed source calibration and reference standards manufactured by ORANO LEA, with whom we have a bilateral relationship. Our Calibration & Reference Products segment also commercializes bulk isotope sales and shielding and accessories related to our sealed source products. In 2025 we completed construction of a dedicated facility for our Calibration & Reference Products at our 1359 Commerce Way leased facility. We plan to continue to invest in that facility in 2026 to complete the fit-out and receive an NRC operational license. We expect the dedicated facility to greatly expand our manufacturing capacity, allow us to expand our product portfolio, as well as improve product quality.

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

Medical Devices

We started the Medical Devices segment in 2024 and many of our products in this segment remain under development. In 2022 we entered a joint venture to develop the EasyFill Automated Capsule System, a robotic lab device to be paired with our Theranostics Products. The EasyFill Automated Capsule System (or “EasyFill”) is still in the developmental stage. We are targeting a Q3 2026 roll out and Q2 2027 commercial ramp up, including additional sales of I-131.

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

On March 11, 2026, we executed a mutual termination of an asset purchase agreement ("DUF6 APA") dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources ("AFR"), which was expected to close in the first quarter of 2026. AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by March 31, 2026 (the “Outside Date”) in order to meet the Condition to Seller’s Obligations as defined in the DUF6 APA. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA.

AFR already made a non-refundable $50,000 prepayment and twelve non-refundable NRC extension fee payments totaling $120,000 and was to pay an additional $12,450,000 at closing. We decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we entered the DUF6 APA and we had low confidence that AFR would be able to secure funding to close the deal by the requested extension date. We will evaluate all possible options for the DUF6 Plant and related assets.

Given the recent boom in nuclear energy and fuel cycle industry and related global investments, the Company will evaluate all possible options for the DUF6 Plant and related assets, including keeping the assets and developing them into an operating entity focused on uranium deconversion. The company will also explore the potential to amend the current NRC approved license to include additional up-stream and down-stream uranium related activities.

Industry Overview, Target Markets, and Competition

The radioisotope market encompasses the production, distribution, and application of radioactive isotopes for medical, industrial, and research purposes. Such radioisotopes include iodine-131, technetium-99m, cobalt-60, and lutetium-177, which are used in nuclear medicine diagnostics, targeted therapies, cancer treatment, and imaging procedures such as PET and SPECT scans. In addition to medical uses, radioisotopes serve industrial applications including sterilization, material testing, and scientific research.

Demand in the radioisotope market is driven by growth in nuclear medicine, expansion of radiopharmaceutical therapies, increasing clinical and research applications, and the continued need for industrial isotopes. Overall, the radioisotope market represents a specialized segment of healthcare, research, and industrial supply chains, providing essential materials that enable both emerging therapies and established diagnostic procedures.

Theranostics and radiopharmaceuticals are downstream applications of the radioisotope market. Radiopharmaceuticals are medicinal formulations that contain radioisotopes and are used for both diagnostic imaging and targeted therapy. Theranostics, an approach that combines therapeutics and diagnostics, applies these agents to enable personalized medicine by pairing a diagnostic radiopharmaceutical that identifies the presence of a molecular target with a therapeutic radiopharmaceutical that delivers a cytotoxic dose of radiation to diseased tissue. Global demand for radiopharmaceuticals is influenced by the rising prevalence of cancer and cardiovascular disease, ongoing advances in molecular imaging, and the adoption of precision oncology approaches, and is expected to grow. According to BCC Research, the global theranostics market was valued at $4.3 billion in 2024 and is forecast to grow at a compound annual growth rate of 24%, to reach an estimated $12.7 billion by 2029.

Within this industry context, our operations span multiple market segments that leverage radioactive materials across healthcare, research, and industrial applications. Our business provides radiopharmaceuticals, medical devices, high-energy isotopes, and calibration and reference standards, addressing the specialized demands of end-users such as radiopharmacies, clinical research organizations, and industrial operators. These segments are shaped by high barriers to entry, technical expertise requirements, and supply chain considerations, positioning our operations within the broader framework of established and emerging markets for radioactive materials.

Our competitors include companies such (i) as Jubilant DraxImage, where we compete on I-131 radiopharmaceutical products, (ii) Eckert & Ziegler, where we compete on our entire portfolio of Calibration & Reference Products, and (iii) in some limited markets, we compete with Epsilon Radioactive Sources’s limited portfolio of products. Our cobalt-60 Products competes with Nordion. Our Medical Device segment will compete with Jubilant and Eckert & Ziegler. Various government entities also manufacture competing products. Such entities include NTP (South Africa), which manufactures finished I-131 for the African markets; BRIT (India), which manufactures I-131 for local use; CIRC (China), which manufactures I-131 for the mainland Chinese markets; and Rosatom (Russia), which makes I-131 for Russian hospitals and clinics and a limited number of calibration and reference source products for the local market.

Theranostics Products

In February 2020, our abbreviated new drug application (“ANDA”) for a generic radiopharmaceutical sodium iodide I-131 drug product was approved by the FDA. This product is approved for use in treatment of hyperthyroidism and carcinoma of the thyroid and is the only generic sodium iodide I-131 product approved by the FDA that is manufactured in the U.S. We believe we  currently are the only U.S. supplier of an FDA approved sodium iodide product that otherwise is only available from a foreign manufacturer.

We sell our generic sodium iodide I-131 to radiopharmacy customers, who manufacture patient-specific capsules and make direct sales in the U.S. to clinicians. We directly ship our generic sodium iodide I-131 to all 50 states and we also periodically supply a GMP equivalent to some overseas locations.

Since the launch of this drug product in 2020, the corresponding sales have had a significant positive impact on our revenues. This growth in sales has continued in 2025 and we expect growth to continue as we grow our market share in the U.S., expand into new territories, and develop strategic joint-ventures in countries where it is not economical to serve from our existing manufacturing site.

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

Stringent regulatory, facility safety, and operator qualification requirements associated with the manufacturer and distribution of sealed cobalt-60 sources present significant entry barriers for new market participants. To our knowledge, there are no other domestic suppliers of cobalt-60 products in the US and there is one major foreign supplier in the North American market. We are actively working to add robustness to our supply chain, exploring the availability of cobalt-60 material from foreign suppliers.

Calibration & Reference Products

We manufacture and distribute sealed sources and devices for various applications, including medical, laboratory, pre-clinical, industrial, and research. Many of our products are registered with the NRC and FDA where required, as well as their equivalent regulatory authorities in international jurisdictions. We ship these products directly to all 50 states and many overseas locations. We are certified under ISO-9001:2015 and ISO-13485-2016 quality programs which allow us to sell our products into several foreign countries where these quality certifications are required for manufacturers.

We have varying target markets and distribution tactics and channels, depending on the type of products we are selling. We predominately sell our medical products through distributors who make direct sales in the U.S. and internationally to end-users. Medical calibration and reference standards are used for daily or periodic operational checks and calibration of nuclear medicine devices, such as SPECT and PET cameras and lab equipment, which are routinely used in nuclear medicine clinics and radiopharmacies around the world. As part of licensing and certification requirements in the U.S. and other high-regulatory jurisdictions, calibration and quality assurance testing for equipment accuracy is required to be part of routine operations of this equipment. Over 140 countries have availability of SPECT and/or PET cameras, with more than 33,000 installed units in total. We believe that there are more than 400 radiopharmacy and CDMO sites which use lab equipment that relies on calibration and reference standards. We also commercialize our PhanQual pre-clinical products in partnership with PhanTech; these products are targeted directly to end-users. Our non-medical industrial products are sold direct to end-users or to OEMs who bundle the sealed sources with their equipment. In the U.S., the core target market for industrial sources and calibration standards are utilities, mining operations, the U.S. Department of Energy, and environmental laboratories.

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

We continue working to expand the number and types of products that are manufactured in this segment and expand our qualified suppliers for the raw material used for our products. We plan to eventually manufacture some of our medical products in China through our joint-venture, Radnostix China. In 2025 we completed construction of a dedicated facility for our Calibration & Reference Products at our 1359 Commerce Way leased facility. We plan to continue to invest in that facility in 2026 to complete the fit-out and receive an NRC operational license. We expect the dedicated facility to greatly expand our manufacturing capacity, allow us to expand our product portfolio, as well as improve product quality.

Medical Devices

Our Medical Device segment will consist of our own medical devices and the distribution and servicing of third-party products. We intend to leverage our existing network of distributors for Theranostics Products and Calibration & Reference Products to purchase, use, and distribute our catalog of Medical Device products. We are actively working to launch three products in this segment: EasyFill, RadVent, and third-party products.

We intend to complete development of our EasyFill Automated Capsule System and then subsequently market it to radiopharmacy partners both in the US and around the world. There are over 400 radiopharmacy locations globally, of which approximately 20% of them prepare sodium iodide I-131 capsules in house. Currently, most of these radiopharmacies lease a shielded encapsulation device from a single foreign supplier that is also the only other supplier of sodium iodide I-131 into the U.S. We believe a launch of EasyFill will allow us to improve our market share of sodium iodide I-131. We expect to complete development of the EasyFill Automated Capsule system in the first half of 2026. We are targeting a roll out in the third quarter of 2026 and a commercial ramp up in the second quarter of 2027 of both the EasyFill Automated Capsule System and our generic sodium iodide I-131.

Our RadVent products were purchased from AMICI, Inc and are used with various lung imaging studies in conjunction with other approved radiopharmaceuticals, such as technetium-99m-DTPA and xenon-133. We generally sell RadVent products to the same end-users through the same distributors we use for our Theranostics Products and Calibration & Reference Products. The AMICI, Inc. products are well-established in the market however, AMICI, Inc. faltered during the COVID pandemic when lung imaging was curtailed. After amending our agreement with AMICI, Inc. in January 2025, we are establishing new manufacturing channels and expect to relaunch the first products from the RadVent portfolio before the end of the second quarter of 2026.

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

Fluorine Products and the Planned Depleted Uranium De-Conversion Facility

Our Fluorine Products segment was developed in conjunction with uranium de-conversion to take advantage of the anticipated need for depleted uranium de-conversion services. During 2013, we curtailed all further work on the de-conversion facility because of a lack of demand for uranium de-conversion services at that time. We have continued to maintain the assets and licenses related to our previously planned de-conversion facility. On March 11, 2026, we executed a mutual termination of our DUF6 APA dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to AFR. We will evaluate all possible options for the DUF6 Plant and related assets.

Given the recent boom in nuclear energy and fuel cycle industry and related global investments, the Company will evaluate all possible options for the DUF6 Plant and related assets, including keeping the assets and developing them into an operating entity focused on uranium deconversion. The company will also explore the potential to amend the current NRC approved license to include additional up-stream and down-stream uranium related activities.

Government Regulation

Nuclear Regulatory Commission Oversight

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

In October 2012, we were granted a 40-year construction and operating license by the NRC for our planned depleted uranium de-conversion and fluorine extraction processing facility (the “de-conversion facility”). The de-conversion facility was planned to be located in Lea County, New Mexico. Further engineering work on the proposed deconversion facility was placed on hold in 2013 due to changes in market conditions. There is no specific timeline required by the NRC for the start of construction on this project. Most of the pre-construction design, licensing and state permitting has already been completed for the project. These licenses for the de-conversion facility are expected to be included in any proposed sale of the DUF6 assets.

Regulation of Radioisotope Production Waste

Our manufacturing processes generate some radioactive waste. We handle this waste pursuant to the Low-Level Radioactive Waste (“LLRW”) Policy Act (“LLRW Act”), which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. Actual disposal costs are subject to change at the discretion of the disposal sites. We have obtained all necessary permits and approvals for the disposal of our waste materials, and we do not anticipate any negative changes in capacity or regulatory conditions that would limit or restrict our waste disposal capabilities.

Other Regulations

We are registered as a medical device manufacturer through the FDA for several of our Calibration & Reference Products segment’s and Medical Devices segment’s products. We are registered with the U.S. Department of Transportation (DOT) for the shipment of radioactive materials. We also have an NRC license for the import and export of radioactive materials. Because of increasing security controls and regulations, it is likely that we may encounter additional regulations affecting transportation, storage, sale, and import/export of radioactive materials.

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

Environmental Compliance

We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations include, but are not limited to CERCLA, RCRA and state statutes such as the Idaho Hazardous Waste Management Act, the LLRW Act, NRC regulations concerning various irradiated, radioactive, and depleted uranium materials, and DOT regulations concerning shipment of radioactive materials. Certain of these laws and regulations can impose substantial fines and criminal sanctions for violations and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We have incurred, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, or the imposition of new clean-up requirements or remedial techniques, could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Distribution Methods for Products

We sell our products directly to our customers who, in some cases, are both end users and distributors. We use common commercial carriers for delivery of our products, and in some cases our customers arrange for deliveries from our manufacturing facilities.

Dependence on Customers

Combined sales, on which we are dependent, to our three largest customers, accounted for 31% of our total gross revenues in 2025 and accounted for 32% of our total gross revenues in 2024.

Patents, Trademarks, Licenses and Royalty Agreements

In 2001 we received a USPTO trademark for Radshield. The trademark is assigned to our RadQual subsidiary.

In 2004, we obtained certain patents related to the FEP. In 2010, we were granted an additional process patent on the FEP process. During 2012, we were granted additional process patents for the FEP process in the United States. These patents are included in the DUF6 Asset Sale as noted above.

In 2009, the University of Washington entered an exclusive utility patent license and royalty agreement with RadQual whereby RadQual has the exclusive right to exploit a patent for a calibration method and system for PET scanners.

In 2009, the USPTO granted a utility patent for Simulated dose calibrator source standard for positron emission tomography radionuclides. The patent is assigned to our RadQual subsidiary.

In 2013, the USPTO granted a patent for Universal mounting system for calibration source for use in PET scanners. The patent is assigned to our RadQual subsidiary.

In 2015, we received a USPTO trademark for Radlite. The trademark is assigned to our RadQual subsidiary.

In 2022, we filed a patent application for a Barium-based standard which simulates the energy outputs of I-131. This patent is still pending approval.

In 2023, we filed utility patents in the U.S. and other international jurisdictions for our EasyFill product. These patents are currently pending approval by the USPTO and international authorities.

In 2023, as part of an asset purchase agreement with AMICI, Inc., we acquired the trademarks for the Swirler Radioaerosol System.

In 2024, we received trademarks in China for our RadQual and Radnostix branding.

In 2024, our application to trademark our RadVent branding and logo in the U.S. was accepted. These marks are awaiting final registration by the USPTO.

In 2024, Phantech LLC entered an exclusive Joint Venture to develop Phanqual products with RadQual whereby the Phanqual joint venture has the exclusive rights to exploit Phantech’s patent for Systems and methods for a linearly filled nuclear imaging phantom as a sealed source product.

Seasonality

Our management believes that our operations are generally not subject to seasonal influences.

Employees

As of December 31, 2025, we had 45 total employees, including 44 full-time employees.

Available Information

Our internet website address is www.radnostix.com. We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are required to file reports and information with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us are available free of charge through (i) our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, and (ii) the SEC’s website at www.sec.gov. Information contained on, or accessible through, our website is not incorporated by reference into this Annual Report or other reports filed with the SEC.

Item 1A.      RISK FACTORS

Readers should carefully consider the following factors that may affect our business, future operating results, and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition results of operations, or cash flow could be materially adversely affected.

Risks Related To Our Company

We have incurred, and may continue to incur, losses. We have incurred net losses for most fiscal periods since our inception. From inception through December 31, 2025, we have an accumulated deficit (including preferred stock dividends and returns) in the amount of $128,229,287. The negative cash flow we have sustained has materially reduced our working capital, which in turn could materially and negatively impact our ability to fund future operations and continue to operate as a going concern. Management has taken, and continues to take, actions to improve our financial condition and results of operations. The availability of necessary working capital, however, is subject to many factors beyond our control, including, among other things, our ability to obtain financing on favorable terms, or at all, economic cycles, market acceptance of our products, competitors' responses to our products, the intensity of competition in our markets, and the level of demand for our products.

We may need additional financing to continue operations. Because we may continue to experience negative cash flow, we may need to obtain additional financing to continue operations. Additionally, we may need financing in connection with our development activities. Management will continue to plan and take actions to improve our financial results which could enhance our ability to obtain financing. However, obtaining additional financing is subject to many factors beyond our control and may not be available to us on acceptable terms or at all. If we are unable to raise additional funds when needed, we could be required to delay the development and construction of projects, reduce the scope of, abandon or sell some or all our growth projects or default on our contractual commitments in the future, any of which would have a material adverse effect on our business, financial condition and operating results.

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

We are dependent upon key personnel.  Our ongoing operations are currently dependent on Shahe Bagerdjian, President and Chief Executive Officer. The loss of Mr. Bagerdjian could have a material adverse effect on our business. We maintain a $4.1 million key man life insurance policy on Mr. Bagerdjian and an employment agreement that extends through July 18, 2030. However, there is no assurance that we will be able to retain Mr. Bagerdjian or our existing personnel or attract additional qualified employees. The loss of any of our key personnel or an inability to attract additional qualified employees could result in a significant decline in revenue.

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

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business. Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required for the delivery of our goods and services are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace. Our reliance on a just-in-time supply chain for radioisotopes could cause significant and irreversible harm to our business, including delays in manufacturing and commercial operations. Unlike traditional pharmaceuticals that can be stockpiled, our business is uniquely dependent on a just-in-time supply chain for our radioisotopes and finished products. The radioisotopes we use have a medium-to-long half-lives. This physical constraint means we have limited ability to maintain inventory as a buffer against disruption. Any delay at a single point in our supply chain—from a production outage at a nuclear reactor or cyclotron to a logistics failure, an equipment malfunction, or a regulatory hold—could render an entire shipment partially or completely unusable. Such a failure would not only result in a total loss of product and revenue for that product but would also have a direct, negative impact on patient care and could delay or halt customer’s clinical trials. The complexity of this supply chain, including reliance on specialized facilities and highly regulated global transport, represents a fundamental and unavoidable risk to our business and future growth.

For instance, an interruption in the supply of isotopes such as cobalt-57, cobalt-60, or iodine-131 could result in lost sales in Calibration & Reference Products, Cobalt Product, and Theranostics Products segments.

We also are in ongoing discussions regarding the long-term viability of some territorial or regional distributors and may need to procure new distributors and if we are unable to do so, we would have a loss of revenue.

We also purchase a significant portion of our raw material radioisotopes from overseas suppliers, some of which are government agencies or work with government agencies for the manufacture of radioisotopes. The price and availability of those products could be adversely affected through changes in currency exchange rates, tariffs, sanctions, geopolitics, national security classifications, embargos, regional conflicts, or other restrictions.  During the year ended December 31, 2024, there was a global shortage of cobalt-57, a key isotope for our Calibration & Reference Products segment. This shortage occurred from January 2024 until the end of July 2024 and resulted in significant lost sales for this business segment. Our supply of cobalt-57 was restored in July 2024, and we added additional suppliers in 2024. In 2025, we did not experience any shortages of cobalt-57 raw materials.

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

During multiple weeks in March, July, and August of 2025, we had low quantities or complete outages for our Theranostics Products segments’ raw material radioisotopes. These constraints in supply resulted in lost revenue for this segment. In July of 2024, the FDA approved an additional raw material radioisotope supplier. Our I-131 products are highly reliant on research reactors for this supply; research reactors have a higher frequency of down time compared to traditional power reactors.

To our knowledge and based upon review of FDA publications, we are the only domestic-based manufacturer of finishing cobalt-60 sources and are sole-sourcing cobalt-60 from the Idaho National Lab (“INL”), located less than 60 miles from our facility. We work through the U.S. Department of Energy’s (“DOE”) National Isotope Development Center and the Office of Science and INL to coordinate manufacturing and delivery schedules. There are known risks related to the DOE supply chain including:

●	access to cobalt-59 pellets, which is the necessary feed stock for irradiation;

●

reliance on research reactors for medical isotopes and our reliance in particular on the Advanced Test Reactor (“ATR”) at INL that will have planned maintenance in 2027 that could disrupt our access to isotopes;

●	ATR’s main goal is to service the U.S. Navy’s nuclear fleet and there is a risk that the ATR would need to solely focus on Naval operations and thus not be able to supply us with cobalt-60;

●	Our reliance on ATR means that we are subject to availability and ongoing access to products from the ATR and any transition to another reactor would be time-consuming and complicated.

Disruptions to our supply chain would likely impede our ability to meet product demand for our customers, which could harm our sales and revenues.

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

All our manufacturing processes generate some radioactive waste that is expensive to dispose of safely. For waste that cannot be decayed in storage we must handle this waste pursuant to the LLRW Act, which requires the safe disposal of mildly radioactive materials. The estimated costs for storage and disposal of these materials have been included in the manufacturing and sales price of our products. However, actual disposal costs are subject to change at the discretion of the disposal site. An unexpected or material increase in these costs could have a material adverse effect on our financial condition and results of operations. We recorded material waste disposal expenses of $150,000 and $230,000 in 2025 and 2024 respectively.

We are subject to extensive health and safety regulations. Health regulations dictated by the United States Occupational Safety and Health Administration and NRC are extensive in our business. There is no assurance that our activities will comply with all applicable health regulations at times and, as a result, may expose us to liability under applicable health regulations. Costs and expenses resulting from such liability may materially negatively impact our operations and financial condition. Overall, health laws and regulations will continue to affect our business worldwide.

We may be subject to NRC license enforcement actions. The NRC may take enforcement action in the event that we are found to be in violation of NRC regulations or in violation of any of our license requirements. Consequences of violations depend upon the severity of the violations as well as the adequacy and timeliness of corrective actions implemented by the licensee to investigate and correct the cause of the violation and to prevent reoccurrence. The NRC has discretionary authority in the action they choose to take against license violations, but these actions can include civil penalties and restrictions upon licensee operations or license suspension. The imposition of any such penalties and/or restrictions upon our operations or suspension of our license could have a material adverse effect on our financial condition and results of operations. In 2024 we incurred significant expenses related to two violations in 2021 and 2022. These violations resulted in NRC fines of $63,000, additional legal expenses of $47,636, and professional expenses for corrective actions of $123,216. In 2025 we entered into a settlement agreement with the NRC related to our 2022 sale and sublease to Pharmalogic, and such settlement carried no fines, penalties or violations. However, we will have to commit to various non-material administrative tasks as a license condition for a 36-month period. We do not anticipate any material costs from the settlement.

We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

These laws and regulations include, but are not limited to Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and state statutes such as the Idaho Hazardous Waste Management Act, the LLRW Act, NRC regulations concerning various irradiated, radioactive, and depleted uranium materials, and U.S. DOT regulations concerning shipment of radioactive materials. Certain of these laws and regulations can impose substantial fines and criminal sanctions for violations and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We have incurred, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, or the imposition of new clean-up requirements or remedial techniques, could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

There are upcoming new rules under consideration with respect to cobalt-60, in particular. While we believe the current regulatory outlook for cobalt-60 is stable and favorable, there are long-term proposed rules regarding Financial Assurance Requirements for Category 1 and 2 Byproduct Material Sealed Sources, which would essentially decommission funding of cobalt-60 finished sources, which may substantially increase costs for parties with cobalt-60 finished sources in inventory, such as the Company, as we have significant inventory of finished sources. The current timeline is as such: Regulatory Basis Publication – 6/30/2026, Proposed Rule for Signature – 5/14/2027, Proposed Rule Publication – 11/15/2027, Final Rule for Signature – 6/14/2028, Final Rule Publication – 12/14/2028.

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

We are subject to regulations governing the certification of specialty shielded transportation casks for transporting cobalt-60. We are subject to regulations governing the approval and certification of Type B packages authorized for the transport of our high activity (Type B quantities) cobalt-60 products and bulk materials. Foreign approved Type B packages may only be utilized for imports and exports of these products and bulk materials if the Type B package certificate has been revalidated by the DOT, which may take several months, but is currently provided at no cost. Domestic shipments of Type B quantities of radioactive materials require approval and certification through the NRC, which can cost millions of dollars and take years to complete. Given the cost difference to obtain a DOT revalidation of a foreign-approved Type B package, the availability of NRC certified Type B packages authorized for the domestic transport of cobalt-60 products and bulk materials is very limited. We are currently working with private and government parties to address the limited availability of Type B packages authorized for domestic use by the Company.

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

We are dependent on a limited number of customers in connection with some of our current business operations. Combined sales to our three top customers accounted for 31% and 32% of our total gross revenue during 2025 and 2024, respectively. Although we are making efforts to reduce our dependency on a small number of customers, the loss of any one of these customers could have a significant impact on our future results of operations and financial condition. Unanticipated contract terminations by any of these current customers could have a material adverse impact on operations, financial results, and cash flow.

We believe that we have a good product to offer and have a strong relationship with our customers due to the customer’s need for supply security and the only alternative is a vertically integrated direct competitor to our customers. We believe our EasyFill capsule system has the potential to help maintain existing customers and attract new customers. We are targeting a roll out in the third quarter of 2026 and a commercial ramp up in the second quarter of 2027, including additional sales of I-131.

We are subject to competition from other companies. Each of our existing business areas has direct competition from other businesses. Cobalt-60 is supplied by other reactor facilities around the world. We are aware that nuclear medicine calibration and reference standards are being produced by at least one other major manufacturer in the U.S. We believe we have at least one major competitor in the U.S. for our generic sodium iodide I-131 drug product. Most of our competitors have significantly greater financial resources that could give them a competitive advantage over us.

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

We are contractually obligated to issue shares in the future, which will dilute your interest in us. As of December 31, 2025, there were approximately 21,622,500 shares of common stock issuable upon the exercise of vested stock options, at a weighted-average exercise price of $.05 per share. An additional 21,975,685 shares were reserved for issuance under our equity plan when it terminated on July 14, 2025. In 2026, we plan to submit for approval by the Company's shareholders to reinstate and extend by amendment the 2015 plan or adopt a new incentive plan. Our outstanding preferred stock and certain of our outstanding debt is also convertible into shares of our common stock at the holders’ option. In addition, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital to expand our manufacturing capability, develop additional products, or business segments. Any such issuance will have the effect of further diluting the interest of the holders of our securities.

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

Item 2.       PROPERTIES

In 2001, we leased one property in Idaho ("Building A") which serves as or main corporate headquarters and houses all of our current manufacturing operations for our core business segments. Our TI Services subsidiary leases an office facility in Ohio. In December 2024, we purchased vacant land adjacent to our main corporate headquarters. We also hold the conditional title to 640 acres of land in Lea County, New Mexico for the proposed de-conversion facility. The following paragraphs provide a brief summary of these properties. Beginning in January 2025, we began leasing a second facility across the street from our main headquarters ("Building B").

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

Item 3.       LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. We may become involved in material legal proceedings in the future.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB under the trading symbol “INIS”. The following table shows the high and low prices of our common stock on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “INIS”)

	High	Low
Period	(US $)	(US $)
First Quarter 2024	0.05	0.04
Second Quarter 2024	0.04	0.03
Third Quarter 2024	0.04	0.03
Fourth Quarter 2024	0.04	0.03
First Quarter 2025	0.06	0.03
Second Quarter 2025	0.08	0.04
Third Quarter 2025	0.11	0.06
Fourth Quarter 2025	0.11	0.05

Holders of Record

As of March 2026, there were 476 holders of record of our common stock.

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

Overview

Radnostix Inc. (the “Company”, “we”, “us” and “our”) produces an FDA approved generic sodium iodide I-131 drug product, manufactures a wide range of nuclear medicine calibration and reference standards, produces a variety of cobalt-60 products, and is in development to manufacture and sell medical devices for the nuclear medicine industry. A more detailed description of each of these product lines and services along with a description of our business segments can be found in Item 1, “Business” within this Annual Report.

During 2025, we focused our efforts on achieving profitability in each of our core business segments and launching a fifth segment. We reached several significant goals during 2025, which included the following:

●	Recognized $13 million in total revenue, which was the second most annual revenue in company history, only trailing 2024.

●

Recognized $6.8 million in revenue in our Theranostics Products segment. This was the second most annual revenue ever for this segment, only trailing 2024. This despite an estimated $500,000 in lost sales for the year due to raw material supplier outages.

●	Recognized $1.8 million in revenue in out Cobalt Products segment. This was the second most annual revenue ever for this segment, only trailing 2024. This despite a fourth quarter shutdown to refurbish our cobalt hot cells.

●	Increased sales by 21% in out Calibration and Reference Products segment, bouncing back from our raw material supply issues in 2024. The $4.2 million in sales for this segment in 2025 was the second most annual revenue ever for this segment, nearly equaling the record $4.4 million in revenue from 2023.

●	Developed several new products for our Calibration & Reference Products segment and expanded our range of products in this segment into Positron Emission Tomography (PET) imaging standards.

●	Continued development of several products in our Medical Devices Products segment including product purchased from AMICI, Inc. that we plan to launch in 2026.

●	Completed refurbishment of our Co-60 Processing Hot Cell windows, adding another 15-20 years of life to those assets. Work began in Q4 of 2025 and was completed in Q1 of 2026.

●	Completed build-out of our 1359 Building interior structures. Received limited NRC license amendment to allow for the next phase of project; the fit-out of equipment and calibration for final NRC licensing.

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

Results of Operations

Following is a summary of results of operations for 2025, which is explained in greater detail below:

●	Revenue in 2025 was approximately $13.0 million. This was a 6% decrease as compared to 2024, but was the second largest annual revenue generated in the company’s history.

●	Sales in our Calibration & Reference Products segment increased by approximately 21% in 2025 compared to 2024;

●	Sales in our Theranostics Products segment decreased by approximately 15% and sales in our Cobalt Products segment decreased approximately 26% in 2025 as compared to 2024;

●	Total gross profit percentage 59% in 2025 as compared to 62% in 2024;

●	Operating costs for 2025 decreased less than 1% as compared to 2024;

●	Cash provided by operating activities in 2025 was $620,163;

●	Operating loss for 2025 was $956,187 as compared to an operating profit of $6,901 in 2024.

●	Net loss of $908,002 in 2025 as compared to a net income of $8,574 in 2024.

●	EBITDA loss of $242,909 in 2025 as compared to EBITDA of $615,934 in 2024.

●	Adjusted EBITDA of $63,743 in 2025 as compared to Adjusted EBITDA of $615,934 in 2024.

(1) EBITDA and Adjusted EBITDA are non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information and reconciliations.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table presents comparative revenues for the years ended December 31, 2025 and 2024:

Revenues	For the year ended December 31, 2025	% of Total Revenues 2025	For the year ended December 31, 2024	% of Total Revenues 2024
Theranostics Products	$6,841,094	52%	$8,006,315	58%
Cobalt Products	1,752,217	13%	2,365,572	17%
Calibration & Reference Products	4,248,074	33%	3,519,216	25%
Medical Devices Products	228,951	2%	8,657	0%
Fluorine Products	—	0%	—	0%
Total Segments	$13,070,336	100%	$13,899,760	100%

Revenues

Total revenues in 2025 were $13,070,336, compared to $13,899,760 in 2024, which represents an decrease of $829,424, or approximately 6%. The performance of each segment is discussed in the following paragraphs.

Revenues	For the year ended December 31, 2025	For the year ended December 31, 2024	$ change	% change
Theranostics Products	$6,841,094	$8,006,315	$(1,165,221)	(15)%
Cobalt Products	1,752,217	2,365,572	(613,355)	(26)%
Calibration & Reference Products	4,248,074	3,519,216	728,858	21%
Medical Devices Products	228,951	8,657	220,294	2545%
Fluorine Products	—	—	—	—%
Total Segments	13,070,336	13,899,760	(829,424)	(6)%
Corporate revenue	—	—	—	—%
Total Consolidated	$13,070,336	$13,899,760	$(829,424)	(6)%

Theranostics Products

Sales of Theranostics Products accounted for approximately 52% of our sales revenue in 2025 as compared to 58% of our total sales revenue in 2024. Sales in this segment decreased by $1,165,221, or approximately 15% to $6,841,094 in 2025 as compared to $8,006,315 in 2024. The decrease is the result of periodic supplier outages in 2025, totaling approximately $500,000 in lost revenue and decreased sales of our generic sodium iodide I-131 drug product to a major customer offset partially offset by expanded sales of our generic sodium iodide I-131 drug product to a new customer and increased API product sales to a returning international customer that was offline for the majority of 2024.

Sales of our FDA-approved generic sodium iodide drug product make up the bulk of sales in this segment. We expect growth in sales for this product in 2026 and beyond. Within this segment, we also currently distribute sodium iodide (I-131) as a theranostics API product and a radiochemical product. The radiochemical product is used for a variety of applications including industrial use, and the theranostics API product is being used in investigational and clinical trials as well as an API for international customers, used in their approved products in their local jurisdictions. We believe that market growth, new customers, and entry into new territories, in addition to any theranostics API that we plan to submit to the FDA and European Medicines Agency ("EMA"), should increase our future sales in this business segment.

Cobalt Products

Cobalt Products sales accounted for approximately 13% of our total revenue in 2025 and approximately 17% in 2024. Sales in this segment decreased by $613,355, or approximately 26%, in 2025 to $1,752,217, as compared to $2,365,572 in 2024. The decrease in revenue within this segment was the partially the result of a shutdown of manufacturing operations in Q4 of 2025 in order to refurbish our Cobalt production hot cells. As a result of the shutdown, we delayed approximately $350,000 in revenues to 2026. These refurbishments were completed in Q1 of 2026 and will extend the life of this important production equipment, and we also expect increased production efficiency and a decrease in radiological waste expenses, estimated at $150,000 per year, as a result of the repairs. Revenue in the Cobalt Products segment is subject to the variability of cobalt-60 material supply and timing of our cobalt-60 customers' various contracts that utilize our products. Our sealed source manufacturing generates the majority of our revenue within this segment and sealed source sales depend on our ability to produce or procure cobalt-60 material.

Periodically we have been able to acquire recycled material that can be used to manufacture sealed sources for customers, and in some instances, our customers have supplied their own cobalt material for source fabrication. We will continue to have access to cobalt-60 material produced by the DOE and expect to obtain, process, and sell additional cobalt-60 products as a result during 2026.

We have entered into cobalt-60 supply agreements with several customers. The terms of these cobalt-60 contracts required some advance progress payments from each customer. The funding received under these contracts has been recorded as unearned revenue under short-term liabilities in our consolidated financial statements. We recognized some of this revenue in prior years including in 2025 and 2024 when we fulfilled contract performance objectives by supplying sealed sources manufactured with cobalt-60 from the ATR or alternate suppliers. In December 2025, we mutually terminated one of these supply agreements. As part of the termination, we refunded $23,000 and kept $74,000 in advance payments. We were also able to take 100% ownership of mobile hot cell assets which we shared with this customer. We plan to lease the hot cell out to various customers for field service work.

Calibration & Reference Products

Sales in the Calibration & Reference Products Reference segment accounted for approximately 33% of our total revenue in 2025 as compared to 25% in 2024. Sales in this segment were $4,248,074 in 2025, as compared to $3,519,216 in 2024, this is an increase of $728,858, or approximately 21%. The increase in 2025 was due to continued growth of new products, including PET-focused calibration sources, and recovery from a global shortage of cobalt-57 isotope from January 2024 to the end of July 2024 that resulted in decreased sales for the year. In 2025, we had a full year of cobalt-57 isotope supply. This increase in sales was partially offset by reduced sales from an ongoing global outage of Gadolidium-153 radioisotope that began as a shortage in 2024 and become an outage in January 2025. We have been unable to manufacture any products that utilize this Gd-153 radioisotope. We are currently working with industry partners to restore supply of this isotope, however we are uncertain when we will see sales to return for products utilizing Gd-153. We had $0 of sales of the Gd-153 products in 2025 due to this outage as compared to $210,000 in sales in 2024.

Fluorine Products

In 2025 and 2024, we had no revenues related to Fluorine Products. Work on our deconversion facility project that is the entirety of this business segment has been on hold since 2013 because of a slowdown in the nuclear industry that specifically impacted fuel cycle facilities. Since that time, we have limited our expenditures to essential items such as maintenance of the NRC license, land use agreements, communication with our prospective FEP product customers, and interface with the State of New Mexico and Lea County officials.

On March 11, 2026, we executed a mutual termination of the DUF6 APA dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to AFR. AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by the Outside Date of March 31, 2026 in order to meet the Condition to Seller’s Obligations as defined in the DUF6 APA. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA.

AFR already made a non-refundable $50,000 prepayment and twelve non-refundable NRC extension fee payments totaling $120,000 and was to pay an additional $12,450,000 at closing. We decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we had entered the DUF6 APA and we had low confidence that AFR would be able to secure funding to close the deal by the requested extension date. We will evaluate all possible options for the DUF6 Plant and related assets.

During 2025, we received $100,000 of other income related to extension payment for the DUF6 APA and incurred $114,573 of expenses related to maintaining licenses and permits for the proposed de-conversion project, as compared to $50,000 of other income related to the DUF6 APA and $109,187 of expenses in 2024. The largest expense in this business segment is $104,379 for the amortization of our NRC license for this project; this amortization is approximately 91% and 96% of the total expenses for 2025 and 2024 respectively. We expect that our costs in the future will be limited to essential items such as continued interactions with our customers, the state of New Mexico, and Lea County, New Mexico. If we were to sell all our assets related to the Fluorine Products segment, we plan to pay down the related notes and dissolve the segment.

Given the recent boom in nuclear energy and fuel cycle industry and related global investments, the Company will evaluate all possible options for the DUF6 Plant and related assets, including keeping the assets and developing them into an operating entity focused on uranium deconversion. The company will also explore the potential to amend the current NRC approved license to include additional up-stream and down-stream uranium related activities.

Cost of Revenues and Gross Profit

Cost of revenues for 2025 was $5,367,680 as compared to $5,251,207 in 2024, an increase of $116,473, or 2%. Gross profit percentage decreased to 59% for 2025, from 62% in 2024. The following table presents revenues and cost of revenues information:

	For the year ended December 31, 2025	% of Total Revenues 2025	For the year ended December 31, 2024	% of Total Revenues 2024
Total Revenues	$13,070,336	100%	$13,899,760	100%
Cost of Revenues
Theranostics Products	$2,091,068	16%	$2,267,138	16%
Cobalt Products	932,297	7%	1,265,910	9%
Calibration & Reference Products	2,145,825	16%	1,709,369	12%
Medical Devices Products	198,490	2%	8,790	0%
Fluorine Products	—	—%	—	—%
Total Segments	$5,367,680	41%	$5,251,207	38%

Gross Profit	$7,702,656		$8,648,553
Gross Profit %		59%		62%

During 2025, we continued to monitor and control direct costs. Raw materials used in our Theranostics Products and Calibration & Reference Products represented the bulk of direct costs for 2025. In each of these business segments, we have purchase agreements in place with suppliers to obtain optimum pricing. Periodically, the cost can increase for these raw materials or we may also use alternate supply sources for our material which might not carry pricing as favorable as our contracted suppliers.

The decrease in gross profit percentage in 2025 is a result of a change in our sales mix. We had decreased sales activity in Theranostics Products and Cobalt Products segments and increased sales activity in our Calibration & Reference Standards segment. We continue to work to find more effective cost controls and to increase our overall utilization of our raw materials.

Operating Costs and Expenses

Total operating costs and expenses for 2025 were $8,658,843, as compared to $8,641,652 in 2024. This is an increase of $17,191, which is less than 1%.

The following table presents operating costs and expenses for 2025 as compared to 2024:

	For the year ended December 31, 2025	For the year ended December 31, 2024	% change	$ change
Operating Costs and Expenses:
Salaries and Contract Labor	$4,490,011	$4,021,896	12%	$468,115
General, Administrative and Consulting	3,732,992	4,009,019	(7)%	(276,027)
Research and Development	435,840	610,737	(29)%	(174,897)
Total operating expenses	$8,658,843	$8,641,652	0%	$17,191

Salaries and contract labor expenses increased by $468,115, which was the result of increased employee headcount and increases to labor rates due to merit raises and cost-of-living adjustments. Non-cash equity compensation expense recorded for the year ended December 31, 2025, was $117,822 as compared to $199,420 for the same period in 2024. This expense is for equity compensation recorded for outstanding stock options and restricted stock units granted to directors, officers, and employees.

General administrative and consulting expenses decreased 7% to $3,732,992 in 2025, as compared to $4,009,019 in 2024. This decrease was due to decreased Legal and professional expenses and decreased waste expenses. General and Administrative expenses included waste disposal costs of $150,000 in 2025 as compared to $229,540 in 2024. Research and development expense was $435,840 for 2025, compared to $610,737 for 2024. This is a decrease of $174,897, or approximately 29%. This decrease in research and development expenses was the result of decreased costs associated with product development in our Medical Device segment.

Other Income (Expense)

The following table presents other income (expense) for 2025 as compared to 2024:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Other income (expense)	$310,838	$207,966
Interest income	76,628	122,385
Interest expense	(339,281)	(328,678)
Total other (expense)	$48,185	$1,673

Other income was $310,838 for 2025 as compared to other income of $207,966 for 2024. This increase of $102,872 was due to an increase in miscellaneous income.

Interest income in 2025 was $76,628 as compared to $122,385 in 2024. This decrease of $45,757 was due to decreased interest rates and decreased cash balances held at banks and other institutions in interest-bearing accounts.

Interest expense increased during 2025, to $339,281, from $328,678 in 2024. This increase of $10,603, or approximately 3%, was due to increased interest for notes payable. Interest expense includes dividends accrued on our Series C Preferred Stock (as defined below) issued in 2017. In 2025 and 2024 we recorded interest expense of $243,780 and $243,030, respectively, for dividends payable on our Series C Preferred Stock.

Net Income or Loss

Our net loss was $908,002 in 2025, compared to a net income of $8,574 in 2024. This is a decrease in net income of $916,576. This decrease is the result of decreased revenue and profit margin in 2025 as compared to 2024.

EBITDA and Adjusted EBITDA

The following table presents EBITDA(1) and Adjusted EBITDA(1) for 2025 and 2024, as well as reconciliations to net income (loss) for 2025 as compared to 2024:

	Years ended December 31,
	2025	2024
Net income (loss)	$(908,002)	$8,574
Interest expense, net	262,653	206,293
Provision for income taxes	—	—
Depreciation and amortization	402,440	401,067
EBITDA	(242,909)	615,934
Non-cash stock-based compensation	117,822	199,420
Gain on disposal of property, plant, and equipment	—	(13,492)
NRC Enforcement Matters (a)(1)	45,213	233,852
Medical Devices Buildout (b)(1)	50,194	200,568
Public Markets Related Non-Recurring Costs (c)(1)	93,423	—
Adjusted EBITDA	$63,743	$1,236,282

(a) Represents costs for an NRC violation that occurred in 2022, including legal expenses, costs for corrective actions, and NRC fines.
(b) Represents legal work for intitial buildout of the Medical Devices business segment.
(c) Represents non-recurring legal and professional fees in connection with discrete capital markets and compliance-oriented initiatives.

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

Liquidity and Capital Resources

At December 31, 2025, we had cash and cash equivalents of $1,695,158 compared to $1,945,523 at December 31, 2024. Restricted cash, which is included in long-term assets was $1,492,227 at December 31, 2025 compared to $1,431,710 at December 31, 2024. This increase in Restricted Cash was due to interest income. Net cash provided by operating activities was $620,163 in 2025, compared to net cash provided by operating activities of $638,783 in 2024. This represents a decrease in cash provided by operating activities of $18,620.

Accounts receivable at December 31, 2025 were $1,418,235 as compared to $1,521,380 at December 31, 2024.

Inventories at December 31, 2025 were $875,449 as compared to $820,893 at December 31, 2024.

Included in our work in process inventory are in-process and completed nuclear medicine products, irradiated cobalt, and nuclear medicine-related materials and products.

We recognized net loss of $908,002, for the year ended December 31, 2025, and have an accumulated deficit of $128,229,287 since inception. To date, our operations and plant and equipment expenditures have been funded principally from proceeds from public and private sales of debt and equity as well as through asset sales.

Net cash used in investing activities was $534,155 for 2025 and net cash used in investing activities was $685,215 for 2024. During 2025, we used $534,155 to purchase equipment and leasehold improvements. We used $551,215 to purchase equipment and leasehold improvements and $170,000 towards our purchase of land in 2024. We had proceeds from sale of equipment of $36,000 in 2024, and we had no proceeds from sale of equipment in 2025.

Financing activities used cash of $275,856 for the year ended December 31, 2025. We received proceeds from the sale of common stock in the amount of $20,259 and made principal payment on loans in the amount of $296,115 in 2025. For the year ended December 31, 2024, financing activities used cash of $145,228. We received proceeds from the sale of common stock in the amount of $11,969 and made principal payment on loans in the amount of $154,365 in 2024.

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

In December 2013, we entered into a promissory note agreement with the chairman of our board of directors at the time and one of our major shareholders, pursuant to which we borrowed $500,000 (the “2013 Promissory Note”). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuant to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the sale of all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources, LLC (the “DUF6 Asset Sale”), (iii) if reasonably possible, to reinstate a security provision against our Sodium iodide abbreviated new drug application (“ANDA”) and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At December 31, 2025, accrued interest payable on the 2013 Promissory Note was $361,734.

In April 2018, we borrowed $120,000 from our chief executive officer and the current chairman of our board of directors (“Chairman”) through an affiliated entity pursuant to a promissory note (the “2018 Promissory Note”). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2018 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At December 31, 2025, accrued interest on the 2018 Promissory Note totaled $55,370.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our chief executive officer, Chairman, former Chairman, and one of our major shareholders pursuant to a promissory note (the “2019 Promissory Note”). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2019 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At December 31, 2025, the accrued interest on the 2019 Promissory Note totaled $239,131.

We expect that cash from operations and our current cash balance will be sufficient to fund operations for the next twelve months. Although we may need to seek additional financing to fund operations or our projects in the future, there is no assurance that we will be able to secure additional financing on acceptable terms to us, or at all.

Goals for 2026

Based upon the investments we have made in our facilities and investments we anticipate making, and based on projects, and products we developed in 2025, we have the following goals for 2026:

●

Continue to expand sales of our FDA approved sodium iodide I-131 generic drug product, including entering new territories and launch theranostics-focused GMP DMF product to focus on serving the emerging theranostics customer base;

●	Complete development of and launch an automated I-131 capsule loading system to pharmacies in the U.S and select overseas customers;

●	Medical Devices segment beginning to offer RadVent products from the purchased assets from AMICI, Inc.;

●	Complete build-out of dedicated Calibration & Reference Products manufacturing facility;

●	Expand sales of our Calibration & Reference Products and increase cash flow by offering new products and further expanding our international sales and distributor relationships;

●	Explore acquisition opportunities to expand our product offerings and increase revenue, cash flow, and profit margin;

●	Continue to expand our customer base, increase revenues, reduce production and operating costs, and attempt to achieve profitability in our core business segment operations; and

●	Evaluate best value of assets in the Fluorine Products segment, including raising funds to build and operationalize the assets ourselves.

Critical Accounting Estimates

Asset retirement obligation – The asset retirement obligation is based on the expected future cash flows of the decommissioning funding plan. The decommissioning funding plan is based on the estimated number of hours of specific personnel, estimated wages and disposal costs. Once the decommissioning funding plan has been developed, we will use a discount rate to determine the estimated current value of the liability.

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

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The other information required by this item are incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2025.

Item 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2025.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2025.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2025.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after December 31, 2025.

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

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 17, 2025).

3.5+	Certificate of Amendment to Restated Certificate of Formation of International Isotopes Inc.

10.1†	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2020).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

10.4

Registration Rights Agreement, dated February 17, 2017, among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2017).

10.5†	Executive Employment Agreement, dated October 10, 2025, between the Company and Shahe Bagerdjian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 15, 2025).

19.1+	International Isotopes Inc. Insider Trading Policy

21.1+	Subsidiary list.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Radnostix Inc.

By: /s/ Shahe Bagerdjian
Shahe Bagerdjian
President, Chief Executive Officer, and Director

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2026	By: /s/ Shahe Bagerdjian
Shahe Bagerdjian
President, Chief Executive Officer, and Director

March 31, 2026	By: /s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer, Secretary

March 31, 2026	By: /s/ Robert Atcher
Robert Atcher
Director

March 31, 2026	By: /s/ Christopher Grosso
Christopher Grosso
Chairman of the Board of Directors

March 31, 2026	By: /s/ Steve Laflin
Steve Laflin
Director

March 31, 2026	By: /s/ Duke Fu
Duke Fu
Director

RADNOSTIX INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Radnostix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Radnostix, Inc. (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the Uranium De-conversion Facility

Description of the Matter:

As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company has assets related to the future construction and operation of a depleted uranium de-conversion facility. The actual construction of the facility was put on hold in a previous year and performance milestones have not been met. There were plans to sell the facility, however as discussed in Note 2 and 16, the sale will not go through. Due to these factors, management must assess whether these assets are impaired. Management’s assessment relies on estimates, future projections of the market, and judgment.

Auditing management’s valuation and impairment analysis can be complex, involves judgment, and requires a thorough understanding of the irradiation process.

How We Addressed the Matter in Our Audit:

We reviewed the Company’s assumptions in developing an estimate in determining whether the assets were impaired. We reviewed all necessary agreements, and plans in place. We reviewed the Company’s amortization on the applicable assets and compared the net book value to the fair value of the assets.

Haynie Salt Lake City, UT March 31, 2026 PCAOB #457

We have served as the Company’s auditor since 2018.

RADNOSTIX INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$1,695,158	$1,945,523
Accounts receivable	1,418,235	1,521,380
Inventories	875,449	820,893
Prepaids and other current assets	636,491	698,030
Total current assets	4,625,333	4,985,826

Long-term assets
Restricted cash	1,492,227	1,431,710
Property, plant, and equipment, net	3,689,895	3,297,769
Capitalized lease disposal costs, net	590,110	639,286
Financing lease right-of-use asset	—	826
Operating lease right-of-use asset	2,846,143	2,047,733
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,208,669	3,373,563
Total long-term assets	13,211,299	12,175,142
Total assets	$17,836,632	$17,160,968

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,530,869	$861,883
Accrued liabilities	1,704,431	1,494,665
Unearned revenue	388,931	513,317
Current portion of operating lease right-of-use liability	186,986	150,532
Current installments of notes payable	162,715	308,399
Total current liabilities	3,973,932	3,328,796

Long-term liabilities
Accrued long-term liabilities	—	37,500
Related party notes payable	1,620,000	1,620,000
Notes payable, net of current portion	148,981	278,897
Asset retirement obligation	1,618,467	1,544,788
Operating lease right-of-use liability, net of current portion	2,719,505	1,940,979
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	10,169,953	9,485,164
Total liabilities	14,143,885	12,813,960

Commitments and contingencies (see Note 11)

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 528,209,538 and 523,553,435 shares issued and outstanding respectively	5,282,095	5,235,534
Additional paid in capital	126,639,939	126,432,759
Accumulated deficit	(128,229,287)	(127,321,285)
Total equity	3,692,747	4,347,008
Total liabilities and stockholders' equity	$17,836,632	$17,160,968

See accompanying notes to consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2025	2024

Sale of product	$13,070,336	$13,899,760
Cost of product	5,367,680	5,251,207
Gross profit	7,702,656	8,648,553

Operating costs and expenses:
Salaries and contract labor	4,490,011	4,021,896
General, administrative, and consulting	3,732,992	4,009,019
Research and development	435,840	610,737
Total operating expenses	8,658,843	8,641,652

Operating profit (loss)	(956,187)	6,901

Other income (expense):
Other income	310,838	207,966
Interest income	76,628	122,385
Interest expense	(339,281)	(328,678)
Total other (expense) income	48,185	1,673
Net income (loss)	$(908,002)	$8,574

Net income (loss) per common share - basic:	$—	$—

Net income (loss) per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	526,795,202	522,289,354

Weighted average common shares outstanding - diluted	526,795,202	522,289,354

See accompanying notes to consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Years ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	519,787,870	$5,197,879	$126,168,605	$(127,329,859)	$4,036,625

Shares issued under employee stock purchase plan	388,915	3,889	8,080	—	11,969

Stock issued in lieu of dividends on preferred C shares	1,808,400	18,084	72,336	—	90,420

Shares issued for issuance of RSUs	1,568,250	15,682	(15,682)	—	—

Stock based compensation	—	—	199,420	—	199,420

Net income	—	—	—	8,574	8,574
Balance December 31, 2024	523,553,435	5,235,534	126,432,759	(127,321,285)	4,347,008

Shares issued under employee stock purchase plan	626,535	6,265	13,994	—	20,259

Stock issued in lieu of dividends on preferred C shares	1,743,457	17,434	73,226	—	90,660

Stock for Amici	312,500	3,125	21,875	—	25,000

Shares issued for issuance of RSUs	1,566,771	15,668	(15,668)	—	—

Stock based compensation	406,840	4,069	113,753	—	117,822

Net loss	—	—	—	(908,002)	(908,002)
Balance December 31, 2025	528,209,538	$5,282,095	$126,639,939	$(128,229,287)	$3,692,747

See accompanying notes to consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(908,002)	$8,574
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization	402,440	401,067
Gain on disposal of property, plant, and equipment	—	(13,492)
Accretion of obligation for lease disposal costs	73,679	70,325
Equity based compensation	117,822	199,420
Right-of-use asset changes, net	16,570	(4,478)
Changes in operating assets and liabilities:
Accounts receivable	103,145	(52,082)
Prepaids and other current assets	61,539	(25,096)
Inventories	(54,556)	106,218
Accounts payable and accrued liabilities	931,912	367,692
Unearned revenues	(124,386)	(419,365)
Net cash provided by operating activities	620,163	638,783

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	—	36,000
Purchase of property, plant, equipment, and patents	(534,155)	(721,215)
Net cash used in investing activities	(534,155)	(685,215)

Cash flows from financing activities:
Proceeds from sale of stock	20,259	11,969
Payments on financing lease liability	—	(2,832)
Principal payments on notes payable	(296,115)	(154,365)
Net cash used in financing activities	(275,856)	(145,228)

Net decrease in cash and cash equivalents and restricted cash	(189,848)	(191,660)
Cash and cash equivalents and restricted cash at beginning of year	3,377,233	3,568,893
Cash and cash equivalents and restricted cash at end of year	$3,187,385	$3,377,233

Supplemental disclosure of cash flow activities:
Cash paid for interest	$160,973	$162,557
Cash paid for taxes	$6,663	$10,108

Supplemental disclosure of noncash financing and investing transactions:
Decrease in accrued interest and increase in equity for conversion preferred dividends to stock	$90,660	$90,420
Property acquired in exchange for a note payable	$45,515	$315,196
Decrease in current installments of notes payable for issuance of stock	$25,000	$—
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$992,810	$—

	December 31,
	2025	2024
Cash and cash equivalents	$1,695,158	$1,945,523
Restricted cash included in long-term assets	1,492,227	1,431,710
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$3,187,385	$3,377,233

See accompanying notes to consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2025 AND 2024

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business – Radnostix Inc. (the “Company” or “RNX”) was incorporated in Texas in November 1995. The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all operations and balances of the Company and its wholly owned subsidiaries, International Isotopes Idaho Inc., International Isotopes Fluorine Products, Inc., International Isotopes Transportation Services, Inc., and RadVent, LLC. The consolidated financial statements also include the accounts of wholly owned subsidiaries TI Services, LLC, (“TI Services”), and RadQual, LLC (RadQual). TI Services is headquartered in Youngstown, Ohio and was formed with RadQual in December 2010 to distribute products and services for nuclear medicine, nuclear cardiology and Positron Emission Tomography (PET) imaging. RadQual is a global supplier of molecular imaging quality control devices, and is now headquartered in Idaho Falls, Idaho.

Nature of Operations – RNX and its subsidiaries, (collectively, the “Company,” “we,” “our” or “us”) manufacture a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and an FDA-approved radiopharmaceutical drug product. The Company also holds several patents for a fluorine extraction process that would be used in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). The Company’s business consists of five major business segments: Theranostics Products, Cobalt Products, Calibration & Reference Products, Medical Devices, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Cash and cash equivalents, totaling $1,695,158 and $1,945,523 at December 31, 2025 and 2024, respectively, consist of operating accounts and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid financial instruments with original maturities of three months or less at date of purchase to be cash equivalents.

At December 31, 2025 and 2024, the Company had pledged cash on deposit in a money market account valued at $1,492,227 and $1,431,710 respectively, as security for a surety bond.  The surety bond is required as part of the Company’s operating license agreement with the Nuclear Regulatory Commission (“NRC”).

The Company maintains its cash accounts in various deposit accounts, the balances of which are periodically in excess of federally insured limits.

b)      Accounts receivable

The Company sells products mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible and allowances are provided for uncollectible accounts when deemed necessary. At December 31, 2025 and  December 31, 2024 the Company had no allowance for doubtful accounts.

c)      Inventories

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first in, first out method. When indicators of inventory impairment exist, the Company measures the carrying value of the inventory against its market value, and if the carrying value exceeds the market value, the inventory value is adjusted down accordingly.  No impairment was recorded for the years ended December 31, 2025 and December 31, 2024.

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

e)      Goodwill and other intangibles

Goodwill is not amortized but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets recorded as a result of the change in ownership of RadQual. As of  December 31, 2025 and 2024, there has been no impairment of goodwill.

Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2025 and 2024, the Company had no impairment losses related to intangible assets.

f)      Impairment of long-lived assets

Long-lived assets are reviewed for impairment annually, or when events or circumstances arise that indicate the existence of impairment, using the same evaluation process as described above for patents and other intangibles.  There was no impairment recorded during the years ended December 31, 2025 and 2024.

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

k)      Advertising Expenses

Advertising expenses, which include promotional expenses, are expensed as incurred and totaled $125,315 and $135,048 for the years ended  December 31, 2025 and 2024, respectively.

l)      Research and development costs

Research and development costs are expensed as incurred and totaled $435,840 and $610,737 for the years ended  December 31, 2025 and 2024, respectively. These research and development costs were incurred for corporate business development and in our Theranostics Products, Calibration & Reference Products, and Medical Devices segments.

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

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $117,822 and $199,420, respectively, related to stock options, stock grants, and restricted stock units. This expense is included as part of salaries and contract labor in the accompanying statements of operations.

n)      Net income/loss per common share – basic and diluted

Basic income/loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted income/loss per share is computed on the basis of the weighted-average number of common shares plus all potentially dilutive issuable common shares outstanding during the year.

The table below shows the calculation of diluted shares:

	December 31,
	2025	2024
Weighted average common shares outstanding - basic	526,795,202	522,289,354

Effects of dilutive shares
Stock options	—	—
Series C redeemable convertible preferred stock	—	—
Weighted average common shares outstanding - diluted	526,795,202	522,289,354

For the year ended December 31, 2025, the Company had 26,562,500 stock options outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

For the year ended December 31, 2024, the Company had 26,087,500 stock options outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income per common share because they would be anti-dilutive.

The table below summarizes common stock equivalents outstanding at December 31, 2025 and 2024:

	December 31,
	2025	2024
Stock options	26,562,500	26,087,500
4,063 Shares of Series C redeemable convertible preferred stock	40,630,000	40,630,000
	67,192,500	66,717,500

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

o)      Recent accounting standards

In December 2023, Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual consolidated financial statements. Notably, this ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 10, Income Taxes for further detail.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." This update requires public business entities (PBEs) to disclose, in the footnotes, a breakdown of certain expense line items by specified categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements and related disclosures.

NOTE 2 – BUSINESS CONDITION AND LIQUIDITY

The Company has a history of recurring losses with an accumulated deficit of $128,229,287 at December 31, 2025 and net loss of $908,002 for the year then ended. The Company’s working capital has decreased by $1,005,629 from the prior year. The Company has cash flows provided by operations of $620,163.  During 2025, the Company sought to improve future cash flows from operating activities through execution of new sales agreements, improving operating cost control measures, making improvements in current manufacturing processes, pursuing new service contracts, and developing new products. The Company’s net loss was $908,002 in 2025, compared to net income of $8,574 in 2024. This is a decrease in net income of $916,576. This decrease in net income is largely the result of decreased sales and gross profit in 2025.

During the year ended December 31, 2025, the Company continued to focus on its long-standing core business segments, which consist of its Theranostics Products, Cobalt Products, and Calibration & Reference Products, and particularly the pursuit of new business opportunities within those segments. The Company is also developing a Medical Device segment.

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

On March 11, 2026, the Company executed a mutual termination of an asset purchase agreement ("DUF6 APA") dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources ("AFR"). AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by March 31, 2026 (the “Outside Date”) in order to meet the Condition to Seller’s Obligations as defined in the DUF6 APA. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA.

AFR already made a non-refundable $50,000 Prepayment and twelve non-refundable NRC Extension Fee payments totaling $120,000 and was to pay an additional $12,450,000 at closing (as such capitalized terms are defined in the DUF6 APA). The Company decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we had entered the DUF6 APA and it had low confidence that AFR would be able to secure funding to close the deal by the requested extension date. The Company will evaluate all possible options for the DUF6 Plant and related assets.

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

NOTE 4 – INVENTORIES

Inventories at  December 31, 2025 totaled $875,449, and inventories at  December 31, 2024 totaled $820,893. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Calibration & Reference Products, and Medical Devices Products segments.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are summarized as follows at December 31, 2025 and 2024:

	December 31,
	2025	2024	Estimated Useful Lives (in years)
Furniture and fixtures	$287,463	$287,463	3 - 5
Transportation equipment	95,447	44,886	5 - 10
Plant and improvements	1,044,555	789,963	5
Production equipment	5,087,067	4,812,550	5 - 10
Land	485,196	485,196
	6,999,728	6,420,058
Accumulated depreciation	(3,309,833)	(3,122,289)
	$3,689,895	$3,297,769

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

Depreciation expense was $187,544 and $181,211 for the years ended December 31, 2025 and 2024, respectively.

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

The following table summarizes the patent and intangible activity for the year ended December 31, 2025:

	December 31,
	2025	2024
Beginning	$5,370,878	$5,370,878
Additions	—	—
Disposals	—	—
Ending	5,370,878	5,370,878
Accumulated amortization	(2,162,209)	(1,997,315)
	$3,208,669	$3,373,563

During the years ended December 31, 2025 and  December 31, 2024, the Company recognized $164,895 of amortization expense.

Patent and other intangible asset amortization is based on the remaining life of the asset and estimated amortization expense is as follows:

Years ending December 31,
2026	$164,895
2027	164,895
2028	164,895
2029	164,895
2030	164,895
Thereafter	2,384,194
$3,208,669

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

At December 31, 2025, accrued interest payable on the 2013 Promissory Note was $361,734.

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

At December 31, 2025, accrued interest on the 2018 Promissory Note totaled $55,370.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged

At December 31, 2025, accrued interest on the 2019 Promissory Note totaled $239,131.

Notes payable as of December 31, 2025 and 2024 consist of the following:

	2025	2024

Note payable to related parties bearing interest at 6% all principal and interest due on March 31, 2028, secured	$120,000	$120,000
Note payable to related parties bearing interest at 4% all principal and interest due on March 31, 2028, secured	1,000,000	1,000,000
Note payable to related parties bearing interest at 6% all principal and interest due on March 31, 2028, secured	500,000	500,000
Note payable for purchase contract bearing no interest until the 25th month after the anniversary of the closing interest at 8% thereafter monthly installments of $10,000	127,100	272,100
Note payable for purchase contract, payment of $170,000 on January 15, 2025, remaining contract bearing interest at 4% annual January installments of $40,000	145,196	315,196
Note payable to a financial institution bearing interest at 4.99% monthly installments of $860, secured	39,400	—
Total notes payable	1,931,696	2,207,296
Less: current maturities	(162,715)	(308,399)
Notes payable, net of current installments and debt discount	$1,768,981	$1,898,897

Maturities of convertible debt and notes payable, excluding debt discount and debt issuance costs, at December 31, 2025, are as follows:

Years ending December 31,
2026	$162,715
2027	51,626
2028	1,666,413
2029	48,383
Thereafter	2,559
$1,931,696

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

	Year Ended
	December 31,
	2025	2024
Operating lease costs	$374,828	$287,108
Short-term operating lease costs	14,317	7,200
Financing lease expense:
Amortization of right-of-use assets	—	2,832
Interest on lease liabilities	—	96
Total financing lease expense	—	2,928
Total lease expense	$389,145	$297,236

Weighted-average remaining lease term (years) - operating leases	10.9	10.1
Weighted-average remaining lease term (years) - financing leases	—	—
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	6.75%	6.75%

Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating leases	Finance leases
For the years ended December 31,
2026	$377,460	$—
2027	380,170	—
2028	382,962	—
2029	385,838	—
2030	388,800	—
Thereafter	2,227,958	—
Total minimum lease obligations	4,143,188	—
Less-amount representing interest	(1,236,697)	—
Present value of minimum lease obligations	2,906,491	—
Current maturities	(186,986)	—
Lease obligations, net of current maturities	$2,719,505	$—

NOTE 9 – SHAREHOLDERS’ EQUITY, REDEEMABLE CONVERTIBLE PREFERRED STOCK, OPTIONS AND WARRANTS

Warrants

At December 31, 2025 and  December 31, 2024 there were no outstanding warrants.

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

At  December 31, 2025 and  December 31, 2024, there were 4,063 total shares of the Series C Preferred Stock outstanding. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2025. In September 2024, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2027. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

The Company pays dividends on the Series C Preferred Stock in February each year. Dividends payable totaled $243,780 in February 2025 and February 2024. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 1,743,457 shares of common stock in lieu of a dividend payment of $90,660 in 2025 and 1,808,400 shares of common stock in lieu of a dividend payment of $90,420 in 2024. $153,120 of dividend payable was settled with cash in 2025 and $152,610 was settled with cash in 2024.

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

The Company allocated the proceeds to the Series C Preferred Stock and Class M Warrants based on their relative fair value, which resulted in $2,895,379 being allocated to the Series C Preferred Stock and $537,621 being allocated to the Class M Warrants. The allocated Class M Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2024 and  December 31, 2025, the carrying value of these 3,433 shares of Series C Preferred Stock was $3,433,000.

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

The Company allocated the proceeds to the Series C Preferred Stock and Class N Warrants based on their relative fair value, which resulted in $675,947 being allocated to the Series C Preferred Stock and $104,053 being allocated to the Class N Warrants. The allocated Class N Warrant value was recorded as a discount to the Series C Preferred Stock and will be amortized to interest expense over the five-year life of the warrants. At December 31, 2024 and   December 31, 2025, the carrying value of 630 shares of Series C Preferred Stock was $630,000.

Employee Stock Purchase Plan

In September 2004, the Company’s Board approved an employee stock purchase plan for an aggregate of up to 2,000,000 shares of the Company’s common stock. The plan allows employees to deduct up to 15% of their salary or wages each pay period to be used for the purchase of common stock at a discounted rate. The common shares will be purchased at the end of each three-month offering period or other period as determined by the Board. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. An amendment and restatement of the plan was approved in July 2020 by the Company’s shareholders, which increased the number of shares available for purchase by 3,000,000 shares. At December 31, 2025 there were 2,224,544 shares available under the employee stock purchase plan.

During 2025 and 2024, the Company issued 626,535 and 388,915 shares of common stock to employees for proceeds of $20,259 and $11,969, respectively, in accordance with the employee stock purchase plan.

2015 Incentive Plan

In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the “2015 Plan”) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 plan by an additional 20,000,000 shares. The 2015 Plan provided for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards.  The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”).

The 2015 Plan authorized the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. The 2015 Plan terminated on July 14, 2025; at that time there were 18,875,685 shares available for grant and 48,538,185 shares available for issuance under the 2015 plan. In 2026, the Company plans to submit for approval by the Company's shareholders to reinstate and extend by amendment the 2015 plan or adopt a new incentive plan.

Stock Options

A summary of the stock options issued under the Company’s equity plans is as follows:

Stock Options	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2023	24,787,500	0.05	5.4	17,000
Granted	7,300,000	0.04
Exercised	—
Forfeited	(2,850,000)	0.05
Expired	(3,150,000)
Outstanding at December 31, 2024	26,087,500	0.05	4.9	—
Granted	700,000	0.05
Exercised	—
Forfeited	(225,000)	0.04
Outstanding at December 31, 2025	26,562,500	0.05	5.1	444,800
Exercisable at December 31, 2025	21,622,500	$0.06	4.5	344,200

The total intrinsic value of stock options outstanding at December 31, 2025 was $0. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $0.03 of the Company’s common stock as of the end of 2025 exceeds the exercise price of the options.

The Company recognized $79,120 and $105,630 of compensation expense related to these options for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the remaining compensation expense was $43,472 and will be recognized over 1.73 years.

During the year ended December 31, 2025 and  December 31, 2024 no qualified stock options were exercised.

During the year ended December 31, 2025, the Company granted an aggregate of 700,000 non-qualified stock options to 8 of its employees. These options vest over five-year period with the first vesting at the first anniversary of grant and expiration at ten-year anniversary for all grants. The exercise price for these granted options was $0.04 and $0.06 per share. The options issued during the year ended December 31, 2025 have a fair value of $16,110, as estimated on the date of issue using the Black-Scholes options pricing model with the following weighted-average assumptions: risk free interest rate of 3.95% to 4.52%, expected dividend yield rate of 0%, expected volatility of 72.53% to 85.29% and an expected life between 5 and 7 years.

All options exercised were non-qualified and accordingly, there is no income tax effect in the accompanying financial statements.

Restricted Stock Units

A summary of the non-vested restricted stock units issued under the Company’s equity plans is as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2023	7,000,000	0.04
Granted	—
Vested	(1,750,000)	0.04
Forfeited / Cancelled	—
Outstanding at December 31, 2024	5,250,000	0.04
Granted	—
Vested	(2,250,000)	0.04
Forfeited / Cancelled	—
Outstanding at December 31, 2025	3,000,000	$0.04

The Company recognized $52,522 and $104,561 of compensation expense related to these restricted stock units ("RSU") for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the remaining compensation expense was $11,715 and will be recognized over 0.29 years.

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

NOTE 10 – INCOME TAXES

The Company paid no federal or state income taxes during 2025 and 2024. Income tax benefit on losses differed from the amounts computed by applying the recently enacted U.S. federal income tax rate of 21% to pretax losses as a result of the following:

	2025	2024
Deferred income tax asset	$—	$—
Net operating loss carryforward	8,124,482	7,942,854
Valuation allowance	(7,416,781)	(7,419,124)
Total deferred income tax asset	707,701	523,730
Deferred income tax liability - depreciation	(707,701)	(523,730)
Deferred tax asset (liability)	$—	$—

The reconciliation of the income tax (benefit) provision that would result from applying the federal statutory income tax rate to pre-tax income, as shown in the accompanying consolidated statements of operations, is presented below for 2024 under the income tax disclosure guidance in effect for those periods. The reconciliation for the year ended December 31, 2025, prepared in accordance with ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, is presented separately below.

2024
Federal income tax (benefit) at federal rate	$1,801
State income tax (benefit), net of federal tax	155
Other permanent differences	59,532
Change in valuation allowance	21,222
Other items, net	(82,710)
Provision for income taxes	—
Effective income tax rate	0%

Effective in 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. As a result, the following table presents an expanded reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025, in accordance with the enhanced disclosure requirements of the new standard. The reconciliation for 2024 above was prepared under the guidance in effect for those periods and have not been retrospectively adjusted. As the Company operates exclusively in the United States, certain reconciling items related to foreign jurisdictions required by ASU 2023-09 are not applicable and have been omitted.

	2025
	Amount	%
U.S. federal statutory tax rate	$(194,466)	21%
State and local income taxes, net of federal income tax effect*	(16,603)	2%
Change in valuation allowance	293,140	-32%
Nontaxable or Nondeductible Items
Excess tax benefit from stock comp	28,528	-3%
other permanent differences	15,473	-2%
Other adjustments, net	(126,072)	14%
Effective tax rate	$—	0%

*State taxes in Idaho made up the majority (greater than 50 percent) of the tax effect in this category.

At December 31, 2025, the Company had net operating losses of approximately $39,000,000 that may be offset against future taxable income from the year 2025 through 2043. No tax benefit has been reported in the December 31, 2025 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Dependence on Third Parties

Sales during 2025 to the Company’s top three customers was approximately 31% of its total gross revenue. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign. Approximately 19% of the Company's total gross revenue was from sales from a single customer as part of our Theranostics Products segment.

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

The key isotope materials used to manufacture our Theranostics Products and Calibration & Reference Products are supplied to the Company through agreements with several suppliers. The loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility.  Although this license does not currently restrict the volume of business operation performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit processing of other reactor-produced radioisotopes by the Company.  The financial assurance required by the NRC to support this license has been provided for with a surety bond and a restricted money market account, in the amount of $1,492,227, held with North American Specialty Insurance Company and Merrill Lynch, respectively.

Defined Contribution Pension Plan

The Company has a 401(k) defined-contribution pension plan (the “401(k) Plan”).  Employees are eligible to participate in the Plan after completing six months of full-time service. Participants, under provision of Internal Revenue Code § 401(k), may elect to contribute up to $23,000 of their compensation to the 401(k) Plan which includes both before-tax and Roth after-tax contribution options. Beginning in 2023, the Company began matching contributions according to safe harbor 401(k) rules. All amounts withheld for employee contributions for 2024 and 2025 were paid into the 401(k) Plan. The employer reserves the right to terminate the 401(k) Plan at any time.

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

The following summarizes the activity of the asset retirement obligation for the years ended December 31, 2025 and 2024:

Obligation for Lease Disposal Cost
Balance at December 31, 2023	1,474,463
Increase in lease disposal costs
Accretion expense/amortization expense	70,325
Balance at December 31, 2024	1,544,788
Increase in lease disposal costs	—
Accretion expense/amortization expense	73,679
Balance at December 31, 2025	$1,618,467

NOTE 13 – FAIR VALUE MEASUREMENTS

At December 31, 2025 and 2024, the Company had no assets carried at fair value.

NOTE 14 – REVENUE RECOGNITION

Revenue from Product Sales

The following tables present the Company’s revenue disaggregated by business segment, based on management’s assessment of available data:

Revenues	For the year ended December 31, 2025	% of Total Revenues 2025	For the year ended December 31, 2024	% of Total Revenues 2024
Theranostics Products	$6,841,094	52%	$8,006,315	58%
Cobalt Products	1,752,217	13%	2,365,572	17%
Calibration & Reference Products	4,248,074	33%	3,519,216	25%
Medical Devices Products	228,951	2%	8,657	0%
Fluorine Products	—	0%	—	0%
Total Segments	$13,070,336	100%	$13,899,760	100%

Prior period amounts have not been adjusted under the modified retrospective approach.

Under ASC Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to receive in exchange for the product or service.

Product sales consist of a single performance obligation that the Company satisfies at a point in time. All transactions in the Theranostics Products, Calibration & Reference Products, and Medical Devices segments fall into this category. Most sales transactions in the Cobalt Products business segment fall into this category but other Cobalt Products sales are recorded as deferred income as discussed below. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the Company’s historical practices and shipping terms specified in the sales agreements and invoices, these criteria are generally met when the products are:

•	Invoiced.
•

Shipped from the Company’s facilities (“FOB shipping point”, which is the Company’s standard shipping term). For these sales, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped.

The Company’s revenue consists primarily of products manufactured for use in the nuclear medicine industry, distribution of radiochemicals and radiopharmaceuticals, and cobalt-60 source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some Cobalt Products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt-60 contracts, where shipment will not take place for greater than one year, have been recorded as unearned revenue on the Company’s consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. These unearned revenues will be recognized as revenue in the periods during which the cobalt-60 shipments take place. For the year ended December 31, 2025, the Company reported current unearned revenue of $388,931. For the period ended December 31, 2024, the Company reported current unearned revenue of $513,317, of which $191,478 was recognized in 2025.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2025, and December 31, 2024, accounts receivable totaled $1,418,235 and $1,521,380, respectively.

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

The Company has identified the following business segments:

●

The Calibration & Reference Products segment consists of various sealed source calibration and reference products, including our own manufactured products, jointly manufactured products, and third-party products. These products are sold through our RadQual subsidiary for use with Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) imaging equipment, patient positioning, radiopharmacy and radiopharmaceutical CDMO lab equipment, pre-clinical imaging equipment, clinical trial or custom geometry applications, and calibration or operational testing of measuring and/or testing equipment industry. Calibration & Reference Products include flood sources, dose calibrators, cylinder phantoms, rod sources, line sources, flexible and rigid rulers, spot markers, pen point markers, and a host of specialty design items. Pre-clinical products include distribution of fillable sources from Phantech and pre-clinical sealed sources via our PhanQual joint venture with Phantech. Calibration & Reference sources include RadQual products for nuclear pharmacies and related lab equipment; the Company also distributes non-medical sources manufactured by its partner, ORANO LEA. The Calibration & Reference Products segment also commercializes bulk isotope sales, medical devices, shielding, and accessories related to the Company's sealed source products.

●

The Cobalt Products segment includes management of a cobalt-60 irradiation contract, fabrication of cobalt-60 capsules for teletherapy or irradiation devices, and recycling of expended cobalt-60 sources.

●	The Theranostics Products Segment includes production and distribution of various isotopically pure radiopharmaceuticals, APIs, and radiochemicals for medical, industrial, and research applications. The Company produces these products from radioisotopes supplied by its vendors. The Company produces and distributes various products in customized volumes, concentrations, chemical formulations, packages, and specifications tailored to meet FDA specifications or customer and market demands. The Company's FDA approved generic sodium iodide I-131 drug product is the only generic product of this type manufactured in the U.S. and offers customers an attractive domestic alternative to the single existing foreign commercial drug manufacturer

●	The Medical Devices segment was started in 2024. The products for the Medical Devices segment are currently under development. In 2022 the Company entered a joint venture to develop the EasyFill Automated Capsule System, a robotic lab device to be paired with its Theranostics Products. The EasyFill is still in the developmental stage. In 2023, the Company entered an asset purchase agreement with AMICI, Inc. to purchase manufacturing molds, device registrations, trademarks, and all production rights to several AMICI diagnostic and therapeutic products for lung ventilation; this included the Swirler Radioaerosol System and Tru-Fit mouthpiece products. In January 2025, as part of an amendment to the AMICI asset purchase agreement, the Company received the manufacturing molds, device registrations, trademarks, and all production rights to the AMICI line of Xenon System products. The products that will use these acquired assets from AMICI are currently under development and are expected to be released in the second half of 2025 to be sold through its RadVent subsidiary. In 2024, the Company's Medical Devices segment entered into a distribution and servicing agreement with Scintomics for its complete line of radiosynthesis modules.

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

The following presents certain segment information as of and for the years ended December 31, 2025 and 2024:

Sale of product	2025	2024
Theranostics Products	$6,841,094	$8,006,315
Cobalt Products	1,752,217	2,365,572
Calibration & Reference Products	4,248,074	3,519,216
Medical Devices Products	228,951	8,657
Fluorine Products	—	—
Total segments	13,070,336	13,899,760
Corporate revenue	—	—
Total consolidated	$13,070,336	$13,899,760

Depreciation and amortization	2025	2024
Theranostics Products	$38,028	$30,197
Cobalt Products	65,024	51,179
Calibration & Reference Products	126,404	122,825
Medical Devices Products	—	—
Fluorine Products	104,379	115,879
Total segments	333,835	320,080
Corporate depreciation and amortization	68,605	80,987
Total consolidated	$402,440	$401,067

Segment income (loss)	2025	2024
Theranostics Products	$3,192,961	$4,367,236
Cobalt Products	(181,411)	183,442
Calibration & Reference Products	7,531	(90,959)
Medical Devices Products	(703,617)	(465,230)
Fluorine Products	(14,573)	(59,188)
Total segments	2,300,891	3,935,301
Corporate loss	(3,208,893)	(3,926,727)
Total consolidated	$(908,002)	$8,574

Expenditures for segment assets	2025	2024
Theranostics Products	$50,561	$146,295
Cobalt Products	37,711	39,799
Calibration & Reference Products	340,332	70,912
Medical Devices Products	131,034	—
Fluorine Products	—	—
Total segments	559,638	257,006
Corporate purchases	20,032	464,209
Total consolidated	$579,670	$721,215

Segment assets	2025	2024
Theranostics Products	$1,115,238	$992,513
Cobalt Products	260,960	167,881
Calibration & Reference Products	2,896,335	2,928,814
Medical Devices Products	697,503	553,117
Fluorine Products	4,771,359	4,875,738
Total segments	9,741,395	9,518,063
Corporate assets	8,095,237	7,642,905
Total consolidated	$17,836,632	$17,160,968

NOTE 16 – SUBSEQUENT EVENTS

Fluorine Products Termination of a Material Agreement to Sell DUF6 Deconversion Assets

On March 16, 2026, Radnostix, Inc. (formerly International Isotopes, Inc., “RNX” or the “Company”), announced a mutual termination on March 11, 2026 of an Asset Purchase Agreement (the “APA”) dated February 8, 2024 that was entered into between RNX and its wholly-owned subsidiary International Isotopes Fluorine Products, Inc. (together with RNX, the “Seller”) and American Fuel Resources, LLC (“AFR”). The APA set forth the terms pursuant to which the Company agreed to sell to AFR all the assets and certain specified liabilities of the Company’s depleted uranium deconversion and fluorine extraction plant (the “DUF6 Plant”), subject to the terms and conditions set forth in the APA. The APA provided that it may be terminated, among other things, upon mutual written consent by the parties to the APA.

AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by March 31, 2026 (the “Outside Date”) in order to meet the Condition to Seller’s Obligations (as defined and set forth in Section 6.02(c) of the APA). The parties were in the final stages of the U.S. Nuclear Regulatory Commission (the “NRC”) consent process to receive NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA.

AFR already made a non-refundable $50,000 Prepayment and twelve non-refundable NRC Extension Fee payments totaling $120,000 and was to pay an additional $12,450,000 at closing (as such capitalized terms are defined in the APA). Closing of the transaction was subject to certain closing conditions, including (i) transfer of the NRC license related to the DUF6 Plant (the “NRC License Transfer”) and (ii) transfer of Purchased Assets (as defined in the APA), which includes licenses, patents, agreements, and other records of the DUF6 Plant.

The contractual relationship with AFR began in FY2022, and after the considerable time and efforts, the Company decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since entering the APA and the Company had low confidence that AFR would be able to secure funding to close the deal by the requested extension date.

Given the recent boom in Nuclear Energy investments, the Company will evaluate all possible options for the DUF6 Plant and related assets, including keeping the assets and developing them into an operating entity focused on uranium deconversion. The company will also explore the potential to amend the current NRC approved license to include additional up-stream and down-stream uranium related activities.

The Company previously disclosed in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2025, the expected financial and operational impacts associated with the APA. Because the agreement has been terminated, none of the previously disclosed anticipated results of the APA will occur. Specifically, the Company will not receive the balance of the purchase price, will not recognize a gain on the sale of assets, will not use proceeds to repay various long-term notes, and will not realize the previously disclosed anticipated impacts on cash, assets, liabilities, operating costs, or future financing flexibility.

Theranostic Products Generic Sodium Iodide I-131 Recalls

On February 19, 2026, the Company, which is a manufacturer of its Generic Sodium Iodide I-131, discovered during an internal review that specific lots of our Dibasic Sodium Phosphate Capsules that may be provided with our Generic Sodium Iodide I-131 kits manufactured between 2022 and 2025 were out of specification for final capsule weight. The Company initiated a voluntary recall of specific lots of our Dibasic Sodium Phosphate Capsules shipped between August 19, 2024 to February 17, 2026. The Company has notified affected pharmacies, clinics, and veterinarians of the voluntary recall. The recall is being conducted with the knowledge of the FDA. The Company wrote off impaired capsule inventory of approximately $75,000 to the 4th quarter 2025 results cost of product. The company issued customer credits of approximately $50,000 in the first quarter of 2026 related to refunds to certain customers. The Company will incur additional costs related to the recall in 2026 which are currently estimated to be approximately $75,000 in new capsule inventory and $25,000 to $75,000 a week in lost revenue. The Company believes the impact from the recall will not extend beyond the 2nd quarter. The Company does not believe that its first quarter business will be impacted by the recall beyond the impacts addressed above. The Company continues to provide Generic Sodium Iodide I-131, which was not impacted, and does not anticipate the recall will materially impact its ability to provide Generic Sodium Iodide I-131 to its practitioner partners or the ability of practitioners to service patients. More details on the potential financial impact of this event will be provided when the Company reports its fourth quarter results, or sooner if we deem material.

Cobalt Products Hot Cell Window Rehabilitation

In Q4 of 2025 the Company shut down Cobalt-60 manufacturing operations to prepare to repair the window gaskets of both its process hot cells. This is a significant and necessary rebuild to ensure the Cobalt-60 process hot cell can remain operational for the considerable future. In 2022 the Company noticed an issue with our hot cell window gasket. The issue was manageable, but it significantly hampered operational efficiency. While the issue affected only one of our process hot cell windows, the Company made a strategic decision to repair all the gaskets for the windows on all our process hot cells as the gaskets had reached their prescribed end-of-life. In Q1 of 2026, the Company removed both sets of Cobalt hot cell windows and a 3rd party vendor rehabilitated the windows and gaskets on site. Work was completed in Q1, and the Company returned to regular manufacturing operations in March of 2026. The cost for the rehabilitation was approximately $100,000. The Company believes the rehabilitation work to have extended the useful life of our Cobalt-60 process hot cell by 15 to 20 years and estimates saving approximately $150,000 in annual radiological waste costs (management, storage and disposal) by resolving the gasket issues.

Calibration & Reference Products Dedicated Facility Licensing

The Company completed the internal building structures build-out of our future Calibration & Reference Products manufacturing rooms and received final inspection sign off in Q4 of 2025. The Company received NRC License approval, amendment 43, on January 16th, 2026 allowing it to start planning for equipment installs and calibrations. A further NRC license amendment will be needed in FY2026 to be fully operational.