Form 10-K/A
period 2025-12-31
RADNOSTIX INC
filed 2026-04-30
CIK 1038277

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

As of April 28, 2026, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 529,130,353 shares.

Documents Incorporated by Reference: None

Auditor Firm ID: 457 Auditor Name: Haynie & Company Auditor Location: Salt Lake City, Utah

EXPLANATORY NOTE

Radnostix Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors (the "Board") currently consists of five members. Information concerning our executive officers and members of our Board as of  April 30, 2026 is set forth below.

Name	Title/Position	Age
Directors and Executive Officers:
Christopher Grosso	Chairman of the Board	58
Dr. Robert Atcher	Director	74
Steve T. Laflin	Director	69
Dr. Duke W. Fu	Director	46
Shahe Bagerdjian	President, Chief Executive Officer and Director	42
W. Matthew Cox	Chief Financial Officer and Secretary	42

Key Employee:
John Miller	Radiation Safety and Regulatory Manager	61

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

Dr. Duke W. Fu has served as a director since October 2025. Dr. Fu is a seasoned pharmaceutical executive and Board-Certified Nuclear Pharmacist with over two decades of experience in nuclear medicine, radiopharmaceutical operations, and GMP-compliant manufacturing. Dr. Fu holds a Doctor of Pharmacy and a Master of Business Administration from The University of New Mexico and has a Post Doctorate Specialization as a Board-Certified Nuclear Pharmacist from Purdue University. Since 2015, Dr. Fu has served as the chief executive officer of Green Therapeutics and acted as interim chief executive officer and chief operating officer of Australis Capital from 2020 to 2022. Prior to this, Dr. Fu was a managing partner at Cardinal Health overseeing nuclear pharmaceutical manufacturing and commercial development of novel nuclear imaging and therapeutic agents and was a managing partner at Biotech Pharmacy, where he focused on managing compounding and dispensing of radioactive medicine and overseeing extensive regulatory compliance matters, until Biotech Pharmacy was acquired by Cardinal Health.

Shahe Bagerdjian has served as our President since April 2023 and as our Chief Executive Officer since September 2023. Previously, Mr. Bagerdjian held various positions at Global Medical Solutions (GMS), a leading manufacturer and provider of radiopharmaceuticals and diagnostic imaging products for applications in nuclear medicine, from March 2012 to April 2023, most recently as Senior Vice President - Operations & Business Development. During his time at GMS, Mr. Bagerdjian was responsible for implementing the short- and long- term strategy for the business as well as the day-to-day operations and other functions, including sales, engineering, quality, regulatory, compliance, logistics, finance, legal and human resources. Mr. Bagerdjian also serves as the Vice Chairman of the Board of Directors of The Council on Radionuclides and Radiopharmaceuticals, Inc. (CORAR) since January 2025, and as an Independent Director of RPT Labworks since April 2026. Mr. Bagerdjian received Bachelor of Science degrees in Business Law and Finance from California State University, Northridge. In addition to his knowledge and experience from his service as our President and Chief Executive Officer, Mr. Bagerdjian’s significant background in the nuclear medicine industry is invaluable to the Board.

Executive Officers and Key Employee

Shahe Bagerdjian. Mr. Bagerdjian’s biographical information is set forth above under the heading “Directors.”

W. Matthew Cox has served as our Chief Financial Officer and Secretary since September 2019. Previously, Mr. Cox served as our Controller from April 2019 until September 2019. Prior to this role, Mr. Cox served as Controller for DL Beck Inc., a commercial general contractor, from August 2016 to March 2019, and as a Ranch Analyst for Riverbend Ranch, a large, registered Angus cattle ranch, from December 2013 to August 2016. From October 2008 to December 2013, Mr. Cox served in various accounting roles for Kingston Companies, a privately held conglomerate of companies in the agriculture, trucking, and real estate development businesses, and John & John PLLC, a public accounting firm. Mr. Cox received a Bachelor of Science degree in accounting from Brigham Young University – Idaho and an MBA from the University of Illinois - Urbana Champaign. Mr. Cox is a Certified Public Accountant licensed in the State of Idaho.

John Miller has served as our Radiation Safety and Regulatory Officer since 2001. Mr. Miller is a Certified Health Physicist accredited by the American Board of Health Physics. He holds a Bachelor of Science in Radiation Protection from Thomas Edison University and a Master of Science in Environmental Engineering from The University of Alabama. Mr. Miller is also a veteran of the United States Navy, serving from 1986 to 1994 in the Naval Nuclear Propulsion Program.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Corporate Governance

Code of Ethics

We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and directors. The Code of Ethics is available under the Investor Center of our website at www.radnostix.com. We intend to disclose any changes in or waivers from the Code of Ethics that are required to be disclosed by posting such information on our website.

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board, which is available in the Investor Center section of our website at www.radnostix.com.

The Audit Committee assists the Board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of any internal audit function and our independent registered public accounting firm. The Audit Committee is comprised of three members, Christopher Grosso, Dr. Robert Atcher, and Dr. Duke Fu, with Mr. Grosso serving as the chairman. Each of Mr. Grosso, Dr. Atcher, and Mr. Fu is an “independent” director for audit committee service under Nasdaq listing rules and applicable SEC rules and regulations. The Board has determined that each of Mr. Grosso, Dr. Atcher, and Mr. Fu are “audit committee financial experts” based on their prior experience as disclosed in their respective biographies above.

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

Compensation Committee

The Board of Directors has established a Compensation Committee. The Compensation Committee is responsible for, among other things, reviewing and approving the compensation of our executive officers, administering our equity incentive plans, and reviewing and approving employment and severance arrangements for our executive officers.

During the fiscal year ended December 31, 2025, the Compensation Committee was comprised of Christopher Gross and Robert Atcher. The Board has determined that each member of the Compensation Committee is independent within the meaning of the applicable independence standards of Nasdaq listing rules and applicable SEC rules and regulations.

The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors.

Nominating and Corporate Governance Committee

The Board of Directors has established a Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying individuals qualified to become members of the Board of Directors, recommending director nominees for election or appointment, and developing and recommending corporate governance principles applicable to the Company.

During the fiscal year ended December 31, 2025, the Nominating and Corporate Governance Committee was comprised of Christopher Gross and Robert Atcher. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the applicable independence standards of Nasdaq listing rules and applicable SEC rules and regulations.

The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations furnished to us that no other reports were required, we believe that all reports of our officers, directors and persons who beneficially own more than 10% of our common stock required under Section 16(a) were timely filed during the year ended December 31, 2025, except for one Form 4 for Chris Grosso related to shares issued in lieu of cash at the option of the holder for dividend payable on February 17, 2025.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2025 and 2024.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)
Shahe Bagerdjian	2025	309,209	55,000	100,000	—	120	464,329
President, Chief Executive Officer	2024	294,572	64,510	70,500	—	120	429,702
Matthew Cox	2025	161,897	5,271	5,413	0	120	172,701
Chief Financial Officer and Secretary	2024	147,445	379	—	712	118	148,654

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

(2)	Consists of life insurance premiums paid by the Company for each of our named executive officers.

Narrative Disclosure to Summary Compensation Table

Shahe Bagerdjian Employment Agreement.  In October 2025, we entered into an Executive Employment Agreement, (the “Bagerdjian Employment Agreement”) with Mr. Bagerdjian to originally serve as consultant to the Company, then later as our President and Chief Executive Officer, subject to Board appointment and approval. Pursuant to the Bagerdjian Employment Agreement, Mr. Bagerdjian will initially be paid a base salary of $314,000 as of July 18, 2025 with 5% automatic annual increases to his base salary over a 5-year term (which 5% increases shall include any milestone salary increases to his base salary based on meeting certain revenue targets described below). He is also eligible to receive additional $50,000 increases to his annual base salary based on the Company’s performance as measured by quarterly revenue metrics (provided that the Company’s quarterly revenue excludes one-time other income items, such as the sale of certain assets) when quarterly revenue hits each of the following: $3.75 million; $6.25 million; $12.5 million; $18.75 million; and $25 million. He is also eligible to receive an annual performance bonus each year targeted payable in cash for each fiscal year within the Term of Employment, in an amount at the discretion of the BOD as determined by the Key Performance Indicators (“KPIs”) agreed to by the Executive and the Board annually. As part of the Employment Agreement, Mr. Bagerdjian was awarded 37,500,000 restricted stock units (“RSUs”), which shall vest upon (i) the Company’s share price being at or above the following levels for 60 consecutive calendar days (“Trigger Date”) and (ii) the earlier of (x) the Company having at least three times the necessary tax withholding amount in available cash or (y) six months following the Trigger Date, vesting as follows: 2,500,000 RSUs will vest at a share price of $0.10; 5,000,000 RSUs will vest at a share price of $0.15; 7,500,000 RSUs will vest at a share price of $0.20; 10,000,000 RSUs will vest at a share price of $0.25; and 12,500,000 RSUs will vest at a share price of $0.30. Mr. Bagerdjian was previously awarded a special equity incentive grant of 6,500,000 RSUs, of which 3,500,000 RSUs have vested, and the remaining 3,000,000 RSUs will vest on April 17, 2026, in accordance with the terms originally granted. In the event Mr. Bagerdjian is terminated by the Company without cause, all unvested RSUs at such time will immediately vest as of the termination date, and if Mr. Bagerdjian is serving in good standing and there is a “change of control” (as defined in the respective RSU award agreements), all unvested RSUs will vest immediately prior to said change of control.Mr. Bagerdjian is also subject to confidentiality, non-compete, nonsolicitation and non-disparagement provisions under his employment agreement.

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

2025 Equity Grants.

There were no additional equity grants to executive officers in 2025.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number and estimated value of outstanding stock awards held by each of our named executive officers as of December 31, 2025.

		Option Awards				Stock Awards
		Number of	Number of			Number of
		Securities	Securities			Shares or	Market Value
		Underlying	Underlying	Option		Units of	of Shares or
		Unexercised	Unexercised	Exercise	Option	Stock that	Units of Stock
		Options (#)	Options (#)	Price	Expiration	Have Not	that Have Not
Name	Grant Date	Exercisable	Unexercisable	($)	Date	Vested	Vested(1)
Shahe Bagerdjian	5/10/2023(2)	—	—	—	—	3,000,000	$ 180,000
Matthew Cox	4/22/2019	187,500	—	$0.04	4/22/2029	—	—
	8/19/2021(3)	160,000	40,000	$0.04	8/19/2031	—	—
	2/21/2022(4)	1,000,000	—	$0.04	2/21/2032	—	—
	3/3/2023(4)	300,000	200,000	$0.04	3/3/2033	—	—
	4/22/2024(3)	5,000	20,000	$0.04	4/22/2034	—	—

(1)	Market value is based on the last bid price of our common stock on December 31, 2025 ($0.06 per share).
(2)	Represents 3,000,000 RSUs vest on April 17, 2026.
(3)	The option vests in five equal annual installments beginning on the first anniversary of the grant date.
(4)	The option vests in five equal annual installments beginning on the grant date.

Termination and Change in Control Arrangements

Under our Amended and Restated 2015 Incentive Plan (the “2015 Plan”), to maintain all of the participants’ rights in the event of (i) a merger or consolidation where we are not the surviving company; (ii) the dissolution of the Company; or (iii) a transfer of all or substantially all of our assets, any outstanding options will become fully exercisable and vested to the full extent of the original grant and the plan administrator can provide a cash-out for awards in connection with the transaction. If any of these above events had occurred on December 31, 2025, based on the last reported bid price of $0.06 per share of our common stock as reported on the OTCQB on December 31, 2025, Mr. Cox would not have been entitled to receive any cash-out for unvested option awards. Mr. Bagerdjian would have been entitled to receive $180,000 for cash-out for unvested RSUs.

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

The following table quantifies the post-employment and “change of ownership” payments to Mr. Bagerdjian for the specified trigger events. All calculations assume that the termination of employment occurred on December 31, 2025.

	Change in	Termination without
Type of Compensation	Ownership	Cause
Cash – Base Salary	—	$157,000
Accelerated Vesting of RSUs (1)	$180,000	$180,000
Total	$180,000	$337,000

(1)	Amount was calculated by multiplying the number of RSUs held on December 31, 2025, by the last bid price of our common stock on December 31, 2025 ($0.06 per share).

2025 Director Compensation

The following table sets forth information regarding compensation for each of our non-employee directors for the year ended December 31, 2025. We generally do not pay our non-employee directors retainer fees or other fees for service related to the Board or its committees. Equity awards may be granted to the members of the Board from time to time under our equity compensation plans. We also reimburse our non-employee directors for their costs associated with attending Board and committee meetings.

In connection with their appointment, Mr. Grosso, Mr. Atcher, Mr. Laflin, and Mr. Fu entered into a Board of Directors Compensation Agreement which entitles them to either 500,000 options or 250,000 RSUs, each of which will vest on the one-year anniversary of the previous annual shareholders' meeting on July 11, 2025. For the term beginning July 11, 2025, these options and RSUs will be granted prior to next annual shareholders' meeting on July 18, 2026.

The members of the Board did not receive any other compensation in the year ended December 31, 2025.

Mr. Bagerdjian does not receive any additional compensation for his service as a director. See “2025 Summary Compensation Table” above for the compensation earned by Mr. Bagerdjian.

	Fees Earned or	Option	Stock	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Christopher Grosso	—	—	—	—	—
Robert Atcher	—	—	—	—	—
Steve T. Laflin	—	—	—	—	—
Duke W. Fu	—	—	—	—	—

As of December 31, 2025, the aggregate number of shares of common stock underlying outstanding stock option awards (for Mr. Grosso and Mr. Laflin) and RSUs (for Dr. Atcher) was as follows: Mr. Grosso - 5,500,000 shares; Dr. Atcher - 2,000,000 shares; and Mr. Laflin – 6,000,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 28, 2026 by:

●	each person who, to our knowledge, beneficially owned more than 5% of our common stock on that date;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each entity or person is determined under the SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of April 28, 2026 through the exercise of any stock option or other right. For purposes of calculating each person’s or group’s percentage ownership, shares that the person or group has the right to acquire within 60 days of April 28, 2026 through the exercise of any stock option or other right are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as otherwise indicated, each person named in the tables below has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

Unless otherwise indicated, the address for all persons named below is c/o International Isotopes Inc., 4137 Commerce Circle, Idaho Falls, Idaho 83401.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Greater than 5% Shareholders:
Kennerman Associates Inc.(2)	237,489,559	42.4%
480 Broadway, Suite 310
Saratoga Springs, New York 12866
John M. McCormack and related parties(3)	110,225,590	20.6%
1303 Campbell Road
Houston, TX 77055
Directors and Named Executive Officers:
Robert Atcher(4)	2,750,000	*
Christopher Grosso(5)	65,645,540	12.2%
Steve T. Laflin(6)	18,786,700	3.5%
Duke W. Fu	—	—
Shahe Bagerdjian	9,026,999	1.7%
Matthew Cox(7)	2,908,684	*
All Directors and Executive Officers as a Group (6 persons) (8)	99,117,923	18.1%

*	Less than 1%.

(1)	Percentage beneficially owned below is based on 529,130,353 shares of our common stock outstanding on April 28, 2026.

(2)

Based on a Schedule 13G/A filed with the SEC on April 30, 2026, reporting beneficial ownership as of December 31, 2025, for which Kennerman Associates, Inc. d/b/a Kershner Grosso & Co. has shared dispositive power and includes shares of various investment advisory clients and shares held by Christopher Grosso, a principal of Kennerman Associates, Inc. d/b/a Kershner Grosso & Co. and our Chairman of the Board.

(3)

Includes (i) 99,592,652 shares beneficially held by trusts for the benefit of Mr. McCormack’s family members, and (ii) 7,000,000 shares issuable upon conversion of our Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”).

(4)	Includes 2,000,000 shares subject to stock options currently exercisable or exercisable within 60 days April 28, 2026.

(5)

Includes (i) 5,000,000 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2026, and (ii) 5,040,000 shares issuable upon conversion of our Series C Preferred Stock, and (ii) 5,102,581 shares beneficially held by family members. Excludes 170,999,219 shares of common stock owned by various investment advisory clients of Kennerman Associates, Inc. d/b/a Kershner Grosso & Co.

(6)	Includes 6,000,000 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2026.

(7)	Includes 1,752,500 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2026.

(8)

Includes an aggregate of (i) 14,752,500 shares subject to stock options currently exercisable or exercisable within 60 days of April 28, 2026, and (ii) 5,040,000 shares issuable upon conversion of our Series C Preferred Stock.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants: our Amended and Restated Employee Stock Purchase Plan (ESPP) and our 2015 Plan. Each of our equity compensation plans were previously approved by our shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	29,562,500	$0.05	1,835,629	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	29,562,500	$0.05	1,835,629	(1)

(1)	Includes 1,835,629 shares available for issuance under our ESPP. There were 18,975,685 shares reserved for issuance under our 2015 Plan when it terminated.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions to which we were a party since January 1, 2025 in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

The Audit Committee is comprised of three members, Christopher Grosso, Dr. Robert Atcher, and Duke Fu, with Mr. Grosso serving as the chairman. Each of Mr. Grosso, Dr. Atcher, and Mr. Fu is an “independent” director for audit committee service under Nasdaq listing rules and applicable SEC rules and regulations. The Compensation Committee is comprised of two members, Christopher Grosso and Dr. Robert Atcher, with Mr. Grosso serving as the chairman. The Nominating and Corporate Governance Committee is comprised of two members, Christopher Grosso and Dr. Robert Atcher, with Mr. Grosso serving as the chairman.

Item 14. Principal Accountant Fees and Services

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination), scope and oversight of our independent auditors. Haynie & Company (“Haynie”), a registered public accounting firm, has served as our independent auditors since 2018.

Independent Registered Public Accounting Firm Fees

The following table presents fees billed or to be billed by Haynie for the audit of our consolidated financial statements and for other services provided in the years ended December 31, 2025 and 2024. All of these services and fees were pre-approved by the Audit Committee.

Services Rendered	2024	2025
Audit Fees(1)	$122,784	$122,139
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$122,784	$122,139

(1)	For professional services for auditing our annual financial statements and reviewing the financial statements included in our other periodic reports filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee approved the Haynie to provide audit services and pre-approved all of the services and fees of our independent registered public accounting firms for 2024 and 2025.

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

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 17, 2025).

3.5#	Certificate of Amendment to Restated Certificate of Formation of International Isotopes Inc.

10.1†	International Isotopes Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2020).

10.2†	International Isotopes Inc. Amended and Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 30, 2018).

10.3†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2008).

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

19.1#	International Isotopes Inc. Insider Trading Policy

21.1#	Subsidiary list.

31.1#	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer furnished under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	This exhibit constitutes a management contract or compensatory plan or arrangement.
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

#	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

INTERNATIONAL ISOTOPES INC.

By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer and Secretary