Form 10-Q
period 2026-03-31
RADNOSTIX INC
filed 2026-05-20
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the number of shares of common stock, $0.01 par value, outstanding was 529,130,353.

RADNOSTIX INC.

FORM 10-Q

For The Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADNOSTIX INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,347,394	$1,695,158
Accounts receivable, net	1,271,854	1,418,235
Inventories	831,943	875,449
Prepaids and other current assets	466,143	636,491
Total current assets	3,917,334	4,625,333

Long-term assets
Restricted cash	1,505,537	1,492,227
Property, plant and equipment, net	3,836,839	3,689,895
Capitalized lease disposal costs, net	577,816	590,110
Operating lease right-of-use asset	2,797,086	2,846,143
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,169,006	3,208,669
Total long-term assets	13,270,539	13,211,299
Total assets	$17,187,873	$17,836,632

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,862,327	$1,530,869
Accrued liabilities	1,658,492	1,704,431
Unearned revenue	593,948	388,931
Current portion of operating lease right-of-use liability	190,841	186,986
Current installments of notes payable	141,291	162,715
Total current liabilities	4,446,899	3,973,932

Long-term liabilities
Related party notes payable	1,620,000	1,620,000
Notes payable, net of current portion	104,122	148,981
Asset retirement obligation	1,637,429	1,618,467
Operating lease right-of-use liability, net of current portion	2,670,077	2,719,505
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	10,094,628	10,169,953
Total liabilities	14,541,527	14,143,885

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 528,968,316 and 528,209,538 shares issued and outstanding, respectively	5,289,683	5,282,095
Additional paid in capital	126,934,036	126,639,939
Accumulated deficit	(129,577,373)	(128,229,287)
Total equity	2,646,346	3,692,747
Total liabilities and stockholders' equity	$17,187,873	$17,836,632

See accompanying notes to unaudited condensed consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2026	2025

Sale of product	$2,378,924	$3,238,900
Cost of product	1,227,976	1,206,863
Gross profit	1,150,948	2,032,037

Operating costs and expenses:
Salaries and contract labor	1,297,617	1,119,326
General, administrative, and consulting	1,014,235	871,024
Research and development	149,128	106,703
Total operating expenses	2,460,980	2,097,053

Net operating loss	(1,310,032)	(65,016)

Other income (expense):
Other income	32,475	14,349
Interest income	14,340	21,824
Interest expense	(84,869)	(83,851)
Total other expense	(38,054)	(47,678)
Net loss	$(1,348,086)	$(112,694)

Net loss per common share - basic:	$—	$—
Net loss per common share - diluted:	$—	$—

Weighted average common shares outstanding - basic	528,459,473	524,082,026
Weighted average common shares outstanding - diluted	528,459,473	524,082,026

See accompanying notes to unaudited condensed consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,348,086)	$(112,694)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	110,188	97,945
Accretion of obligation for lease disposal costs	18,962	18,099
Equity based compensation	244,059	70,279
Bad Debt Expense	20,887	—
Right-of-use asset changes, net	3,484	(1,119)
Changes in operating assets and liabilities:
Accounts receivable	125,494	(168,247)
Inventories	43,506	97,369
Prepaids and other current assets	170,348	195,022
Accounts payable and accrued liabilities	333,699	(461,879)
Unearned revenues	205,017	260,106
Net cash used in operating activities	(72,442)	(5,119)

Cash flows from investing activities:
Purchase of property, plant and equipment	(205,175)	(128,881)
Net cash used in investing activities	(205,175)	(128,881)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	9,446	3,894
Proceeds from the issuance of notes payable	—	45,515
Principal payments on notes payable	(66,283)	(200,000)
Net cash used in financing activities	(56,837)	(150,591)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(334,454)	(284,591)
Cash, cash equivalents, and restricted cash at beginning of period	3,187,385	3,377,233
Cash, cash equivalents, and restricted cash at end of period	$2,852,931	$3,092,642

Supplemental disclosure of cash flow activities:
Cash paid for interest	$43,800	$39,954
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash financing and investing transactions
Decrease in current installments of notes payable for issuance of stock	$—	$25,000
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$—	$830,720
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$48,180	$6,180

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	March 31,	March 31,
	2026	2025
Cash and cash equivalents	$1,347,394	$1,645,663
Restricted cash included in long-term assets	1,505,537	1,446,979
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$2,852,931	$3,092,642

See accompanying notes to unaudited condensed consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three Months Ended March 31, 2026

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2026	528,209,538	$5,282,095	$126,639,939	$(128,229,287)	$3,692,747
Shares issued under employee stock purchase plan	185,208	1,852	7,594	—	9,446
Stock in lieu of dividends on convertible preferred C	573,570	5,736	42,444	—	48,180
Shares issued for issuance of RSUs	—	—	—	—	—
Stock based compensation	—	—	244,059	—	244,059
Net loss	—	—	—	(1,348,086)	(1,348,086)
Balance, March 31, 2026	528,968,316	$5,289,683	$126,934,036	$(129,577,373)	$2,646,346

RADNOSTIX INC. AND SUBSIDIARIES

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

See accompanying notes to the unaudited condensed consolidated financial statements

RADNOSTIX INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

(1)       The Company and Basis of Presentation

Radnostix Inc. (RNX) was incorporated in Texas in November 1995. The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) and include all operations and balances of RNX and its wholly-owned subsidiaries, including RadQual, LLC, an Idaho limited liability company (RadQual); TI Services, LLC, an Ohio limited liability company (TI Services); RadVent, LLC, an Idaho limited liability company; International Isotopes Idaho Inc., a Texas corporation; International Isotopes Fluorine Products, Inc., an Idaho corporation; and International Isotopes Transportation Services, Inc., an Idaho corporation. RNX, and its wholly-owned subsidiaries are collectively referred to herein as the “Company,” “we,” “our” or “us.”

Nature of Operations – The Company manufactures a wide range of radioisotope-focused products used in variety of medical and industrial applications. The Company's products include a full range of nuclear medicine calibration and reference standards, a wide range of products, including cobalt teletherapy sources, and an FDA-approved radiopharmaceutical drug product. The Company also holds several patents for a fluorine extraction process that would be used in conjunction with a proposed commercial depleted uranium de-conversion facility which would be located in Lea County, New Mexico (the “De-Conversion Facility”). For 2026, the Company’s business consists of five major business segments: Theranostics Products, Cobalt Products, Calibration & Reference Products (previously called Nuclear Medicine Standards), Medical Devices, and Fluorine Products. The Company’s headquarters and all operations, with the exception of TI Services, are located in Idaho Falls, Idaho.

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

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements are presented in conformity with GAAP and include all operations and balances of RNX and its wholly-owned subsidiaries including RadQual and TI Services. See Note 4 “Investment and Business Consolidation” for additional information. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024‑03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40). This ASU requires entities to disaggregate certain costs and expenses within relevant income statement captions, including disclosures related to employee compensation, depreciation, amortization, and other expense categories. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the three months ended March 31, 2026, the Company reported a net loss of $1,348,086 and net cash used in operating activities of $72,442. During the three months ended March 31, 2025, the Company reported net loss of $112,694 and net cash used in operating activities of $5,119.

During the three months ended March 31, 2026, the Company continued its focus on its strongest long-standing core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Cobalt Products, and Calibration & Reference Products (previously called Nuclear Medicine Standards), and in particular, the pursuit of new business opportunities within those segments. Additionally, the Company has begun to focus on the start-up of its Medical Device segment which includes assets purchased from AMICI, Inc. (AMICI) in 2023 and investing in the development of an EasyFill Automated Iodine Capsule System.

The Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. On March 11, 2026, the Company executed a mutual termination of an asset purchase agreement ("DUF6 Asset Sale") dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources ("AFR"). AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by March 31, 2026 (the “Outside Date”) in order to meet the Condition to Seller’s Obligations as defined in the DUF6 Asset Sale. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA. Proceeds from this sale would have been $12.5 million in total. The Company decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we had entered the DUF6 Asset Sale and it had low confidence that AFR would be able to secure funding to close the deal by the requested extension date. The Company is evaluating all possible options for the DUF6 Plant and related assets.

The Company expects that cash from operations, the availability of equity or debt financing, and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including commercial relationships, technological developments, market factors, available credit, and management of redeemable convertible preferred stock. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three months ended March 31, 2026, the Company had 26,512,500 stock options outstanding, 40,500,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three months ended March 31, 2025, the Company had 26,512,500 stock options outstanding, 5,000,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Weighted average common shares outstanding - basic	528,459,473	524,082,026

Effects of dilutive shares
Stock Options	—	—
Series C Preferred Stock	—	—
Weighted average common shares outstanding - diluted	528,459,473	524,082,026

The table below summarizes common stock equivalents outstanding at March 31, 2026 and March 31, 2025:

	March 31,
	2026	2025
Stock options	26,512,500	26,512,500
Restricted Stock Units	40,500,000	5,000,000
Shares of Series C Preferred Stock	40,630,000	40,630,000
	107,642,500	72,142,500

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

On June 3, 2024, the Company entered into a Strategic Development and Distribution Agreement with Alpha Nuclide Inc for the rights to manufacture and distribute the Company’s Theranostics Products and Nuclear Medicine Products in mainland China as part of a 50/50 joint Venture between the Company and Alpha Nuclides. The parties will begin with the distribution of the Company’s Calibration & Reference Products as part of phase I of the strategic alliance, with further planned milestones for the establishment of a joint venture to register the Company’s Theranostics and Calibration & Reference Products with the CFDA for local manufacturing and distribution. The parties envision commercializing RNX's radiopharmaceutical Iodine-131, radiochemical API, and theranostics API I-131 for 3rd party therapeutic applications in China. The parties intend to manufacture and distribute the products from Alpha Nuclide's Jiaxing facility, which Alpha Nuclides is responsible for establishing. The parties also intend to enter into a supply agreement for raw material isotopes to be supplied from Alpha Nuclide to the Company to be used in the Company’s manufacturing process at the Company’s Idaho Falls, Idaho facility.

On August 6, 2024, the Company entered into a joint venture agreement with Phantech LLC to form PhanQual. PhanQual will leverage RNX’s and Phantech’s technologies, facilities, experience, and global network to design, manufacture, and distribute sealed sources, including adapting Phantech's patented and cutting-edge fillable calibration source technology, into sealed source calibration devices to better serve the R&D and theranostics community. Additionally, RadQual will globally distribute Phantech’s entire portfolio of fillable sources through RadQual’s global network of distributors. PhanQual’s revenues and operations will operate through RadQual and will be included in our Calibration & Reference Products segment.

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the three months ended March 31, 2026 and 2025, the Company issued 185,208 and 152,705 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $9,446 and $3,894, respectively. As of  March 31, 2026, 1,314,527 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - In April 2015, the Company’s Board of Directors approved the International Isotopes Inc. 2015 Incentive Plan (as amended, the “2015 Plan”) which was subsequently approved by the Company’s shareholders in July 2015. The 2015 Plan was amended and restated in July 2018 to increase the number of shares authorized for issuance under the 2015 plan by an additional 20,000,000 shares. The 2015 Plan provided for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock or cash-based awards. The 2015 Plan amended and restated the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”). The 2015 Plan authorized the issuance of up to 80,000,000 shares of common stock, plus 11,089,967 shares authorized, but not issued under the 2006 Plan. The 2015 Plan terminated on July 14, 2025; at that time there were 18,875,685 shares available for grant and 48,538,185 shares available for issuance under the 2015 plan. The Company is evaluating adopting a new incentive plan, which would be required to be submitted for approval by the Company's shareholders.

Employee/Director Grants - The Company accounts for issuances of stock-based compensation to employees by recognizing, as compensation expense, the cost of employee services received in exchange for equity awards. The compensation expense is based on the grant date fair value of the award. Stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Non-Employee Grants - The Company accounts for its issuances of stock-based compensation to non-employees by recognizing compensation expense based on the grant date fair value of the award. Stock compensation expense is recognized over the vesting period for the award.

Option awards outstanding as of  March 31, 2026, and changes during the three months ended March 31, 2026, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2025	25,562,500	$0.05	5.1
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	50,000	0.04
Outstanding at March 31, 2026	26,512,500	0.05	4.9	$675,175
Exercisable at March 31, 2026	22,357,500	$0.05	4.3	$552,275

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.08 per share on March 31, 2026.

As of  March 31, 2026, there was $37,853 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.71 years.

Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was $244,059 and $70,279, respectively.

During the three months ended March 31, 2026, the Company did not grant any additional stock options.

Restricted Stock Units outstanding as of  March 31, 2026, and changes during the three months ended March 31, 2026, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2025	3,000,000	$0.04
Granted	37,500,000	$0.03
Vested and Exercised	—
Forfeited / Cancelled	—
Outstanding at March 31, 2026	40,500,000	$0.03

As of  March 31, 2026, there was $902,013 of unrecognized compensation expense related to Restricted Stock Units ("RSUs") that will be recognized over a weighted-average period of 2.53 years.

On October 10, 2025, the Company granted its CEO 37,500,000 RSUs as part of his new executive employment agreement. These RSUs shall vest upon (i) the Company’s share price being at or above the following levels for 60 consecutive calendar days (“Trigger Date”) and (ii) the earlier of (x) the Company having at least three times the necessary tax withholding amount in available cash or (y) six months following the Trigger Date, vesting as follows: 2,500,000 RSUs will vest at a share price of $0.10; 5,000,000 RSUs will vest at a share price of $0.15; 7,500,000 RSUs will vest at a share price of $0.20; 10,000,000 RSUs will vest at a share price of $0.25; and 12,500,000 RSUs will vest at a share price of $0.30. In the event the CEO is terminated by the Company without cause, all unvested RSUs at such time will immediately vest as of the termination date, and if the CEO is serving in good standing and there is a “change of control” (as defined in the respective RSU award agreements), all unvested RSUs will vest immediately prior to said change of control. The RSUs have a fair value of $1,119,238 as estimated on the date of issue using the Monte Carlo simulation model, which incorporates the probability of achieving the market-based vesting conditions. Key assumptions used in the valuation included a risk-free interest rate of 3.6%, expected volatility of 80.65%, expected term of 1.58 to 2.87 years, and a dividend yield of 0%. The Company recognized stock-based compensation expense of $114,783 for these RSUs for the three months ending March 31, 2026.

Additionally, during the three months ended March 31, 2026, the Company identified an error related to the accounting for these RSUs. Specifically, compensation expense associated with these awards was not recognized in the Company’s consolidated financial statements for the year ended December 31, 2025. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error, both quantitatively and qualitatively, and determined that the impact was not material to the previously issued financial statements for the year ended December 31, 2025, and that correction of the error in the current period is appropriate. As a result, the Company recorded an out-of-period adjustment of approximately $102,441 of stock-based compensation expense during the three months ended March 31, 2026 related to previously unrecorded stock-based compensation expense. The recognition of this expense increased operating expenses and net loss for the current period. The Company has evaluated the impact of this adjustment on prior interim periods and determined that no restatement of previously issued financial statements is required.

Preferred Stock

At March 31, 2026, there were 4,063 total shares of the Series C Preferred Stock outstanding. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2025. In September 2024, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2027. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

During the three months ended March 31, 2026 and 2025, dividends due to holders of the Series C Preferred Stock totaled $243,780. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the three months ended March 31, 2026 and 2025, the Company issued an aggregate of 573,570 and 118,846 shares of common stock in lieu of dividend payments of $48,180 and $6,180, respectively, with dividend payments settled in cash of $39,300 and $37,800, respectively. The remaining dividend balance of $199,800 that was outstanding as of March 31, 2025 was settled in the second quarter of 2025. The remaining balance of $156,300 that is outstanding as of March 31, 2026 will be settled in the second quarter of 2026.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. In December 2019, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2021, with all remaining terms unchanged. In January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2013 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At March 31, 2026, accrued interest payable on the 2013 Promissory Note was $369,234.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note). The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, the holder of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. In June 2018, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2019 with all other provisions remaining unchanged. In February 2019, the 2018 Promissory Note was modified to extend the maturity date to July 31, 2019 with all other provisions remaining unchanged. In July 2019, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2020 with all other provisions remaining unchanged. In December 2019, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2021, the note was also modified to become secured by company assets, with all other provisions remaining unchanged. In December 2021, the 2018 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At March 31, 2026, accrued interest on the 2018 Promissory Note totaled $57,170.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In connection with the 2019 Promissory Note, the lenders were issued warrants totaling 30,000,000 warrants to purchase shares of the Company’s common stock at $0.045 per share (the Class O Warrants). The fair value of these Class O Warrants issued totaled $446,079 and was recorded as a debt discount and was amortized over the life of the 2019 Promissory Note. The Company calculated a beneficial conversion feature of $315,643 which was accreted to interest expense over the life of the 2019 Promissory Note. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At March 31, 2026, the accrued interest on the 2019 Promissory Note totaled $249,131.

In June 2023, the Company executed an asset purchase agreement with AMICI, Inc. for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, the Company entered a promissory note to AMICI, Inc. with a principal amount of $558,593. According to the terms of the note, the Company made an initial cash payment of $100,000 into escrow, issued the seller $25,000 in shares of the Company’s common stock, and paid the seller $6,493 in a closing cash reimbursement payment. For the remaining principal balance of the promissory note of $427,100, the Company is required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due was not subject to interest until the 25th month after the anniversary of the closing of the transaction. At March 31, 2026, the balance of this promissory note was $97,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

Sales to the Company’s top three customers for the three months ended March 31, 2026 and March 31, 2025 were approximately 26% and 30% of its total gross revenue respectively. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign. Approximately 17% and 18% of the Company's total gross revenue was from sales from a single customer as part of our Theranostics Products segment.

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

Sales of our most predominant Theranostics Products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon Theranostics Products sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary. During multiple weeks in 2025, the Company experienced low quantities or complete outages for our key raw material supplier which resulted in an estimated $500,000 in lost sales for the year. The Company has identified other suppliers and continues to search for additional means to produce and procure certain critical isotopes.

The Calibration & Reference Products sold by the Company are dependent upon certain radioisotopes that are supplied to the Company through agreements with several suppliers. A loss of any of these suppliers could adversely affect operating results by causing a delay in production or a possible loss of sales. Starting in January 2024, there has been a continuing global outage of gadolinium-153, a key isotope for the Company's Calibration & Reference Products segment. The outage has resulted in lost sales. The Company is working on establishing new suppliers and believes that it will be able to have supply restored by the end of 2026.

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit the processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with Swiss Re Corporate Solutions Premier Insurance Corporation which is supported by a restricted money market account held with Merrill Lynch. At  March 31, 2026, the balance of this account was $1,505,537.

(8)      Revenue Recognition

Revenue from Product Sales

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products is considered to be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the three months ended March 31, 2026, the Company reported current unearned revenue of $593,948. For the period ended December 31, 2025, the Company reported current unearned revenue of $388,931. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  March 31, 2026, and December 31, 2025, accounts receivable totaled $1,271,854 and $1,418,235, respectively.  For the three months ended March 31, 2026, the Company recorded an Allowance for Doubtful Accounts of $13,000, but did not incur material impairment losses with respect to its receivables.

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

In January 2025, the Company entered into a new operating lease agreement for a second facility across the street from its main headquarters. The initial term of the lease is five years, ending December 2029 and includes the option to extend the lease for two additional terms of five years each. The monthly lease rate increases annually by 3% each year. The Company has the right of first refusal on this property that allows it to match any offer to purchase this property. The Company recorded an operating lease right-of-use asset and corresponding operating lease right-of-use liability of $830,720 for this lease based on a life of 15 years and incremental borrowing rate of 6.75%. During the three months ended March 31, 2026, the Company has been building out the new facility for future production with an expected startup by the end of 2026.

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$94,365	$93,707
Short-term operating lease costs	3,305	2,850
Financing lease expense:
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Total financing lease expense	—	—
Total lease expense	$97,670	$96,557

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$830,720
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	10.7	11.4
Weighted-average remaining lease term (years) - financing leases	—	—
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	—	6.75%

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2026 (excluding the three-months ended March 31, 2026)	$283,095	—
2027	380,170	—
2028	382,962	—
2029	385,838	—
2030	388,800	—
Thereafter	2,227,956	—
Total minimum lease obligations	4,048,821	—
Less-amounts representing interest	(1,187,903)	—
Present value of minimum lease obligations	2,860,918	—
Current maturities	(190,841)	—
Lease obligations, net of current maturities	$2,670,077	$—

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

In 2026, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Calibration & Reference Products, Medical Device Products, and Fluorine Products. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended March 31,
Sale of Product	2026	2025
Theranostics Products	$1,397,282	$1,787,054
Cobalt Products	9,739	72,450
Calibration & Reference Products	882,790	1,326,766
Medical Device Products	89,113	52,630
Fluorine Products	—	—
Total Segments	2,378,924	3,238,900
Corporate revenue	—	—
Total Consolidated	$2,378,924	$3,238,900

	Three months ended March 31,
Depreciation and Amortization	2026	2025
Theranostics Products	$12,436	$8,209
Cobalt Products	17,100	16,002
Calibration & Reference Products	37,738	29,880
Medical Device Products	—	—
Fluorine Products	28,970	26,095
Total Segments	96,244	80,186
Corporate depreciation and amortization	13,944	17,759
Total Consolidated	$110,188	$97,945

	Three months ended March 31,
Segment Income (Loss)	2026	2025
Theranostics Products	$406,898	$876,994
Cobalt Products	(246,803)	(148,226)
Calibration & Reference Products	(117,652)	267,563
Medical Device Products	(163,594)	(181,669)
Fluorine Products	(11,384)	(26,159)
Total Segments	(132,535)	788,503
Corporate loss	(1,215,551)	(901,197)
Net Loss	$(1,348,086)	$(112,694)

	Three months ended March 31,
Expenditures for Segment Assets	2026	2025
Theranostics Products	$49,481	$46,515
Cobalt Products	110,023	12,835
Calibration & Reference Products	—	18,214
Medical Device Products	45,671	28,876
Fluorine Products	—	—
Total Segments	205,175	106,440
Corporate purchases	—	22,441
Total Consolidated	$205,175	$128,881

	March 31,	December 31,
Segment Assets	2026	2025
Theranostics Products	$991,032	$1,115,238
Cobalt Products	316,024	260,960
Calibration & Reference Products	2,843,051	2,896,335
Medical Device Products	792,043	697,503
Fluorine Products	4,770,719	4,771,359
Total Segments	9,712,869	9,741,395
Corporate assets	7,475,004	8,095,237
Total Consolidated	$17,187,873	$17,836,632

(11)        Subsequent Events

On May 14, 2026, the Company received approval of a modification to the term of its Series C Convertible Redeemable Preferred Stock from a majority of the outstanding shares of the Series C Preferred Stock. The modification extends the maturity date of the Series C Preferred for approximately one year to February 28, 2028. All other terms in the Series C Preferred Stock remain unchanged.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking statements. Words such as “anticipates,” “believes,” “should,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections, and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 31, 2026 and in the other reports we file with the SEC. These factors describe some but not all of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risks and other factors set forth in the reports that we file from time to time with the SEC.

BUSINESS OVERVIEW

Radnostix Inc. and its wholly-owned subsidiaries (including RadQual, LLC, TI Services, LLC, RadVent, LLC, International Isotopes Idaho Inc., International Isotopes Fluorine Products, Inc., and International Isotopes Transportation Services, Inc.) (collectively, the "Company", "we", "our", or "us") manufacture a full range of nuclear medicine calibration and reference standards, manufacture a range of cobalt products, and distribute sodium iodide I-131 as a generic drug. We own 100% of RadQual, LLC (RadQual), a global supplier of molecular imaging quality control and calibration devices. As TI Services, LLC is a 50/50 joint venture between the Company and RadQual, TI Services, LLC is also a wholly-owned subsidiary of the Company.

Our core business consists of five reportable segments which include: Theranostics Products, Cobalt Products, Calibration & Reference Products, Medical Devices, and Fluorine Products.

-	In our Theranostics Products segment, which is our largest segment by revenue, we produce:

•	an FDA approved generic sodium iodide I-131 drug product for the treatment of hyperthyroidism and thyroid cancer;

•	radiochemicals for multiple uses in clinical research and life sciences (including Tb-161 and variations of I-131); and

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

-

In our Calibration & Reference Products segment (formerly referred to as Nuclear Medicine), we produce a wide range of sealed source calibration and reference standards (which are sealed to prevent the release of radioactive materials), that are used in: (i) nuclear pharmacies that specialize in preparing and dispensing radioactive pharmaceuticals for diagnostic imaging and medical treatments, (ii) nuclear medicine imaging clinics and hospitals which administer radioactive pharmaceuticals, (iii) certain laboratories and equipment that require radiation detection, and (iv) industrial settings that use radioactive sources for calibration, testing, and measurement. We also sell bulk isotopes through this segment;

-	In our Medical Devices segment, we are currently sell various 3rd party products and we are developing our own products for commercial use, including an I-131 encapsulation system and Radvent devices.

-	In our Fluorine Products segment, we are currently evaluating the possibility of fund raising, joint venturing, or divesting these assets, as discussed in more detail below.

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

In 2023, we entered into an asset purchase agreement with AMICI, Inc. to purchase manufacturing molds, device registrations, trademarks, and all production rights to several AMICI, Inc. medical device and accessory products for lung ventilation; this included the Swirler Radioaerosol System and Tru-Fit mouthpiece products. In January 2025, as part of an amendment to the AMICI, Inc. asset purchase agreement, we received the manufacturing molds, device registrations, trademarks, and all production rights to the AMICI, Inc. line of Xenon System products. These acquired assets from AMICI, Inc. are currently under development and are expected to be released in Q3 2026 to be sold through our RadVent subsidiary. In 2024, our Medical Device segment entered into a distribution and servicing agreement with Scintomics ATT for their complete line of radiosynthesis modules; to date, all of our revenue in the Medical Devices segment comes from the sale of third party products.

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

On March 11, 2026, we executed a mutual termination of the DUF6 Asset Sale dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to AFR. AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by the Outside Date of March 31, 2026 in order to meet the Condition to Seller’s Obligations as defined in the DUF6 Asset Sale. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA. AFR already made a non-refundable $50,000 prepayment and twelve non-refundable NRC extension fee payments totaling $120,000 and was to pay an additional $12,450,000 at closing. We decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we had entered the DUF6 Asset Sale and we had low confidence that AFR would be able to secure funding to close the deal by the requested extension date. We will evaluate all possible options for the DUF6 Plant and related assets. Given the recent boom in nuclear energy and fuel cycle industry and related global investments, the Company will evaluate all possible options for the DUF6 Plant and related assets, including keeping the assets and developing them into an operating entity focused on uranium deconversion. The company will also explore the potential to amend the current NRC approved license to include additional up-stream and down-stream uranium related activities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Sale of Product for the three months ended March 31, 2026 was $2,378,924 as compared to $3,238,900 for the same period in 2025, an overall decrease of $859,976, or approximately 27%. This decrease in sales was the result of lost sales in our Theranostics Products segment due to voluntary recalls of  our Generic Sodium Iodide I131 on January 26, 2026, and of our Dibasic Sodium Phosphate Capsules on February 19, 2026 as discussed in more detail below, decreased sales in our Cobalt Products segment due to operational shutdown for the rehabilitation of our process hot cells during the three months ended March 31, 2026, and decreased sales in our Calibration & Reference Products, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three months ended March 31, 2026:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
Sale of Product	2026	2025	$ Change	% Change
Theranostics Products	$1,397,282	$1,787,054	$(389,772)	-22%
Cobalt Products	9,739	72,450	(62,711)	-87%
Calibration & Reference Products	882,790	1,326,766	(443,976)	-33%
Medical Device Products	89,113	52,630	36,483	69%
Fluorine Products	—	—	—	—%
Total Consolidated Sale of Product	$2,378,924	$3,238,900	$(859,976)	-27%

Cost of product increased to $1,227,976 for the three months ended March 31, 2026 from $1,206,863 for the same period in 2025. This is an increase of $21,113, or approximately 2%. The increase in cost of product was partially due to adjustments for accounting for labor hours beginning in the three months ended March 31, 2026. We evaluated and updated our policies for classifying and recording direct labor hours. The adjustments resulted in an increased allocation of these labor costs to cost of product. We believe these updates will better reflect costs allocation for our current operations. Gross profit for the three months ended March 31, 2026 was $1,150,948, compared to $2,032,037 for the same period in 2025. This represents a decrease in gross profit of $881,089, or approximately 43%, compared to the same period in 2025. This decrease is due to decreased sale of product and increased cost of product.

The following table presents cost of product and gross profit data for each of our business segments for the three months ended March 31, 2026:

	For the Three		For the Three
	Months Ended	% of	Months Ended	% of
	March 31,	Total Sales	March 31,	Total Sales
	2026	2026	2025	2025
Total Sale of Product	$2,378,924		$3,238,900
Cost of Product
Theranostics Products	$558,266	23%	$505,168	16%
Cobalt Products	76,154	3%	38,872	1%
Calibration & Reference Products	546,794	23%	615,470	19%
Medical Device Products	46,762	2%	47,353	1%
Fluorine Products	—	—%	—	—%
Total Cost of Product	$1,227,976	52%	$1,206,863	37%

Gross Profit	$1,150,948		$2,032,037
Gross Profit %	48%		63%

For the three months ended March 31, 2026, total operating costs and expenses in all segments increased approximately 17% to $2,460,980 from $2,097,053 for the same period in 2025. This increase of $363,927 in the three months ended March 31, 2026 was due to increased General, Administrative, and Consulting expenses due increases in professional expenses, increased Salaries and Contract Labor expenses due to increases in stock-based compensation expense which included an out-of-period adjustment of $102,441, and increased Research and Development expenses due to increased development activity in our Medical Device Products segment.

The following table presents a comparison of total operating expenses for the three months ended March 31, 2026 and 2025:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
Operating Costs and Expenses:	2026	2025	% change	$ change
Salaries and Contract Labor	$1,297,617	$1,119,326	16%	$178,291
General, Administrative and Consulting	1,014,235	871,024	16%	143,211
Research and Development	149,128	106,703	40%	42,425
Total operating expenses	$2,460,980	$2,097,053	17%	$363,927

Other income was $32,475 for the three months ended March 31, 2026 as compared to other income $14,349 for the same period in 2025. This is an increase of $18,126, or approximately 126% that was due to extension payments as part of the Flourine Products Asset Sale.

Interest expense for the three months ended March 31, 2026 was $84,869, compared to $83,851 for the same period in 2025. This is an increase of $1,018, or approximately 1%.

Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended March 31, 2026 and 2025, we accrued dividends payable of $60,945 and $60,945 respectively, which have been recorded as interest expense. See Note 6 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

We had a net loss of $1,348,086 for the three months ended March 31, 2026 compared to net loss of $112,694 for the same period in 2025. This increase in net loss of $1,235,392 for the quarter was the result of lost sales in our Theranostics Products due to two voluntary recalls of our Generic Sodium Iodide I131 on January 26, 2026 and of our Dibasic Sodium Phosphate Capsules on February 19, 2026 as discussed in more detail below, decreased sales in our Cobalt Products segment due to the rehabilitation of our process hot cells during the three months ended March 31, 2026, and decreased sales in our Calibration & Reference Products, as discussed in more detail below. Additionally, the increase in net loss was due to increased operating expenses due to increases in professional expenses, stock-based compensation expense which included an out-of-period adjustment of $102,441, and increased Research and Development expenses due to increased development activity in our Medical Device Products segment.

Theranostics Products.

Sales of Theranostics Products for the three months ended March 31, 2026 were $1,397,282, compared to $1,787,054 for the same period in 2025. This is a decrease of $389,772, or approximately 22% during the three months ended March 31, 2026.

The decreases in sales during the three months ended March 31, 2026 was partially due to two voluntary recalls: The first was a voluntary recall of our Generic Sodium Iodide I-131 due to the discovery of septum in our finished product vials on January 26, 2026. We had recently been approved by the FDA to implement new septum for our finished products, with this change we discovered the septum did not perform equivalent to our previous testing and validation. The impact from this recall was limited to that first batch and resulted in $60,000 of lost revenue. The second voluntary recall was due to the finished specifications of Dibasic Sodium Phosphate Capsules on February 19, 2026. On February 19, 2026, the Company, which is a manufacturer of its Generic Sodium Iodide I-131, discovered during an internal review that specific lots of our Dibasic Sodium Phosphate Capsules that may be provided with our Generic Sodium Iodide I-131 kits manufactured between 2022 and 2025 were out of specification for final capsule weight. We initiated a voluntary recall of specific lots of our Dibasic Sodium Phosphate Capsules shipped between August 19, 2024 to February 17, 2026 and a Field Alert Report for the expired lots from 2021 to 2024. We have notified affected pharmacies, clinics, and veterinarians of the voluntary recall. Both recalls have been conducted with the knowledge of the FDA. We issued customer credits of approximately $50,000 in the first quarter of 2026 related to refunds to certain customers. We wrote off our impaired capsule inventory of approximately $75,000 in 4Q 2025 and will restore our capsule inventory in Q2 2026. We continue to provide Generic Sodium Iodide I-131, which was not impacted. The majority of our customers have continued to order this material despite the lack of capsule inventory. But we are currently losing approximately $65,000 per week in sales for the customers that require capsules with their orders. We believe the impact from the recall will not extend beyond the 2nd quarter. Our business has not been impacted by the recall beyond the impacts addressed above.

Cost of product for Theranostics Products increased to $558,266 for the three months ended March 31, 2026, as compared to $505,168 for the same period in 2025. This is an increase of $53,098, or approximately 11%, and was the result of the cost associated with the two recalls. Gross profit of Theranostics Products for the three months ended March 31, 2026 was $839,016, compared to $1,281,886 for the same period in 2025, and gross profit percentage was approximately 60% and 72% for three months ended March 31, 2026 and 2025 respectively.

Operating expenses for this segment increased to $432,118 for the three months ended March 31, 2026, compared to $404,892 for the same period in 2025. This in an increase in operating expenses of $27,226, or approximately 7% due to increased salary and labor costs.

For the three months ended March 31, 2026,this segment reported net income of $406,898 as compared to net income of $876,994 for the same period in 2025. This is a decrease in net income of $470,096.

Decreases in net income for the three months ended March 31, 2026 were the result of decreased sales due to voluntary recalls.

Cobalt Products.

Sales of product in the Cobalt Products segment for the three months ended March 31, 2026 was $9,739, compared to $72,450 for the same period in 2025. This represents a decrease of $62,711, or approximately 87%.

The decreases in sales of product were primarily due shut down of Cobalt-60 manufacturing operations to prepare and repair the window gaskets of both our process hot cells. This is a significant and necessary rebuild to ensure the Cobalt-60 process hot cell can remain operational for the considerable future. In 2022 we noticed an issue with our hot cell window gasket. The issue was manageable, but it significantly hampered operational efficiency. While the issue affected only one of our process hot cell windows, we made a strategic decision to repair all the gaskets for the windows on all our process hot cells as the gaskets had reached their prescribed end-of-life. In the three months ended March 31, 2026, we removed both sets of Cobalt hot cell windows and a 3rd party vendor rehabilitated the windows and gaskets on site. Work was completed in the three months ended March 31, 2026,, and we returned to regular manufacturing operations at the end of March. The cost for the rehabilitation was approximately $100,000. We believe the rehabilitation work to have extended the useful life of our Cobalt-60 process hot cell by 15 to 20 years and estimate we will save approximately $150,000 in annual radiological waste costs (management, storage and disposal) by resolving the gasket issues.

Cost of product for the three months ended  March 31, 2026, was $76,154, as compared to $38,872, for the same period in 2025. Gross profit for cobalt products for the three months ended  March 31, 2026 was ( $66,415) compared to  $33,578 for the same period in 2025. This is a  decrease of $99,993, or approximately  298%. The  increase in cost of product was partially due to adjustments for accounting for labor hours beginning in the three months ended  March 31, 2026. We evaluated and updated our policies for classifying and recording direct labor hours. The adjustments resulted in an increased allocation of these labor costs to cost of product. We believe these updates will better reflect costs allocation for our current operations.

Operating costs and expenses in this segment were  $180,388 for the three months ended  March 31, 2026, compared to  $181,804 for the same period in 2025. This decrease in operating costs and expenses is due to waste expense of $129,000 in the three months ended March 31, 2025 compared to no such expense in 2026. We had a net loss for Cobalt Products of  $246,803 for the three months ended  March 31, 2026, as compared to net loss of  $148,226 for the same period in 2025. The increase in net loss of $98,577, or approximately 67%, was attributable to decreased sales and increased cost of product.

Calibration & Reference Products (formerly Nuclear Medicine Standards)

Sales of product in the Calibration & Reference Products segment for the three months ended March 31, 2026, were $882,790, compared to $1,326,766 for the same period in 2025. This represents an decrease in sales of $443,976, or approximately 33%.

We had a decrease in sales in the three months ended March 31, 2026 because of catch-up revenue that occurred in the three months ended March 31, 2025 due to pent up demand from a global shortage of Cobalt-57 radioisotope during 2024.

Due to an ongoing global shortage of Gadolidium-153 radioisotope beginning in January 2025, we have been unable to manufacture any products that utilize this radioisotope. We expect these sales to return with a period of catch-up once we have been able to source this radioisotope.

Cost of product for our Calibration & Reference Products segment for the three months ended March 31, 2026, was $546,794, as compared to $615,470 for the same period in 2025. The decrease in cost of product in the period-to-period comparison of $68,676, or 11%, was due to decreased total sales and charges during the three-month period ended March 31, 2026 compared to the same period in 2025. Gross profit for our Calibration & Reference Products segment for the three months ended March 31, 2026 was $335,996 compared to $711,296 for the same period in 2025. This is a decrease in gross profit of $375,300, or approximately 53%.

Operating costs and expenses for this segment for the three months ended March 31, 2026 increased to $453,648, from $443,733 for the same period in 2025. This is an increase of $9,915, or approximately 2%, and was the result of increased license costs during the three months ended March 31, 2026. Net loss for this segment for the three months ended March 31, 2026 was $117,652, compared to net income of $267,563 for the same period in 2025. This is a decrease of net loss of $385,215 and was largely the result of decreased sales.

Medical Device Products.

For the three months ended March 31, 2026 we had sale of product in the Medical Device Products segment of $89,113 compared to $52,630 for the same period ending March 31, 2025. This represents an increase in sales of $36,483, or approximately 69%.

Cost of product for our Medical Device Products segment for the three months ended March 31, 2026, was $46,762, as compared to $47,353 for the same period in 2025. The decrease in cost of product in the period-to-period comparison of $591, or 1%, was due to sales of higher margin products during the three-month period ended March 31, 2026 compared to the same period in 2025. Gross profit for our Medical Device Products segment for the three months ended March 31, 2026 was $42,351 compared to $5,277 for the same period in 2025. This is an increase in gross profit of $37,074, or approximately 703%.

Sale of product includes distribution of various third-party products. We plan to commercialize additional third-party medical devices and accessories related to the radiopharmaceutical and theranostics spaces and provide engineering, installation, and preventative maintenance and services related to those medical devices. We are also in development for our Swirler® and Tru-Fit™ Mouthpiece products which will be under the branding of RadVent. These products are based on assets and intellectual property rights we acquired previously from AMICI, Inc. Due to the impact of tariff issues, we expect these RadVent products to release in Q3 2026. We are also continuing the development of our EasyFill Iodine Encapsulation System.

Operating costs and expenses for this segment for the three months ended March 31, 2026 were $205,945 compared to $181,669 in the same period in 2025.

This increase in operating expenses of $24,276 for the three months ended March 31, 2026 was due to increased research and development related to the startup of this new business segment.

Net loss for this segment for the three months ended March 31, 2026 was $163,594, compared to net loss of $181,669 for the same period in 2025. This is an increase in net loss of $18,075 due to the increased development activity in the segment.

Fluorine Products.

For the three months ended March 31, 2026 and the three months ended March 31, 2025, we had no sales and cost of product in our Fluorine Products segment.

During the three months ended March 31, 2026, we incurred $31,384 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $26,159 for the same periods in 2025.

During the three months ended March 31, 2026 and 2025 we received $30,000 in extension payments related to the DUF6 Asset Sale, which was terminated in February as described in more detail above. These payments were included in Other Income on our Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2026, we had cash and cash equivalents of $1,347,394 as compared to $1,695,158 at December 31, 2025. This is a decrease of $347,764 or approximately 21% was largely due to increased net loss and purchases of property, plant, and equipment. For the three months ended March 31, 2026, net cash used in operating activities was $72,442 and for the three months ended March 31, 2025, net cash used in operating activities was $5,119. The increase in cash used in operating activities was a result of an increase in net loss in the three months ended March 31, 2026.

Inventories at March 31, 2026 totaled $831,943, and inventories at December 31, 2025 totaled $875,449. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Calibration & Reference Products, and Medical Device Products segments.

Cash used in investing activities was $205,175 for the three months ended March 31, 2026, and cash used in investing activities was $128,881 for the same period in 2025. The cash used in both periods was for the purchase of equipment.

Cash used in financing activities was $56,837 during the three months ended March 31, 2026, and cash used in financing activities for the same period in 2025 was $150,591. During the three months ended March 31, 2026, cash paid for interest was $43,800 as compared to cash paid for interest of $39,954 for the same three-month period in 2025. Additionally, during the three months ended March 31, 2026, we received $9,446 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $3,894 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in the three months ended March 31, 2025. During the three months ended March 31, 2026, principal payments on notes payable were $66,283, as compared to $200,000 for the same period in 2025.

In February 2026, we declared our annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 573,570 shares of common stock in lieu of a dividend payment of 48,180. $39,300 of dividend payable was settled with cash. $156,300 in dividends will be settled in the second quarter of 2026.

Total decrease in cash for the three months ended March 31, 2026, was $334,454 compared to a cash decrease of $284,591 for the same period in 2025.

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

Debt

In December 2013, we entered into a promissory note agreement with the chairman of our board of directors at the time and one of our major shareholders, pursuant to which we borrowed $500,000 (the “2013 Promissory Note”). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuant to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the sale of all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources, LLC (DUF6 Asset Sale), (iii) if reasonably possible, to reinstate a security provision against our Sodium iodide abbreviated new drug application (“ANDA”) and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At March 31, 2026, accrued interest payable on the 2013 Promissory Note was $369,234.

In April 2018, we borrowed $120,000 from our chief executive officer and the current chairman of our board of directors (“Chairman”) through an affiliated entity pursuant to a promissory note (the “2018 Promissory Note”). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2018 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At March 31, 2026, accrued interest on the 2018 Promissory Note totaled $57,170.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our chief executive officer, Chairman, former Chairman, and one of our major shareholders pursuant to a promissory note (the “2019 Promissory Note”). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2019 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At March 31, 2026, the accrued interest on the 2019 Promissory Note totaled $249,131.

In June 2023, we executed an asset purchase agreement with AMICI, Inc. for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, we entered a promissory note to AMICI, Inc. with a principal amount of $558,593. According to the terms of the note, we made an initial cash payment of $100,000 into escrow, issued the seller $25,000 in shares of the Company’s common stock, and paid the seller $6,493 in a closing cash reimbursement payment. For the remaining principal balance of the promissory note of $427,100, we are required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due was not subject to interest until the 25th month after the anniversary of the closing of the transaction. At March 31, 2026, the balance of this promissory note was $97,100.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2026, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal matters is found in Note 7, “Commitments and Contingencies”, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below:

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

Starting in January 2024, there has been a continuing global outage of gadolinium-153, a key isotope for our Calibration & Reference Products segment. We are working on establishing new suppliers and believe that we will be able to have supply restored by the end of 2026; however. if we are unable to do so, we would experience a loss of revenue in the Calibration & Reference Products segment.

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

To our knowledge and based upon review of FDA publications, we are the only domestic-based manufacturer of finished cobalt-60 sources and are sole-sourcing cobalt-60 from the Idaho National Lab (“INL”), located less than 60 miles from our facility. We work through the U.S. Department of Energy’s (“DOE”) National Isotope Development Center and the Office of Science and INL to coordinate manufacturing and delivery schedules. There are known risks related to the DOE supply chain including:

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

In April 2025, an FDA inspection at our Idaho Falls facility resulted in an Official Action Indicated ("OAI"). RNX has developed and implemented corrective actions and submitted our 15-day, 90-day, and 180-day, 270-day, and subsequently submitted our 1-year updates. Upon the completion of our corrective actions, we will submit to the FDA and will request a reinspection of the facilities. There is a risk of additional action by the FDA up to and including a manufacturing and distribution hold or a warning letter. RNX continues to manufacture and distribute during the on-going corrective action implementation, and we believe we are on a pathway to implement and finalize our corrective actions within Q2 of 2026, and without any adverse effect on our business, results of operations and financial condition. While we believe that our corrective actions in response to the OAI will be deemed satisfactory, there can be no assurance that the FDA will not require additional corrective actions or take further actions as listed above.

In the three months ended March 31, 2026, we had two product recalls. Both recalls are being conducted with the knowledge of the FDA. The first was a voluntary recall of our Generic Sodium Iodide I-131 due to the discovery of septum in our finished product vials on January 26, 2026. We had recently been approved by the FDA to implement new septum for our finished products, with this change we discovered the septum did not perform equivalent to our previous testing and validation. The impact from this recall was limited to that first batch. The second recall was on February 19, 2026. We discovered during an internal review that specific lots of our Dibasic Sodium Phosphate Capsules that may be provided with our Generic Sodium Iodide I-131 kits manufactured between 2022 and 2025 were out of specification for final capsule weight. We initiated a voluntary recall of specific lots of our Dibasic Sodium Phosphate Capsules shipped between August 19, 2024 to February 17, 2026. We notified affected pharmacies, clinics, and veterinarians of the voluntary recall. We continue to provide Generic Sodium Iodide I-131, which was not impacted, to the majority of our customers

We may be subject to NRC license enforcement actions.

We are subject to ongoing NRC regulations, including complying with the NRC’s current Code of Federal Regulations (CFR) requirements, and are subject to regular inspections of our facilities. The NRC may take enforcement action in the event that we are found to be in violation of NRC regulations or in violation of any of our license requirements. Consequences of violations depend upon the severity of the violations as well as the adequacy and timeliness of corrective actions implemented by the licensee to investigate and correct the cause of the violation and to prevent reoccurrence. The NRC has discretionary authority in the action they choose to take against license violations, but these actions can include civil penalties and restrictions upon licensee operations or license suspension. The imposition of any such penalties and/or restrictions upon our operations or suspension of our license could have a material adverse effect on our financial condition and results of operations. In 2025 we entered into a settlement agreement with the NRC related to our 2022 asset sale and sublease to Pharmalogic, and such settlement carried no fines, penalties or violations. However, we will have to commit to various non-material administrative tasks as a license condition for a 36-month period, starting on September 30th, 2025. We do not anticipate any material costs from the settlement, however our strict adherence to the confirmatory orders is required through the 36-month period and any violation way bring NRC action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 20, 2026	Radnostix Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer