Form 10-Q
period 2026-06-30
RADNOSTIX INC
filed 2026-08-12
CIK 1038277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the number of shares of common stock, $0.01 par value, outstanding was 529,154,204.

RADNOSTIX INC.

FORM 10-Q

For The Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADNOSTIX INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,196,492	$1,695,158
Accounts receivable, net	1,249,964	1,418,235
Inventories	644,519	875,449
Prepaids and other current assets	428,085	636,491
Total current assets	3,519,060	4,625,333

Long-term assets
Restricted cash	1,519,027	1,492,227
Property, plant and equipment, net	3,783,304	3,689,895
Capitalized lease disposal costs, net	565,522	590,110
Operating lease right-of-use asset	2,747,255	2,846,143
Goodwill	1,384,255	1,384,255
Patents and other intangibles, net	3,127,750	3,208,669
Total long-term assets	13,127,113	13,211,299
Total assets	$16,646,173	$17,836,632

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,855,111	$1,530,869
Accrued liabilities	1,650,514	1,704,431
Unearned revenue	380,810	388,931
Current portion of operating lease right-of-use liability	194,761	186,986
Current installments of notes payable	111,401	162,715
Total current liabilities	4,192,597	3,973,932

Long-term liabilities
Related party notes payable	2,120,000	1,620,000
Notes payable, net of current portion	101,895	148,981
Asset retirement obligation	1,656,614	1,618,467
Operating lease right-of-use liability, net of current portion	2,619,810	2,719,505
Mandatorily redeemable convertible preferred stock	4,063,000	4,063,000
Total long-term liabilities	10,561,319	10,169,953
Total liabilities	14,753,916	14,143,885

Commitments and contingencies (see Note 7)

Stockholders' equity
Common stock, $0.01 par value; 750,000,000 shares authorized; 529,154,204 and 528,209,538 shares issued and outstanding, respectively	5,291,542	5,282,095
Additional paid in capital	127,060,085	126,639,939
Accumulated deficit	(130,459,370)	(128,229,287)
Total equity	1,892,257	3,692,747
Total liabilities and stockholders' equity	$16,646,173	$17,836,632

See accompanying notes to unaudited condensed consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Sale of product	$2,671,785	$3,655,320	$5,050,709	$6,894,220
Cost of product	1,312,550	1,513,761	2,540,526	2,720,624
Gross profit	1,359,235	2,141,559	2,510,183	4,173,596

Operating costs and expenses:
Salaries and contract labor	1,180,904	1,088,832	2,478,521	2,208,158
General, administrative, and consulting	897,806	1,084,907	1,912,041	1,955,931
Research and development	114,774	102,661	263,902	209,364
Total operating expenses	2,193,484	2,276,400	4,654,464	4,373,453

Net operating loss	(834,249)	(134,841)	(2,144,281)	(199,857)

Other income (expense):
Other income	21,821	38,095	54,296	52,444
Interest income	14,441	18,768	28,781	40,592
Interest expense	(84,010)	(82,807)	(168,879)	(166,658)
Total other expense	(47,748)	(25,944)	(85,802)	(73,622)
Net loss	$(881,997)	$(160,785)	$(2,230,083)	$(273,479)

Net loss per common share - basic:	$—	$—	$—	$—
Net loss per common share - diluted:	$—	$—	$—	$—

Weighted average common shares outstanding - basic	529,115,272	527,355,415	528,787,373	525,718,720
Weighted average common shares outstanding - diluted	529,115,272	527,355,415	528,787,373	525,718,720

See accompanying notes to unaudited condensed consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,230,083)	$(273,479)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	217,273	198,982
Accretion of obligation for lease disposal costs	38,147	36,410
Equity based compensation	363,704	65,797
Bad Debt Expense	20,887	—
Right-of-use asset changes, net	6,968	(2,239)
Changes in operating assets and liabilities:
Accounts receivable	147,384	(211,559)
Inventories	230,930	150,351
Prepaids and other current assets	208,406	386,046
Accounts payable and accrued liabilities	318,505	(95,362)
Unearned revenues	(8,121)	55,499
Net cash (used in) provided by operating activities	(686,000)	310,446

Cash flows from investing activities:
Purchase of property, plant and equipment	(205,175)	(190,374)
Net cash used in investing activities	(205,175)	(190,374)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	17,709	10,896
Proceeds from the issuance of notes payable	500,000	45,515
Principal payments on notes payable	(98,400)	(232,012)
Net cash provided by (used in) financing activities	419,309	(175,601)

Net decrease in cash, cash equivalents, and restricted cash	(471,866)	(55,529)
Cash, cash equivalents, and restricted cash at beginning of period	3,187,385	3,377,233
Cash, cash equivalents, and restricted cash at end of period	$2,715,519	$3,321,704

Supplemental disclosure of cash flow activities:
Cash paid for interest	$45,192	$156,384
Cash paid for income taxes	$—	$66

Supplemental disclosure of noncash financing and investing transactions
Decrease in current installments of notes payable for issuance of stock	$—	$25,000
Increase in operating lease right-of-use asset and right-of-use liability for new lease	$—	$830,720
Decrease in accrued interest and increase in equity for conversion of dividends to stock	$48,180	$90,660

Reconciliation of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is presented in the table below:

	June 30,	June 30,
	2026	2025
Cash and cash equivalents	$1,196,492	$1,859,424
Restricted cash included in long-term assets	1,519,027	1,462,280
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$2,715,519	$3,321,704

See accompanying notes to unaudited condensed consolidated financial statements.

RADNOSTIX INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

Three and Six Months Ended June 30, 2026

(Unaudited)

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2026	528,209,538	$5,282,095	$126,639,939	$(128,229,287)	$3,692,747
Shares issued under employee stock purchase plan	347,245	3,472	14,237	—	17,709
Stock in lieu of dividends on convertible preferred C	573,570	5,736	42,444	—	48,180
Shares issued for exercise of employee stock options	23,851	239	(239)	—	—
Stock based compensation	—	—	363,704	—	363,704
Net loss	—	—	—	(2,230,083)	(2,230,083)
Balance, June 30, 2026	529,154,204	$5,291,542	$127,060,085	$(130,459,370)	$1,892,257

	Common stock
			Additional
	Shares	Common	Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance, April 1, 2026	528,968,316	$5,289,683	$126,934,036	$(129,577,373)	$2,646,346
Shares issued under employee stock purchase plan	162,037	1,620	6,644	—	8,264
Shares issued for exercise of employee stock options	23,851	239	(239)	—	—
Stock based compensation	—	—	119,644	—	119,644
Net loss	—	—	—	(881,997)	(881,997)
Balance, June 30, 2026	529,154,204	$5,291,542	$127,060,085	$(130,459,370)	$1,892,257

RADNOSTIX INC. AND SUBSIDIARIES

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

June 30, 2026

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

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

(2)       Current Developments and Liquidity

Business Condition – Since inception, the Company has incurred substantial losses. During the six months ended June 30, 2026, the Company reported a net loss of $2,230,083 and net cash used in operating activities of $686,000. During the six months ended June 30, 2025, the Company reported net loss of $273,479 and net cash provided by operating activities of $310,446.

During the three and six months ended June 30, 2026, the Company (a) continued its focus on its four core business segments which consist of its Theranostics Products (previously called Radiochemical Products), Calibration & Reference Products (previously called Nuclear Medicine Standards), Cobalt Products, and the start-up of its Medical Device segment, which includes assets purchased from AMICI, Inc. (AMICI) in 2023, investing in the development of an EasyFill Iodine Encapsulation System, and development of the radiation sensing assets purchased from Lucerno Dynamics, LLC (Lucerno) on June 25, 2026.

The Company holds a Nuclear Regulatory Commission (NRC) construction and operating license for the depleted uranium facility in, as well as the property agreement with, Lea County, New Mexico, where the plant is intended to be constructed. The NRC license for the de-conversion facility is a forty (40) year operating license and is the first commercial license of this type issued in the United States. On March 11, 2026, the Company executed a mutual termination of an asset purchase agreement ("DUF6 Asset Sale") dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources ("AFR"). AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by March 31, 2026 (the “Outside Date”) in order to meet the Condition to Seller’s Obligations as defined in the DUF6 Asset Sale. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA. Proceeds from this sale would have been $12.5 million in total. The Company decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we had entered the DUF6 Asset Sale and it had low confidence that AFR would have been able to secure funding to close the deal by the requested extension date. The Company is actively working towards monetizing the NRC license.

The Company expects that cash from operations, the availability of equity or debt financing, possible asset sales, and its current cash balance will be sufficient to fund operations for the next twelve months. Future liquidity and capital funding requirements will depend on numerous factors, including commercial relationships, technological developments, market factors, available credit, and management of redeemable convertible preferred stock. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

(3)       Net Income (Loss) Per Common Share - Basic and Diluted

For the three and six months ended June 30, 2026, the Company had 25,437,500 stock options outstanding, 40,500,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C redeemable convertible preferred stock (Series C Preferred Stock), each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

For the three and six months ended June 30, 2025, the Company had 26,662,500 stock options outstanding, 3,000,000 restricted stock units outstanding, and 4,063 outstanding shares of Series C Preferred Stock, each of which were not included in the computation of diluted income (loss) per common share because they would be anti-dilutive.

The table below shows the calculation of diluted shares:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	529,115,272	527,355,415	528,787,373	525,718,720

Effects of dilutive shares
Stock Options	—	—	—	—
Series C Preferred Stock	—	—	—	—
Weighted average common shares outstanding - diluted	529,115,272	527,355,415	528,787,373	525,718,720

The table below summarizes common stock equivalents outstanding at June 30, 2026 and June 30, 2025:

	June 30,
	2026	2025
Stock options	25,437,500	26,662,500
Restricted Stock Units	40,500,000	3,000,000
Shares of Series C Preferred Stock	40,630,000	40,630,000
	106,567,500	70,292,500

(4)       Investment and Business Consolidation

In June 2023, the Company acquired several medical devices with related assets and intellectual property rights from AMICI. In January 2025, the parties amended the Asset Purchase Agreement whereby the Company received additional product rights and related assets to make up for a shortfall by AMICI in deliverable assets originally contemplated in the Asset Purchase Agreement. The Company has been working on start-up of manufacturing, which has been delayed due to the shortfall in original assets, and which is now expected to begin in Q1 2027.

On June 3, 2024, the Company entered into a Strategic Development and Distribution Agreement with Alpha Nuclide Inc for the rights to manufacture and distribute the Company’s Theranostics Products and Nuclear Medicine Products in mainland China as part of a 50/50 joint Venture between the Company and Alpha Nuclides. The parties have already begun with the distribution of the Company’s Calibration & Reference Products in China as part of phase I of the strategic alliance, with further planned milestones for the establishment of a joint venture to register the Company’s Calibration & Reference Products with the CFDA for local manufacturing and distribution. The parties intend to manufacture and distribute the products from Alpha Nuclide's Jiaxing facility, which Alpha Nuclides is responsible for establishing. The parties also intend to enter into a supply agreement for raw material isotopes to be supplied from Alpha Nuclide to the Company to be used in the Company’s manufacturing process at the Company’s Idaho Falls, Idaho facility.

On August 6, 2024, the Company entered into a joint venture agreement with Phantech LLC to form PhanQual. PhanQual will leverage RNX’s and Phantech’s technologies, facilities, experience, and global network to design, manufacture, and distribute sealed sources, including adapting Phantech's patented and cutting-edge fillable calibration source technology, into sealed source calibration devices to better serve the R&D and theranostics community. Additionally, RadQual will globally distribute Phantech’s entire portfolio of fillable sources through RadQual’s global network of distributors. PhanQual’s revenues and operations are running through RadQual and are included in our Calibration & Reference Products segment.

On June 25, 2026 the Company entered into an Asset Purchase Agreement with Lucerno Dynamics, LLC for certain assets related to the Lara System technology platform and the Ellexa Explorer Software, and all related accessories, parts, consumables, equipment, software, regulatory approval, intellectual property, and hardware associated with these systems. The Company is currently working on asset transfers and registrations related to the sale. These assets will be part of our Medical Devices segment. The acquired IP carries additional applications in radiation detection, such as uptake, dosimetry, quantification, and integration into auto-infusion drug delivery systems, which the Company currently plans to explore the feasibility of developing and commercializing such IP.

(5)       Stockholders’ Equity, Options, and Warrants

Employee Stock Purchase Plan

The Company has an employee stock purchase plan pursuant to which employees of the Company may participate to purchase shares of common stock at a discount. During the six months ended June 30, 2026 and 2025, the Company issued 347,245 and 427,305 shares of common stock, respectively, to employees under the employee stock purchase plan for proceeds of $17,709 and $10,896, respectively. As of  June 30, 2026, 861,849 shares of common stock remain available for issuance under the employee stock purchase plan.

Stock-Based Compensation Plans

2015 Incentive Plan - On July 14, 2025, the Company's 2015 Incentive Plan (the “2015 Plan”) expired. As of  June 30, 2026, there are 25,437,500 outstanding stock options and 3,000,000 outstanding RSUs that were issued under the 2015 Plan.

2026 Incentive Plan - On July 16, 2026, the Company's shareholders approved the Radnostix 2026 Incentive Plan (the “2026 Plan”). The 2026 Plan makes available for grant 12,000,000 shares. The 2026 Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock- or cash-based awards. The specific terms and conditions of awards, including vesting, performance criteria and settlement, will be determined by the Compensation Committee. The 2026 Plan terminates on July 16, 2036.

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

Option awards outstanding as of  June 30, 2026, and changes during the six months ended June 30, 2026, were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Fixed Options	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2025	25,562,500	$0.05	5.1
Granted	—	—
Exercised	70,000	0.04
Expired	—	—
Forfeited	1,055,000	0.08
Outstanding at June 30, 2026	25,437,500	0.05	4.7	$667,175
Exercisable at June 30, 2026	21,477,500	$0.05	4.1	$547,475

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock on the OTCQB of $0.07 per share on June 30, 2026.

As of  June 30, 2026, there was $28,246 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.69 years.

Total stock-based compensation expense for the six months ended June 30, 2026 and 2025 was $363,704 and $65,797, respectively.

During the six months ended June 30, 2026, the Company did not grant any additional stock options.

Restricted Stock Units outstanding as of  June 30, 2026, and changes during the six months ended June 30, 2026, were as follows:

Non-Vested Restricted Stock Units	Number of restricted stock units	Weighted average grant-date fair value
Outstanding at December 31, 2025	3,000,000	$0.04
Granted	37,500,000	$0.03
Vested and Exercised	—
Forfeited / Cancelled	—
Outstanding at June 30, 2026	40,500,000	$0.03

As of  June 30, 2026, there was $787,230 of unrecognized compensation expense related to Restricted Stock Units ("RSUs") that will be recognized over a weighted-average period of 2.00 years.

On October 10, 2025, the Company granted its CEO 37,500,000 RSUs as part of his new executive employment agreement. These RSUs shall vest upon (i) the Company’s share price being at or above the following levels for 60 consecutive calendar days (“Trigger Date”) and (ii) the earlier of (x) the Company having at least three times the necessary tax withholding amount in available cash or (y) six months following the Trigger Date, vesting as follows: 2,500,000 RSUs will vest at a share price of $0.10; 5,000,000 RSUs will vest at a share price of $0.15; 7,500,000 RSUs will vest at a share price of $0.20; 10,000,000 RSUs will vest at a share price of $0.25; and 12,500,000 RSUs will vest at a share price of $0.30. In the event the CEO is terminated by the Company without cause, all unvested RSUs at such time will immediately vest as of the termination date, and if the CEO is serving in good standing and there is a “change of control” (as defined in the respective RSU award agreements), all unvested RSUs will vest immediately prior to said change of control. The RSUs have a fair value of $1,119,238 as estimated on the date of issue using the Monte Carlo simulation model, which incorporates the probability of achieving the market-based vesting conditions. Key assumptions used in the valuation included a risk-free interest rate of 3.6%, expected volatility of 80.65%, expected term of 1.58 to 2.87 years, and a dividend yield of 0%. The Company recognized stock-based compensation expense of $114,783 for these RSUs for the three months ending  June 30, 2026. The Company’s CEO chose to delay his 2026 milestone RSU due to the FDA recall and as of July 31, 2026 they have not been redeemed.

Additionally, during the three months ended March 31, 2026, the Company identified an error related to the accounting for these RSUs. Specifically, compensation expense associated with these awards was not recognized in the Company’s consolidated financial statements for the year ended December 31, 2025. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error, both quantitatively and qualitatively, and determined that the impact was not material to the previously issued financial statements for the year ended December 31, 2025, and that correction of the error in the current period is appropriate. As a result, the Company recorded an out-of-period adjustment of approximately $102,441 of stock-based compensation expense during the three months ended March 31, 2026 related to previously unrecorded stock-based compensation expense. The recognition of this expense increased operating expenses and net loss for the current period. The Company has evaluated the impact of this adjustment on prior interim periods and determined that no restatement of previously issued financial statements is required. The Company recognized stock-based compensation expense of $332,008 for these RSUs for the six months ending  June 30, 2026.

Preferred Stock

At June 30, 2026, there were 4,063 total shares of the Series C Preferred Stock outstanding. The Series C Preferred Stock are convertible at the option of the investors at any time into shares of the Company's common stock at an initial conversion price equal to $0.10 per share, subject to adjustment. At any time after February 17, 2019, if the volume-weighted average closing price of the Company’s common stock over a period of 90 consecutive trading days is greater than $0.25 per share, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the original purchase price per share ($1,000) plus any accrued and unpaid dividends, payable in shares of common stock. All outstanding shares of Series C Preferred Stock were to be redeemed by the Company on February 17, 2022 at the original purchase price per share, payable in cash or shares of common stock, at the option of the holder. In February 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2023. In December 2022, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2025. In September 2024, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2027. In May 2026, based on approval of a majority of the Preferred C Holders, the Company extended the redemption date of the Series C Preferred Stock to February 17, 2028. Holders of Series C Preferred Stock do not have any voting rights, except as required by law and in connection with certain events as set forth in the Statement of Designation of the Series C Preferred Stock.

During the six months ended June 30, 2026 and 2025, dividends due to holders of the Series C Preferred Stock totaled $243,780. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. For the six months ended June 30, 2026 and 2025, the Company issued an aggregate of 573,570 and 1,743,457 shares of common stock in lieu of dividend payments of $48,180 and $90,660, respectively, with dividend payments settled in cash of $39,300 and $153,120, respectively. The remaining balance of $156,300 that is outstanding as of June 30, 2026 will be settled in the third quarter of 2026.

(6)        Debt

In December 2013, the Company entered into a promissory note agreement with its then Chairman of the Board and one of our major shareholders, pursuant to which we borrowed $500,000 (the 2013 Promissory Note) which has a current maturity date of March 31, 2031. The 2013 Promissory Note is unsecured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders could settle any or all of the principal and accrued interest with shares of our common stock. Between 2014 and 2024, the 2013 Promissory Note was modified to extend the maturity date five times with the fifth modification extending the maturity date to March 31, 2026. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. On June 30, 2026, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2031, add a voluntary lender conversion right at $0.07 per share of the Company's common stock, and add a Company forced-conversion right exercisable up thirty (30) consecutive Trading Day at or above a VWAP of $0.12 per share. At June 30, 2026, accrued interest payable on the 2013 Promissory Note was $376,734.

In April 2018, the Company borrowed $120,000 from its then Chief Executive Officer and Chairman of the Board pursuant to a promissory note (the 2018 Promissory Note) which has a current maturity date of March 31, 2031. The 2018 Promissory Note accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. The 2018 Promissory Note was originally unsecured and originally matured on August 1, 2018. At any time, lenders could settle any or all of the principal and accrued interest with shares of our common stock. Between 2014 and 2024, the 2013 Promissory Note was modified to extend the maturity date six times with the sixth modification extending the maturity date to March 31, 2026. In August 2025, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. On June 30, 2026, the 2018 Promissory Note was modified to extend the maturity date to March 31, 2031, add a voluntary lender conversion right at $0.07 per share of the Company's common stock, and add a Company forced-conversion right exercisable up thirty (30) consecutive Trading Day at or above a VWAP of $0.12 per share. At June 30, 2026, accrued interest on the 2018 Promissory Note totaled $58,970.

In December 2019 and February 2020, the Company borrowed an aggregate of $1,000,000 from four of the Company’s major shareholders pursuant to a promissory note (the 2019 Promissory Note) which has a current maturity date of March 31, 2031. The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders could settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2026, with all remaining terms unchanged. In August 2025, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2028, with all remaining terms unchanged. On June 30, 2026, the 2019 Promissory Note was modified to extend the maturity date to March 31, 2031, add a voluntary lender conversion right at $0.07 per share of the Company's common stock, and add a Company forced-conversion right exercisable up thirty (30) consecutive Trading Day at or above a VWAP of $0.12 per share. At June 30, 2026, the accrued interest on the 2019 Promissory Note totaled $259,130.

In June  2026, the Company borrowed $500,000 from Kershner Grosso & Co., which is managed by the Company's Chairman of the Board (the 2026 Promissory Note).
The 2026 Promissory Note has a maturity date of June 30,  2031 with an interest rate of 5% per annum, and such interest shall be calculated and paid annually on each anniversary date of the Signing Date. For the first two years of the Note, the Company may elect to pay interest either in cash or in kind. However, following the two-year period, interest on the outstanding principal shall be payable only in cash to the Lender. The Lender has the right to convert the Note at any time to shares of Common Stock at a conversion price of $0.07, rounded down to the nearest share. Beginning six months after the Signing Date, the Company may call the outstanding Note, plus accrued interest, for conversion into Common Stock, so long as the volume weighted-average closing price of the Company stock over a 30 day period is greater than $0.12 per share.

In June 2023, the Company executed an asset purchase agreement with AMICI, Inc. for the purchase of medical devices and related assets and intellectual property rights. In connection with the asset purchase agreement, the Company issued a promissory note to AMICI, Inc. with a principal amount of $558,593. According to the terms of the note, the Company made an initial cash payment of $100,000 into escrow, issued the seller $25,000 in shares of the Company’s common stock, and paid the seller $6,493 in a closing cash reimbursement payment. For the remaining principal balance of the promissory note of $427,100, the Company is required to pay the seller a minimum of $10,000 per month for a period of 45 months. The amount due was not subject to interest until the 25th month after the anniversary of the closing of the transaction. At June 30, 2026, the balance of this promissory note was $67,100.

(7)       Commitments and Contingencies

Dependence on Third Parties

Sales to the Company’s top three customers for the six months ended June 30, 2026 and  June 30, 2025 were approximately 24% and 32% of its total gross revenue respectively. The Company is making efforts to reduce its dependency on a small number of customers by expanding both domestic and foreign. Approximately 9% and 18% of the Company's total gross revenue was from sales from a single customer as part of our Theranostics Products segment.

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

Sales of our most predominant Theranostics Products are dependent upon a few key suppliers. An interruption in production by any of these individual suppliers could have an immediate negative impact upon Theranostics Products sales until material could be purchased from alternate suppliers including obtaining regulatory approval to use material from alternative suppliers if necessary. During multiple weeks in 2025, the Company experienced low quantities or complete outages for our key raw material supplier which resulted in an estimated $500,000 in lost sales for the year. The Company has secured other suppliers and continues to search for additional means to produce and procure certain critical isotopes.

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

Contingencies

Because all the Company’s business segments involve the handling or use of radioactive material, the Company is required to have an operating license from the NRC and specially trained staff to handle these materials. The Company has amended this operating license numerous times to increase the amount of material permitted within the Company’s facility. Although this license does not currently restrict the volume of business operations performed or projected to be performed in the upcoming year, additional processing capabilities and license amendments could be implemented that would permit the processing of other reactor-produced radioisotopes by the Company. The financial assurance required by the NRC to support this license has been provided for with a surety bond held with Swiss Re Corporate Solutions Premier Insurance Corporation which is supported by a restricted money market account held with Merrill Lynch. At  June 30, 2026, the balance of this account was $1,519,027.

(8)      Revenue Recognition

Revenue from Product Sales

The Company’s revenue consists primarily of distribution of theranostics including sodium iodide I-131 drug product, calibration and reference standards manufactured for use in the nuclear medicine industry, and cobalt source manufacturing. With the exception of certain unique products, the Company’s normal operating cycle is considered to be one year. Due to the time required to produce some cobalt products, the Company’s operating cycle for those products can be two to three years. Accordingly, preliminary payments received on cobalt contracts where shipment has not taken place have been recorded as unearned revenue on the Company’s condensed consolidated balance sheets and classified under current or long-term liabilities, depending upon estimated ship dates. For the six months ended June 30, 2026, the Company reported current unearned revenue of $380,810. For the period ended December 31, 2025, the Company reported current unearned revenue of $388,931. These unearned revenues will be recognized as revenue in the periods during which the cobalt shipments take place.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.  As of  June 30, 2026, and December 31, 2025, accounts receivable totaled $1,249,964 and $1,418,235, respectively.  For the six months ended June 30, 2026, the Company recorded an Allowance for Doubtful Accounts of $13,000, but did not incur material impairment losses with respect to its receivables.

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

In January 2025, the Company entered into a new operating lease agreement for a second facility across the street from its main headquarters. The initial term of the lease is five years, ending December 2029 and includes the option to extend the lease for two additional terms of five years each. The monthly lease rate increases annually by 3% each year. The Company has the right of first refusal on this property that allows it to match any offer to purchase this property. The Company recorded an operating lease right-of-use asset and corresponding operating lease right-of-use liability of $830,720 for this lease based on a life of 15 years and incremental borrowing rate of 6.75%. During the six months ended June 30, 2026, the Company has been building out the new facility for future production with an expected startup by the end of 2026.

	Six Months Ended June 30,
	2026	2025
Operating lease costs	$188,730	$187,414
Short-term operating lease costs	6,609	8,408
Financing lease expense:
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Total financing lease expense	—	—
Total lease expense	$195,339	$195,822

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$830,720
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$—

Weighted-average remaining lease term (years) - operating leases	10.4	11.2
Weighted-average remaining lease term (years) - financing leases	—	—
Weighted-average discount rate - operating leases	6.75%	6.75%
Weighted-average discount rate - financing leases	—	—

The future minimum payments under these operating lease agreements are as follows:

	Operating Leases	Financing Leases
2026 (excluding the six-months ended June 30, 2026)	$188,730	$—
2027	380,170	—
2028	382,962	—
2029	385,838	—
2030	388,800	—
Thereafter	2,227,956	—
Total minimum lease obligations	3,954,456	—
Less-amounts representing interest	(1,139,885)	—
Present value of minimum lease obligations	2,814,571	—
Current maturities	(194,761)	—
Lease obligations, net of current maturities	$2,619,810	$—

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

In 2026, the Company has five reportable segments which include: Theranostics Products, Cobalt Products, Calibration & Reference Products, Medical Device Products, and Fluorine Products. Information regarding the operations and assets of these reportable business segments is contained in the following table:

	Three months ended June 30,		Six months ended June 30,
Sale of Product	2026	2025	2026	2025
Theranostics Products	$1,078,127	$1,905,402	$2,475,409	$3,692,456
Cobalt Products	497,670	678,015	507,409	750,465
Calibration & Reference Products	1,055,031	1,013,814	1,937,821	2,340,580
Medical Device Products	40,957	58,089	130,070	110,719
Fluorine Products	—	—	—	—
Total Segments	2,671,785	3,655,320	5,050,709	6,894,220
Corporate revenue	—	—	—	—
Total Consolidated	$2,671,785	$3,655,320	$5,050,709	$6,894,220

	Three months ended June 30,		Six months ended June 30,
Depreciation and Amortization	2026	2025	2026	2025
Theranostics Products	$12,436	$9,895	$24,872	$18,104
Cobalt Products	18,867	16,360	35,967	32,362
Calibration & Reference Products	32,868	31,480	70,606	61,360
Medical Device Products	—	—	—	—
Fluorine Products	28,970	26,095	57,940	52,190
Total Segments	93,141	83,830	189,385	164,016
Corporate depreciation and amortization	13,945	17,207	27,888	34,966
Total Consolidated	$107,086	$101,037	$217,273	$198,982

	Three months ended June 30,		Six months ended June 30,
Segment Income (Loss)	2026	2025	2026	2025
Theranostics Products	$172,918	$1,009,387	$579,815	$1,886,381
Cobalt Products	63,273	(97,040)	(183,530)	(245,266)
Calibration & Reference Products	(98,799)	(38,387)	(216,451)	229,176
Medical Device Products	(214,080)	(201,305)	(377,675)	(382,974)
Fluorine Products	(32,809)	3,905	(44,193)	(22,254)
Total Segments	(109,497)	676,560	(242,034)	1,465,063
Corporate loss	(772,500)	(837,345)	(1,988,049)	(1,738,542)
Net Loss	$(881,997)	$(160,785)	$(2,230,083)	$(273,479)

	Three months ended June 30,		Six months ended June 30,
Expenditures for Segment Assets	2026	2025	2026	2025
Theranostics Products	$—	$4,046	$49,481	$50,561
Cobalt Products	—	—	110,023	12,835
Calibration & Reference Products	—	57,449	—	75,663
Medical Device Products	—	—	45,671	28,876
Fluorine Products	—	—	—	—
Total Segments	—	61,495	205,175	167,935
Corporate purchases	—	—	—	22,439
Total Consolidated	$—	$61,495	$205,175	$190,374

	June 30,	December 31,
Segment Assets	2026	2025
Theranostics Products	$727,561	$1,115,238
Cobalt Products	216,076	260,960
Calibration & Reference Products	2,964,836	2,896,335
Medical Device Products	922,118	697,503
Fluorine Products	4,741,749	4,771,359
Total Segments	9,572,340	9,741,395
Corporate assets	7,073,833	8,095,237
Total Consolidated	$16,646,173	$17,836,632

(11)        Subsequent Events

On July 16, 2026, the Company's shareholders approved the Radnostix 2026 Incentive Plan (the “2026 Plan”) as part of the Company's Annual Meeting. The 2026 Plan makes available for grant 12,000,000 shares. The 2026 Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock- or cash-based awards. The specific terms and conditions of awards, including vesting, performance criteria and settlement, will be determined by the Compensation Committee. The 2026 Plan terminates on July 16, 2036.

In response to the FDA Form 483 issued in April 2025, the Company completed all planned corrective and preventive actions. A request for inspection closeout was submitted to the FDA on June 19, 2026. In addition, the Company continues to execute initiatives designed to strengthen its Quality Management System, with all actions scheduled for completion in July 2026 completed on time.

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

-

In our Medical Devices segment, we are currently sell various 3rd party products and we are developing our own products for commercial use, including an I-131 encapsulation system, Radvent devices, and the assets acquired from Lucerno Dynamics (the Lara and Ellexa systems).

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

We have explored, and intend to continue to explore, opportunities to further develop cobalt-60 and other high-energy and high-activity products and sales on an ongoing basis, including new suppliers of cobalt-60 and the applications of cobalt-60 in radioisotope thermoelectric generators (RTGs). The production, use, transport, and import/export of these products are all heavily regulated by the NRC and DOT, state and local agencies as well as similar regulatory authorities in territories outside of the United States (i.e., EU, China, Australia, Brazil and Argentina), but we have developed a highly experienced staff of technicians, shipping specialists, and supervisors in order to comply with the regulations and to deliver these products in a cost-effective, timely manner.

We believe that our domestically manufactured products and service offerings provide us with a competitive edge over other foreign cobalt-60 manufacturers.

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

We are currently in development of the EasyFill Iodine Encapsulation System, a robotic lab device to be paired with our Theranostics Products. The EasyFill is still in the developmental stage. We are targeting a Q1 2027 roll out and Q3 2027 commercial ramp up, including additional sales of I-131. In 2023, we entered into an asset purchase agreement with AMICI, Inc. to purchase manufacturing molds, device registrations, trademarks, and all production rights to several AMICI, Inc. medical device and accessory products for lung ventilation; this included the Swirler Radioaerosol System and Tru-Fit mouthpiece products. In January 2025, as part of an amendment to the AMICI, Inc. asset purchase agreement, we received the manufacturing molds, device registrations, trademarks, and all production rights to the AMICI, Inc. line of Xenon System products. These acquired assets from AMICI, Inc. are currently under development and are expected to be released in Q1 2027 to be sold through our RadVent subsidiary. In 2024, our Medical Device segment entered into a distribution and servicing agreement with Scintomics ATT for their complete line of radiosynthesis modules; to date, all of our revenue in the Medical Devices segment comes from the sale of third party products. On June 25, 2026 the Company entered into an Asset Purchase Agreement with Lucerno Dynamics, LLC for certain assets related to the Lara System technology platform and the Ellexa Explorer Software, and all related accessories, parts, consumables, equipment, software, regulatory approval, intellectual property, and hardware associated with these systems. The Company has been working on asset transfers and registrations related to the sale. In addition to revenue from the existing Lara and Ellexa platform, the acquired IP carries additional applications in radiation detection, such as uptake, dosimetry, quantification, and integration into auto-infusion drug delivery systems, which the Company currently plans to explore the feasibility of developing and commercializing such IP.

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

On March 11, 2026, we executed a mutual termination of the DUF6 Asset Sale dated February 8, 2024 to sell all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to AFR. AFR contacted the Company requesting a 1-year extension due to AFR being unable to make payment of the balance of the purchase price by the Outside Date of March 31, 2026 in order to meet the Condition to Seller’s Obligations as defined in the DUF6 Asset Sale. The parties were in the final stages of the NRC consent process and were on the cusp of receiving NRC consent to transfer; however, the parties mutually agreed to withdraw the application and terminate the APA. AFR already made a non-refundable $50,000 prepayment and twelve non-refundable NRC extension fee payments totaling $120,000 and was to pay an additional $12,450,000 at closing. We decided it was in the best interest of the shareholders to regain control of the assets as we believe they have appreciated in value since we had entered the DUF6 Asset Sale, and we had low confidence that AFR would be able to secure funding to close the deal by the requested extension date. We are reviewing all possible options for the DUF6 Plant and related assets. Given the recent boom in nuclear energy and fuel cycle industry and related global investments, the Company actively working towards monetizing the NRC license and related assets.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2026, Compared to the Three and Six Months Ended June 30, 2025

Sale of Product for the three months ended June 30, 2026 was $2,671,785 as compared to $3,655,320 for the same period in 2025, an overall decrease of $983,535, or approximately 27%.

Sale of Product for the six months ended June 30, 2026 was $5,050,709 as compared to $6,894,220 for the same period in 2025, an overall decrease of $1,843,511, or approximately 27%.

This decrease in sales for the three months and six months ended June 30, 2026 , as compared to the same periods in 2025 was the result of lost sales in our Theranostics Products segment due to the effects from two voluntary product recalls during January and February of 2026 as discussed in more detail below and decreased sales in our Cobalt Products segment due to operational shutdown for the rehabilitation of our process hot cells during the three months ended March 31, 2026 along with timing of cobalt projects. For the three months ended June 30, 2026 there was an increase to sales in our Calibration & Reference Products and decrease in sales for our Medical Device Products segment. For the six months ended June 30, 2026 we had a decrease in sales in our Calibration & Reference Products segment and an increase in sales in our Medical Device Products segment, as discussed in more detail below.

The following table presents a period-to-period comparison of total revenue by segment for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30,				Six Months Ended June 30,
Sale of Product	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Theranostics Products	$ 1,078,127	$ 1,905,402	$ (827,275)	(43%)	$ 2,475,409	$ 3,692,456	$ (1,217,047)	(33%)
Cobalt Products	$ 497,670	678,015	(180,345)	(27%)	507,409	750,465	(243,056)	(32%)
Calibration & Reference Products	1,055,031	1,013,814	41,217	4%	1,937,821	2,340,580	(402,759)	(17%)
Medical Device Products	40,957	58,089	(17,132)	(29%)	130,070	110,719	19,351	17%
Fluorine Products	—	—	—	—%	—	—	—	—%
Total Consolidated Sale of Product	$ 2,671,785	$ 3,655,320	$ (983,535)	(27%)	$ 5,050,709	$ 6,894,220	$ (1,843,511)	(27%)

Cost of product decreased to $1,312,550 for the three months ended June 30, 2026 from $1,513,761 for the same period in 2025. This is a decrease of $201,211, or approximately 13%.

Cost of product decreased to $2,540,526 for the six months ended June 30, 2026 from $2,720,624 for the same period in 2025. This is a decrease of $180,098, or approximately 7%.

The decrease in cost of product for the three months and six months ended June 30, 2026, as compared to the same periods in 2025 was due to decreased sales overall which was partially offset by adjustments for accounting for labor hours beginning in 2026. We evaluated and updated our policies for classifying and recording direct labor hours. The adjustments result in an increased allocation of these labor costs to cost of product. We believe these updates will better reflect costs allocation for our current operations.

Gross profit for the three months ended June 30, 2026 was $1,359,235, compared to $2,141,559 for the same period in 2025. This represents a decrease in gross profit of $782,324, or approximately 37%, compared to the same period in 2025.

Gross profit for the six months ended June 30, 2026 was $2,510,183, compared to $4,173,596 for the same period in 2025. This represents a decrease in gross profit of $1,663,413, or approximately 40%, compared to the same period in 2025.

The decreases in cost of product for the three months and six months ended June 30, 2026, as compared to the same periods in 2025 is due to decreased sales of product and increases to cost of product.

The following table presents cost of product and gross profit data for each of our business segments for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three		For the Three		For the Six		For the Six
	Months Ended	% of	Months Ended	% of	Months Ended	% of	Months Ended	% of
	June 30,	Total Sales	June 30,	Total Sales	June 30,	Total Sales	June 30,	Total Sales
	2026	2026	2025	2025	2026	2026	2025	2025
Total Sale of Product	$ 2,671,785		$ 3,655,320		$ 5,050,709		$ 6,894,220
Cost of Product
Theranostics Products	$ 450,522	17%	$ 504,832	14%	$ 1,008,786	20%	$ 1,010,000	15%
Cobalt Products	205,236	8%	432,727	12%	281,391	6%	471,599	7%
Calibration & Reference Products	621,073	23%	529,354	14%	1,167,868	23%	1,144,824	17%
Medical Device Products	35,719	1%	46,848	1%	82,481	2%	94,201	1%
Fluorine Products	—	—%	—	—%	—	—%	—	—%
Total Cost of Product	$ 1,312,550	49%	$ 1,513,761	41%	$ 2,540,526	50%	$ 2,720,624	39%

Gross Profit	$ 1,359,235		$ 2,141,559		$ 2,510,183		$ 4,173,596
Gross Profit %	51%		59%		50%		61%

For the three months ended June 30, 2026, total operating costs and expenses in all segments decreased approximately 4% to $2,193,484 from $2,276,400 for the same period in 2025. This decrease of $82,916 in the three months ended June 30, 2026 was due to decreased General, Administrative, and Consulting expenses due to decreases in waste expenses for our Cobalt Products segment, partially offset by increased Salaries and Contract Labor expenses due to increases in stock-based compensation expense and increased Research and Development expenses due to increased development activity in our Medical Device Products segment.

For the six months ended June 30, 2026, total operating costs and expenses in all segments increased approximately 6% to $4,654,464 from $4,373,453 for the same period in 2025. This increase of $281,011 in the six months ended June 30, 2026 was due to increased Salaries and Contract Labor expenses due to increases in stock-based compensation expense, which included an out-of-period adjustment of $102,441 in Q1 2026, and increased Research and Development expenses due to increased development activity in our Medical Device Products segment. These increases were partially offset by decreased General, Administrative, and Consulting expenses due to decreases in waste expenses for our Cobalt Products segment.

The following table presents a comparison of total operating expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six Months Ended June 30,
Operating Costs and Expenses:	2026	2025	% change	$ change	2026	2025	% change	$ change
Salaries and Contract Labor	$ 1,180,904	$ 1,088,832	8%	$ 92,072	$ 2,478,521	$ 2,208,158	12%	$ 270,363
General, Administrative and Consulting	897,806	1,084,907	(17%)	(187,101)	1,912,041	1,955,931	(2%)	(43,890)
Research and Development	114,774	102,661	12%	12,113	263,902	209,364	26%	54,538
Total operating expenses	$ 2,193,484	$ 2,276,400	(4%)	$ (82,916)	$ 4,654,464	$ 4,373,453	6%	$ 281,011

Other income was $21,821 for the three months ended June 30, 2026 as compared to other income $38,095 for the same period in 2025. This is a decrease of $16,274, or approximately 43%. Other income was $54,296 for the six months ended June 30, 2026 as compared to other income $52,444 for the same period in 2025. This is an increase of $1,852, or approximately 4%. The differences in both the three months and six months ended June 30, 2026 as compared to the same periods in 2025 were due to timing of extension payments from April 2025 through March 2026 as part of the Flourine Products Asset Sale.

Interest expense for the three months ended June 30, 2026 was $84,010, compared to $82,807 for the same period in 2025. This is an increase of $1,203, or approximately 1%. Interest expense for the six months ended June 30, 2026 was $168,879, compared to $166,658 for the same period in 2025. This is an increase of $2,221, or approximately 1%.

Interest expense includes dividends accrued on our Series C Preferred Stock. As discussed below, we issued Series C Preferred Stock in February 2017 and May 2017. For the three months ended June 30, 2026 and 2025, we accrued dividends payable of $60,945 for both periods, which have been recorded as interest expense. For the six months ended June 30, 2026 and 2025 we accrued dividends of $121,890 for both periods. See Note 6 “Debt” to our unaudited consolidated financial statements in this Quarterly Report for additional information about our indebtedness and the associated interest expense.

We had a net loss of $881,997 for the three months ended June 30, 2026 compared to net loss of $160,785 for the same period in 2025. This increase in net loss of $721,212 for the quarter was the result of lost sales in our Theranostics Products due to the effects from two voluntary product recalls during January and February of 2026 as discussed in more detail below, decreased sales in our Cobalt Products segment due to timing of projects. This was partially offset by increased sales in our Calibration & Reference Products. The increase in net loss was partially offset by decreased operating expenses.

We had a net loss of $2,230,083 for the six months ended June 30, 2026 compared to net loss of $273,479 for the same period in 2025. This increase in net loss of $1,956,604 for the period ended was also the result of lost sales in our Theranostics Products due to the effects from two voluntary product recalls during January and February of 2026 as discussed in more detail below, decreased sales in our Cobalt Products segment due to the rehabilitation of our process hot cells during the period and timing of cobalt source projects, and decreased sales in our Calibration & Reference Products. Additionally, the increase in net loss was due to increased operating expenses resulting from increased Salaries and Contract Labor expenses from increases in stock-based compensation expense, which included an out-of-period adjustment of $102,441, and increased Research and Development expenses due to increased development activity in our Medical Device Products segment. This was partially offset by decreased General, Administrative, and Consulting expenses due to decreases in waste expenses for our Cobalt Products segment.

Theranostics Products.

Sales of Theranostics Products for the three months ended June 30, 2026 were $1,078,127, compared to $1,905,402 for the same period in 2025. This is a decrease of $827,275, or approximately 43% during the three months ended June 30, 2026.

Sales of Theranostics Products for the six months ended June 30, 2026 were $2,475,409, compared to $3,692,456 for the same period in 2025. This is a decrease of $1,217,047, or approximately 33% during the six months ended June 30, 2026.

The decreases in sales during the three months and six months ended June 30, 2026, as compared to the same periods in 2025, were largely due to two voluntary recalls: The first was a voluntary recall of our Generic Sodium Iodide I-131 due to the discovery of septum in our finished product vials on January 26, 2026. We had recently been approved by the FDA to implement new septum for our finished products, with this change we discovered the septum did not perform equivalent to our previous testing and validation. The impact from this recall was limited to that first batch and resulted in $60,000 of lost revenue. The second voluntary recall was due to the finished specifications of Dibasic Sodium Phosphate Capsules. On February 19, 2026, the Company, which is a manufacturer of its Generic Sodium Iodide I-131, discovered during an internal review that specific lots of our Dibasic Sodium Phosphate Capsules that may be provided with our Generic Sodium Iodide I-131 kits manufactured between 2022 and 2025 were out of specification for final capsule weight. We initiated a voluntary recall of specific lots of our Dibasic Sodium Phosphate Capsules shipped between August 19, 2024 to February 17, 2026 and a Field Alert Report for the expired lots from 2021 to 2024. We notified affected pharmacies, clinics, and veterinarians of the voluntary recall. We issued customer credits of approximately $50,000 in the first quarter of 2026 related to refunds to certain customers. We wrote off our impaired capsule inventory of approximately $75,000 in the fourth quarter of 2025. We continued to provide Generic Sodium Iodide I-131, which was not impacted. The majority of our customers continued to order this material during the time we had no capsules. For the customers that require capsules with their orders, we lost an estimated $850,000 in revenue during the six months ended June 30, 2026. This includes approximately $625,000 in lost revenue during the three months ended June 30, 2026. We were able to restore our capsule inventory at the end of June 2026. Customer volumes returned and sales were normalized in July 2026. Both recalls have been fully executed. All required documentation was submitted to the FDA in June 2026, and we are awaiting formal closeout of the recall. Our business has not been impacted by the recall beyond the impacts addressed above.

Cost of product for Theranostics Products decreased to $450,522 for the three months ended June 30, 2026, as compared to $504,832 for the same period in 2025. This is a decrease of $54,310, or approximately 11%. Cost of product decreased to $1,008,786 for the six months ended June 30, 2026, as compared to $1,010,000 for the same period in 2025. This is a decrease of $1,214, or less than 1%. The decreases in Cost of Product during the three months and six months ended June 30, 2026, as compared to the same periods in 2025, were the result of decreased sales. This was partially offset by costs associated with the two recalls and by adjustments for accounting for labor hours to all segments that began in 2026 that increased the allocation to Cost of Product as discussed above.

Gross profit of Theranostics Products for the three months ended June 30, 2026 was $627,605, compared to $1,400,570 for the same period in 2025, and gross profit percentage was approximately 58% and 74% for three months ended June 30, 2026 and 2025 respectively. Gross profit for the six months ended June 30, 2026 was $1,466,623, compared to $2,682,456 for the same period in 2025, and gross profit percentage was approximately 59% and 73% for six months ended June 30, 2026 and 2025 respectively.

Operating expenses for this segment increased to $454,687 for the three months ended June 30, 2026, compared to $391,183 for the same period in 2025. Operating expenses for this segment increased to $886,808 for the six months ended June 30, 2026, compared to $796,075 for the same period in 2025. This in an increase in operating expenses of $90,733, or approximately 11%. Increases in operating expenses for the three months and six months ended June 30, 2026, as compared to the same periods in 2025, were due to increased license and permit expense, increased research and development costs, and increased salary and labor costs.

For the three months ended June 30, 2026, this segment reported net income of $172,918 as compared to net income of $1,009,387 for the same period in 2025. This is a decrease in net income of $836,469. For the six months ended June 30, 2026, this segment reported net income of $579,815 as compared to net income of $1,886,381 for the same period in 2025. This is a decrease in net income of $1,306,566. Decreases in net income in the Theranostics Products segment for the three months and six months ended June 30, 2026, as compared to the same periods in 2025, were the result of decreased sales due to the effects of the two voluntary recalls and increased operating expenses.

Cobalt Products.

Sales of product in the Cobalt Products segment for the three months ended June 30, 2026 was $497,670, compared to $678,015 for the same period in 2025. This represents a decrease of $180,345, or approximately 27%. Sales of product in the Cobalt Products segment for the six months ended June 30, 2026 was $507,409, compared to $750,465 for the same period in 2025. This represents a decrease of $243,056, or approximately 32%.

The decreases in sales of product were primarily due shut down of Cobalt-60 manufacturing operations to prepare and repair the window gaskets of both our process hot cells. This is a significant and necessary rebuild to ensure the Cobalt-60 process hot cell can remain operational for the considerable future. In 2022 we noticed an issue with our hot cell window gasket. The issue was manageable, but it significantly hampered operational efficiency. While the issue affected only one of our process hot cell windows, we made a strategic decision to repair all the gaskets for the windows on all our process hot cells as the gaskets had reached their prescribed end-of-life. In the first quarter of 2026, we removed both sets of Cobalt hot cell windows, and a 3rd party vendor rehabilitated the windows and gaskets on site. Work was completed in the first quarter of 2026, and we returned to regular manufacturing operations at the end of March. The cost for the rehabilitation was approximately $100,000. We believe the rehabilitation work to have extended the useful life of our Cobalt-60 process hot cell by 15 to 20 years and estimate we will save approximately $150,000 in annual radiological waste costs (management, storage and disposal) by resolving the gasket issues.

Cost of product for the three months ended  June 30, 2026, was $205,236, as compared to $432,727, for the same period in 2025 for a  decrease of  53%. Gross profit for cobalt products for the three months ended  June 30, 2026 was $292,434 compared to  $245,288 for the same period in 2025. Gross profit percentages were  59% and  36% respectively. This is an  increase of $47,146, or approximately  19%. The  decrease in cost of product was due to improved margins in the sale of product partially offset by adjustments for accounting for labor hours for all segments that increased allocation to Cost of Product beginning in 2026 as discussed above.

Cost of product for the  six months ended  June 30, 2026, was $281,391, as compared to $471,599, for the same period in 2025. for a  decrease of  40%. Gross profit for cobalt products for the  six months ended  June 30, 2026 was $226,018 compared to  $278,866 for the same period in 2025. This is a  decrease of $52,848, or approximately  19%. Gross profit percentages were  45% and  37% respectively. The  decrease in cost of product was due to decreased sales in the  six months ended  June 30, 2026.

Operating costs and expenses in this segment were  $229,161 for the three months ended  June 30, 2026, compared to  $342,328 for the same period in 2025. This  decrease in operating costs and expenses is due to waste expense of $129,000 in the three months ended June 30, 2025 compared to no such expense in 2026. We had a net income for Cobalt Products of  $63,273 for the three months ended  June 30, 2026, as compared to net loss of  $97,040 for the same period in 2025. The increase in net income of $160,313, or approximately 165%, was attributable to decreased operating costs from reduced waste expense.

Operating costs and expenses in this segment were  $409,548 for the  six months ended  June 30, 2026, compared to  $524,132 for the same period in 2025. This  decrease in operating costs and expenses is also due to waste expense of $129,000 in the  six months ended  June 30, 2025 compared to no such expense in 2026. We had a net loss for Cobalt Products of  $183,530 for the  six months ended  June 30, 2026, as compared to net loss of  $245,266 for the same period in 2025. The  decrease in net loss of $61,736, or approximately 25%, was attributable to decreased operating costs from reduced waste expense.

Calibration & Reference Products (formerly Nuclear Medicine Standards)

Sales of product in the Calibration & Reference Products segment for the three months ended June 30, 2026, were $1,055,031, compared to $1,013,814 for the same period in 2025. This represents an increase in sales of $41,217, or approximately 4%. This increase in sales for the three months ended June 30, 2026 was due sales growth as we continue to develop additional products.

Sales of product in the Calibration & Reference Products segment for the six months ended June 30, 2026, were $1,937,821, compared to $2,340,580 for the same period in 2025. This represents a decrease in sales of $402,759, or approximately 17%. We had a decrease in sales in the six months ended June 30, 2026 because of catch-up revenue that occurred in the three months ended March 31, 2025 due to pent up demand from a global shortage of Cobalt-57 radioisotope during 2024 that resulted in increased sales in the first quarter of 2025.

Due to an ongoing global shortage of Gadolidium-153 radioisotope beginning in January 2025, we have been unable to manufacture any products that utilize this radioisotope. We expect these sales to return with a period of catch-up once we have been able to source this radioisotope.

Cost of product for our Calibration & Reference Products segment for the three months ended June 30, 2026, was $621,073, as compared to $529,354 for the same period in 2025. The increase in cost of product in the period-to-period comparison of $91,719, or 17%, was partially due to adjustments for accounting for labor hours to increase allocation to Cost of Product all segments beginning in 2026 as discussed in more detail above and partially due to increased sales during the three-month period ended June 30, 2026 compared to the same period in 2025. Gross profit for our Calibration & Reference Products segment for the three months ended June 30, 2026 was $433,958 compared to $484,460 for the same period in 2025. This is a decrease in gross profit of $50,502, or approximately 10% due to the increase to cost of product.

Cost of product for our Calibration & Reference Products segment for the six months ended June 30, 2026, was $1,167,868, as compared to $1,144,824 for the same period in 2025. The increase in cost of product in the period-to-period comparison of $23,044, or 2%, was partially due to adjustments for accounting for labor hours to increase allocation to Cost of Product for all segments beginning in 2026. Gross profit for our Calibration & Reference Products segment for the six months ended June 30, 2026 was $769,953 compared to $1,195,756 for the same period in 2025. This is a decrease in gross profit of $425,803, or approximately 36% due to decreased sales.

Operating costs and expenses for this segment for the three months ended June 30, 2026 increased to $532,757, from $522,847 for the same period in 2025. This is an increase of $9,910, or approximately 2%. Operating costs and expenses for this segment for the six months ended June 30, 2026 increased to $986,404, from $966,580 for the same period in 2025. This is an increase of $19,824, or approximately 2%, The increases to operating costs and expenses during the three months and six months ended June 30, 2026, as compared to the same periods in 2025, were the result of increased professional fees.

Net loss for this segment for the three months ended June 30, 2026 was $98,799, compared to net loss of $38,387 for the same period in 2025. This is an increase of net loss of $60,412 and was largely the result of decreased gross profit.

Net loss for this segment for the six months ended June 30, 2026 was $216,451, compared to net income of $229,176 for the same period in 2025. This is a decrease of net income of $445,627 and was largely the result of decreased sales.

Medical Device Products.

For the three months ended June 30, 2026 we had sale of product in the Medical Device Products segment of $40,957 compared to $58,089 for the same period ending June 30, 2025. This represents a decrease in sales of $17,132, or approximately 29%.

For the six months ended June 30, 2026 we had sale of product in the Medical Device Products segment of $130,070 compared to $110,719 for the same period ending June 30, 2025. This represents an increase in sales of $19,351, or approximately 17%.

Cost of product for our Medical Device Products segment for the three months ended June 30, 2026, was $35,719, as compared to $46,848 for the same period in 2025. The decrease in cost of product in the period-to-period comparison of $11,129, or 24%, was due to decreased sales. Gross profit for our Medical Device Products segment for the three months ended June 30, 2026 was $5,238 compared to $11,241 for the same period in 2025. This is a decrease in gross profit of $6,003, or approximately 53%.

Cost of product for our Medical Device Products segment for the six months ended June 30, 2026, was $82,481, as compared to $94,201 for the same period in 2025. The decrease in cost of product in the period-to-period comparison of $11,720, or 12%, was due to sales of higher margin products during the six-month period ended June 30, 2026 compared to the same period in 2025. Gross profit for our Medical Device Products segment for the six months ended June 30, 2026 was $47,589 compared to $16,518 for the same period in 2025. This is an increase in gross profit of $31,071, or approximately 188%.

Sale of product includes distribution of various third-party products. We plan to commercialize additional third-party medical devices and accessories related to the radiopharmaceutical and theranostics spaces and provide engineering, installation, and preventative maintenance and services related to those medical devices. We are also in development for our Swirler® and Tru-Fit™ Mouthpiece products which will be under the branding of RadVent. These products are based on assets and intellectual property rights we acquired previously from AMICI, Inc. Due to the impact of tariff issues, we expect these RadVent products to release in Q1 2027. We are also continuing the development of our EasyFill Iodine Encapsulation System. On June 25, 2026, we entered into an Asset Purchase Agreement with Lucerno Dynamics, LLC for certain assets related to the Lara® System technology platform and the Ellexa® Explorer Software. We are working on asset transfers and registrations related to the sale. In addition to adding Lara and Ellexa to our Medical Devices Segment, the acquired IP carries additional applications in uptake, dosimetry, quantification, and integration into auto-infusion drug delivery systems. The acquisition closed on June 25,2026

Operating costs and expenses for this segment for the three months ended June 30, 2026 were $219,318 compared to $212,546 in the same period in 2025 which is an increase in operating expenses of $6,772. Operating costs and expenses for this segment for the six months ended June 30, 2026 were $425,264 compared to $399,492 in the same period in 2025 which is an increase in operating expenses of $25,772 The increased operating expenses during the three months and six months ended June 30, 2026, as compared to the same periods in 2025, were due to increased research and development related to the startup of this new business segment.

Net loss for this segment for the three months ended June 30, 2026 was $214,080, compared to net loss of $201,305 for the same period in 2025. This is an increase in net loss of $12,775 due to decreased sales and increased development activity in the segment.

Net loss for this segment for the six months ended June 30, 2026 was $377,675, compared to net loss of $382,974 for the same period in 2025. This is a decrease in net loss of $5,299 due to increased sales.

Fluorine Products.

For the three months and six months ended June 30, 2026 and the three months and six months ended June 30, 2025, we had no sales and cost of product in our Fluorine Products segment.

During the three months ended June 30, 2026, we incurred $32,809 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $26,095 for the same period in 2025.

During the six months ended June 30, 2026, we incurred $64,193 of expenses related to maintenance of plans, designs, and other assets for a proposed de-conversion facility, as compared to $52,254 for the same period in 2025.

During the three months ended June 30, 2026 and 2025 we received $0 and $30,000 respectively in extension payments related to the DUF6 Asset Sale. During the six months ended June 30, 2026 and 2025 we received $30,000 and $0 in extension payments respectively. The DUF6 Asset Sale was terminated in February as described in more detail above. These $10,000 extension payments received monthly from April 2025 until March 2026 were included in Other Income on our Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2026, we had cash and cash equivalents of $1,196,492 as compared to $1,695,158 at December 31, 2025. This is a decrease of $498,666 or approximately 29% was largely due to increased net loss and purchases of property, plant, and equipment. For the six months ended June 30, 2026, net cash used in operating activities was $686,000 and for the six months ended June 30, 2025, net cash provided by operating activities was $310,446. The decrease in cash provided by operating activities was a result of an increase in net loss in the six months ended June 30, 2026.

Inventories at June 30, 2026 totaled $644,519, and inventories at December 31, 2025 totaled $875,449. Our inventory consists of work in process material for our Theranostics Products, Cobalt Products, Calibration & Reference Products, and Medical Device Products segments.

Cash used in investing activities was $205,175 for the six months ended June 30, 2026, and cash used in investing activities was $190,374 for the same period in 2025. The cash used in both periods was for the purchase of equipment.

Cash provided by financing activities was $419,309 during the six months ended June 30, 2026, and cash used in financing activities for the same period in 2025 was $175,601. During the six months ended June 30, 2026, cash paid for interest was $45,192 as compared to cash paid for interest of $156,384 for the same six-month period in 2025. Additionally, during the six months ended June 30, 2026, we received $17,709 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan, as compared to $10,896 in proceeds from the sale of our common stock through our Employee Stock Purchase Plan in the six months ended June 30, 2025. During the six months ended June 30, 2026, principal payments on notes payable were $98,400, as compared to $232,012 for the same period in 2025.

On June 23, 2026, we borrowed $500,000 from Kershner Grosso & Co., which is owned by the Company's Chairman of the Board. (the 2026 Promissory Note). Further details can be found under Note 6 "Debt" in the notes to the financial statements in this report.

In February 2026, we declared our annual dividend on the Series C Preferred Stock. Dividends payable totaled $243,780 at that time. Some holders of the Series C Preferred Stock elected to settle their dividend payments with shares of the Company’s common stock in lieu of cash. The Company issued 573,570 shares of common stock in lieu of a dividend payment of $48,180. $39,300 of dividend payable was settled with cash. $156,300 in dividends will be settled in the third quarter of 2026.

Total decrease in cash for the six months ended June 30, 2026, was $471,866 compared to a cash decrease of $55,529 for the same period in 2025.

We expect that cash from operations, cash raised via equity financing, and our current cash balance will be sufficient to fund operations for the next twelve months. Our future liquidity and capital funding requirements will depend on numerous factors, including commercial relationships, technological developments, market factors, and available financing. There is no assurance that additional capital and financing will be available on acceptable terms to the Company or at all.

Debt

In December 2013, we entered into a promissory note agreement with the chairman of our board of directors at the time and one of our major shareholders, pursuant to which we borrowed $500,000 (the “2013 Promissory Note”). The 2013 Promissory Note is secured and bears interest at 6% per annum and was originally due June 30, 2014. According to the terms of the 2013 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of our common stock. Pursuant to four modifications in the time period between June 2014 and January 2022, the 2013 Promissory Note was modified to extend the maturity date to December 31, 2023, with all remaining terms unchanged. In February 2024, the 2013 Promissory Note was modified again to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the sale of all our assets related to the Fluorine Products segment and the Planned Uranium De-Conversion Facility to American Fuel Resources, LLC (DUF6 Asset Sale), (iii) if reasonably possible, to reinstate a security provision against our Sodium iodide abbreviated new drug application (“ANDA”) and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2013 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2026, accrued interest payable on the 2013 Promissory Note was $376,734.

In April 2018, we borrowed $120,000 from our chief executive officer and the current chairman of our board of directors (“Chairman”) through an affiliated entity pursuant to a promissory note (the “2018 Promissory Note”). The 2018 Promissory Note is secured and accrues interest at 6% per annum, which is payable upon maturity of the 2018 Promissory Note. At any time, the holders of the 2018 Promissory Note may elect to have any or all of the principal and accrued interest settled with shares of our common stock based on the average price of the shares over the previous 20 trading days. The 2018 Promissory Note was originally due August 1, 2018. Pursuit to six modifications within the period of June 2018 and December 2023, the 2018 Promissory Note was modified to extend the maturity date to January 31, 2025, with all remaining terms unchanged. In February 2024, the 2018 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2018 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2026, accrued interest on the 2018 Promissory Note totaled $58,970.

In December 2019 and February 2020, we borrowed an aggregate of $1,000,000 from our chief executive officer, Chairman, former Chairman, and one of our major shareholders pursuant to a promissory note (the “2019 Promissory Note”). The 2019 Promissory Note bears an interest rate of 4% annually and was originally due December 31, 2022. According to the terms of the 2019 Promissory Note, at any time, the lenders may settle any or all of the principal and accrued interest with shares of the Company’s common stock based on the average closing price of the Company’s common stock for the 20 days preceding the payment. In December 2022, the 2019 Promissory Note was modified to extend the maturity date to December 31, 2024, with all remaining terms unchanged. In February 2024, the 2019 Promissory Note was modified to (i) extend the maturity date to March 31, 2026, (ii) remove the security provision to allow for the DUF6 Asset Sale, (iii) if reasonably possible, to reinstate a security provision against our sodium iodide ANDA and Iodine-131 Processing Hot Cell, and (iv) to reinstate all security interests if the DUF6 Asset Sale does not close by March 31, 2026, with all remaining terms unchanged. To date, we have not yet removed the security interests against any of our assets related to this note. In August 2025, the 2019 Promissory Note was modified again to extend the maturity date to March 31, 2028, with all remaining terms unchanged. At June 30, 2026, the accrued interest on the 2019 Promissory Note totaled $259,130.

In June 2026, we borrowed $500,000 from Kershner Grosso & Co., which is managed by the Company's Chairman of the Board. (the 2026 Promissory Note). The 2026 Promissory Note has a maturity date of June 30, 2031 with an interest rate of 5% per annum, and such interest shall be calculated and paid annually on each anniversary date of the Signing Date. For the first two years of the Note, the Company may elect to pay interest either in cash or in kind. However, following the two-year period, interest on the outstanding principal shall be payable only in cash to the Lender. The Lender has the right to convert the Note at any time to shares of Common Stock at a conversion price of $0.07, rounded down to the nearest share. Beginning six months after the Signing Date, the Company may call the outstanding Note, plus accrued interest, for conversion into Common Stock, so long as the volume weighted-average closing price of the Company stock over a 30 day period is greater than $0.12 per share.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2026, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be instituted against us. However, from time to time, we may be subject to claims and litigation generally associated with any business operating in the ordinary course.

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

In April 2025, an FDA inspection at our Idaho Falls facility resulted in an Official Action Indicated ("OAI"). RNX developed and implemented corrective actions and submitted our 15-day, 90-day, and 180-day, 270-day, and subsequently submitted our 1-year updates. In response to the FDA Form 483 issued in April 2025, the Company completed all planned corrective and preventive actions. A request for inspection closeout was submitted to the FDA on June 19, 2026. In addition, the Company continues to execute initiatives designed to strengthen its Quality Management System, with all actions scheduled for completion in July 2026 completed on time. There is a risk of additional action by the FDA up to and including a manufacturing and distribution hold or a warning letter. While we believe that our corrective actions in response to the OAI will be deemed satisfactory, there can be no assurance that the FDA will not require additional corrective actions or take further actions as listed above.

In the three months ended March 31, 2026, we had two product recalls. Both recalls are being conducted with the knowledge of the FDA. The first was a voluntary recall of our Generic Sodium Iodide I-131 due to the discovery of septum in our finished product vials on January 26, 2026. We had recently been approved by the FDA to implement new septum for our finished products, with this change we discovered the septum did not perform equivalent to our previous testing and validation. The impact from this recall was limited to that first batch. The second recall was on February 19, 2026. We discovered during an internal review that specific lots of our Dibasic Sodium Phosphate Capsules that may be provided with our Generic Sodium Iodide I-131 kits manufactured between 2022 and 2025 were out of specification for final capsule weight. We initiated a voluntary recall of specific lots of our Dibasic Sodium Phosphate Capsules shipped between August 19, 2024 to February 17, 2026. We notified affected pharmacies, clinics, and veterinarians of the voluntary recall. We continue to provide Generic Sodium Iodide I-131, which was not impacted, to the majority of our customers. Both voluntary recalls have been fully executed and are currently awaiting formal closeout by the FDA.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement dated June 25,2026 by and between Radnostix,Inc. and Lucerno Dynamics. LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current report on Form 8-k filed on July 1,2026)

3.1	Certificate of Amendment to Statement of Designation of the Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current report on Form 8-K filed on May 14, 2026)

4.1	Convertible Promissory Note Agreement dated June 23,2026 by and between Radnostix, Inc. and the Lenders (incorporated by reference to the Company’s Current report`` on Form 8-K filed on July 1,2026)

4.2*	Amendment to 2013 Note, dated June 30, 2026, by and between the Company and noteholders therein.

4.3*	Amendment to April 2018 Note, dated June 30, 2026, by and between the Company and noteholders therein.

4.4*	Amendment to December 2019 Note, dated June 30, 2026, by and between the Company and noteholders therein.

31.1*	Certification by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2026	Radnostix Inc.

	By:	/s/ Shahe Bagerdjian
Shahe Bagerdjian
Chief Executive Officer

	By:	/s/ W. Matthew Cox
W. Matthew Cox
Chief Financial Officer